Form 10-Q
period 1997-12-31
TECON INC /UT/
filed 1999-03-11
CIK 769592

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                         Commission File No. 2-97869-D


                                   TECON, INC.
                 (Name of Small Business Issuer in its Charter)


               UTAH                                 87-0419571
   (State or Other Jurisdiction of             (I.R.S. Employer I.D. No.)
    incorporation or organization)


                               455 East 5th South
                             Hermes Bldg., Suite 200
                            Salt Lake City, UT 84101
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801) 363-7411

                                None; Not Applicable

         (Former name or Former Address, if changed since last Report)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes    No    X         (2)  Yes  X    No
        ----    ----                 ----      ----

     (APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

     Check whether the Issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a Plan confirmed by a court. Yes_____ No ______

None; not Applicable.

     (APPLICABLE  ONLY  TO  CORPORATE  ISSUERS)

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                  March 8, 1999
                               Common Voting Stock
                                    1,199,962


                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of any "Documents  Incorporated by Reference" is contained in
Item 6 of this Report.


PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following pages, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending December 31, 1997, or for the past five calendar years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company has no operations and any cash requirements are being advanced by a shareholder.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.
------------------------

None; not applicable.

Item 2.Changes in Securities.
-----------------------------

See the 10KSB for the period ending December 31, 1998, Part I, Item I.

Item 3.Defaults Upon Senior Securities.
---------------------------------------

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

     No matter was submitted to a vote of security holders of the Company during the period covered by this Report. For additional information see the 10KSB for the period ending December 31, 1998, Part I, Item I.

Item 5.Other Information.
-------------------------

None; not applicable.

Item 6.Exhibits and Reports on Form 8-K.
----------------------------------------

(a)Exhibits.*

None; not applicable.

(b)Reports on Form 8-K.

     The Company filed with the Securities and Exchange Commission a report on Form 8-K, as filed on March 27, 1992, which is incorporated herein by this reference.

(c) Documents Incorporated by Reference

     Form 10-KSB for the period ending 3-31-98**
     Form 8-K, as filed on March 27, 1992**

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **These documents have been previously filed with the Securities and Exchange Commission and are incorporated herein by this reference.


                                   TECON, INC.
                                 BALANCE SHEETS
                               December 31, 1997

                                                                      12/31/97
                                                                  ----------------
                                                                    [Unaudited]
ASSETS

      Total Current Assets                                      $               0

                                                                  ----------------
TOTAL ASSETS                                                    $               0
                                                                  ================

LIABILITIES & STOCKHOLDERS EQUITY

LIABILITIES

      Current Liabilities
          Accounts Payable
          Loans from Stockholders                           $                   0
                                                                  ----------------
      Total Current Liabilities                                             1,310
                                                                  ----------------

TOTAL LIABILITIES                                                           1,310

STOCKHOLDERS' DEFECIT

      Common Stock                                                            900
      Paid-in Capital                                                   2,114,138
      Accumulated Deficit                                              (2,116,348)
                                                                  ----------------
TOTAL STOCKHOLDERS' DEFECIT                                                (1,310)

                                                                  ----------------
TOTAL LIABILITIES & STOCKHOLDERS DEFECIT                        $               0
                                                                  ================



     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                                   TECON, INC.
                            STATEMENTS OF OPERATIONS
     For the Three and Nine Month Periods Ended December 31, 1997 and 1996

                                             Three Months          Three Months         Nine Months        Nine Months
                                                 Ended                 Ended               Ended              Ended
                                                12/31/97              12/31/96            12/31/97           12/31/96
                                          -------------------   -------------------   ---------------    ---------------
                                              [Unaudited]           [Unaudited]         [Unaudited]        [Unaudited]
REVENUE
      Income                             $                  0  $                  0 $               0 $                0
                                          -------------------   -------------------   ---------------    ---------------
NET REVENUE                                                 0                     0                 0                  0

OPERATING EXPENSES
      Administrative Expenses                               0                     0               300                  0
      Office Expenses                                       0                    11                93                 11
      Professional Fees                                   869                   161               941                161
                                          -------------------   -------------------   ---------------    ---------------
TOTAL OPERATING EXPENSES                                  869                   172             1,334                172

                                          -------------------   -------------------   ---------------    ---------------
NET INCOME/(LOSS)                        $               (869) $               (172)$          (1,334)$             (172)
                                          ===================   ===================   ===============    ===============

NET LOSS PER SHARE                       $              (0.01)                (0.01)           (0.01)             (0.01)
                                          ===================   ===================   ===============    ===============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                         899,962               599,962           899,962           599,962
                                          ===================   ===================   ===============    ===============


                                   TECON, INC.
                            STATEMENTS OF CASH FLOWS
        For the Three and Nine Month Periods Ended December 31, 1997 and 1996

                                                              Three Months         Three Months         Nine Months      Nine Months
                                                                  Ended                Ended              Ended            Ended
                                                                12/31/97             12/31/96           12/31/97         12/31/96
                                                             ----------------     ----------------   ----------------- -------------
                                                               [Unaudited]          [Unaudited]        [Unaudited]       [Unaudited]

Cash Flows Used For Operating Activities
---------------------------------------------------------
  Net Loss                                                 $            (869)   $            (172) $           (1,334) $       (172)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Issued Stock to Directors                                              0                    0                 300             0
    Increase/(Decrease) in loans from shareholders'                      869                  172               1,034           172
         Net Cash Used For Operating Activities                            0                    0                   0             0
                                                             ================     ================   =================  ============

Cash Flows Provided by Financing Activities
---------------------------------------------------------
      Net Increase in Cash                                                 0                    0                   0             0

      Beginning Cash Balance                                               0                    0                   0             0

      Ending Cash Balance                                                  0                    0                   0             0
                                                             ================     ================   =================  ============


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TECON, INC.



Date: 3/10/99                 /S/ SHERYL ROSS
                              Sheryl Ross, Director and President



Date: 3/10/99                 /S/ SHELLEY GOFF
                              Shelley Goff, Director and Secretary/Treasurer