Form 10KSB
period 1998-03-31
TECON INC /UT/
filed 1999-03-11
CIK 769592

U. S. Securities and Exchange Commission



                           Washington, D. C. 20549



                                 FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934

                   For the fiscal year ended March 31, 1998
                              -----------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from                  to
                                  -------------    -------------

                        Commission File No. 2-97869-D
                                 -----------

                                   TECON, INC.
                                  -------------
                (Name of Small Business Issuer in its Charter)

                UTAH                                87-0419571
                ----                                ----------
     (State or Other Jurisdiction of        (I.R.S. Employer I.D. No.)
      incorporation or organization)

                             455 East 500 South #205
                            Salt Lake City, UT 84111
                           ---------------------------
                    (Address of Principal Executive Offices)

                  Issuer's Telephone Number: (801) 363-7411

                                 14613 N.E. 87th
                                 P.O. Box 2770
                           Redmond, Washington 98073
                          ----------------------------
        (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act: None.
Name of Each Exchange on Which Registered:                     None.
Securities Registered under Section 12(g) of the Exchange Act: None.

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes X       No             (2)   Yes  X    No
              ---         ---                   ---       ---

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: March 31, 1998- $0

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 1998 - $140.10. There are approximately 140,106 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                 (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PAST FIVE YEARS)

      None; Not applicable.

                    (APPLICABLE ONLY TO CORPORATE ISSUERS)

      State the number of outstanding shares of each of the Issuer's classes of common equity, as of the latest practicable date:

                                March 8, 1999
                                common - 1,199,962
                                preferred - 0

                     DOCUMENTS INCORPORATED BY REFERENCE

      A  description  of "Documents  Incorporated  by Reference" is contained in
Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---        ---

                                    PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Organization and Charter Amendments.
     -----------------------------------

     Tecon, Inc. (the "Company") was incorporated under the laws of the State of Utah under the name "B.U.D. Corp." on March 28, 1985, primarily for the purpose of raising minimal capital to seek out, investigate and acquire interests in assets of businesses deemed to have potential for success. It had an initial authorized capital of $305,000 divided into 5,000,000 shares $.001 par value preferred stock and 300,000,000 shares of $.001 par value common stock.

     On December 20, 1986, the Company resolved to change its name to "Tecon, Inc." from "B.U.D. Corp" and reverse split its outstanding common stock on a basis of two to one (2 to 1); on January 23, 1989, the Company resolved to reverse split its common stock on a basis of four to one(4 to 1); and on October 18, 1995, the Board of Directors resolved to reverse split its common stock on a basis of 51.662 for 1, effective November 20, 1995. Appropriate adjustments in the stated capital and capital surplus accounts of the Company were made on each reverse while retaining the authorized capital and par value. See Part III, Item 13, for copies of the Amendments to the Articles of Incoporation affecting these reverse splits and/or consent of Directors and related opinon of counsel. All Computations herein take into account these reverse splits.

     Public Offering.
     ---------------

     The Company filed a Registration Statement on Form S-18 with the Securities and Exchange Commission (the "Commission") on May 17, 1985, and pursuant to its Prospectus dated August 9, 1985, the Company commenced the offer and sale to the public of Units consisting of common stock and common stock purchase warrants entitling the holder to purchase additional common stock. The offering was closed on December 5, 1985, after receipt of $170,600 pursuant to the offering. For more information on exercised warrants, see the caption "History of Operations" below.

     Material Changes of Control Since Inception and Related Business History.
     ------------------------------------------------------------------------

     The   Company   acquired   Tecon,    Inc.,   a   Washington    corporation
("Tecon-Washington"), pursuant to an Agreement and Plan of Reorganization, which was completed in September of 1986. The Company acquired 100% of the issued and outstanding shares of all classes of stock of Tecon-Washington in exchange for common and preferred stock.

     On June 27, 1988, the Board of Directors adopted resolutions whereby the outstanding shares of preferred stock issued to Tecon-Washington were acquired by the Company in exchange for shares of Loki Systems, Inc., owned by the Company. There are currently no preferred shares issued or outstanding.

     Effective on March 31, 1992, Todd Ingram, Joe Vittuli and Wayne Smith resigned as executive officers and directors of the Company in seriatim, and confirmed the designation of Bradley C. Burningham, Sheryl Ross and Shelley Goff as executive officers and directors of the Company.

     Following the reverse split of the Company's outstanding common stock in 1985, the current Board of Directors, as a group, controlled 75% of the outstanding voting securities of the Company. See the caption "Sale of Unregistered and Restricted Securites" during the Past Three Years below.

Sales of "Unregistered" & "Restricted" Securities Over The Past Three Years.
----------------------------------------------------------------------------

Name and Address                   Date           Number of Shares         Consideration
----------------                   ----           ----------------         -------------
Duane S. Jenson(1)(2)              1/20/94          29,035                 $1,500
5525 S. 900 E. #110                1/20/94          29,035                 Services
Salt Lake City, UT                                                         at par value

Leonard W. Burningham, Esq.(1)(2)  1/20/94          96,783                 Legal fees
455 E. 500 S. #205                                                         at par value
Salt Lake City, UT

Bradley C. Burningham(1)           4/4/96           100,000                Services at par value
455 E. 500 S. #205                 9/28/96          100,000                Services at par value
Salt Lake City, UT                 1/14/98          100,000                Services at par value

Shelley Goff(1)                    4/4/96           100,000                Services at par value
455 E. 500 S. #205                 9/28/96          100,000                Services at par value
Salt Lake City, UT                 1/14/98          100,000                Services at par value

Sheryl Ross(1)                     4/4/96           100,000                Services at par value
455 E. 500 S. #205                 9/28/96          100,000                Services at par value
Salt Lake City, UT                 1/14/98          100,000                Services at par value

     (1) See Part II, Item 10 and Item 11, for information regarding executive compensation and stock ownership.

     (2) On January 20, 1994, the Company issued Leonard W. Burningham, Esq., 96,783 shares for legal fees and 29,035 to Duane S. Jenson for $1,500 and an additional 29,035 for services all based on par value.

     History of Operations.
     ----------------------

     From its acquisition of Tecon-Washington in 1985 and until the end of fiscal 1989, the Company was primarily engaged in research and development of computerized video imaging and multi-user, multi-task systems. See Item 13 of the Company's Annual Report on Form 10-KSB for the year ended March 31, 1991, and which is incorporated herein by this reference.

     The only significant business conducted by the Company since its inception has been through its wholly owned subsidiary, Tecon-Washington. The Company ceased business operations March 31, 1992. All of the assets of Tecon-Washington were acquired by Precision Digital Images, Corporation, (PDI) as a Transfer in Partial Satisfaction of Security Interest. For more information on the Disposition of Assets and related events, see Item 13 of the Company's Current Report on Form 8-K, filed with the Commission on March 27, 1992, which is incorporated herein by this reference.

     Tecon-Washington was dissolved by the State of Washington on September 21, 1992, for failure to file an annual report.

     Pursuant to the Company's Prospectus, dated August 9, 1985, the Company sold certain common stock purchase warrants. All unexercised warrants expired on May 9, 1989, a date to which the exercise period was extended by the Board of Directors.


Business.
---------

     Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire, the Company has had no material business operations since 1992. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, it is essentially a "blank check" company. Because the Company has limited assets and conducts no material business operations, management anticipates that any such acquisition would require it to issue shares of its common or preferred stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

      The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

     Although the Company has not entered into any agreements with any other entity with respect to any potential merger or acquisition transaction, management has reviewed the business plan for Titan Energy, Inc., a California based company. However, management does not believe that any transaction with Titan to be any more likely than with another company.

     Further, the National Association of Securities Dealers, Inc. (the "NASD") has adopted regulations requiring that all "non-reporting" companies whose shares of common stock are quoted on the NASD's OTC Bulletin Board be dropped from such quotations, and the quotation will not be accepted from "non-reporting" Company. See the heading "Risk Factors," specifically "No Market for Common Stock, No Market for Shares," herein.

      In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

      Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

      Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

      The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

      Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

      Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

Year 2000.
----------

      Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its operations. However, the possibility exists that the Company may merge with or acquire a business that will be negatively affected by the "year 2000" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Company identifies a merger or acquisition target.

Principal Products and Services.
---------------------------------------

     The limited business operations of the Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by the Company are to manage its current limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

Distribution Methods of the Products or Services.
-----------------------------------------------------------

      Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Status of any Publicly Announced New Product or Service.
-----------------------------------------------------------------------

      None; not applicable.

Competitive Business Conditions.
-----------------------------------------

      Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers.
-----------

      None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

      None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions,
Royalty Agreements or Labor Contracts.
------------------------------
      None; not applicable.

Need for any Governmental Approval of Principal Products or Services.
---------

      Because the Company currently produces no products or services, it is not presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on Business.
---------

     The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

      The Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

Research and Development.
-------------------------

     None; not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

      None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Number of Employees.
--------------------
      None.

Item 2.  Description of Property.
         ------------------------

     Other than cash and certain prepaid assets, the Company has virtually no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its counsel, and are currently provided at no cost. Because the Company has had no business, its activities will be limited to keeping itself in good standing in the State of Utah, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the Commission. These activities have consumed an insubstantial amount of management's time.

Item 3.  Legal Proceedings.
         ------------------

      The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

     For material documentation respecting the disposition of assets , see Item 13 and the Current Report on Form 8-K, dated April 27, 1992, which is incorporated herein by this reference. Furthermore, effective January 10, 1997 for consideration of $10, Mr. Wayne Smith entered into a Covenant Not to Sue and Compromise and Settlement of debt of the Company, a copy of which is attached hereto and incorporated herein by reference. See Item 13 of this Report. Mr. Smith entered into this Agreement so the Company would be able to pursue future business operations without being hindered by potential litigation. Mr. Smith holds less than 5% of the Company's common stock.


 Item 4.  Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report or during the seven previous calendar years.

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There is no "public market" for shares of common stock of the Company. The Company plans to submit for quotation regarding its common stock on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition, reorganization or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Sale of "Restricted Shares"
--------------------------

     Of the 1,199,962 outstanding shares of the Company's common stock, 900,024 are deemed to be "Restricted" securities within the meaning of Rule 144 of the Securities Act of 1933 (the "1933 Act"). If a market for the Company's common stock ever develops, Bradley C. Burningham, Shelley Goff and Sheryl Ross, the owners of these securities, may begin selling them as early as 90 days after any acquisitin, reorganization or merger. Such sales may have a negative effect on the Company's stock price.

Holders
-------

      The number of record holders of the Company's common stock as of the date of this Report is approximately 263.

Dividends
---------

      The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

      The Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which may be the Company expects to pay from its cash resources. As of March 31, 1998, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than restoring and maintaining its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations or since 1992.

      At March 31, 1998, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the fiscal year ended March 31, 1998, the Company had a net loss of ($2,286), due to general and administrative expenses. This compares to a net loss of ($276), also attributable to general and administrative expenses during the fiscal year ended March 31, 1997. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

      During the fiscal years ended March 31, 1998, and 1997, a shareholder and consultant paid general and administrative expenses on behalf of the Company totaling $1,686 and $276, respectively. The unsecured loan bears no interest and is due on demand.

      The Company has no assets and total liabilities of $1,962 for the year ended March 31, 1998.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          March 31, 1998 and 1997

          Independent Auditors' Report

          Balance Sheets - March 31, 1998 and 1997

          Statements of Operations for the years ended
          March 31, 1998 and 1997

          Statements of Stockholders' Equity for the years ended March 31, 1998 and 1997

          Statements of Cash Flows for the years ended
          March 31, 1998 and 1997

          Notes to the Financial Statements

Item 8.  Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure.
---------------------

      There have been no changes in the Company's principal independent accountant in the past two calendar years or as of the date of this Report.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Not Applicable under 15(d). Further, the Company files under 15(d) of the Exchange Act of 1934.

Identification of Directors and Executive Officers
--------------------------------------------------

      The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                          Date of        Date of
                         Positions        Election or    Termination
Name                     Held             Designation    or Resignation
----                      ----            ----------     --------------

Sheryl Ross              President        3/92           *
                         Director

Bradley C. Burningham    Vice President   3/92           *
                         Director

Shelley Goff             Secretary/       3/92           *
                         Treasurer
                         Director

     * These persons presently serve in the capacities indicated.

Business Experience.
-------------------

     Sheryl Ross. President and Director. Ms. Ross is 49 years of age and is employed as an office manager and assistant by Leonard W. Burningham, Esq. Ms. Ross has worked for Leonard W. Burningham, Esq. for the past 30 years.

     Bradley C. Burningham. Vice President and Director. Mr. Burningham is 25 years of age. Mr. Burningham received a BS Degree in Political Science from the University of Utah in 1996, and has been employed by his father, Leonard W. Burningham, Esq., since 1992.

     Shelley Goff. Secretary, Treasurer and Director. Ms. Goff is 38 years of age and currently employed as a legal assistant for Leonard W. Burningham, Esq. Ms. Goff received a BS Degree in Finance from the University of Utah in 1992, an AS Degree in Business Management in 1986 and an AAS Degree in Data Processing in 1985 from Salt lake Community College. Ms. Goff has 20 years experience in the Securities Industry, with a Series 24 License, General Securities Principal; Series 7 License, General Securities Representative; and a Series 63, Universal State License. Ms. Goff is also self employed doing bookkeeping from her home for the last twelve years.

Significant Employees.
----------------------

      The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage. However, Leonard W. Burningham, Esq., who may be deemed to be an "affiliate" of the Company, is the father of Bradley C. Burningham, and the employer of Messrs. Ross and Goff.

Involvement in Certain Legal Proceedings.
-----------------------------------------

      Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

      (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;


      (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

      (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

      No reports required to be filed during the preceding two calendar years or since the bankruptcy proceedings of the Company in 1989 which were required to be filed by directors of executive officers of the Company have not been timely filed.

Item 10. Executive Compensation.
         -----------------------

      The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                    SUMMARY COMPENSATION TABLE


(a)         (b)          (c)      (d)      (e)            (f)          (g)      (h)       (i)
Name and    Years or                       Other          Restricted   Option/  LTIP      All
Principal   Periods      $        $        Annual         Stock        SAR's    Payouts   Other
Position    Ended        Salary   Bonus    Compenstion($) Awards ($)   ($)      ($)       Comp-
                                                                                          ensation
Sheryl
Ross,       3/31/98      0        0        0              0             0       0         (3)
President   3/31/97      0        0        0              0             0       0         (2)
            3/31/96      0        0        0              0             0       0         (1)

Bradley C.
Burningham, 3/31/98      0        0        0              0             0       0         (3)
V.P.        3/31/97      0        0        0              0             0       0         (2)
            3/31/96      0        0        0              0             0       0         (1)

Shelley
Goff,       3/31/98      0        0        0              0             0       0         (3)
Secretary,  3/31/97      0        0        0              0             0       0         (2)
Treasurer   3/31/96      0        0        0              0             0       0         (1)


     (1) On March 4, 1996 the Board of Directors resolved to issue 300,000 "unregistered" and "restricted" shares of its $0.001 par value shares of common voting stock to the directors and executive officers of the Company for services rendered, 100,000 shares to each. See the caption "Business Development" of Item 1, Part I, and Item 11, Part III, of this Report.

     (2) On September 18, 1997 the Board of Directors resolved to issue 300,000 "unregistered" and "restricted" shares of its $0.001 par value share of common voting stock to the directors and executive officers of the Company for services rendered, 100,000 shares to each. See the caption "Business Development" of Item 1, Part I, and Item 11, Part III, of this Report.

     (3) On January 14, 1998 the Board of Directors resolved to issue 300,000 "unregistered" and "restricted" shares of its $0.001 par value share of common voting stock to the directors and executive officers of the Company for services rendered, 100,000 shares to each. See the caption "Business Development" of Item 1, Part I, and Item 11, Part III, of this Report.

   No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1997, 1996, or 1995, or the period ending on the date of this Report.

Compensation of Directors.
--------------------------

   There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

   There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

   There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

   The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 1,199,962 shares of common stock being outstanding.


                              Number of Shares              Percentage
Name and Address              Beneficially Owned           of Class (1)
----------------              --------------                --------

Bradley C. Burningham         300,024                       25%
455 S. 500 S. #205
Salt Lake City, UT 84111

Leonard W. Burningham, Esq.    98,993                       8.25%
455 S. 500 S. #205
Salt Lake City, UT 84111

Shelley Goff                  300,000                       25%
455 S. 500 S. #205
Salt Lake City, UT 84111

Sheryl Ross                   300,024                       25%
455 S. 500 S. #205
Salt Lake City, UT 84111

Duane S. Jenson                60,749*                      5.1%
5525 S. 900 E. #110
Salt Lake City, UT 84117
                              ------                        ----
                              1,059,790                     88.32%


     *Includes 29 shares controlled by Duane S. Jenson, in the name of Jenson Services, Inc ("Jenson Services") Mr. Jenson can be deemed to be a beneficial owner of shares owned by Jenson Services because he is one of the directors and executive officers and its principal stockholder.

Security Ownership of Management.
--------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of the date of this Report:


                              Number of                     Percentage of
Name and Address              Shares Beneficially Owned     of Class *
----------------              -------------------------     --------
Bradley C. Burningham         300,024                       25%
455 S. 500 S. #205
Salt Lake City, UT 84111

Shelley Goff                  300,000                       25%
455 S. 500 S. #205
Salt Lake City, UT 84111

Sheryl Ross                   300,024                       25%
455 S. 500 S. #205
Salt Lake City, UT 84111

                              ---------                     ------

All directors and executive
officers as a group           900,048                       75%
(3 persons)



Changes in Control.
-------------------

   There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactionss between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
---------------------------------

Reports on Form 8-K
-------------------

     **The Company filed with the Commission a Current Report on Form 8-K, as filed on March 27, 1992, which is incorporated herein by this reference.


Exhibit
Number                                      Description*
-------                                     ------------

     3.1                                Initial Articles of Incorporation,
                                        as filed March 28, 1985

     3.2                                By-laws

     3.3i                               Articles of Amendment to the
                                        Articles of Incorporation, as filed on
                                        December 29, 1986

     3.3ii                              Articles of Amendment to the
                                        Articles of Incorporation, as filed on
                                        March 14, 1989

     27                                 Financial Data Schedule

     99.1 Consent of Directors to reverse split on a basis of 51.662 to 1

     99.2                               Legal opinion regarding reverse split
                                        and no amendment being required

     99.3                               Covenant Not to Sue and Compromise and
                                        Settlement of debt of Tecon, Inc.

Documents Incorporated by Reference
-----------------------------------
     **Registration Statement on form S-18, as amended, dated 8-5-85

     **Form 10-KSB for the  period ended 3-31-91

     **Form 8-K, as filed on 3-27-92


     *Summaries of all exhibits contained within this Registration Statement are modified in their entirety by reference to these Exhibits.
     **These documents are incorporated herein by this reference and have been previously filed with the Securities and Exchange Commission.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           TECON, INC.

Date: 3/10/99              /S/ SHERYL ROSS
                           Sheryl Ross
                           President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                           TECON, INC.

Date: 3/10/99              /S/ SHERYL ROSS
                           Sheryl Ross
                           President and Director







Date: 3/10/99              /S/ SHELLEY GOFF
                           Shelley Goff
                           Secretary/Treasurer and Director

                                  TECON, INC.
                         [A Development Stage Company]
              Financial Statements and Independent Auditors' Report
                                 March 31, 1998



                                  TECON, INC.
                          [A Development Stage Company]
                                TABLE OF CONTENTS






                                                                                                      Page

Independent Auditors' Report                                                                            1

Balance Sheet -- March 31, 1998                                                                         2

Statements  of Operations  for the years ended March 31, 1998 and 1997,  and for the Period from Reactivation [January 18, 1994] through March 31,
1998                                                                                                    3

Statements of Stockholders' Deficit for the Period from Reactivation
[January 18, 1994] through March 31, 1998                                                               4

Statements  of Cash Flows for the years ended  March 31, 1998 and 1997,  and for the Period from Reactivation [January 18, 1994] through March 31,
1998                                                                                                    5

Notes to Financial Statements                                                                          6-8


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Tecon, Inc.[a development stage company]


We have audited the accompanying balance sheet of Tecon, Inc. [a development stage company] as of March 31, 1998, and the related statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 1998 and 1997, and from the Period of Reactivation [January 18, 1994] through March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tecon, Inc. [a development stage company] as of March 31, 1998, and the results of operations and cash flows for the years ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated losses from operations, has no assets, and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



               Mantyla, McReynolds and Associates

Salt Lake City, Utah
July 15, 1998




                                   Tecon, Inc.
                          [A Development Stage Company]
                                  Balance Sheet
                                 March 31, 1998


                                     ASSETS


Assets                                                           $            -0-
                                                                   ---------------
                  Total Assets                                   $            -0-
                                                                   ===============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT



Liabilities:
  Current Liabilities:
  Payable to Stockholders - NOTE 8                               $         1,962
                                                                   ---------------
                Total Liabilities                                          1,962


Stockholders' Deficit:
  Capital Stock -- 300,000,000 shares authorized having a
  par value of $.001 per share; 1,199,962 shares issued
  and outstanding - NOTE 9                                                 1,200
  Additional Paid-in Capital                                           2,114,138
  Accumulated Deficit                                                 (2,117,300)
                                                                   ---------------
           Total Stockholders' Deficit                                    (1,962)
                                                                   ---------------
   Total Liabilities and Stockholders' Deficit                   $            -0-
                                                                   ===============








                 See accompanying notes to financial statements.




                                   Tecon, Inc.
                          [A Development Stage Company]
                            Statements of Operations
                   For the Years Ended March 31, 1998 and 1997


                                                                         Reactivation
                                                                            through
                                                                           March 31,
                                             1998            1997            1998
                                             ----            ----            ----
Revenues                               $         -0-    $       -0-    $          -0-

General & Administrative Expenses              2,286            276            10,862
                                         ------------     ----------     -------------

           Operating Loss                     (2,286)          (276)          (10,862)


    Net Loss Before Income Taxes              (2,286)          (276)          (10,862)

Current Year Provision for Income Taxes          -0-            -0-               -0-
                                         ------------     ----------     -------------

Net Loss                               $      (2,286)   $      (276)   $      (10,862)
                                         ============     ==========     =============



Loss Per Share                         $        (.01)   $      (.01)   $         (.01)
                                         ============     ==========     =============

Weighted Average Shares Outstanding          799,962        599,962            483,711
                                         ============     ==========     =============






                 See accompanying notes to financial statements.




                                   Tecon, Inc.
                          [A Development Stage Company]
                       Statements of Stockholders' Deficit
                   For the Years Ended March 31, 1998 and 1997


                                                            Additional                       Net
                                   Common       Common        Paid-in      Accumulated   Stockholders'
                                   Shares        Stock        Capital        Deficit       Deficit
                                   ---------    ---------    ----------     ----------    -----------
Balance, January 18, 1994, date    7,498,701  $      7,499  $  2,098,939  $   (2,106,438) $         -0-
of Reinstatement

Issued stock for cash and
services, January 20, 1994         8,000,000         8,000                                       8,000

Net loss for the Year Ended
 March 31, 1994                                                                  (8,000)        (8,000)
                                   ---------    ----------    ----------     -----------    -----------
Balance, March 31, 1994           15,498,701  $    15,499  $  2,098,939  $   (2,114,438) $         -0-

Net loss for the Year Ended
 March 31, 1995                                                                    -0-             -0-
                                   ---------    ---------    ----------     ----------    -----------
Balance, March 31, 1995            15,498,701 $    15,499  $  2,098,939  $   (2,114,438) $         -0-

Reverse split (51.662 for 1),
November 20, 1995                 (15,198,739)    (15,199)       15,199                            -0-

Issued 300,000 shares of
common stock to directors for
services (3/4/96)                     300,000         300                                         300

Net loss for the Year Ended
 March 31, 1996                                                                   (300)          (300)
                                   ---------    ---------    ----------     -----------    -----------
Balance, March 31, 1996               599,962  $      600  $  2,114,138  $   (2,114,738) $         -0-

Net loss for the Year Ended
 March 31, 1997                                                                    (276)         (276)
                                   ---------    ---------    ----------     ------------    -----------
Balance, March 31, 1997               599,962         600     2,114,138      (2,115,014)         (276)

Issued 300,000 shares of
common stock to directors for
services (9/18/97)                    300,000         300                                          300

Issued 300,000 shares of
common stock to directors for
services (1/14/98)                    300,000         300                                          300

Net loss for the Year Ended
 March 31, 1998                                                                 (2,286)         (2,286)
                                   ---------    ---------    ----------     ----------    -----------
Balance, March 31, 1998             1,199,962 $     1,200  $  2,114,138  $  (2,117,300) $       (1,962)
                                   =========    =========    ===========    ===========    ===========



                 See accompanying notes to financial statements.




                                   Tecon, Inc.
                          [A Development Stage Company]
                            Statements of Cash Flows
                   For the Years Ended March 31, 1998 and 1997

                                                                                       Reactivation
                                                                                          through
                                                                                          March 31,
                                                                1998          1997          1998
                                                                ----          ----          ----
Cash Flows Provided by/(Used for) Operating Activities
Net Loss                                                $    (2,286)   $     (276)  $     (10,862)
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Issued stock for director and legal fees                    600                         7,400
    Increase in shareholder loan                              1,686           276           1,962
                                                           ---------     ---------    -----------
          Net Cash Used for Operating Activities                 -0-           -0-         (1,500)
Cash Flows Provided by Financing Activities
    Issued stock for cash                                                                   1,500
                                                           ---------     ---------    -----------

          Net Increase/(Decrease) in Cash                        -0-           -0-            -0-

Beginning Cash Balance                                           -0-           -0-            -0-
                                                           ---------     ---------    -----------

Ending Cash Balance                                      $       -0-   $       -0-  $         -0-
                                                           =========     =========    ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                 $       -0-   $       -0-  $         -0-
  Cash paid during the year for income taxes             $       -0-   $       -0-  $         -0-

















                 See accompanying notes to financial statements.

                                   Tecon, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 March 31, 1998

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (a)  Organization

     Tecon, Inc. [formerly known as B. U. D. Corp.] incorporated under the laws of the State of Utah in 1985. The Company changed its name to Tecon, Inc. after acquiring Tecon, Inc., a Washington corporation in August 1986. The company engaged in research, development, assembly, and sale of computer video imaging, multi-user multi-tasking systems and computer board products. In 1992, the Company assigned all of its assets to Precision Digital Images, Corporation [PDI], a creditor, in partial satisfaction of debts owed and ceased all operations. Since that time the Company was left dormant until January 18, 1994 when it was reactivated.

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The following summarizes the more significant of such policies:

     (b)  Income Taxes

     Effective April 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of March 31, 1998 is $0 due to the valuation allowance established as described below.

     (c)  Net Loss Per Common Share

     Net loss per common share is based on the weighted-average number of shares outstanding.

     (d)  Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at March 31, 1998.

NOTE 1  ORGANIZATION AND SUMMAR OF SIGNIFICANT ACCOUNTING POLICIES
        [continued]

     (e) Use of Estimates in Preparation of Financial Statements The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting
     period. Actual   results could differ from those estimates.

NOTE 2  LIQUIDITY/GOING CONCERN

     The Company has accumulated losses since inception through March 31, 1998 amounting to $2,117,300, has no assets, and has a net working capital deficiency at March 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management plans include finding a well-capitalized merger candidate to recommence its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3  INCOME TAXES

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes, as of April 1, 1993. Prior years' consolidated financial statements have not been restated to apply the provisions of the Statement. No provision has been made for income taxes in the consolidated financial statements because the Company has accumulated substantial losses since inception.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at March 31, 1998 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.

NOTE 4  RELATED-PARTY TRANSACTIONS

     During the fiscal years ended March 31, 1998, and 1997, a shareholder and consultant paid general and administrative expenses on behalf of the Company totaling $1,686 and $276, respectively. The unsecured loan bears no interest and is due on demand.

NOTE 5  ISSUANCE OF COMMON STOCK

     For the year ended March 31, 1998, the Company issued 600,000 shares of common stock as payment for fees for its directors.

                           ARTICLES OF INCORPORATION

                                       OF

                                  B.U.D. CORP.


     The undersigned incorporators being natural persons eighteen ears of age or more and desiring to form a body corporate under The laws of the state of Utah do hereby sign, verify and deliver in duplicate to the Secretary of State of the state of Utah these articles of incorporation:


                                    ARTICLE I

                                      NAME

                     The name of the corporation shall be:
                                  B.U.D. Corp.


                                   ARTICLE II

                               PERIOD OF DURATION

     The corporation shall continue in existence perpetually unless sooner dissolved according to law.


                                  ARTICLE III

                              PURPOSES AND POWERS

     The corporation is organized for the following purpose or purposes:

     Section 1. To seek, investigate, acquire interests in and dispose of business opportunities, ventures, enterprizes, or assets; to own and operate any enterprize whatsoever; to acquire, hold and dispose of real or personal property and property of any kind or nature, tangible or intangible; and generally do any act convenient to the foregoing.

     Section 2. To engage in any lawful act of activity for which corporations may be organized under the laws of the state of Utah.

                                   ARTICLE IV

                               AUTHORIZED SHARES

    The total number of shares of all classes of stock which this corporation shall have authority to issue is 305,000,000 shares; consisting of 5,000,000 shares of preferred stock, par value $0.001 per share (hereinafter the "Preferred Stock"), and 300,000,000 shares of common stock, par value $0.001 per share (hereinafter the "Common Stock").


                                   ARTICLE V

                                CLASSES OF STOCK

     A statement of the designations and the powers, preferences and rights, and the qualifications, limitations or restrictions thereof, of the shares of stock of each class which the corporation shall be authorized to issue is as follows:

           (a) Preferred Stock. Shares of preferred stock may be issued from time to time in one or more series as may from time to time be determined by the board of directors. Each series shall be distinctly designated as to distinguish the shares thereof from the shares of all other series or classes. All shares of any one series of the preferred stock shall be alike in every particular. The rights of each such series and qualifications, limitations or restriction thereof, if any, may differ from those of any and all other series at any time outstanding subject to the limitations set forth in this paragraph (a) and subparagraph (ii) of paragraph (c). No series of preferred stock shall be entitled to vote as a class or otherwise on matters voted upon by the shareholders of the corporation, except for those matters in which the consent of the holders of the preferred stock is specifically required by the provisions of the Utah Business Corporation Act, as amended. With respect to dividends, all shares of preferred stock shall have a preference over the common stock, be cumulative and be participating with the common Stock. All shares of the class of preferred stock shall be subject to redemption by the corporation, subject to the authority hereby expressly granted to the board of directors to waive or reject by resolution or resolutions adopted prior to the issuance of any shares of each particular series of preferred stock the right of the corporation to redeem the shares of preferred stock included in such series. Subject to the provisions of this paragraph (a) and the provisions of subparagraph (ii) of paragraph (c) of this Article V, the board of directors of this corporation is hereby expressly granted authority to fix by resolution or resolutions adopted prior to the issuance of any shares of each particular series of preferred stock, the designation, the rights, qualifications, limitations and restrictions thereof, if any, of such series, set forth below:

           (i)The distinctive designation of and the number of shares of preferred stock which shall constitute the series, which number may be increased (except as otherwise fixed by the board of directors) or decreased (but not below the number of shares thereof outstanding) from time to time by action of the board of directors;

           (ii) The rate and times at which dividends on shares of the series shall be paid;

          (iii) The right, if any, of the holders of the shares of the series to convert the same into, or exchange the same for, any other class or classes of stock of this corporation and the terms and conditions of such conversion or exchange;

           (iv) Whether shares of the series shall be subject to redemption, and the redemption price or prices, including, without limitation, a redemption price or prices payable in shares of the common stock, cash or other property and the time and times at which, and the terms and conditions upon which, shares of the series may be redeemed;

            (v) The  rights,  if any, of the holders of the shares of the series upon voluntary or involuntary liquidation, merger, consolidated, distribution or sale of assets, dissolution or winding up of this corporation; and

           (vi) The terms of the sinking fund or redemption or purchase account, if any, to be provided for shares of the series.

      (b) Common Stock. The common stock shall be non-assessable and shall not have cumulative voting rights or pre-emptive rights. In addition, the common stock shall have the following powers, preferences, rights, qualifications, limitations and restrictions:

            (i) After the requirements with respect to preferential dividends of preferred stock (fixed in accordance with the provisions of paragraph (a) of this Article V), if any, shall have been met after and this corporation shall comply with the requirements if any, with respect to the setting aside of funds as sinking funds or redemption of purchase accounts (fixed in accordance with provisions of paragraph (a) of this Article V) and subject further to any other conditions which may be fixed in accordance with the provisions of paragraph (a) of this Article V, then, but not otherwise, the holders of common stock shall be entitled to receive such dividends, if any, as may be declared from time to time by the board of directors;

            (ii) After distribution in full of the preferential amount (fixed in accordance with the provisions of paragraph (a) of this Article V), if any, to be distributed to the holders of preferred stock in the event of a voluntary or involuntary liquidation, distribution or sale of assets, dissolution or winding up of this corporation, the holders of the common stock shall be entitled to receive all of the remaining assets of this corporation, tangible and intangible, of whatever kind available for distribution to stockholders, ratably in a proportion to the number of shares of the common stock held by each; and

            (iii) Except as may otherwise be required by law or these articles of incorporation, each holder of common stock shall have one vote in respect to each share of common stock held by such holder on each matter voted upon by the shareholders; no shareholder shall be entitled to cumulate his votes for the election of directors or for any other reason.

      (c)   Other Provisions.

            (i) The relative powers, preferences and rights of each series of preferred stock in relation to the powers, preferences and rights of each other series of preferred stock shall, in each case, be as fixed from time to time by the board of directors in the resolution or resolutions adopted pursuant to authority granted in paragraph (a) of this Article V, and the consent by class or series vote or otherwise, of the holders of the preferred stock of such other series of preferred stock as are from time to time outstanding should not be required for the issuance by the board of directors of any other series of preferred stock whether the powers, preferences and righs of such other series shall be fixed by the board of directors as senior to, or on a parity with, the powers, preferences and rights of such outstanding series or any of them.

            (ii) No holder of any of the shares of any class or series of stock or of options, warrants or other rights to purchase shares of any class or series of stock or of other securities of the corporation shall have any preemptive right to purchase or subscribe for any unissued stock of any class or series or any additional shares of any class or series to be issued by reason of any increase of the authorized capital stock of the Corporation or of any class or series, or bonds, certificates of indebtedness, debentures or other securities convertible into or exchangeable for stock of the corporation of any class or series, or carrying any rights to purchase stock for any class or series, but any such unissued stock, additional authorized issue of shares of any class or series of stock or securities convertible into or exchangeable for stock, or carrying any right to purchase stock, may be issued and disposed of pursuant to resolution of the board of directors to such persons, firms, corporations or associations, whether such holders or others, and upon such terms as may be deemed advisable by the board of directors in the exercise of its sole discretion.


                                   ARTICLE VI

                     TRANSACTIONS WITH INTERESTED DIRECTORS

     No contract or other transaction between this corporation and any other firm or corporation shall be affected by the fact that a director or officer of this corporation has an interest in, or is a director or officer of such firm or other corporation. Any officer or director, individually or with others, may be a party to, or may have an interest in, any transaction of this corporation or any transaction in which this corporation is a party or has an interest. Each person who is now or may become an officer or director of this corporation is hereby relieved from liability that he might otherwise obtain in the event such officer of director contracts with this corporation individually or in behalf of another corporation or entity in which he may have an interest; provided, that such officer or director acts in good faith.


                                  ARTICLE VII

               INDEMNIFICATION OF OFFICERS, DIRECTORS AND OTHERS

     The corporation may indemnify each director, officer, employee or agent of the corporation and their respective heirs, administrators and executors, against all liabilities and expenses reasonably incurred in connection with any action, suit or proceeding to which he may be made a party by reason of his being or having been a director, officer, employee or agent of the corporation, to the full extent permitted by the laws of the state of Utah now existing or as such laws may hereafter be amended.

                                  ARTICLE VIII

                                   AMENDMENTS

      The corporation reserves the right to amend, alter, change or repeal all or any portion of the provisions contained in its articles of incorporation from time to time in accordance with the laws of the state of Utah, and all rights conferred upon stockholders herein are granted subject to this reservation.


                                   ARTICLE IX
                        ADOPTION AND AMENDMENT OF BYLAWS

     The initial bylaws of the corporation shall be adopted by its board of directors. The power to alter or amend or repeal the bylaws or adopt new bylaws shall be vested in the board of sirectors, but the holders of Common Stock may also alter, amend or repeal the bylaws or adopt new bylaws. The bylaws may contain any provisions for the regulation and management of the affairs of the corporation not inconsistent with law or the articles of incorporation.


                                   ARTICLE X
                     REGISTERED OFFICE AND REGISTERED AGENT

     The address of the corporation's principal office in the state of Utah is 3276 Alta Hills Drive, Salt Lake City, Utah 84092. The name and address of its initial resident agent is Paul Burton, 3276 Alta Hills Drive, Salt Lake City, Utah 84092. Either the registered office or the resident agent may be changed in the manner provided by law.


                                   ARTICLE XI
                           INITIAL BOARD OF DIRECTORS

     The governing board of the corporation shall be known as the board of directors and the directors may from time to time be increased or decreased in the manner as shall be provided in the bylaws of the corporation, provided that the number of directors shall not be reduced to less than three (3), except that in cases where all the shares of the corporation are owned beneficially and of record by either one or two stockholders, the number of directors may be less than three (3), but not less than the number of stockholders.

      The names and post office addresses of the first board of directors, which shall be three (3) in number, and which shall serve until the first annual meeting of shareholders and until their successors are elected and shall qualify are as follows:

                             NAME                                   ADDRESS

                  Paul Burton                       3276 Alta Hills Drive
                                                    Salt Lake City, Utah 84092

                  Al A. Hasna                       3276 Alta Hills  Drive
                                                    Salt Lake City, Utah 84092

                  Arthur M. Miyazaki                3276 Alta Hills  Drive
                                                    Salt Lake City, Utah 84092


                                  ARTICLE XII

                          ACTIVITIES OUTSIDE THE STATE

      Meetings of stockholders and the corporation's board of directors may be held outside the state of Utah, if the bylaws so provide. The books of the corporation may be kept (subject to any applicable provision of Utah law) outside the state of Utah at such place or places as may be designated from time to time by the board of directors in the bylaws.


                                  ARTICLE XIII

                              COMMENCING BUSINESS

      The corporation will not commence business until consideration of the value of at least SI,000 has been received for the issuance of shares.


                                  ARTICLE XIV
                                 INCORPORATORS
      The name and address of each of the incorporators signing the articles of incorporation are as follows:

                                        NAME               ADDRESS

                  Paul Burton                       3276 Alta Hills Drive
                                                    Salt Lake City, Utah 84092

                  Al A. Hasna                       3276 Alta Hills  Drive
                                                    Salt Lake City, Utah 84092

                  Arthur M. Miyazaki                3276 Alta Hills  Drive
                                                    Salt Lake City, Utah 84092

      WE, THE UNDERSIGNED, being each of the incorporators hereinbefore named, do make and file these articles of incorporation, hereby declaring that the facts herein are true.

      DATED this 13th day of March, 1985

                                 By/S/ Paul Burton
                                 Paul Burton


                                 By/S/ Al A Hasna
                                 Al A. Hasna


                                 By/S/ Arthur M Miyazaki
                                 Arthur M. Miyazaki

STATE OF UTAH
                                      :ss
COUNTY OF SALT LAKE)

      On this 13th day of March, 1985, before me, a Notary Public, personally appeared Paul Burton, Al A. Hasna, and Arthur M. Miyazaki, who upon being first duly sworn, severally acknowledged to me that they executed the foregoing articles of incorporation.

                                  By/S/ Sharon Allen
                                  Notary Public
                                  Residing in S.L. City, UT
                                  My Commission Expires:2/26/86.

                             ARTICLES OF AMENDMENT
                      TO THE ARTICLES OF INCORPORATION OF
                                  B.U.D. CORP.


     Pursuant  to the  provisions  of  Section  16-10-57  of the  Utah  Business
Corporation Act, the undersigned corporation hereby adopts the following Articles of Amendment to its Articles of Incorporation.

     FIRST: The name of the corporation is B.U.D. Corp.

     SECOND: The following amendments to the Articles of Incorporation of B.U.D. Corp. were duly adopted by the stockholders of the corporation at a meeting held December 20, 1986, in the manner prescribed by the Utah Business Corporation Act, to-wit:

                                ARTICLE I - NAME

     The name of this corporation is TECON, INC.

     THIRD: The number of shares of the corporation outstanding at the time of the adoption of such amendments was 16,294,000, and the number entitled to vote thereon was 16,294,000.

     FOURTH: The designation and number of outstanding shares of each class entitled to vote thereon as a class were as follows, to-wit:

          CLASS                         NUMBER OF SHARES

          Common                           16,294,000

     FIFTH: The number of shares voted for such amendments was 13,287,000 with 0 opposing and 0 abstaining.

     SIXTH: Except as provided in Paragraph Seventh below, these amendments do not provide for any exchange, reclassification or cancellation of issued shares.

     SEVENTH: These amendments do effect a change in the stated capital of the corporation. Pursuant to the resolution adopted by the stockholders of the corporation at the meeting held December 20, 1986, the 16,294,000 one mill
($0.001) par value common voting shares issued and outstanding were reverse split on a basis of two for one (2 for 1), retaining the par value at one mill ($0.001) per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the corporation, and resulting in a total of 8,147,000 shares of one mill ($0.001) par value common voting stock being issued and outstanding.

     IN WITNESS WHEREOF, the undersigned President and Secretary, having been thereunto duly authorized have executed the foregoing Articles of Amendment for the corporation under the penalties of perjury this 20th day of December, 1986.


                              B.U.D. CORP.
                              By /S/ C. REX WELSH
                              C. Rex Welsh, President

Attest:

/S/ SCOTT SWITZER
Scott Switzer
Secretary/Treasurer

                             ARTICLES OF AMENDMENT

                      TO THE ARTICLES OF INCORPORATION OF

                                  TECON, INC.


     Pursuant  to the  provisions  of  Section  16-10-57  of the  Utah  Business
Corporation Act, the undersigned corporation hereby adopts the following Articles of Amendment to its Articles of Incorporation.


     FIRST: The name of the corporation is Tecon, Inc.


     SECOND: The following resolution amending the Articles of Incorporation of the corporation was duly adopted by the shareholders of the corporation at a meeting held January 23, 1989, in the manner prescribed by the Utah Business Corporation Act, to-wit:


     RESOLVED, that the issued and outstanding shares of common stock of the company be reclassified as follows: Four shares of old common stock to one share of new common stock, retaining the par value at one mill ($0.001) per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the corporation, and that all outstanding rights and obligations (including option plans, options and option prices) relating to the Company's common stock be mathematically adjusted so that the proportionate ratio of such rights and obligations to the new shares will be equal to the proportionate ratio of such rights and obligations to the old shares.


     THIRD: The number of shares of the corporation outstanding at the time of the adoption of such amendments was 9,843,992, and the number entitled to vote thereon was 9,843,992.


     FOURTH: The designation and number of outstanding shares of each class entitled to vote thereon as a class were as follows, to-wit:

                 CLASS                                 NUMBER OF SHARES

                Common                                    9,843,992

     FIFTH: The number of shares voted for such amendments was 5,108,330, with none opposing and none abstaining.

     SIXTH: Except as provided in Paragraph Seventh below, these amendments do not provide for any exchange, reclassification or cancellation of issued shares.

     SEVENTH: These amendments do effect a change in the stated capital of the corporation. Pursuant to the resolution adopted by the stockholders of the corporation at the meeting held December 23, 1989, the 9,843,992 one mill ($0.001) par value common voting shares issued and outstanding were reverse split on a basis of four for one (4 for 1), retaining the par value at one mill ($0.001) per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the corporation, and resulting in a total of 2,460,998 shares of one mill ($0.001) par value common voting stock being issued and outstanding.

     IN WITNESS WHEREOF, the undersigned President and Secretary, having been thereunto duly authorized have executed the foregoing Articles of Amendment for the corporation under the penalties of perjury this day of March, 1989.


                                    TECON, INC.

                                    By /S/ C. REX WELSH
                                    President




Attest:


By/S/ James
--------------------
Secretary

                                     BYLAWS
                                       OF
                                  TECON, INC.

                                   ARTICLE I
                                    OFFICES

      Section 1.01 Location of Office. The corporation may maintain such offices within or without the State of Utah as the Board of Directors may from time to time designate or require.

      Section 1.02 Principal Office. The address of the principal office of the corporation shall be at the address of the registered office of the corporation as so designated in the office of the Lieutenant Governor/Secretary of State of the state of incorporation, or at such other address as the Board of Directors shall from time to time determine.

                                   ARTICLE II
                                  SHAREHOLDERS

      Section 2.0 Annual Meeting. The annual meeting of the shareholders shall be held in May of each year or at such other time designated by the Board of Directors and as is provided for in the notice of the meeting, for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the election of directors shall not be held on the day designated for the annual meeting of the shareholders, or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as may be convenient.

      Section 2.02 Special Meetings. Special meetings of the shareholders may be called at any time by the chairman of the board, the president, or by the Board of Directors, or in their absence or disability, by any vice president, and shall be called by the president or, in his or her absence or disability, by a vice president or by the secretary on the written request of the holders of not less than one-tenth of all the shares entitled to vote at the meeting, such written request to state the purpose or purposes of the meeting and to be delivered to the president, each vice-president, or secretary. In case of failure to call such meeting within 60 days after such request, such shareholder or shareholders may call the same.

      Section 2.03 Place of Meetings. The Board of Directors may designate any place, either within or without the state of incorporation, as the place of meeting for any annual meeting or for any special meeting called by the Board of Directors. A waiver of notice signed by all shareholders entitled to vote at a meeting may designate any place, either within or without the state of incorporation, as the place for the holding of such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be at the principal office of the corporation.

      Section 2.04 Notice of Meetings. The secretary or assistant secretary, if any, shall cause notice of the time, place, and purpose or purposes of all meetings of the shareholders (whether annual or special), to be mailed at least ten (10) days, but not more than fifty (50) days, prior to the meeting, to each shareholder of record entitled to vote.

      Section 2.05 Waiver of Notice. Any shareholder may waive notice of any meeting of shareholders (however called or noticed, whether or not called or noticed and whether before, during, or after the meeting), by signing a written waiver of notice or a consent to the holding of such meeting, or an approval of the minutes thereof. Attendance at a meeting, in person or by proxy, shall constitute waiver of all defects of call or notice regardless of whether waiver, consent, or approval is signed or any objections are made. All such waivers, consents, or approvals shall be made a part of the minutes of the meeting.

      Section 2.06 Fixing Record Date. For the purpose of determining shareholders entitled to notice of or to vote at any annual meeting of shareholders or any adjournment thereof, or shareholders entitled to receive payment of any dividend or in order to make a determination of shareholders for any other proper purpose, the Board of Directors of the corporation may provide that the share transfer books shall be closed, for the purpose of determining shareholders entitled to notice of or to vote at such meeting, but not for a period exceeding fifty (50) days. If the share transfer books are closed for the purpose of determining shareholders entitled to notice of or to vote at such meeting, such books shall be closed for at least ten (10) days immediately preceding such meeting.

      In lieu of closing the share transfer books, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than fifty (50) and, in case of a meeting of shareholders, not less than ten (10) days prior to the date on which the particular action requiring such determination of shareholders is to be taken. If the share transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting or to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this Section, such determination shall apply to any adjournment thereof. Failure to comply with this Section shall not affect the validity of any action taken at a meeting of shareholders.

      Section 2.07 Voting Lists. The officer or agent of the corporation having charge of the share transfer books for shares of the corporation shall make, at least ten (10) days before each meeting of the shareholders, a complete list of the shareholders entitled to vote at such meeting or any adjournment thereof, arranged in alphabetical order, with the address of, and the number of shares held by each, which list, for a period of ten (10) days prior to such meeting, shall be kept on file at the registered office of the corporation and shall be subject to inspection by any shareholder during the whole time of the meeting. The original share transfer book shall be prima facia evidence as to the shareholders who are entitled to examine such list or transfer books, or to vote at any meeting of shareholders.

      Section 2.08 Quorum. One-half of the total voting power of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of the shareholders. If a quorum is present, the affirmative vote of the majority of the voting power represented by shares at the meeting and entitled to vote on the subject shall constitute action by the shareholders, unless the vote of a greater number or voting by classes is required by the laws of the state of incorporation of the corporation or the Articles of Incorporation. If less than one-half of the outstanding voting power is represented at a meeting, a majority of the voting power represented by shares so present may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed.

      Section 2.09 Voting of Shares. Each outstanding share of the corporation entitled to vote shall be entitled to one vote on each matter submitted to vote at a meeting of shareholders, except to the extent that the voting rights of the shares of any class or series of stock are determined and specified as greater or lesser than one vote per share in the manner provided by the Articles of Incorporation.

      Section 2.10 Proxies. At each meeting of the shareholders, each shareholder entitled to vote shall be entitled to vote in person or by proxy; provided, however, that the right to vote by proxy shall exist only in case the instrument authorizing such proxy to act shall have been executed in writing by the registered holder or holders of such shares, as the case may be, as shown on the share transfer of the corporation or by his or her or her attorney thereunto duly authorized in writing. Such instrument authorizing a proxy to act shall be delivered at the beginning of such meeting to the secretary of the corporation or to such other officer or person who may, in the absence of the secretary, be acting as secretary of the meeting. In the event that any such instrument shall designate two or more persons to act as proxies, a majority of such persons present at the meeting, or if only one be present, that one shall (unless the instrument shall otherwise provide) have all of the powers conferred by the instrument on all persons so designated. Persons holding stock in a fiduciary capacity shall be entitled to vote the shares so held and the persons whose shares are pledged shall be entitled to vote, unless in the transfer by the pledge or on the books of the corporation he or she shall have expressly empowered the pledgee to vote thereon, in which case the pledgee, or his or her proxy, may represent such shares and vote thereon.

      Section 2.11 Written Consent to Action by Shareholders. Any action required to be taken at a meeting of the shareholders, or any other action which may be taken at a meeting of the shareholders, may be taken without a meeting, if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof.

                                  ARTICLE III
                                   DIRECTORS

      Section 3.01 General Powers. The property, affairs, and business of the corporation shall be managed by its Board of Directors. The Board of Directors may exercise all the powers of the corporation whether derived from law or the Articles of Incorporation, except such powers as are by statute, by the Articles of Incorporation or by these Bylaws, vested solely in the shareholders of the corporation.

      Section 3.02 Number, Term, and Qualifications. The Board of Directors shall consist of three to nine persons. Increases or decreases to said number may be made, within the numbers authorized by the Articles of Incorporation, as the Board of Directors shall from time to time determine by amendment to these Bylaws. An increase or a decrease in the number of the members of the Board of Directors may also be made upon amendment to these Bylaws by a majority vote of all of the shareholders, and the number of directors to be so increased or decreased shall be fixed upon a majority vote of all of the shareholders of the corporation. Each director shall hold office until the next annual meeting of shareholders of the corporation and until his or her successor shall have been elected and shall have qualified. Directors need not be residents of the state of incorporation or shareholders of the corporation.

      Section 3.03 Classification of Directors. In lieu of electing the entire number of directors annually, the Board of Directors may provide that the directors be divided into either two or three classes, each class to be as nearly equal in number as possible, the term of office of the directors of the first class to expire at the first annual meeting of shareholders after their election, that of the second class to expire at the second annual meeting after their election, and that of the third class, if any, to expire at the third annual meeting after their election. At each annual meeting after such classification, the number of directors equal to the number of the class whose term expires at the time of such meeting shall be elected to hold office until the second succeeding annual meeting, if there be two classes, or until the third succeeding annual meeting, if there be three classes.

      Section 3.04 Regular Meetings. A regular meeting of the Board of Directors shall be held without other notice than this Bylaw immediately following, and at the same place as, the annual meeting of shareholders. The Board of Directors may provide by resolution the time and place, either within or without the state of incorporation, for the holding of additional regular meetings without other notice than such resolution.

      Section 3.05 Special Meetings. Special meetings of the Board of Directors may be called by or at the request of the president, vice president, or any two directors. The person or persons authorized to call special meetings of the Board of Directors may fix any place, either within or without the state of incorporation, as the place for holding any special meeting of the Board of Directors called by them.

      Section 3.06 Meetings by Telephone Conference Call. Members of the Board of Directors may participate in a meeting of the Board of Directors or a committee of the Board of Directors by means of conference telephone or similar communication equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this Section shall constitute presence in person at such meeting.

      Section 3.07 Notice. Notice of any special meeting shall be given at least ten (10) days prior thereto by written notice delivered personally or mailed to each director at his or her regular business address or residence, or by telegram. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid. If notice be given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company. Any director may waive notice of any meeting. Attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting solely for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

      Section 3.08 Quorum. A majority of the number of directors shall constitute a quorum for the transaction of business or any meeting of the Board of Directors, but if less than a majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

      Section 3.09 Manner of Acting. The act of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, and the individual directors shall have no power as such.

      Section 3.10 Vacancies and Newly Created Directorship. If any vacancies shall occur in the Board of Directors by reason of death, resignation or otherwise, or if the number of directors shall be increased, the directors then in office shall continue to act and such vacancies or newly created directorships shall be filled by a vote of the directors then in office, though less than a quorum, in any way approved by the meeting. Any directorship to be filled by reason of removal of one or more directors by the shareholders may be filled by election by the shareholders at the meeting at which the director or directors are removed.

Section 3.11 Compensation. By resolution of the Board of Directors, the directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

      Section 3.12 Presumption of Assent. A director of the corporation who is present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his or her dissent shall be entered in the minutes of the meeting, unless he or she shall file his or her written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof, or shall forward such dissent by registered or certified mail to the secretary of the corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

      Section 3.13 Resignations. A director may resign at any time by delivering a written resignation to either the president, a vice president, the secretary, or assistant secretary, if any. The resignation shall become effective on its acceptance by the Board of Directors; provided, that if the board has not acted thereon within ten days (10) from the date presented, the resignation shall be deemed accepted.

      Section 3.14 Written Consent to Action by Directors. Any action required to be taken at a meeting of the directors of the corporation or any other action which may be taken at a meeting of the directors or of a committee, may be taken without a meeting, if a consent in writing, setting forth the action so taken, shall be signed by all of the directors, or all of the members of the committee, as the case may be. Such consent shall have the same legal effect as a unanimous vote of all the directors or members of the committee.

      Section 3.15 Removal. At a meeting expressly called for that purpose, one or more directors may be removed by a vote of a majority of the shares of outstanding stock of the corporation entitled to vote at an election of directors.

                                   ARTICLE IV
                                    OFFICERS

      Section 4.01 Number. The officers of the corporation shall be a president, one or more vice-presidents, as shall be determined by resolution of the Board of Directors, a secretary, a treasurer, and such other officers as may be appointed by the Board of Directors. The Board of Directors may elect, but shall not be required to elect, a chairman of the board and the Board of Directors may appoint a general manager.

      Section 4.02 Election, Term of Office, and Qualifications. The officers shall be chosen by the Board of Directors annually at its annual meeting. In the event of failure to choose officers at an annual meeting of the Board of Directors, officers may be chosen at any regular or special meeting of the Board of Directors. Each such officer (whether chosen at an annual meeting of the Board of Directors to fill a vacancy or otherwise) shall hold his or her office until the next ensuing annual meeting of the Board of Directors and until his or her successor shall have been chosen and qualified, or until his or her death, or until his or her resignation or removal in the manner provided in these Bylaws. Any one person may hold any two or more of such offices, except that the president shall not also be the secretary. No person holding two or more offices shall act in or execute any instrument in the capacity of more than one office. The chairman of the board, if any, shall be and remain a director of the corporation during the term of his or her office. No other officer need be a director.

      Section 4.03 Subordinate Officers, Etc. The Board of Directors from time to time may appoint such other officers or agents as it may deem advisable, each of whom shall have such title, hold office for such period, have such authority, and perform such duties as the Board of Directors from time to time may determine. The Board of Directors from time to time may delegate to any officer or agent the power to appoint any such subordinate officer or agents and to prescribe their respective titles, terms of office, authorities, and duties. Subordinate officers need not be shareholders or directors.

      Section 4.04 Resignations. Any officer may resign at any time by delivering a written resignation to the Board of Directors, the president, or the secretary. Unless otherwise specified therein, such resignation shall take effect on delivery.

      Section 4.05 Removal. Any officer may be removed from office at any special meeting of the Board of Directors called for that purpose or at a regular meeting, by vote of a majority of the directors, with or without cause. Any officer or agent appointed in accordance with the provisions of Section 4.03 hereof may also be removed, either with or without cause, by any officer on whom such power of removal shall have been conferred by the Board of Directors.

      Section 4.06 Vacancies and Newly Created Offices. If any vacancy shall occur in any office by reason of death, resignation, removal, disqualification, or any other cause, or if a new office shall be created, then such vacancies or newly created offices may be filled by the Board of Directors at a regular or special meeting.

      Section 4.07 The Chairman of the Board. The Chairman of the Board, if there be such an officer, shall have the following powers and duties:

      (a) He or she shall preside at all shareholders' meetings;

      (b) He or she shall preside at all meetings of the Board of Directors; and

      (c) He or she shall be a member of the executive committee, if any.

      Section 4.08 The President. The president shall have the following powers and duties:

      (a) If no general manager has been appointed, he or she shall be the chief executive officer of the corporation, and, subject to the direction of the Board of Directors, shall have general charge of the business, affairs, and property of the corporation and general supervision over its officers, employees, and agents;

      (b) If no chairman of the board has been chosen, or if such officer is absent or disabled, he or she shall preside at meetings of the shareholders and Board of Directors;

      (c) He or she shall be a member of the executive committee, if any;

      (d) He or she shall be empowered to sign certificates representing shares of the corporation, the issuance of which shall have been authorized by the Board of Directors; and

      (e) He or she shall have all power and shall perform all duties normally incident to the office of a president of a corporation, and shall exercise such other powers and perform such other duties as from time to time may be assigned to him or her by the Board of Directors.

      Section 4.10 The Secretary. The secretary shall have the following powers and duties:

      (a) He or she shall keep or cause to be kept a record of all of the proceedings of the meetings of the shareholders and of the Board of Directors in books provided for that purpose;

      (b) He or she shall cause all notices to be duly given in accordance with the provisions of these Bylaws and as required by statute;

      (c) He or she shall be the custodian of the records and of the seal of the corporation, and shall cause such seal (or a facsimile thereof) to be affixed to all certificates representing shares of the corporation prior to the issuance thereof and to all instruments, the execution of which on behalf of the corporation under its seal shall have been duly authorized in accordance with these Bylaws, and when so affixed, he or she may attest the same;

      (d) He or she shall assume responsibility that the books, reports, statements, certificates, and other documents and records required by statute are properly kept and filed;

      (e) He or she shall have charge of the share books of the corporation and cause the share transfer books to be kept in such manner as to show at any time the amount of the shares of the corporation of each class issued and outstanding, the manner in which and the time when such stock was paid for, the names alphabetically arranged and the addresses of the holders of record thereof, the number of shares held by each holder and time when each became such holder or record; and he or she shall exhibit at all reasonable times to any director, upon application, the original or duplicate share register. He or she shall cause the share book referred to in

Section 6.04 hereof to be kept and exhibited at the principal office of the corporation, or at such other place as the Board of Directors shall determine, in the manner and for the purposes provided in such Section;

      (f) He or she shall be empowered to sign certificates representing shares of the corporation, the issuance of which shall have been authorized by the Board of Directors; and

      (g) He or she shall perform in general all duties incident to the office of secretary and such other duties as are given to him or her by these Bylaws or as from time to time may be assigned to him or her by the Board of Directors or the president.

      Section 4.11 The Treasurer. The treasurer shall have the following powers and duties:

      (a) He or she shall have charge and supervision over and be responsible for the monies, securities, receipts, and disbursements of the corporation;

      (b) He or she shall cause the monies and other valuable effects of the corporation to be deposited in the name and to the credit of the corporation in such banks or trust companies or with such banks or other depositories as shall be selected in accordance with Section 5.03 hereof;

      (c) He or she shall cause the monies of the corporation to be disbursed by checks or drafts (signed as provided in Section 5.04 hereof) drawn on the authorized depositories of the corporation, and cause to be taken and preserved property vouchers for all monies disbursed;

      (d) He or she shall render to the Board of Directors or the president, whenever requested, a statement of the financial condition of the corporation and of all of this transactions as treasurer, and render a full financial report at the annual meeting of the shareholders, if called upon to do so;

      (e) He or she shall cause to be kept correct books of account of all the business and transactions of the corporation and exhibit such books to any director on request during business hours;

      (f) He or she shall be empowered from time to time to require from all officers or agents of the corporation reports or statements given such information as he or she may desire with respect to any and all financial transactions of the corporation; and

      (g) He or she shall perform in general all duties incident to the office of treasurer and such other duties as are given to him or her by these Bylaws or as from time to time may be assigned to him or her by the Board of Directors or the president.

      Section 4.12 General Manager. The Board of Directors may employ and appoint a general manager who may, or may not, be one of the officers or directors of the corporation. The general manager, if any, shall have the following powers and duties;

      (a) He or she shall be the chief executive officer of the corporation and, subject to the directions of the Board of Directors, shall have general charge of the business affairs and property of the corporation and general supervision over its officers, employees, and agents;

      (b) He or she shall be charged with the exclusive management of the business of the corporation and of all of its dealings, but at all times be subject to the control of the Board of Directors;

      (c) Subject to the approval of the Board of Directors or the executive committee, if any, he or she shall employ all employees of the corporation, or delegate such employment to subordinate officers, and shall have authority to discharge any person so employed; and

      (d) He or she shall make a report to the president and directors as often as required, setting forth the results of the operations under his or her charge, together with suggestions looking toward improvement and betterment of the condition of the corporation, and shall perform such other duties as the Board of Directors may require.

      Section 4.13 Salaries. The salaries and other compensation of the officers of the corporation shall be fixed from time to time by the Board of Directors, except that the Board of Directors may delegate to any person or group of persons the power to fix the salaries or other compensation of any subordinate officers or agents appointed in accordance with the provisions of Section 4.03 hereof. No officer shall be prevented from receiving any such salary or compensation by reason of the fact that he or she is also a director of the corporation.

      Section 4.14 Surety Bonds. In case the Board of Directors shall so require, any officer or agent of the corporation shall execute to the corporation a bond in such sums and with such surety or sureties as the Board of Directors may direct, conditioned upon the faithful performance of his or her duties to the corporation, including responsibility for negligence and for the accounting of all property, monies, or securities of the corporation which may come into his or her hands.

                                   ARTICLE V
                 EXECUTION OF INSTRUMENTS, BORROWING OF MONEY,
                         AND DEPOSIT OF CORPORATE FUNDS

      Section 5.01 Execution of Instruments. Subject to any limitation contained in the Articles of Incorporation or these Bylaws, the president or any vice president or the general manager, if any, may, in the name and on behalf of the corporation, execute and deliver any contract or other instrument authorized in writing by the Board of Directors. The Board of Directors may, subject to any limitation contained in the Articles of Incorporation or in these Bylaws, authorize in writing any officer or agent to execute and deliver any contract or other instrument in the name and on behalf of the corporation; any such authorization may be general or confined to specific instances.

      Section 5.02 Loans. No loans or advances shall be contracted on behalf of the corporation, no negotiable paper or other evidence of its obligation under any loan or advance shall be issued in its name, and no property of the corporation shall be mortgaged, pledged, hypothecated, transferred, or conveyed as security for the payment of any loan, advance, indebtedness, or liability of the corporation, unless and except as authorized by the Board of Directors. Any such authorization may be general or confined to specific instances.

      Section 5.03 Deposits. All monies of the corporation not otherwise employed shall be deposited from time to time to its credit in such banks and or trust companies or with such bankers or other depositories as the Board of Directors may select, or as from time to time may be selected by any officer or agent authorized to do so by the Board of Directors.

      Section 5.04 Checks, Drafts, Etc. All notes, drafts, acceptances, checks, endorsements, and, evidences of indebtedness of the corporation, subject to the provisions of these Bylaws, shall be signed by such officer or officers or such agent or agents of the corporation and in such manner as the Board of Directors from time to time may determine. Endorsements for deposit to the credit of the corporation in any of its duly authorized depositories shall be in such manner as the Board of Directors from time to time may determine.

      Section 5.05 Bonds and Debentures. Every bond or debenture issued by the corporation shall be evidenced by an appropriate instrument which shall be signed by the president or vice president and by the secretary and sealed with the seal of the corporation. The seal may be a facsimile, engraved or printed. where such bond or debenture is authenticated with the manual signature of an authorized officer of the corporation or other trustee designated by the indenture of trust or other agreement under which such security is issued, the signature of any of the corporation's officers named thereon may be a facsimile. In case any officer who signed, or whose facsimile signature has been used on any such bond or debenture, should cease to be an officer of the corporation for any reason before the same has been delivered by the corporation, such bond or debenture may nevertheless be adopted by the corporation and issued and delivered as through the person who signed it or whose facsimile signature has been used thereon had not ceased to be such officer.

      Section 5.06 Sale, Transfer, Etc. of Securities. Sales, transfers, endorsements, and assignments of stocks, bonds, and other securities owned by or standing in the name of the corporation, and the execution and delivery on behalf of the corporation of any and all instruments in writing incident to any such sale, transfer, endorsement, or assignment, shall be effected by the president, or by any vice president, together with the secretary, or by an officer or agent thereunto authorized by the Board of Directors.

      Section 5.07 Proxies. Proxies to vote with respect to shares of other corporations owned by or standing in the name of the corporation shall be executed and delivered on behalf of the corporation by the president or any vice president and the secretary or assistant secretary of the corporation, or by any officer or agent thereunder authorized by the Board of Directors.

                                   ARTICLE VI
                                 CAPITAL SHARES

      Section 6.01 Share Certificates. Every holder of shares in the corporation shall be entitled to have a certificate, signed by the president or any vice president, and the secretary or assistant secretary, and sealed with the seal (which may be a facsimile, engraved or printed) of the corporation, certifying the number and kind, class or series of shares owned by him or her in the corporation; provided, however, that where such a certificate is countersigned by (a) a transfer agent or an assistant transfer agent, or (b) registered by a registrar, the signature of any such president, vice president, secretary, or assistant secretary may be a facsimile. In case any officer who shall have signed, or whose facsimile signature or signatures shall have been used on any such certificate, shall cease to be officer of the corporation, for any reason, before the delivery of such certificate by the corporation, such certificate may nevertheless be adopted by the corporation and be issued and delivered as though the person who signed it, or whose facsimile signature or signatures shall have been used thereon, has not ceased to be such officer. Certificates representing shares of the corporation shall be in such form as provided by the statutes of the state of incorporation. There shall be entered on the share books of the corporation at the time of issuance of each share, the number of the certificate issued, the name and address of the person owning the shares represented thereby, the number and kind, class or series of such shares, and the date of issuance thereof. Every certificate exchanged or returned to the corporation shall be marked "Canceled" with the date of cancellation.

      Section 6.02 Transfer of Shares. Transfers of shares of the corporation shall be made on the books of the corporation by the holder of record thereof, or by his or her attorney thereunto duly authorized by a power of attorney duly executed in writing and filed with the secretary of the corporation or any of its transfer agents, and on surrender of the certificate or certificates, properly endorsed or accompanied by proper instruments or transfer, representing such shares. Except as provided by law, the corporation and transfer agents and registrars, if any, shall be entitled to treat the holder of record of any stock as the absolute owner thereof for all purposes, and accordingly, shall not be bound to recognize any legal, equitable, or other claim to or interest in such shares on the part of any other person whether or not it or they shall have express or other notice thereof.

      Section 6.03 Regulations. Subject to the provisions of this Article VI and of the Articles of Incorporation, the Board of Directors may make such rules and regulations as they may deem expedient concerning the issuance, transfer, redemption, and registration of certificates for shares of the corporation.

      Section 6.04 Maintenance of Stock Ledger at Principal Place of Business. A share book (or books where more than one kind, class, or series or stock is outstanding) shall be kept at the principal place of business of the corporation, or at such other place as the Board of Directors shall determine, containing the names, alphabetically arranged, of original shareholders of the corporation, their addresses, their interest, the amount paid on their shares, and all transfers thereof and the number and class of shares held by each. Such share books shall at all reasonable hours be subject to inspection by persons entitled by law to inspect the same.

      Section 6.05 Transfer Agents and Registrars. The Board of Directors may appoint one or more transfer agents and one or more registrars with respect to the certificates representing shares of the corporation, and may require all such certificates to bear the signature of either or both. The Board of
Directors may from time to time define the respective duties of such transfer agents and registrars. No certificate for shares shall be valid until countersigned by a transfer agent, if at the date appearing thereon the corporation had a transfer agent for such shares, and until registered by a registrar, if at such date the corporation had a registrar for such shares.

      Section 6.06 Closing of Transfer Books and Fixing of Record Date.

      (a) The Board of Directors shall have power to close the share books of the corporation for a period of not to exceed fifty (50) days preceding the date of any meeting of shareholders, or the date for payment of any dividend, or the date for the allotment of rights, or capital shares shall go into effect, or a date in connection with obtaining the consent of shareholder for any purpose.

      (b) In lieu of closing the share transfer books as aforesaid, the Board of Directors may fix in advance a date, not exceeding fifty (50) days preceding the date of any meeting of shareholders, or the date for the payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital shares shall go into effect, or a date in connection with obtaining any such consent, as a record date for the determination of the shareholders entitled to a notice of, and to vote at, any such meeting and any adjournment thereof, or entitled to receive payment of any such dividend, or to any such allotment of rights, or exercise the rights in respect of any such change, conversion or exchange of capital stock, or to give such consent.

      (c) If the share transfer books shall be closed or a record date set for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for, or such record date shall be, at least ten (10) days immediately preceding such meeting.

      Section 6.07 Lost or Destroyed Certificates. The corporation may issue a new certificate for shares of the corporation in place of any certificate theretofore issued by it, alleged to have been lost or destroyed, and the Board of Directors may, in its discretion, require the owner of the lost or destroyed certificate or his or her legal representatives, to give the corporation a bond in such form and amount as the Board of Directors may direct, and with such surety or sureties as may be satisfactory to the board, to indemnify the corporation and its transfer agents and registrars, if any, against any claims that may be made against it or any such transfer agent or registrar on account of the issuance of such new certificate. A new certificate may be issued without requiring any bond when, in the judgement of the Board of Directors, it is proper to do so.

      Section 6.08 No Limitation on Voting Rights; Limitation on Dissenter's Rights. To the extent permissible under the applicable law of any jurisdiction to which the corporation may become subject by reason of the conduct of business, the ownership of assets, the residence of shareholders, the location of offices or facilities, or any other item, the corporation elects not to be governed by the provisions of any statute that (i) limits, restricts, modifies, suspends, terminates, or otherwise affects the rights of any shareholder to cast one vote for each share of common stock registered in the name of such shareholder on the books of the corporation, without regard to whether such shares were acquired directly from the corporation or from any other person and without regard to whether such shareholder has the power to exercise or direct the exercise of voting power over any specific fraction of the shares of the corporation or from any other person and without regard to whether such shareholder has the power to exercise or direct the exercise of voting power over any specific fraction of the shares of common stock of the corporation issued and outstanding or (ii) grants to any shareholder the right to have his or her stock redeemed or purchased by the corporation or any other shareholder on the acquisition by any person or group of persons of shares of the corporation. In particular, to the extent permitted under the laws of the state of incorporation, the corporation elects not to be governed by any such provision, including, the provisions of the Utah Control Shares Acquisition Act,
Section 61-6-1 et seq., of the Utah Code Annotated, as amended, or any statute of similar effect or tenor.

                                  ARTICLE VII
                    EXECUTIVE COMMITTEE AND OTHER COMMITTEES

      Section 7.01 How Constituted. The Board of Directors may designate an executive committee and such other committees as the Board of Directors may deem appropriate, each of which committees shall consist of two or more directors. Members of the executive committee and of any such other committees shall be designated annually at the annual meeting of the Board of Directors; provided, however, that at any time the Board of Directors may abolish or reconstitute the executive committee or any other committee. Each member of the executive committee and of any other committee shall hold office until his or her successor shall have been designated or until his or her resignation or removal in the manner provided in these Bylaws.

      Section 7.02 Powers. During the intervals between meetings of the Board of Directors, the executive committee shall have and may exercise all powers of the Board of Directors in the management of the business and affairs of the corporation, except for the power to fill vacancies in the Board of Directors or to amend these Bylaws, and except for such powers as by law may not be delegated by the Board of Directors to an executive committee.

      Section 7.03 Proceedings. The executive committee, and such other committees as may be designated hereunder by the Board of Directors, may fix its own presiding and recording officer or officers, and may meet at such place or places, at such time or times and on such notice (or without notice) as it shall determine from time to time. It will keep a record of its proceedings and shall report such proceedings to the Board of Directors at the meeting of the Board of Directors next following.

      Section 7.04 Quorum and Manner of Acting. At all meetings of the executive committee, and of such other committees as may be designated hereunder by the Board of Directors, the presence of members constituting a majority of the total authorized membership of the committee shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the members present at any meeting at which a quorum is present shall be the act of such committee. The members of the executive committee, and of such other committees as may be designated hereunder by the Board of Directors, shall act only as a committee and the individual members thereof shall have not powers as such.

      Section 7.05 Resignations. Any member of the executive committee, and of such other committees as may be designated hereunder by the Board of Directors, may resign at any time by delivering a written resignation to either the president, the secretary, or assistant secretary, or to the presiding officer of the committee of which he or she is a member, if any shall have been appointed and shall be in office. Unless otherwise specified herein, such resignation shall take effect on delivery.

      Section 7.06 Removal. The Board of Directors may at any time remove any member of the executive committee or of any other committee designated by it hereunder either for or without cause.

      Section 7.07 Vacancies. If any vacancies shall occur in the executive committee or any other committee designated by the Board of Directors hereunder, by reason of disqualification, death, resignation, removal, or otherwise, the remaining members shall, until the filling of such vacancy, constitute the then total authorized membership of the committee and, provided that two or more members are remaining, continue to act. Such vacancy may be filled at any meeting of the Board of Directors.

      Section 7.07 Compensation. The Board of Directors may allow a fixed sum and expenses of attendance to any member of the executive committee, or of any other committee designated by it hereunder, who is not an active salaried employee of the corporation for attendance at each meeting of said committee.

                                  ARTICLE VIII
                        INDEMNIFICATION, INSURANCE, AND
                         OFFICER AND DIRECTOR CONTRACTS

      Section 8.01 Indemnification: Third Party Actions. The corporation shall have the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, or suit by or in the right of the corporation to procure a judgement in its favor by reason of the fact that he or she is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees) judgments, fines, and amounts paid in settlement actually and reasonably incurred by him or her in connection with any such action, suit or proceeding, if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interest of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any action, suit, or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, he or she had reasonable cause to believe that his or her conduct was unlawful.

      Section 8.02 Indemnification: Corporate Actions. The corporation shall have the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he or she is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection with the defense or settlement of such action or suit, if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification shall be made in respect of any claim, issue, or matter as to which such a person shall have been adjudged to be liable for negligence or misconduct in the performance of his or her duty to the corporation, unless and only to the extent that the court in which the action or suit was brought shall determine on application that, despite the adjudication of liability but in view of all circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

      Section 8.03 Determination. To the extent that a director, officer, employee, or agent of the corporation has been successful on the merits or otherwise in defense of any action, suit, or proceeding referred to in Sections
8.01 and 8.02 hereof, or in defense of any claim, issue, or matter therein, he or she shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection therewith. Any other indemnification under Sections 8.01 and 8.02 hereof, shall be made to the corporation upon a determination that indemnification of the officer, director, employee, or agent is proper in the circumstances because he or she has met the applicable standard of conduct set forth in Sections 8.01 and 8.02 hereof. Such determination shall be made either (i) by the Board of Directors by a majority of a quorum consisting of directors who were not parties to such action, suit, or proceeding; or (ii) by independent legal counsel on a written opinion; or
(iii) by the shareholders by a majority vote of a quorum of shareholders at any meeting duly called for such purpose.

      Section 8.04 General Indemnification. The indemnification provided by this Section shall not be deemed exclusive of any other indemnification granted under any provision of any statute, in the corporation's Articles of Incorporation, these Bylaws, agreement, vote of shareholders or disinterested directors, or otherwise, both as to action in his or her official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee, or agent, and shall inure to the benefit of the heirs and legal representatives of such a person.

      Section 8.05 Advances. Expenses incurred in defending a civil or criminal action, suit or proceeding as contemplated in this Section may be paid by the corporation in advance of the final disposition of such action, suit, or proceeding upon a majority vote of a quorum of the Board of Directors and upon receipt of an undertaking by or on behalf of the director, officers, employee, or agent to repay such amount or amounts unless if it is ultimately determined that he or she is to be indemnified by the corporation as authorized by this Section.

      Section 8.06 Scope of Indemnification. The indemnification authorized by this Section shall apply to all present and future directors, officers, employees, and agents of the corporation and shall continue as to such persons who cease to be directors, officers, employees, or agents of the corporation, and shall inure to the benefit of the heirs, executors, and administrators of all such persons and shall be in addition to all other indemnification permitted by law.

      8.07 Insurance. The corporation may purchase and maintain insurance on behalf of any person who is or was a director, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as such, whether or not the corporation would have the power to indemnify him or her against any such liability and under the laws of the state of incorporation, as the same may hereafter be amended or modified.

                                   ARTICLE IX
                                  FISCAL YEAR

      The fiscal year of the corporation shall be fixed by resolution of the Board of Directors.


                                   ARTICLE X
                                   DIVIDENDS

      The Board of Directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and on the terms and conditions provided by the Articles of Incorporation and these Bylaws.

                                   ARTICLE XI
                                   AMENDMENTS

      All Bylaws of the corporation, whether adopted by the Board of Directors or the shareholders, shall be subject to amendment, alteration, or repeal, and new Bylaws may be made, except that;

      (a) No Bylaws adopted or amended by the shareholders shall be altered or repealed by the Board of Directors;

      (b) No Bylaws shall be adopted by the Board of Directors which shall require more than a majority of the voting shares for a quorum at a meeting of shareholders, or more than a majority of the votes cast to constitute action by the shareholders, except where higher percentages are required by law; provided, however that (I) if any Bylaw regulating an impending election of directors is adopted or amended or repealed by the Board of Directors, there shall be set forth in the notice of the next meeting of shareholders for the election of directors, the Bylaws so adopted or amended or repealed, together with a concise statement of the changes made; and (ii) no amendment, alteration or repeal of this Article XI shall be made except by the shareholders.

                            CERTIFICATE OF SECRETARY

     The undersigned does hereby certify that he or she is the secretary of Tecon, Inc., a corporation duly organized and existing under and by virtue of the laws of the State of Utah; that the above and foregoing bylaws of said corporation were duly and regularly adopted as such by the Board of Directors of the corporation at a meeting of the board of Directors, which was duly and regularly held on the 17th day of November, 1998 and that the above and foregoing Bylaws are now in full force and effect.





      DATED this 18th day of November, 1998.



      By/S/ Shelley Goff
      Shelley Goff, Secretary and Treasurer

                    RESOLUTION OF THE BOARD OF DIRECTORS OF

                                  TECON, INC.


     The undersigned, being all of the duly elected and incumbent directors of Tecon, Inc., a Utah corporation (the ("Corporation"), acting pursuant to Section 16-10a-821 of the Utah Revised Business Corporation Act, do hereby unanimously consent to and adopt the following resolutions, effective the date hereof:

          RESOLVED, that the Corporation shall undertake a reverse split of its common stock on the basis of one share for approximately 51.662, effective at 8:00 a.m., Mountain Standard Time, on November 20, 1995, provided that no stockholder's holdings shall be reduced to less than one share as a result of said reverse split, with all fractions being rounded up to the nearest whole share, and further provided that certain principal stockholders who have agreed to deliver up to 1000 shares to cover any rounding do in fact deliver such shares for cancellation;

          FURTHER,  RESOLVED,  that  Leonard  W.  Burningham,   Esq.  is  hereby
     authorized to prepare such documentation and do such acts as are necesssar to implement said reverse split; and

          FURTHER, RESOLVED, that the bylaws of the Company be and they hereby are amended to reflect that the provisions of the Utah Control Share Acquisition Act shall not be applicable to the Company; and

          FURTHER, RESOLVED, that Shelley Goff execute such amendment to the Bylaws in her capacity as Secretary of the Company.


     Date:     10-18-95                      /S/ SHERYL ROSS
     ------------------------                -------------------
                                             Sheryl Ross

     Date:     Oct. 12, 1995                 /S/ Brad Burningham
     ------------------------                -------------------


     Date:     10/18/95                      /S/ Shelley Goff
     ------------------------                -------------------

October 23, 1995



Interwest Stock Transfer
1981 E. Murray-Holladay Road
Salt Lake City, Utah  84117

Attention:        Kurt Hughes

Re: 1 for approximately 51.662 reverse split of the common voting stock of Tecon, Inc., a Utah corporation (the "Company")

Dear Kurt:

     Pursuant to the attached resolution of the Board of Directors of the Company, I am requesting you to reflect the above-referenced reverse split on the records of the Company, effective as of 8:00 a.m. Mountain Standard Time, on November 20, 1995.

     This reverse split was accomplished by resolution of the Board of Directors, without the necessity of filing an amendment to the Company's Articles of Incorporation with the State of Utah. In my opinion as counsel to the Company, this action follows the legal precedent of Seed Products
International, Inc. v. Owen, 768 P.2d 973 (Utah App. 1989) ("Owen"), in which Atlas Stock Transfer was the Plaintiff.

     In Owen, the Utah Court of Appeals discussed the types of corporate actions for which an amendment to the corporation's Articles of Incorporation must be filed. The court relied on the long-standing precedent of Jackson v. Crown Point Mining Co., 59 P. 238 (1899), in which the Utah Supreme Court held that an amendment to a corporation's Articles of Incorporation needs to be filed only in cases of "fundamental corporate changes, i.e., those that alter the character of a corporation, add or diminish the scope of its powers, or violate state policy." 768 P.2d at 975.

     The Owen court concluded that the 20 to 1 reverse split of Seed Products' stock did not meet the "fundamentality" requirement of Jackson and that the requirement of filing an amendment to its Articles of Incorporation did not apply. 768 P.2d at 975.

     The Utah Legislature has substantially revised the Utah Business Corporation Act in the period following the issuance of the Owen decision in 1989. The Utah Revised Business Corporation Act (the "Revised Act") was promulgated in 1992, a full three years after Owen. It is therefore apparent that, if the Legislature had wanted to overrule Owen through legislation, it could have done so in the Revised Act.

     The Revised Act neither imposes nor specifically denies the requirement that a corporation amend its Articles of Incorporation in connection with a reverse split of its stock. This lack of legislation three years following Owen, when it was still a fairly recent and "fresh" case, suggests that the Legislature had no desire to overrule the precedent of that case.

     Nor has Owen been overruled by the Utah courts. It remains as valid as it was when the decision was issued.

     The Revised Act does not require stockholder approval of reverse splits of a corporation's stock. Section 16-10a-1003 discusses certain corporate actions that require such approval. However, this Section is inapplicable to the Company's reverse split for two reasons: (i) it pertains only to an amendment of the Articles of Incorporation, which, as shown above, is not necessary here; and
(ii) even if Section 16-10a-1003 otherwise applied to this transaction, the only reverse split-related event for which the Section requires a stockholder vote is triggered when fractional shares are created; as stated in the attached resolution, no fractional shares will be created here.

     I have requested the CUSIP Bureau to issue a new CUSIP number for the Company's stock, and new stock certificates will be ordered. I will advise you of the new number as soon as I receive it, and the new stock certificates will be provided when printed.

     Please be advised that the Company will not pay for any transfers as a result of the reverse split; that responsibility will lie with any transferring stockholders.

     Round to end up with 300,000 shares, which is the purpose of the reverse split. Principal stockholders will provide shares for any such rounding.

     Please contact me if you have any questions or comments.

                                        Yours very sincerely,



                                        Leonard W. Burningham

Tecon, Inc.
c/o Leonard W. Burningham, Esq.
Suite 205, Hermes Building
455 East 500 South Street
Salt Lake City, Utah  84111

Re: Covenant Not to Sue and Compromise and Settlement of debt of Tecon, Inc., a Utah corporation ("Tecon"), to the undersigned, Wayne Smith ("Mr. Smith")

Dear Ladies and Gentlemen:

     In consideration of $10 and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the undersigned does hereby represent, warrant and agree and follows, to-wit:

     1. Mr. Smith is the holder of a firstt mortgage on all assets of Tecon and its wholly owned subsidiary, Tecon, Inc., a Washington corporation ("Tecon Washington"), which was foreclosed in 1992, leaving a balance due and owing to him of approximately $750,000.

     2. Mr. Smith is the owner all right, title and interest of the cloaims of Care America, Inc. against Tecon or Tecon Washington, amounting to approximatley $750,000.

     3. Neither Tecon nor Tecon Washington have engaged in any business of which Mr. Smith is aware (excluding the corporate restructuring of Tecon of which Mr. Burningham has advised him) since March 31, 1992, and that the last unpaid debts incurred by Tecon or Tecon Washington while Mr. Smith was a director or executive officers thereof were incurred in the quarter ended September 30, 1991, and were debts related to utilities, telephone, electricity and the like.

     4. Mr. Smith covenants not to sue Tecon or Tecon Washington on any debt owed to him, personally or by virture of the assignment of Care America's claim to him; and he hereby compromises and settles any such claims, including principal, interest, cost or otherwise.


Dated:  1-10-97                              /S/ WAYNE SMITH
      ------------                           -------------------
                                             Wayne Smith