Form 10-Q
period 1998-06-30
TECON INC /UT/
filed 1999-03-11
CIK 769592

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending June 30, 1998, or for the past five calendar years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company has had no operations and any cash requirements are being advanced by a shareholder.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.
------------------------

None; not applicable.

Item 2.Changes in Securities.
-----------------------------

See the 10KSB for the period ending December 31, 1998, Part I, Item 1.

Item 3.Defaults Upon Senior Securities.
---------------------------------------

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

     No matter was submitted to a vote of security holders of the Company during the period covered by this Report. For additional information see the Company's 10KSB, as filed on December 31, 1998, Part I, Item 1.

Item 5.Other Information.
-------------------------

None; not applicable.

Item 6.Exhibits and Reports on Form 8-K.
----------------------------------------

(a)Exhibits.*

None; not applicable.

(b)Reports on Form 8-K.

     The Company filed with the Securities and Exchange Commission a report on Form 8-K, as filed on March 27, 1992, which is incorporated herein by this reference.*

(c) Documents Incorporated by Reference

     Form 10-KSB for the period ending 3-31-98**
     Form 8-K, as filed on March 27, 1992**

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **These documents have been previously filed with the Securities and Exchange Commission and are incorporated herein by this reference.


                                   TECON, INC.
                                 BALANCE SHEETS
                                  June 30, 1998

                                                                       6/30/98            3/31/98
                                                                  ----------------    ----------------
                                                                    [Unaudited]

                                     ASSETS

Assets                                                          $               0   $               0
                                                                  ----------------    ----------------
          Total Assets                                          $               0   $               0
                                                                  ================    ================

                        LIABILITIES & STOCKHOLDERS' DEFECIT

Current Liabilities:

      Loans from Stockholders                                   $           1,962   $           1,962
                                                                  ----------------    ----------------
          Total Liabilities                                     $           1,962   $           1,962
                                                                  ================    ================


Stockholders' Deficit
      Capital Stock--300,000,000 shares authorized
             having a par value of $0.001 per share;
             1,199,962 shares issued and outstanding                        1,200               1,200
      Additional Paid-in Capital                                        2,114,138           2,114,138
      Accumulated Deficit                                              (2,117,300)         (2,117,300)
                                                                  ----------------    ----------------
          Total Stockholders' Defecit                                      (1,962)             (1,962)

                                                                  ----------------    ----------------
          Total Liabilities and Stockholders Defecit            $               0   $               0
                                                                  ================    ================



     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The March 31, 1998 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                                   TECON, INC.
                            STATEMENTS OF OPERATIONS
                 For the Three Month Periods Ended June 30, 1998 and 1997

                                             Three Months          Three Months
                                                 Ended                 Ended
                                                6/30/98               6/30/97
                                          -------------------   -------------------
                                              [Unaudited]           [Unaudited]
REVENUE
      Revenue from Operations            $                  0  $                  0
                                          -------------------   -------------------
          Total Revenue                                     0                     0

General and Administrative Expenses                         0                     0
                                          -------------------   -------------------
Net Income Before Taxes                                     0                     0

Income/Franchise Taxes                   $                  0 $                   0
                                          -------------------   -------------------
Net Loss                                                    0                     0
                                          ===================   ===================
Loss Per Share                           $              (0.01)                (0.01)
                                          ===================   ===================
Weighted Average Shares Outstanding                 1,199,962               599,962
                                          ===================   ===================


                                   TECON, INC.
                            STATEMENTS OF CASH FLOWS
            For the Three Month Periods Ended June 30, 1998 and 1997

                                                              Three Months         Three Months
                                                                  Ended                Ended
                                                                 6/30/98              6/30/97
                                                             ----------------     ----------------
                                                               [Unaudited]          [Unaudited]

Cash Flows Used For Operating Activities
Net Loss                                                   $               0    $               0
Adjustments to reconcile net loss to net cash
    used in operating activities:
                                                             ----------------     ----------------
      Increase/(Decrease) in franchise taxes payable                       0                    0
      Increase/(Decrease) in accounts payable                              0                    0
      Expenses paid on behalf of company by a stockholder                  0                    0
                                                             ----------------     ----------------
Net Cash used for Operating Activities                                     0                    0
                                                             ----------------     ----------------
Net Increase in Cash                                                       0                    0

Beginning Cash Balance                                                     0                    0
Ending Cash Balance                                                        0                    0
                                                             ================     ================


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