Form 10-Q
period 1998-09-30
TECON INC /UT/
filed 1999-03-11
CIK 769592

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

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

(1)  Yes  X  No             (2)  Yes  X    No
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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 1998, or for the past five calendar years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company had no operations and any cash requirements are being forwarded by a shareholder.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.
------------------------

None; not applicable.

Item 2.Changes in Securities.
-----------------------------

See the 10KSB, for the period ending December 31, 1998, Part I, Item 1.

Item 3.Defaults Upon Senior Securities.
---------------------------------------

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

     No matter was submitted to a vote of security holders of the Company during the period covered by this Report. For additional information see the Company's 10KSB for the period ending December 31, 1998,Part I, Item 1.

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


                                   TECON, INC.
                                 BALANCE SHEETS
                      September 31, 1998 and March 31, 1998

                                                                       9/30/98            3/31/98
                                                                  ----------------    ----------------
                                                                    [Unaudited]

                                     ASSETS

Assets                                                          $               0   $               0
                                                                  ----------------    ----------------
          Total Assets                                          $               0   $               0
                                                                  ================    ================

                        LIABILITIES & STOCKHOLDERS' DEFECIT

Current Liabilities:

      Loans from Stockholders                                   $           4,165   $           1,962
                                                                  ----------------    ----------------
          Total Liabilities                                     $           4,165   $           1,962
                                                                  ================    ================


Stockholders' Deficit
      Capital Stock--300,000,000 shares authorized
             having a par value of $0.001 per share;
             1,199,962 shares issued and outstanding                        1,200               1,200
      Additional Paid-in Capital                                        2,114,138           2,114,138
      Accumulated Deficit                                              (2,119,503)         (2,117,300)
                                                                  ----------------    ----------------
          Total Stockholders' Defecit                                      (4,165)             (1,962)

                                                                  ----------------    ----------------
          Total Liabilities and Stockholders Defecit            $               0   $               0
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


                                   TECON, INC.
                            STATEMENTS OF OPERATIONS
      For the Three and Six Month Periods Ended September 30, 1998 and 1997

                                             Three Months          Three Months            Six Months           Six Months
                                                 Ended                 Ended                 Ended                Ended
                                                9/30/98               9/30/97               9/30/98              9/30/97
                                          -------------------   -------------------   -------------------   -------------------
                                              [Unaudited]           [Unaudited]            [Unaudited]         [Unaudited]
REVENUE
      Revenue from Operations            $                  0  $                  0  $                  0  $                  0
                                          -------------------   -------------------   -------------------   -------------------
          Total Revenue                                     0                     0                     0                     0

General and Administrative Expenses                     2,023                   165                 2,023                   165
                                          -------------------   -------------------   -------------------   -------------------
Net Income Before Taxes                  $             (2,023) $               (165) $             (2,023) $               (165)
                                          ===================   ===================   ===================   ===================
Income/Franchise Taxes                                      0                     0                     0                     0

Net Loss                                 $             (2,023) $               (165) $             (2,023) $               (165)

Loss Per Share                           $              (0.01) $              (0.01) $              (0.01) $              (0.01)
                                          ===================   ===================   ===================   ===================
Weighted Average Shares Outstanding                 1,199,962               899,962             1,199,962               899,962
                                          ===================   ===================   ===================   ===================


                                   TECON, INC.
                            STATEMENTS OF CASH FLOWS
      For the Three and Six Month Periods Ended September 30, 1998 and 1997

                                                              Three Months       Three Months        Six Months         Six Months
                                                                 Ended              Ended             Ended              Ended
                                                                 9/30/98            9/30/97           9/30/98            9/30/98
                                                             ---------------   ----------------   ----------------   --------------
                                                               [Unaudited]       [Unaudited]        [Unaudited]        [Unaudited]

Cash Flows Used For Operating Activities

Net Loss                                                   $       (2,023)    $        (165)     $      (2,023)    $         (165)
Adjustments to reconcile net loss to net cash
    used in operating activities:
      Increase/(Decrease) in Accounts Payable                           0                 0                  0                  0
      Increase/(Decrease) in Loans from Shareholder                (2,023)             (165)            (2,023)              (165)
                                                             -------------     -------------      -------------      -------------
    Net Cash used for Operating Activities                              0                 0                  0                  0
                                                             =============     =============      =============      =============
Cash Flows Provided by Financing Activities

     Net Increase in Cash                                               0                 0                  0                  0
     Beginning Cash Balance                                             0                 0                  0                  0
     Ending Cash Balance                                                0                 0                  0                  0
                                                             =============     =============      =============      =============


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