Form 10-Q
period 1998-12-31
TECON INC /UT/
filed 1999-03-11
CIK 769592

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1998

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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending December 31, 1998, or for the past five calendar years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company only foreseeable cash requirements are being advanced by a shareholder.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.
------------------------

None; not applicable.

Item 2.Changes in Securities.
-----------------------------

See Part I, Results of Operations.

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


                                   TECON, INC.
                                 BALANCE SHEETS
                      December 31, 1998 and March 31, 1998

                                                                       9/30/98            3/31/98
                                                                  ----------------    ----------------
                                                                    [Unaudited]

                                     ASSETS

Assets                                                          $               0   $               0
                                                                  ----------------    ----------------
          Total Assets                                          $               0   $               0
                                                                  ================    ================

                        LIABILITIES & STOCKHOLDERS' DEFECIT

Current Liabilities:

      Loans from Stockholders                                   $           4,807   $           1,962
                                                                  ----------------    ----------------
          Total Liabilities                                     $           4,807   $           1,962
                                                                  ================    ================


Stockholders' Deficit
      Capital Stock--300,000,000 shares authorized
             having a par value of $0.001 per share;
             1,199,962 shares issued and outstanding                        1,200               1,200
      Additional Paid-in Capital                                        2,114,138           2,114,138
      Accumulated Deficit                                              (2,120,145)         (2,117,300)
                                                                  ----------------    ----------------
          Total Stockholders' Defecit                                      (4,807)             (1,962)

                                                                  ----------------    ----------------
          Total Liabilities and Stockholders Defecit            $               0   $               0
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


                                   TECON, INC.
                            STATEMENTS OF OPERATIONS
      For the Three and Nine Month Periods Ended December 31, 1998 and 1997

                                             Three Months          Three Months           Nine Months          Nine Months
                                                 Ended                 Ended                 Ended                Ended
                                               12/31/98              12/31/97              12/31/98             12/31/97
                                          -------------------   -------------------   -------------------   -------------------
                                              [Unaudited]           [Unaudited]            [Unaudited]         [Unaudited]
REVENUE
      Revenue from Operations            $                  0  $                  0  $                  0  $                  0
                                          -------------------   -------------------   -------------------   -------------------
          Total Revenue                                     0                     0                     0                     0

General and Administrative Expenses                       493                   869                 2,516                 1,334
                                          -------------------   -------------------   -------------------   -------------------
Net Income Before Taxes                  $               (493) $               (869) $             (2,516) $             (1,334)
                                          ===================   ===================   ===================   ===================
Income/Franchise Taxes                                    149                     0                   149                     0

Net Loss                                 $             (2,023) $               (165) $             (2,023) $               (165)

Loss Per Share                           $              (0.01) $              (0.01) $              (0.01) $              (0.01)
                                          ===================   ===================   ===================   ===================
Weighted Average Shares Outstanding                 1,199,962               899,962             1,199,962               899,962
                                          ===================   ===================   ===================   ===================


                                   TECON, INC.
                            STATEMENTS OF CASH FLOWS
      For the Three and Nine Month Periods Ended December 31, 1998 and 1997

                                                              Three Months       Three Months       Nine Months        Nine Months
                                                                 Ended              Ended             Ended              Ended
                                                               12/31/98           12/31/97          12/31/98           12/31/98
                                                             ---------------   ----------------   ----------------   --------------
                                                               [Unaudited]       [Unaudited]        [Unaudited]        [Unaudited]

Cash Flows Used For Operating Activities

Net Loss                                                   $       (2,023)    $        (165)     $      (2,023)    $         (165)
Adjustments to reconcile net loss to net cash
    used in operating activities:
      Issued stock to directors                                         0                 0                  0                300
      Increase/(Decrease) in Loans from Shareholder                   642               869              2,665              1,034
                                                             -------------     -------------      -------------      -------------
    Net Cash used for Operating Activities                              0                 0                  0                  0
                                                             =============     =============      =============      =============
Cash Flows Provided by Financing Activities

     Net Increase in Cash                                               0                 0                  0                  0
     Beginning Cash Balance                                             0                 0                  0                  0
     Ending Cash Balance                                                0                 0                  0                  0
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