Form 10-Q/A
period 1998-12-31
TECON INC /UT/
filed 1999-04-14
CIK 769592

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

                                                                      12/30/98            3/31/98
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


                                   TECON, INC.
                            STATEMENTS OF OPERATIONS
      For the Three and Nine Month Periods Ended December 31, 1998 and 1997

                                             Three Months          Three Months           Nine Months          Nine Months
                                                 Ended                 Ended                 Ended                Ended
                                               12/31/98              12/31/97              12/31/98             12/31/97
                                          -------------------   -------------------   -------------------   -------------------
                                              [Unaudited]           [Unaudited]            [Unaudited]         [Unaudited]
REVENUE
      Revenue from Operations            $                  0  $                  0  $                  0  $                  0
                                          -------------------   -------------------   -------------------   -------------------
          Total Revenue                                     0                     0                     0                     0

General and Administrative Expenses                       493                   869                 2,516                 1,334
                                          -------------------   -------------------   -------------------   -------------------
Net Income Before Taxes                  $               (493) $               (869) $             (2,516) $             (1,334)
                                          ===================   ===================   ===================   ===================
Income/Franchise Taxes                                    149                     0                   149                     0

Net Loss                                 $               (642) $               (869) $             (2,665) $             (1,334)

Loss Per Share                           $              (0.01) $              (0.01) $              (0.01) $              (0.01)
                                          ===================   ===================   ===================   ===================
Weighted Average Shares Outstanding                 1,199,962               899,962             1,199,962               899,962
                                          ===================   ===================   ===================   ===================


                                   TECON, INC.
                            STATEMENTS OF CASH FLOWS
      For the Three and Nine Month Periods Ended December 31, 1998 and 1997

                                                              Three Months       Three Months       Nine Months        Nine Months
                                                                 Ended              Ended             Ended              Ended
                                                               12/31/98           12/31/97          12/31/98           12/31/98
                                                             ---------------   ----------------   ----------------   --------------
                                                               [Unaudited]       [Unaudited]        [Unaudited]        [Unaudited]

Cash Flows Used For Operating Activities

Net Loss                                                   $         (642)    $        (869)     $      (2,665)    $       (1,334)
Adjustments to reconcile net loss to net cash
    used in operating activities:
      Issued stock to directors                                         0                 0                  0                300
      Increase/(Decrease) in Loans from Shareholder                   642               869              2,665              1,034
                                                             -------------     -------------      -------------      -------------
    Net Cash used for Operating Activities                              0                 0                  0                  0
                                                             =============     =============      =============      =============
Cash Flows Provided by Financing Activities

     Net Increase in Cash                                               0                 0                  0                  0
     Beginning Cash Balance                                             0                 0                  0                  0
     Ending Cash Balance                                                0                 0                  0                  0
                                                             =============     =============      =============      =============


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TECON, INC.



Date: 4/14/99                 /S/ SHERYL ROSS
                              Sheryl Ross, Director and President



Date: 4/14/99                 /S/ SHELLEY GOFF
                              Shelley Goff, Director and Secretary/Treasurer