Form 10KSB
period 1999-03-31
TECON INC /UT/
filed 1999-04-22
CIK 769592

U. S. Securities and Exchange Commission



                           Washington, D. C. 20549



                                 FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934

                   For the fiscal year ended March 31, 1999
                              -----------------

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

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: March 31, 1999- $0

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 31, 1999 - $140.10. There are approximately 140,106 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                 (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PAST FIVE YEARS)

      None; Not applicable.

                    (APPLICABLE ONLY TO CORPORATE ISSUERS)

      State the number of outstanding shares of each of the Issuer's classes of common equity, as of the latest practicable date:

                                April 16, 1999
                                common - 1,199,962
                                preferred - 0

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
5525 S. 900 E. #110                1/20/94          29,035                 Services
Salt Lake City, UT                                                         at par value

Leonard W. Burningham, Esq.(1)(2)  1/20/94          96,783                 Legal fees
455 E. 500 S. #205                                                         at par value
Salt Lake City, UT

Bradley C. Burningham(1)           4/4/96           100,000                Services at par value
455 E. 500 S. #205                 9/28/97          100,000                Services at par value
Salt Lake City, UT                 1/14/98          100,000                Services at par value

Shelley Goff(1)                    4/4/96           100,000                Services at par value
455 E. 500 S. #205                 9/28/97          100,000                Services at par value
Salt Lake City, UT                 1/14/98          100,000                Services at par value

Sheryl Ross(1)                     4/4/96           100,000                Services at par value
455 E. 500 S. #205                 9/28/97          100,000                Services at par value
Salt Lake City, UT                 1/14/98          100,000                Services at par value

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

Changes in Control.
-------------------

     Effective April 16, 1999, the Company completed an Agreement and Plan of Reorganization (the "BuyIt Plan"), whereby it will acquire 100% of the issued and outstanding securities and subscriptions to acquire securities of ButIt.com., a california corporation ("Buy-It"). An 8-K Current Report dated April 16, 1999, will be filed with the Securities and Exchange Commission regarding the Buy-It Plan on or before May 3, 1999.


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

      At March 31, 1999, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the fiscal year ended March 31, 1999, the Company had a net loss of ($3,606), due to taxes and general and administrative expenses. This compares to a net loss of ($2,286), also attributable to taxes and general and administrative expenses during the fiscal year ended March 31, 1998. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     During the fiscal years ended March 31, 1999, and 1998, a shareholder and consultant paid general and administrative expenses on behalf of the Company totaling $3,606 and $1,686, respectively. The unsecured loan bears no interest and is due on demand.

      The Company has no assets and total liabilities of $5,568 for the year ended March 31, 1999.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          March 31, 1999 and 1998

          Independent Auditors' Report

          Balance Sheets - March 31, 1999 and 1998

          Statements of Operations for the years ended
          March 31, 1999 and 1998

          Statements of Stockholders' Equity for the years ended March 31, 1999 and 1998

          Statements of Cash Flows for the years ended
          March 31, 1999 and 1998

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

Item 10. Executive Compensation.
         -----------------------

      The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                    SUMMARY COMPENSATION TABLE


(a)         (b)          (c)      (d)      (e)            (f)          (g)      (h)       (i)
Name and    Years or                       Other          Restricted   Option/  LTIP      All
Principal   Periods      $        $        Annual         Stock        SAR's    Payouts   Other
Position    Ended        Salary   Bonus    Compenstion($) Awards ($)   ($)      ($)       Comp-
                                                                                          ensation
Sheryl      3/31/99      0        0        0              0             0       0          0
Ross,       3/31/98      0        0        0              0             0       0         (3)
President   3/31/97      0        0        0              0             0       0         (2)
            3/31/96      0        0        0              0             0       0         (1)

Bradley C.  3/31/99      0        0        0              0             0       0          0
Burningham, 3/31/98      0        0        0              0             0       0         (3)
V.P.        3/31/97      0        0        0              0             0       0         (2)
            3/31/96      0        0        0              0             0       0         (1)

Shelley     3/31/99      0        0        0              0             0       0          0
Goff,       3/31/98      0        0        0              0             0       0         (3)
Secretary,  3/31/97      0        0        0              0             0       0         (2)
Treasurer   3/31/96      0        0        0              0             0       0         (1)


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

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1998, 1997, 1996, or 1995, or the period ending on the date of this Report.

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
(3 persons)



Changes in Control.
-------------------

     Effective April 16, 1999, the Company completed an Agreement and Plan of Reorganization (the "BuyIt Plan"), whereby it will acquire 100% of the issued and outstanding securities and subscriptions to acquire securities of ButIt.com., a california corporation ("Buy-It"). An 8-K Current Report dated April 16, 1999, will be filed with the Securities and Exchange Commission regarding the Buy-It Plan on or before May 3, 1999.


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

     An 8-K Current Report dated April 16, 1999, will be filed with the Securities and Exchange Commission regarding the ButIt.com Plan on or before May 3, 1999.


Exhibit
Number                                      Description*
-------                                     ------------


     27                                 Financial Data Schedule


Documents Incorporated by Reference
-----------------------------------
     **Registration Statement on form S-18, as amended, dated 8-5-85
     **Form 8-K, as filed on 3-27-92
     **Form 10-KSB for the period ended 3-31-91
     **Form 10-KSB for the period ended 3-31-98
          **Initial Articles of Incorporation, as filed March 28, 1985.
          **By-Laws
          **Articles of Amendment to the Articles of Incorporation,
               as filed on December 29, 1986
          **Articles of Amendment to the Articles of Incorporation,
               as filed on March 14, 1989
          **Consent of Directors to reverse split on a basis of 51.662 to 1
          **Legal opinion regarding reverse split and no amendment
               being required
          **Covenant Not to Sue and Compromise and Settlement of
               debt of Tecon, Inc.


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


                           TECON, INC.

Date:    4-21-99           By/S/Sheryl Ross
                           Sheryl Ross
                           President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                           TECON, INC.

Date:     4-21-99          By/S/Sheryl Ross
                           Sheryl Ross
                           President and Director







Date:     4-21-99          By/S/Shelley Goff
                           Shelley Goff
                           Secretary/Treasurer and Director

                                  TECON, INC.
                         [A Development Stage Company]
              Financial Statements and Independent Auditors' Report
                                 March 31, 1999



                                  TECON, INC.
                          [A Development Stage Company]
                                TABLE OF CONTENTS






                                                                                                      Page

Independent Auditors' Report                                                                            1

Balance Sheet -- March 31, 1999                                                                         2

Statements  of Operations  for the years ended March 31, 1999 and 1998,  and for the Period from Reactivation [January 18, 1994] through March 31,
1999                                                                                                    3

Statements of Stockholders' Deficit for the Period from Reactivation
[January 18, 1994] through March 31, 1999                                                               4

Statements  of Cash Flows for the years ended  March 31, 1999 and 1998,  and for the Period from Reactivation [January 18, 1994] through March 31,
1999                                                                                                    5

Notes to Financial Statements                                                                          6-8


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Tecon, Inc.[a development stage company]


We have audited the accompanying balance sheet of Tecon, Inc. [a development stage company] as of March 31, 1999, and the related statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 1999 and 1998, and from the Period of Reactivation [January 18, 1994] through March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tecon, Inc. [a development stage company] as of March 31, 1999, and the results of operations and cash flows for the years ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles.

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



               Mantyla, McReynolds and Associates

Salt Lake City, Utah
April 16, 1999




                                   Tecon, Inc.
                          [A Development Stage Company]
                                  Balance Sheet
                                 March 31, 1999


                                     ASSETS


Assets                                                           $            -0-
                                                                   ---------------
                  Total Assets                                   $            -0-
                                                                   ===============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT



Liabilities:
  Current Liabilities:
  Payable to Stockholders - NOTE 8                               $         5,568
                                                                   ---------------
                Total Liabilities                                          5,568


Stockholders' Deficit:
  Capital Stock -- 300,000,000 shares authorized having a
  par value of $.001 per share; 1,199,962 shares issued
  and outstanding - NOTE 9                                                 1,200
  Additional Paid-in Capital                                           2,114,138
  Accumulated Deficit                                                 (2,120,906)
                                                                   ---------------
           Total Stockholders' Deficit                                    (5,568)
                                                                   ---------------
   Total Liabilities and Stockholders' Deficit                   $            -0-
                                                                   ===============








                 See accompanying notes to financial statements.




                                   Tecon, Inc.
                          [A Development Stage Company]
                            Statements of Operations
 For the Years Ended March 31, 1999 and 1998, and for the Peiod from Reactivation
                   {January 18, 1994} through March 31, 1999


                                                                         Reactivation
                                                                            through
                                                                           March 31,
                                             1999            1998            1999
                                             ----            ----            ----
Revenues                               $         -0-    $       -0-    $          -0-

General & Administrative Expenses              3,457          2,286            14,319
                                         ------------     ----------     -------------

           Operating Loss                     (3,457)        (2,286)          (14,319)


    Net Loss Before Income Taxes              (3,457)        (2,286)          (14,319)

Current Year Provision for Income Taxes          -0-            -0-               -0-
                                         ------------     ----------     -------------

Net Loss                               $      (3,457)   $    (2,286)   $      (14,319)
                                         ============     ==========     =============



Loss Per Share                         $        (.01)   $      (.01)   $         (.01)
                                         ============     ==========     =============

Weighted Average Shares Outstanding        1,199,962        799,962            626,961
                                         ============     ==========     =============






                 See accompanying notes to financial statements.




                                   Tecon, Inc.
                          [A Development Stage Company]
                       Statements of Stockholders' Deficit
 For the Years Ended March 31, 1999 and 1998, and for the Period from Reactivation
                   {January 18, 1994} through March 31, 1999


                                                            Additional                       Net
                                   Common       Common        Paid-in      Accumulated   Stockholders'
                                   Shares        Stock        Capital        Deficit       Deficit
                                   ---------    ---------    ----------     ----------    -----------
Balance, January 18, 1994, date    7,498,701  $      7,499  $  2,098,939  $   (2,106,438) $         -0-
of Reinstatement

Issued stock for cash and
services, January 20, 1994         8,000,000         8,000                                       8,000

Net loss for the Year Ended
 March 31, 1994                                                                  (8,000)        (8,000)
                                   ---------    ----------    ----------     -----------    -----------
Balance, March 31, 1994           15,498,701  $    15,499  $  2,098,939  $   (2,114,438) $         -0-

Net loss for the Year Ended
 March 31, 1995                                                                    -0-             -0-
                                   ---------    ---------    ----------     ----------    -----------
Balance, March 31, 1995            15,498,701 $    15,499  $  2,098,939  $   (2,114,438) $         -0-

Reverse split (51.662 for 1),
November 20, 1995                 (15,198,739)    (15,199)       15,199                            -0-

Issued 300,000 shares of
common stock to directors for
services (3/4/96)                     300,000         300                                         300

Net loss for the Year Ended
 March 31, 1996                                                                   (300)          (300)
                                   ---------    ---------    ----------     -----------    -----------
Balance, March 31, 1996               599,962  $      600  $  2,114,138  $   (2,114,738) $         -0-

Net loss for the Year Ended
 March 31, 1997                                                                    (276)         (276)
                                   ---------    ---------    ----------     ------------    -----------
Balance, March 31, 1997               599,962         600     2,114,138      (2,115,014)         (276)

Issued 300,000 shares of
common stock to directors for
services (9/18/97)                    300,000         300                                          300

Issued 300,000 shares of
common stock to directors for
services (1/14/98)                    300,000         300                                          300

Net loss for the Year Ended
 March 31, 1998                                                                 (2,286)         (2,286)
                                   ---------    ---------    ----------     ----------    -----------
Balance, March 31, 1998             1,199,962 $     1,200  $  2,114,138  $  (2,117,300) $       (1,962)
                                   ---------    ---------    ----------     ----------    -----------
Net loss for the Year Ended
 March 31, 1999                                                                 (3,606)         (3,606)
                                   ---------    ---------    ----------     ----------    -----------
Balance, March 31, 1999            1,199,962  $     1,200  $  2,114,138  $  (2,120,906) $       (5,568)
                                   =========    =========    ===========    ===========    ===========



                 See accompanying notes to financial statements.




                                   Tecon, Inc.
                          [A Development Stage Company]
                            Statements of Cash Flows
 For the Years Ended March 31, 1999 and 1998, and for the Period from Reactivation
                   {January 18, 1994} through March 31, 1999

                                                                                       Reactivation
                                                                                          through
                                                                                          March 31,
                                                                1999          1998          1999
                                                                ----          ----          ----
Cash Flows Provided by/(Used for) Operating Activities
Net Loss                                                $    (3,606)   $   (2,286)  $     (14,468)
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Issued stock for director and legal fees                      0           600           7,400
    Increase in shareholder loan                              3,606         1,686           5,568
                                                           ---------     ---------    -----------
          Net Cash Used for Operating Activities                 -0-           -0-         (1,500)
Cash Flows Provided by Financing Activities
    Issued stock for cash                                                                   1,500
                                                           ---------     ---------    -----------

          Net Increase/(Decrease) in Cash                        -0-           -0-            -0-

Beginning Cash Balance                                           -0-           -0-            -0-
                                                           ---------     ---------    -----------

Ending Cash Balance                                      $       -0-   $       -0-  $         -0-
                                                           =========     =========    ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                 $       -0-   $       -0-  $         -0-
  Cash paid during the year for income taxes             $       -0-   $       -0-  $         -0-

















                 See accompanying notes to financial statements.

                                   Tecon, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 March 31, 1999

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

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The following summarizes the more significant of such policies:

     (b)  Income Taxes

     Effective April 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of March 31, 1999 is $0 due to the valuation allowance established as described below.

     (c)  Net Loss Per Common Share

     Net loss per common share is based on the weighted-average number of shares outstanding.

     (d)  Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at March 31, 1999.

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

NOTE 2  LIQUIDITY/GOING CONCERN

     The Company has accumulated losses since inception through March 31, 1999 amounting to $2,120,906, has no assets, and has a net working capital deficiency at March 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management plans include finding a well-capitalized merger candidate to recommence its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is currently negoriating a reorganization plan with another corporation.

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

     The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at March 31, 1999 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences. Net operating loss carry forward amounts expire at various times through 2014.

NOTE 4  RELATED-PARTY TRANSACTIONS

     During the fiscal years ended March 31, 1999, and 1998, a shareholder and consultant paid general and administrative expenses on behalf of the Company totaling $3,606 and $1,686, respectively. The accumulated balance due to the shareholder is $5,568, as of March 31, 1999 The unsecured loan bears no interest and is due on demand.

NOTE 5  ISSUANCE OF COMMON STOCK

     For the year ended March 31, 1998, the Company issued 600,000 shares of common stock as payment for fees for its directors.