Form 10QSB
period 1999-06-30
BUYIT COM INC
filed 1999-08-16
CIK 769592

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1999
                           -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                 Commission File No.  2-97869-D
                                      ---------

                           BUYIT.COM, INC.
                           ---------------
          (Name of Small Business Issuer in its Charter)

        UTAH                                               87-0419571
-------------------------------                     --------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                  4139 Via Marina, Suite #106
               Marina Del Ray, California 90292
               --------------------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (818) 340-2351

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


               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes____        No ___

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              August 12, 1999

                          Common - 12,374,029 shares


                    DOCUMENTS INCORPORATED BY REFERENCE

                              NONE.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.

                         BuyIt.com, Inc.

                 [A Development Stage Company]
                           Formerly
                          Tecon, Inc.

                  Condensed Financial Statements

                          June 30, 1999

                         BuyIt.com, Inc.
                 [A Development Stage Company]
                             Formerly
                           Tecon, Inc.
                     Condensed Balance Sheet
                           (Unaudited)
                              ASSETS
                                           June 30, 1999
Current Assets
     Cash                                   $  710,471
     Prepaid expense                            44,400

          Total Current Assets                 754,871

Equipment, net                                 110,009

Other Assets                                     8,350

TOTAL ASSETS                                $  873,230

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                       $    -0-

          Total Current Liabilities              -0-

Stockholders' Equity
     Common stock                               12,168
     Additional paid in capital              1,235,379
     Accumulated deficit                      (374,317)

          Total Stockholders' Equity           873,230

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                      $  873,230

    See accompanying notes and Independent Accountants' report

                         BuyIt.com, Inc.
                 [A Development Stage Company]
                             Formerly
                           Tecon, Inc.
                Condensed Statements of Operations
                           (Unaudited)
                          For the Three     For the Three
                           Months Ended     Months Ended
                           June 30, 1999    June 30, 1998
Revenues                   $      -0-       $     -0-

Sales, general and
administrative expense         366,475            -0-

Operating Loss                (366,475)           -0-
Other Income                     2,075

Net Loss                   $  (364,400)     $     -0-

Net Loss per Share         $     (0.03)     $   (0.00)

Weighted Average
Number of Shares
Outstanding                 12,167,580        1,199,962

    See accompanying notes and Independent Accountants' report

                          BuyIt.com, Inc.
                  [A Development Stage Company]
                             Formerly
                            Tecon, Inc.
                Condensed Statements of Cash Flows
                            (Unaudited)
                          For the Three     For the Three
                           Months Ended     Months Ended
                           June 30, 1999    June 30, 1998
Cash Flows Used for Operating
Activities:
  Net Loss                 $  (364,400)     $    -0-
  Adjustments to reconcile
  net loss to net cash used
  for operating activities:
    Depreciation                 5,790
    Increase in other current
    assets                     (51,800)
    Increase (decrease) in
    current liabilities              0

       Net Cash Flows Used for
       Operating Activities   (410,410)          -0-

Cash Flows Used for Investing
Activities:
  Purchase of equipment       (114,599)


       Net Cash Flows Used for
       Investing Activities   (114,599)          -0-

Cash Flows Provided by Financing
Activities:
  Principal reduction
  shareholder loan             (12,067)
  Proceeds issuance of stock 1,247,547

       Net Cash Flows
       Provided by Financing
       Activities            1,235,480           -0-

Net Increase (Decrease) in
Cash                           710,471           -0-
Beginning Cash Balance           -0-             -0-

Ending Cash Balance          $ 710,471       $   -0-

    See accompanying notes and Independent Accountants' report

                          BuyIt.com, Inc.
                  [A Development Stage Company]
                             Formerly
                            Tecon, Inc.
              Notes to Condensed Financial Statements
                           June 30, 1999

     PRELIMINARY NOTE

     The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the
     Securities and Exchange Commission.   Certain information and
     disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.

     ORGANIZATION AND MERGER

      BuyIt.com, Inc. ("BuyIt" or "Company") incorporated under the laws of the State of California in January, 1999. From inception through March 31, 1999, the Company engaged in preliminary activities related to the set up of an Internet auction business. On April 16, 1999, the Company entered into an Agreement and Plan of Reorganization ("Plan") with Tecon, Inc. ("Tecon"), a Utah Corporation, wherein all of the outstanding shares and subscriptions of BuyIt were exchanged for 8,500,000 shares (for the outstanding shares) of common stock of Tecon, and 245,997 shares (for the outstanding subscriptions)(reduced from the original amount of 257,666 shares as stated in the Plan) of common stock of Tecon. At the conclusion of all the transactions contemplated in the Plan, BuyIt shareholders and subscribers owned 8,745,997 shares of total outstanding shares of 12,167,580, or 71.8%. The survivor in the aforementioned combination is Tecon. However, the name of the surviving company was changed to BuyIt.com, Inc, simultaneously with the Plan. The combination of these two entities has been accounted for as a purchase.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

          The only product or service of the Company is "The BuyIt Auction," which was founded in 1997, and has been going through its final live beta tests for the past several months.

          The BuyIt Auction can best be described as being in the business of conducting online person-to-person auctions. In recent times, key strengths have been commitment to customer service and ability to provide users with a simple, easy to operate auction site with the features and functionality that are sorely missing from competitive products and services.

          The BuyIt Auction's target market includes antique dealers, collectibles dealers, collectors and the general public. The most typical customers for services are individuals who are currently involved or have interest in the areas of antiques and collectibles. The BuyIt Auction has over 1,000 categories of items for sale, including Antiques, Memorabilia, Disney, Jewelry, Advertising, Housewares, Porcelain, Sports Trading Cards, Toys, Beanie Babies, Barbie and Hot Wheels and many others, ensuring that there is something to offer for almost anyone.

          During the next 12 months, the Company plans to increase its existing online auction presence and to open an online specialty mall.

          Current cash resources are not sufficient for the Company's next 12 months of operations. The Company anticipates meeting these needs through equity or debt financing.

Results of Operations.
----------------------

          At June 30, 1999, the Company had $754,871 in assets and $0 in liabilities. The Company had no revenues for the three months ended June 30, 1999 and 1998, with $2,075 in other income June 30, 1999, and with $366,475 and $0 in expenses, for net losses of ($364,400) and $0.

Liquidity
---------

          At June 30, 1999, the Company had $754,871 in current assets, with total current liabilities of $0. Total stockholder's equity was $873,230.

Year 2000.
---------

          Management believes that the Company's hardware and software are fully compliant with Year 2000 issues.

          The Company can give no assurance that third parties with whom it does business will ensure Year 2000 compliance in a timely manner or that, if they do not, their computer systems will not have an adverse effect on the Company. However, the Company does not believe that Year 2000 compliance issues of such third parties will result in a material adverse effect on its financial condition or results of operations.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the first quarter of the calendar year covered by this Report or during the two previous calendar years.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               8-K Current Report dated April 16, 1999, filed with the Securities and Exchange Commission on May 6, 1999.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BUYIT.COM, INC.

Date: 8/13/99                            By /s/ Sandip Seth, Director
                                            and President

Date: 8/13/99                            By /s/ Peter A. Yollin, Director
                                            Secretary and Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                           BUYIT.COM, INC.

Date: 8/13/99                              By /s/ Sandip Seth, Director
                                             and President

Date: 8/13/99                              By /s/ Peter A. Yollin, Director
                                             Secretary and Chairman


Date: 8/13/99                              By /s/ Edgar Cayce, Director
                                             and Vice President