Form 10QSB
period 1999-09-30
BUYIT COM INC
filed 1999-11-05
CIK 769592

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1999
                           ------------------

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

                       432 Culver Blvd.
               Playa Del Rey, California 90293
               --------------------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (310) 827-3500

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

                              November 1, 1999

                          Common - 12,491,612 shares


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

                       September 30, 1999

                         BuyIt.com, Inc.
                 [A Development Stage Company]
                             Formerly
                           Tecon, Inc.
                     Condensed Balance Sheet
                           (Unaudited)
                              ASSETS
                                           Sept. 30, 1999
Current Assets
     Cash                                   $  337,818
     Prepaid expense                            44,400

          Total Current Assets                 382,218

Equipment, net                                 159,672

Other Assets                                     9,873

TOTAL ASSETS                                $  551,763

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                       $    -0-

          Total Current Liabilities              -0-

Stockholders' Equity
     Common stock                               12,378
     Additional paid in capital              1,280,169
     Accumulated deficit                      (740,784)

          Total Stockholders' Equity           551,763

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                      $  551,763

    See accompanying notes and Independent Accountants' report

                         BuyIt.com, Inc.
                 [A Development Stage Company]
                             Formerly
                           Tecon, Inc.
                Condensed Statements of Operations
                           (Unaudited)
                          For the Three     For the six
                           Months Ended     Months Ended
                          Sept. 30, 1999    Sept. 30, 1999
Revenues                   $      -0-       $     -0-

Sales, general and
administrative expense         371,696         738,171

Operating Loss                (371,696)       (738,171)
Other Income                     5,489           7,564

Net Loss                   $  (366,207)     $ (730,607)

Net Loss per Share         $     (0.03)     $   (0.06)

Weighted Average
Number of Shares
Outstanding                 12,370,000        12,345,000

    See accompanying notes and Independent Accountants' report

                          BuyIt.com, Inc.
                  [A Development Stage Company]
                             Formerly
                            Tecon, Inc.
                Condensed Statements of Cash Flows
                            (Unaudited)
                          For the Three     For the Six
                           Months Ended     Months Ended
                          Sept. 30, 1999    Sept. 30, 1999
Cash Flows Used for Operating
Activities:
  Net Loss                 $  (366,207)     $  (730,607)
  Adjustments to reconcile
  net loss to net cash used
  for operating activities:
    Depreciation                 8,708           14,498
    Increase in other current
    assets                      (1,782)         (53,582)
    Increase (decrease) in
    current liabilities              0                0

       Net Cash Flows Used for
       Operating Activities   (359,281)         (769,691)

Cash Flows Used for Investing
Activities:
  Purchase of equipment        (58,371)         (172,970)


       Net Cash Flows Used for
       Investing Activities    (58,371)         (172,970)

Cash Flows Provided by Financing
Activities:
  Principal reduction
  shareholder loan                   0           (12,067)
  Proceeds issuance of stock    44,999         1,292,546

       Net Cash Flows
       Provided by Financing
       Activities               44,999         1,280,479

Net Increase (Decrease) in
Cash                          (372,653)          337,818
Beginning Cash Balance         710,471              -0-

Ending Cash Balance          $ 337,818       $   337,818

    See accompanying notes and Independent Accountants' report

                          BuyIt.com, Inc.
                  [A Development Stage Company]
                             Formerly
                            Tecon, Inc.
              Notes to Condensed Financial Statements
                           Sept. 30, 1999

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

     PRESENTATION OF INTERIM FINANCIAL STATEMENTS

     Inasmuch as the accounting acquiror, BuyIt was not organized until 1999, there is no interim accounting to compare with from the prior year.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

          The Company's core product or service is "The BuyIt Auction," which was founded in 1997, and was launched in June 1999 after several months of live beta testing. The BuyIt Auction is a feature rich product, and provides an entertaining environment for users to conduct online person-to-person auctions.

         Using the BuyIt Auction commerce engine as a base, the Company has gone on to develop products and services that integrate with, and fully enhance, the Auction business model into a more fully integrated community offering. This includes a specialty on-line mall (the BuyIt Mall"), which was launched during this quarter.

         During the next quarter, the Company plans to expand its community offerings by offering it members free e-mail, a JAVA enabled free homepage building, a JAVA enabled free e-commerce site builder, and through affiliations, content and e-commerce opportunities in the Health, Travel and Leisure and Kids areas.

         Simultaneously, the Company is looking to leverage its product offerings and core membership base by entering certain vertical markets. While several opportunities are being evaluated, the Company has identified a market within the Arts & Crafts space that it is pursuing.

          Current cash resources are not sufficient for the Company's next 12 months of operations. The Company anticipates meeting these needs through a Private Placement equity financing.

Results of Operations.
----------------------

          At September 30, 1999, the Company had $551,763 in assets and $0 in liabilities. The Company had no revenues for the three months ended September 30, 1999 and six months ended September 30, 1999, with $5,489 in other income for three months ended September 30, 1999, and with $7,564 in other income for the six months ended September 30, 1999, with $371,696 and $738,171 in expenses, for net losses of ($366,207) and ($730,607), respectively.

         The Company had no revenues this quarter because it waived all transaction fees associated with its products and services while it focused on building its user and membership base.

         The major expense items in the current quarter, were as follows:

                         This quarter        6 months ended
                                         September 30, 1999
     Marketing                 $130,380            $305,423
     Payroll                   $151,883            $287,370

Liquidity
---------

          At September 30, 1999, the Company had $382,218 in current assets, with total current liabilities of $0. Total stockholder's equity was $551,763.

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

Item 5.   Other Information.

          Subsequent to the quarter ended September 30, 1999, the Company commenced a Private Placement to sell a minimum of 10,000 units to a maximum of 50,000 units, comprised of two shares of Series A Convertible Preferred Stock (each share being convertible into 10 shares of common stock) and 10 Common Stock Purchase Warrants, at a price of $20 per unit.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

             None.
                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BUYIT.COM, INC.

Date: 11/4/99                            By /s/ Sandip Seth, Director
                                            and President

Date: 11/4/99                            By /s/ Peter A. Yollin, Director
                                            Secretary and Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                           BUYIT.COM, INC.

Date: 11/4/99                              By /s/ Sandip Seth, Director
                                             and President

Date: 11/4/99                              By /s/ Peter A. Yollin, Director
                                             Secretary and Chairman


Date: 11/4/99                              By /s/ Edgar Cayce, Director
                                             and Vice President