Form 10QSB
period 1999-12-31
CRAFTCLICK COM INC
filed 2000-02-16
CIK 769592

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended December 31, 1999
                           -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                 Commission File No.  2-97869-D
                                      ---------

                        CRAFTCLICK.COM, INC.
                        --------------------
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

                              February 15, 2000

                          Common - 14,394,778 shares


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

                       CraftClick.com, Inc.


                 [A Development Stage Company]
                             Formerly
                         BuyIt.com, Inc.

                  Condensed Financial Statements

                        December 31, 1999

                       CraftClick.com, Inc.
                 [A Development Stage Company]
                             Formerly
                         BuyIt.com, Inc.
                     Condensed Balance Sheet
                           (Unaudited)
                              ASSETS

                                                   Dec. 31, 1999
Current Assets
     Cash                                              $ 161,820
     Prepaid expense                                      33,300
          Total Current Assets                           195,120

Equipment, net                                           200,643

Other Assets                                               8,150


TOTAL ASSETS                                           $ 403,913

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                  $  72,827
          Total Current Liabilities                       72,827

Stockholders' Equity
     Common stock                                         13,000
     Preferred stock                                          22
     Additional paid in capital                        1,515,025
     Accumulated deficit                              (1,196,961)
          Total Stockholders' Equity                     331,086

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                $  403,913

See accompanying notes and Independent Accountants' report

                       CraftClick.com, Inc.
                 [A Development Stage Company]
                             Formerly
                         BuyIt.com, Inc.
                Condensed Statements of Operations
                           (Unaudited)
                              For the Three       For the Nine
                               Months Ended       Months Ended
                              Dec.  31, 1999     Dec.  31, 1999
Revenues                   $            10,000     $    10,000

Sales, general and
administrative expense                 469,715       1,208,072

Operating Loss                        (459,715)     (1,198,072)

Other Income                             3,464          11,028

Net Loss                   $          (456,251)    $(1,187,044)

Net Loss per Share         $             (0.04)    $     (0.09)

Weighted Average
Number of Shares
Outstanding                         12,788,000      12,578,000

    See accompanying notes and Independent Accountants' report

                       CraftClick.com, Inc.
                  [A Development Stage Company]
                             Formerly
                          BuyIt.com, Inc.
                Condensed Statements of Cash Flows
                            (Unaudited)
                                        For the Three           For the Nine
                                        Months Ended            Months Ended
                                        Dec. 31, 1999           Dec. 31, 1999
Cash Flows Used for Operating
Activities:
  Net Loss                               $  (456,251)          $ (1,187,044)
  Adjustments to reconcile net loss to
   net cash used for operating activities:
  Depreciation and amortization               11,050                  25,485
 (Increase) decrease in other current assets  12,571                 (40,700)
  Increase (decrease) in current liabilities  72,827                  72,827

 Net Cash Flows Used for Operating
 Activities                                 (359,803)             (1,129,432)

Cash Flows Used for Investing
Activities:
  Purchase of equipment                      (51,820)               (224,728)

 Net Cash Flows Used for Investing
 Activities                                  (51,820)               (224,728)

Cash Flows Provided by Financing Activities

  Principal reduction shareholder loan           -0-                 (12,067)
  Proceeds issuance of stock                 235,500               1,528,047

Net Cash Flows Provided by Financing
Activities                                   235,500               1,515,980

Net Increase (Decrease) in Cash             (176,123)                161,820

Beginning Cash Balance                       337,943                     -0-

Ending Cash Balance                       $  161,820              $  161,820

See accompanying notes and Independent Accountants' report

                       CraftClick.com, Inc.
                  [A Development Stage Company]
                             Formerly
                          BuyIt.com, Inc.
              Notes to Condensed Financial Statements
                         December 31, 1999


     PRELIMINARY NOTE

     The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the
     Securities and Exchange Commission.   Certain information and
     disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999, and Form 8K dated January 25, 2000.

     ORGANIZATION AND MERGER

     CraftClick.com, Inc. ("CraftClick" or "Company") was incorporated under the laws of the State of California in January, 1999. From inception through March 31, 1999, the Company engaged in preliminary activities related to the set up of an Internet auction business. On April 16, 1999, the Company entered into an Agreement and Plan of Reorganization ("Plan") with Tecon, Inc. ("Tecon"), a Utah Corporation, wherein all of the outstanding shares and subscriptions of CraftClick were exchanged for 8,500,000 shares (for the outstanding shares) of common stock of Tecon, and 245,997 shares (for the outstanding subscriptions)(reduced from the original amount of 257,666 shares as stated in the Plan) of common stock of Tecon. At the conclusion of all the transactions contemplated in the Plan, CraftClick shareholders and subscribers owned 8,745,997 shares of total outstanding shares of 12,167,580, or 71.8 %. The survivor in the aforementioned combination is Tecon although the accounting acquiror is CraftClick.com. The combination of these two entities has been accounted for as a reverse purchase.

     PRESENTATION OF INTERIM FINANCIAL STATEMENTS

     Inasmuch as the accounting acquiror, CraftClick was not organized until 1999, there is no interim accounting to compare with from the prior year.

     REORGANIZATION AGREEMENT/ASSET PURCHASE AGREEMENT

     On January 26, 2000, CraftClick.com, Inc. entered into a Reorganization Agreement with Craftnetvillage.com, Inc., a Wisconsin corporation ("Craftnet"), and all of the stockholders of Craftnet (the "Craftnet Stockholders") whereby CraftClick issued 750,000 shares of "restricted securities" (common stock) to the Craftnet Stockholders in consideration of the exchange of 100% of the outstanding voting securities of Craftnet. These shares amounted to approximately 5.3% of the post-Craftnet Agreement outstanding voting securities of CraftClick. Craftnet became a wholly-owned subsidiary of CraftClick on the closing of the Craftnet Agreement.

     On February 2, 2000, CraftClick completed an Asset Purchase Agreement with Kirk A. Hines, the sole owner of Bella-Decor.com, a sole-proprietorship ("Bella-Decor"). CraftClick issued 100,000 shares of "restricted securities" (common stock) to Mr. Hines in consideration of the exchange for 100% of the Bella-Decor assets.

     On February 4, 2000, CraftClick completed an Asset Purchase Agreement with Stitches To Go, a partnership. CraftClick issued 350,000 shares of "restricted securities" (common stock) in consideration for the exchange of 100% of the assets of Stitches To Go.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

          The Company's core product or service is the development and operation of the CraftClick website and the creation of the CraftClick network of arts and crafts community websites. The CraftClick website features a wealth of arts and crafts related content, as well as robust e-commerce capabilities, including free commerce-enabled Web pages, free web hosting and free email. The website also features an extensive project and information library, and a Superstore that offers convenient one-stop shopping for arts and crafts supplies.

        Through its acquisition strategy, the Company is expanding its presence within the arts and crafts community, and is looking to become the dominant force in this space by consolidating what has historically been a fragmented market.

         The Company also owns and operates the BuyIt website, which is an integrated online community offering, and includes the BuyIt Auction, the BuyItMall, and an extensive online product network.

         During the next quarter, the Company plans to expand its presence in the online arts and crafts space by offering enhanced services and content, through acquisitions and strategic alliances.

          Current cash resources are not sufficient for the Company's next 12 months of operations. The Company anticipates meeting these needs through a private placement equity financing.

Results of Operations.
----------------------

          At December 31, 1999, the Company had $403,913 in assets and $72,827 in liabilities. The Company had $10,000 in total revenues for the three months ended December 31, 1999 and the nine months ended December 31, 1999, with $3,464 in other income for the three months ended December 31, 1999, and with $11,028 in other income for the nine months ended December 31, 1999, with $459,715 and $1,198,072 in expenses, for net losses of ($456,251) and ($1,187,044), respectively.

         The major expense items in the current quarter, were as follows:

                         This quarter        6 months ended
                                           December 31, 1999
     Marketing            $ 50,020            $180,725
     Payroll              $225,583            $377,465

Liquidity
---------

          At December 31, 1999, the Company had $195,120 in current assets, with total current liabilities of $72,827. Total stockholder's equity was $331,086.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the third quarter of the calendar year covered by this Report or during the two previous calendar years.

Item 5.   Other Information.

          The Company commenced on November 1, 1999, a Private Placement to sell a minimum of 10,000 units to a maximum of 50,000 units, comprised of two shares of Series A Convertible Preferred Stock (each share being convertible into 10 shares of common stock) and 10 Common Stock Purchase Warrants, at a price of $20 per unit. The Company currently has sold 24,500 Units of this Private Placement as of February 15, 2000.

          Subsequent to this quarter the Company completed three transactions, an Asset Purchase Agreement with Kirk A. Hines and an Agreement and Plan of Reorganization with Craftnet.com, Inc., which are described in detail in the 8-K Current Report dated January 25, 1999; and an Asset Purchase Agreement with Stitches to go dated February 4, 2000, which will be filed on an 8-K Current Report by February 19, 2000.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               8-K Current Report dated January 25, 1999, regarding the Asset Purchase of Kirk A. Hines and the Agreement and Plan of Reorganization with Craftnet.
                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BUYIT.COM, INC.

Date: 2/15/2000                          By /s/ Sandip Seth, Director
                                            and President

Date: 2/15/2000                          By /s/ Peter A. Yollin, Director
                                            Secretary and Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                           BUYIT.COM, INC.

Date: 2/15/2000                          By /s/ Sandip Seth, Director
                                             and President

Date: 2/15/2000                          By /s/ Peter A. Yollin, Director
                                             Secretary and Chairman


Date: 2/15/2000                          By /s/ Edgar Cayce, Director
                                             and Vice President


Date: 2/15/2000                          By /s/Sanjay Sabnani
                                             Sanjay Sabnani, Director


Date: 2/15/2000                          By /s/Leslie Linsley
                                             Leslie Linsley, Director