Form 10KSB
period 2000-03-31
CRAFTCLICK COM INC
filed 2000-06-28
CIK 769592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-KSB

                           (MARK ONE)

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934.
             FOR THE FISCAL YEAR ENDED March 31, 2000

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934.
     FOR THE TRANSITION PERIOD FROM _________ TO ____________


               COMMISSION FILE NUMBER   2-97869-D

                      CraftClick.com, Inc.
          (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                Utah                                    95-4735712
     STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER I.D. No)
     INCORPORATION OR ORGANIZATION

            432 CULVER BLVD, PLAYA DEL REY, CA 90293
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                          (310) 827-3500
         (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT: NONE

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /x/ No /_/

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The Issuer's revenues for its most recent fiscal year ended March 31, 2000 were $154,986.

On March 31, 2000, the aggregate market value of the voting stock of the Registrant (consisting of common stock, $.001 par value (the "Common Stock")) held by non-affiliates of the Registrant was approximately $27,769,808 based on the closing price for such Common Stock on said date as reported by the NASD of $2.75.

On March 31, 2000, there were 16,931,444 shares of Common Stock, $.001 par value, issued and outstanding. On March 31, 2000, there were 101,000 shares of Series A Convertible Preferred Stock issued and outstanding.

        DOCUMENTS INCORPORATED BY REFERENCE:  SEE PART III, ITEM 13

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Our History

CraftClick.com Inc. ("CraftClick" or the "Company") was formed in January 2000, as a product of Buylt.com. BuyIt.com was formed in 1997 and spent two years in the development and testing of an e-commerce engine until its incorporation in January 1999. BuyIt.com completed a reorganization into a publicly-held developmental stage company (Tecon, Inc.) on April 16, 1999. The Board of Directors subsequently voted to change the name of the Company to "BuyIt.com, Inc." On September 21, 1999, the Company was approved for quotation on the NASD's OTC Bulletin Board ("OTC") under the symbol "BUYT". Subsequently, the Company refocused its strategy to be the premier destination for buyers and sellers of arts and crafts products and supplies. This was achieved by creating a new web site called CraftClick.com. On January 10, 2000, the Company's name was changed to "CraftClick.com, Inc." and we now trade on the OTC under the symbol "CTCK".

Our Business

CraftClick was formed to be the premier arts and crafts destination on the Internet. CraftClick has built the ultimate online arts and crafts community that offers amateur and professional craftspeople worldwide a wealth of arts and crafts related content. Through the strategic acquisition of 13 online arts and crafts related web sites, we control all the significant entry points for arts and crafts on the Internet. Being the first entrant to market in this space, we are the distinct leader in the arts and crafts vertical with over 500,000 members. The expanding scale and scope of the CraftClick network comprising 14 web sites has created a cost-based entry barrier to competitors. This vertical integration allows us to offer the broadest array of craft materials available, the most compelling prices for arts and crafts materials and the most comprehensive arts and crafts-based information point. Our network of sites provides crafters with over 15,000 free projects, and further fulfills the needs of this community by selling over 100,000 different arts and crafts supplies and kits online.

More than just a low-cost online seller of arts and crafts products, we maintain an entire virtual community of craftspeople, and provide a free integrated e-commerce solution to this community, including personal homepages and applications that enable e-commerce such as a virtual storefront with shopping carts, credit card processing, e-mail, auctions and bulletin board forums. We also have global search capabilities, allowing users to search the entire community of craftspeople and affiliated arts and crafts vendors for raw materials, finished products, "how to" content and craft-related course information offered by individual craftspeople and vendors alike.

We ship our products through a fulfillment center located in the Midwestern United States. Orders placed with us are transmitted electronically to our fulfillment center using EDI protocol. Our fulfillment center then ships the order directly to the end customer.

Our web site & Technology

Our production infrastructure incorporates proven technologies, and therefore,
is simple, robust and reliable.   A sufficient amount of concurrent users can
be managed efficiently and initial network traffic projections are within the
capabilities of our system.   As we experience rapid growth and success, the
production environment will scale easily to accommodate additional hardware and/or software. Load-balancing is in place to distribute traffic among multiple web servers, and the database and file servers are clustered

The initial design, construction, operation and maintenance of our web site, which was initially launched in December 1999, was developed in-house by our team of developers and programmers. Our goal in designing our web site was, and continues to be, to allow the consumer to easily navigate our web site and to be able to pay for everything ordered in one payment transaction without ever having to leave our web site. CraftClick.com is the ultimate arts and craft Superstore! The CraftClick site sells over 40,000 items from all major manufacturers at below retail prices.

We provide much more than supplies to the artist and crafter. We offer free projects, free ideas, a virtual community to share and explore favorite types of crafts with people all around the world, along with free bulletin boards and chats and celebrity interviews and ask an expert a question, 24 customer support, 800 phone sales and support, free email and free Web Hosting, plus much more.

In addition to the CraftClick web site, our network provides the best in class arts and craft sites on the Internet. We allow crafters to find all disciplines of arts and craft sites through our portal sites; submit and drive traffic to their individual sites by submitting to the Top Craft Sites network; learn and share specialty crafts at sites like Tolenet; or buy specialty items at specialty e-commerce stores through sites like Art2Art and CraftNetVillage.

For further information on our network web sites, see "Acquisitions" in Part II, Item 5.

Sales and Marketing

Our established membership base and high-customer retention rate, coupled with low customer acquisition costs, will allow a greater percentage of our resources to be allocated to marketing and branding efforts. This allows us to leverage our existing customer base and site traffic to launch promotional activities via many different channels: email, onsite, direct mail, run of site banners, affiliate programs, keyword banners and cross-promotion within our own network.

Our brand is built around our customers' perceived value of goods, services and community interaction on our network of web properties. The focus of our marketing strategy is to reinforce the brand and drive our message to market. We will use a combination of online, off-line and e-mail promotions to drive visitors and traffic to our sites. Our strategy consists of integrated campaigns, not independent programs, to ensure prospects see our brand messages in more than one place via more than one medium.

Marketing to the total market via the Internet and traditional media outlets will be limited due to the vertical nature of the audience. Instead, we will implement synchronized advertising strategies, using multiple niche media to drive customers through the buying cycle based on their personal traits.

Our online advertising strategy will be focused on web-based advertising (banners and buttons) in the above-related areas, as well as qualified local newspaper, regional and community publications, complementary vertical portals (e.g., home, gardening) and others.

Affiliate links to and from relevant sites give our visitors direct access to helpful resources and information while serving to pull traffic from related web destinations. Conventional marketing affiliates pair us with non-profit and special interest organizations in the local off-line clubs and communities.

Aggressive cross-promotional efforts will drive traffic between each of the fifteen company sites on our network.

We have made sales and marketing alliances with the following:

- Commission Junction, to handle our network affiliate program.
- Inktomi Corporation, to provide their shopping network with our complete inventory.
- Earthlink, for placement in the Earthlink Mall.
- Clarity Holding, to be the exclusive partner on the clarity shopping site in the arts and crafts category.
- FreeRide.com, to participate in their Shopping Points program.
- Affinia, Inc., to provide arts and crafts products and supplies to the Affinia network (with over 66,000 storefronts).

Competition

Our competitors fall into two main categories. Firstly, our online competition includes web sites such as Craftopia.com, IdeaForest.com and Craft.com. These sites provide arts and crafts content and sell related products online. The second category of our competition comprises "brick & mortar" businesses and includes Michaels Stores, JoAnn Stores and A.C. Moore. Given the nature of the products we sell, we expect to face competition from national retail chains like Walmart and others.

Although barriers to entry are minimal, as new competitors can launch new sites at a relatively low cost, we believe that the costs to remain competitive can be significant. These costs include the development of a robust site, the hiring of human resources with industry knowledge, customer acquisition costs and the marketing costs associated with the building of a widely recognized brand.

Employees

We have 32 full-time employees. None of our employees are represented by a labor union, and we consider our relationship with our employees to be good.

ITEM 2.  PROPERTIES

We currently operate offices in the States of Missouri, Wisconsin and California.

Our Corporate offices are located at 432 Culver Blvd, Playa Del Rey, California 90293. The total monthly rent is $3,700 on a lease that commenced June 16, 1999, and expires June 15, 2002. We have an option to extend the lease for one term of three year. We anticipate additional office space will be required in the future to accommodate new employees and expansion of the Company.

Our second office is located at 205 Park Central East, Suite 407, Springfield, Missouri 65806. The lease is on a month-to-month basis. The current rent for this space is $500 per month. This office handles our call center, all telephone orders and customer service support. We intend to expand these offices to accommodate additional customer service and support staff.

We also maintain an office at 219 N. Milwaukee Street, 6th Floor, Milwaukee, Wisconsin 53202. This office houses staff for customer service. This lease expires July 26, 2000, and we do not intend to renew the lease.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the stockholders during the past two years ended March 31, 1999 and 2000.

                             PART II

ITEM 5 MARKET FOR AND DIVIDENDS OF THE REGISTRANT'S COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS.

The OTC Electronic Bulletin Board is the principal market for our Common Stock, where our shares are traded under the symbol "CTCK".

Market Information

The following table sets forth the range of high and low bid quotations for our Common Stock for each of the quarters of the fiscal year ended March 31, 2000. Our Common Stock began trading on the OTC Electronic Bulletin Board on September 21, 1999, under the name BuyIt.com, symbol "BUYT". Following our name and symbol change on January 10, 2000 to CraftClick.com, our Common Stock has been trading on the OTC Electronic Bulletin Board since then under the symbol "CTCK". The quotations represent inter-dealer prices without retail markup, mark down or commission and may not necessarily represent actual transactions.

PERIOD                                       HIGH      LOW
-------------------------------------------------------------------------
Second Quarter   1999               .             $4.75          $1.00
Third Quarter   1999                              $3.75          $1.25
Fourth Quarter   1999               ..            $2.87          $1.50

Dividends

We have never paid a cash dividend on our shares of Common Stock, and we have no present expectation of doing so in the foreseeable future.

Approximated Number of Equity Security Holders

The approximate number of record holders of our Common Stock as of March 31, 2000, was 512. Such number of record owners was determined from our shareholder records, and does not include beneficial owners of our Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. We believe that the number of beneficial owners of our Common Stock held by others as or in nominee names exceeds 700 in number.

Recent Sales of Unregistered Securities

For the year ended March 31, 2000, we raised an aggregate of $2.3 million in equity financing. In April through August 1999, we sold an aggregate of $1.3 million of Common Stock in private offerings. In November 1999 through March 2000, we sold an aggregate of $1.0 million of Convertible Preferred Stock and Common Stock Purchase Warrants in private offerings. Net proceeds to us from the financings were approximately $ 2.2 million. We believe, based on currently proposed plans and assumptions relating to its operations, that the net proceeds from the financings and related interest income, together with anticipated revenues from operations, will not be sufficient to fund our operations and working capital requirements for at least twelve months. We anticipate meeting these needs through equity or debt financing. There can be no assurance that such additional funding will be available to us, or if available, that the terms of such additional financing will be acceptable to us.

Specific recent sales of unregistered securities are as follows:

Date           Consideration       No. of Shares       Type

January 1999        *              8,500,000           Common

April 1999     $600,000            1,621,621           Common

April 1999 to  $708,048            472,032             Common
 August 1999

February 2000       **             2,725,000           Common
 to March 2000

November 1999  $1,010,000          101,000             Preferred
 to March 2000

  * Issued in exchange for the technology of BuyIt.com Auction. For further information, see Part II, Item 7, "Financial Statements and Supplementary Data".

  ** Issued for acquisitions of web sites. For further information, see Part II, Item 7, "Financial Statements and Supplementary Data".

Acquisitions

We operate in a highly fragmented business arena that has many small players. As a result, we have decided to consolidate the space through strategic acquisitions of other entities. To date, we have made 13 strategic acquisitions, as follows:

  (1) On January 26, 2000, we entered into a Reorganization Agreement with Craftnetvillage.com, Inc., a Wisconsin corporation ("Craftnet"), and all of the stockholders of Craftnet (the "Craftnet Stockholders") whereby we issued 750,000 shares of "restricted securities" (common stock) to the Craftnet Stockholders in consideration of the exchange of 100% of the outstanding voting securities of Craftnet. These shares amounted to approximately 5.3% of the post-Craftnet Agreement outstanding voting securities of CraftClick. Craftnet became a wholly-owned subsidiary of CraftClick.

     Milwaukee-based CraftNetVillage.com is one of the first large-scale online Arts and Crafts destinations, and has served to bring craftspeople and craft merchants together on the Internet for almost five years. CraftNet has built a loyal following of craftspeople worldwide, and is located on the Internet at www.CraftNetVillage.com.

  (2) On February 2, 2000, we completed an Asset Purchase Agreement with Kirk
A. Hines, the sole proprietor of Bella-Decor.com. We issued 100,000 shares of "restricted securities" (common stock) to Mr. Hines in consideration of the exchange of the CraftsSearch.com web site and related assets.

     CraftsSearch.com is a far-reaching search engine that enables craftspeople to rapidly locate craft-related products, projects, and discussions on the Internet. In addition, CraftsSearch.com maintains links to thousands of craft-related web sites, all accessible from the CraftsSearch.com home page. CraftsSearch.com provides 18 major categories of listings and 112 sub-categories, covering every conceivable area of Arts and Crafts. CraftsSearch.com also has extensive links to craft-related newsgroups, and alliances with news providers to update its audience with the latest in craft industry news, and is located on the Internet at www.CraftsSearch.com.

  (3) On February 4, 2000, we entered into an Asset Purchase Agreement with Art 2 Art L.L.C., a Missouri corporation ("Art2Art"), and all of the stockholders of Art 2 Art (the "Art2Art Stockholders") whereby we issued 825,000 shares of "restricted securities" (common stock) to the Art2Art Stockholders in consideration of the exchange of 100% of the outstanding voting securities of Art2Art. The Agreement was completed on February 11, 2000. These shares amounted to approximately 7.5% of the post-Art2Art Agreement outstanding voting securities of CraftClick. Art2Art became a wholly-owned subsidiary of CraftClick.

     Art2art.com is an online full service provider of arts and crafts products and supplies. It sells direct to end consumers worldwide, and offers in excess of 30,000 products, and is located on the Internet at www.Art2Art.com.

  (4) On February 4, 2000, we completed an Asset Purchase Agreement with Stitches To Go, a partnership ("Stitches"). We issued 350,000 shares of "restricted securities" (common stock) to the partners of Stitches in consideration of the exchange of 100% of the assets and liabilities of the partnership.

     Stitches To Go is an online Needlework supply store, offering over 7,500 items specifically to cross stitching enthusiasts. The Company is a comprehensive source for all items related to Cross Stitching, where customers can find patterns, threads, needles, fabric, patterns, and kits, and is located on the Internet at www.gostitch.com.

  (5) On February 15, 2000, we entered into an Asset Purchase Agreement with Stamparoo.com, Inc., a Massachusetts corporation ("Stamparoo"), and Ruthann and Daniel Richards (the "Richards"), whereby we issued 100,000 shares of "restricted securities" (common stock) to the Richards in consideration of the exchange of 100% of the outstanding voting securities of Stamparoo. Stamparoo became a wholly-owned subsidiary of CraftClick.

     Based in Andover, Massachusetts, Stamparoo.com provides rubber stamp aficionados with an online source of stamps and supplies, including a category-specific catalog of rubber stamps that users can view online. Stamparoo is located on the Internet at www.stamparoo.com.

   (6) On February 17, 2000, we completed an Asset Purchase Agreement with
Gil Bresnick, a sole proprietor operating a web site under the name of TopCraftSites.com ("TopCraftSites"). We issued 112,500 shares of "restricted securities" (common stock) to Gil Bresnick in consideration of the exchange of the TopCraftSites web site and related assets.

     TopCraftSites is a leading resource for locating Arts and crafts sites on the Internet. There are currently over 1,200 active crafts sites registered with TopCraftSites, vying for the top rankings. The site ranks craft sites based on user traffic, and is located on the Internet at www.TopCraftSites.com.

  (7) On February 17, 2000, we entered into an Asset Purchase Agreement with Digital Focus, Inc., a Florida corporation ("Digital"), whereby we issued 112,500 shares of "restricted securities" (common stock) to Digital in consideration of the exchange of the Crafters Network web site and related assets.

     The Crafters Network has over 15,000 members, and provides users with chat rooms, message boards, live chat and a free project database. The Crafters Network also hosts the International Craft Fair, which provides free "virtual booths" on the Internet, enabling craft business owners to advertise their products and services within an extensive, category-specific menu. The Crafters Network web site is located on the Internet at www.crafters.net.

  (8) On February 20, 2000, we entered into an Asset Purchase Agreement with Renee Chase ("Chase"), whereby we issued 25,000 shares of "restricted securities" (common stock) to Chase in consideration of the exchange of the Crafter.com web site and related assets.

     Crafter.com has been a favorite meeting place for online crafters since 1995. It has a very diverse membership base, that ranges from beginners to craft veterans, and from amateurs to the professional crafter. The site also offers chat rooms and bulletin boards that allow crafters to interact with each other and other ideas, and is located on the Internet at www.crafter.com.

  (9) On February 29, 2000, we entered into an Asset Purchase Agreement with Christine Torres ("Torres"), whereby we issued 25,000 shares of "restricted securities" (common stock) to Torres in consideration of the exchange of the MakeStuff.com web site and related assets.

     MakeStuff.com, founded in 1998, is an extensive online resource for free instruction on making Arts and crafts projects, recipes, and other products such as soap, body lotions, and shampoo, and is located on the Internet at www.MakeStuff.com.

   (10) On March 6, 2000, we entered into an Asset Purchase Agreement with Marie Young and Niccole Young ("Youngs"), whereby we issued 25,000 shares of "restricted securities" (common stock) to the Youngs in consideration of the exchange of the CraftCoupons.com web site and related assets.

     CraftCoupons.com provides craftspeople with an online source of Arts and crafts coupons, bargains, and resources, and is located on the Internet at www.CraftCoupons.com.

  (11) On March 20, 2000, we entered into an Asset Purchase Agreement with Tera Leigh and Ken Mugrage ("Leigh & Mugrage"), whereby we issued 300,000 shares of "restricted securities" (common stock) to Leigh & Mugrage in consideration of the exchange of the Tolenet.com web site and related assets.

     ToleNet.com is the definitive destination for Tole and decorative painters on the Internet. ToleNet.com is devoted to bringing resources, information, and a sense of community online for the worldwide denizens of tole and decorative painting. Tole painting is a form of folk art painting, originally referring to decorative painting on metal. The term "tole" is currently often used also to describe decorative painting on walls, furniture or useful objects. The web site is located on the Internet at www.tolenet.com.

  (12) On May 10, 2000, we entered into an Asset Purchase Agreement with
Julie Jane Denning ("Denning"), whereby we issued 15,000 shares of "restricted securities" (common stock) to Denning in consideration of the exchange of the Stenciling.com web site and related assets.

     Stenciling.com is one of the oldest and most popular online destinations devoted to the world of stenciling. Founded in 1997, Stenciling.com, located on the Internet at www.stenciling.com is an extensive online resource that offers free advice, education and resources, bringing together stencil artists worldwide.

  (13) On May 16, 2000, we entered into an Asset Purchase Agreement with Command Line Computer Services, Inc., ("Command"), whereby we issued 240,000 shares of "restricted securities" (common stock) to Command in consideration of the exchange of the CraftCentralStation.com web site and related assets.

     CraftCentralStation.com is a popular and high-traffic Arts and crafts portal based in Alberta, Canada. CraftClick.com's first acquisition outside of the United States, CraftCentralStation.com (http://craftcentralstation.com) has been in existence since 1996 to bring the crafting community information, advice and Arts and Crafts resources.

Effects of Inflation

We do not view the effects of inflation to have material effect upon our business.

Committees of The Board of Directors

We have an audit committee consisting of Messrs. Yollin, Seth and Singh, and a compensation committee consisting of Messrs. Yollin, Seth and Sabnani.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Certain statements in this Form 10-KSB, including information set forth under
Item 6 "Plan of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "anticipates," "believes," "estimates," "expects," "plans," "intends" and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. We desire to avail ourselves of certain "safe harbor" provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements included in this Form 10-KSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations. Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including, but not limited to, the following: the success or failure of our efforts to implement our business strategy; our inability to obtain additional financing if required; third-party suppliers failure to fulfill their obligations to us; intense competition; the failure of our systems or those of our third-party suppliers; and government regulation of the Internet.

Overview

We intend to become the premier brand in the online arts and crafts industry and the leading resource on the Internet for consumers seeking arts and crafts supplies, projects and information. Our web site was launched in December 1999. Since our launch we made over 13 strategic acquisitions of diverse arts and crafts sites focusing on covering all segments of the arts and crafts industry. Through these acquisitions we have provided a comprehensive base for users to access craft specific sites. Our acquisitions have focused on acquiring sites that are either e-commerce sites or high-traffic portal sites. The technologies of these sites have been centrally integrated to reduce development and maintenance costs. We have also added e-commerce capabilities to our content and portal sites, thus helping generate more traffic and revenues.

Results of Operations

The year ended March 31, 2000 was the first year of operations of the Company with activity since Tecon. Tecon was dormant and accordingly had no activity for the year ended March 31, 1999.

Revenue for the year ended March 31, 2000, which includes product and advertising sales net of returns, was $154,986. There were no revenues in 1999. Product sales are recognized at the time products are shipped to customers, and advertising sales are amortized over the period of delivery.

Cost of goods sold consists of the cost of merchandise sold to customers. For the year ended March 31, 2000, the cost of goods sold was $103,216. Our fulfillment partner began fulfilling orders placed on our web site in February 2000.

General and administrative expenses ("G&A ") for the year ended March 31, 2000, were $3,263,422. The largest components of G&A expenses are payroll expenses and sales and marketing expenses. Total payroll expenses for the year ended were approximately $814,000. Payroll expense consists of salaries for all departments and includes technology development, marketing and general administration. Total sales and marketing expenses, including advertising and promotions, were approximately $377,000. The other key components of G&A expenses were consulting fees paid for outsourced services for technology development, which were approximately $229,000 for the year. We intend to pursue an extensive marketing campaign and will therefore incur significant incremental costs in the future. We expect G&A expenses to continue to increase commensurate with our growth and expansion plans. In addition to ongoing investments in our web site and infrastructure, we intend to increase investments in products and services.

We incurred losses of $(3,199,285) for the year ended March 31, 2000. The losses incurred were in line with our expectations. We are in a development stage and costs were incurred as a result of product development, marketing and promotion and in building the business. As a start-up, there were no unusual events that caused the loss.

We incurred approximately $1,358,000 in non-cash compensation expenses for the year ended March 31, 2000. The non-cash compensation expenses resulted from the issuance of "restricted stock" as compensation paid issued to consultants. This amount is included under G&A expenses.

Interest income on cash and cash equivalents for the year ended March 31, 2000 was $13,789.

We expect to hire between 35 and 45 employees in the next twelve months as our needs may require to sustain our growth and expansion, and to remain competitive and creative.

Liquidity and Capital Resources

We used cash in operating activities for the year ended March 31, 2000, totaling $1,557,327. Additionally, we invested $281,264 in property and
equipment.   For the year ended March 31, 2000, we raised an aggregate of $2.3 million in equity financing.

We believe, based on currently proposed plans and assumptions relating to its operations, that the net proceeds from the financings and related interest income, together with anticipated revenues from operations, we will need to raise additional funds in the amount of $10 million to fund our operations and working capital requirements for the next twelve months. In the event that our plans or assumptions change or prove inaccurate (due to unanticipated expenses, increased competition, unfavorable economic conditions, or other unforeseen circumstances), we could be required to raise our estimates of financing sooner than currently expected. There can be no assurance that such additional funding will be available to us, or if available, that the terms of such additional financing will be acceptable to us.

ITEM 7    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     CraftClick.com, Inc.
                 Formerly known as Tecon, Inc.
                 [A Development Stage Company]
                       TABLE OF CONTENTS


Independent Auditors' Report

Balance Sheet -- March 31, 2000

Statements of Operations for the periods ended March 31, 2000 and 1999, and for the period from inception [January 20, 1999] through March 31, 2000

Statement of Stockholders' Equity for the periods ended March 31, 2000 and 1999, and for the period from inception [January 20, 1999] through March 31, 2000

Statements of Cash Flows for the periods ended March 31, 2000 and 1999, and for the period from inception [January 20, 1999] through March 31, 2000

Notes to Financial Statements

                  INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
CraftClick.com, Inc. [a development stage company]


We have audited the accompanying balance sheet of CraftClick.com, Inc., formerly known as Tecon, Inc., [a development stage company] as of March 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the periods ended March 31, 2000 and 1999, and for the period from inception [January 20, 1999] through March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CraftClick.com, Inc. [a development stage company] as of March 31, 2000, and the results of operations and cash flows for the periods ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has minimal current revenue generating activities which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              Mantyla McReynolds

Salt Lake City, Utah
April 14, 2000

                      CraftClick.com, Inc.
                  Formerly known as Tecon, Inc
                 [A Development Stage Company]
                         Balance Sheet
                         March 31, 2000
                             ASSETS
Assets:
    Current Assets:
    Cash                                                     435,056
    Accounts Receivable - Note 1                              35,280
    Shareholder Loan - Note 4                                 13,000
    Note receivable                                            4,167
    Prepaid Expenses                                           4,152
       Total Current Assets                                  491,655

    Property and equipment (net of depreciation,
    $66,839) - Notes 1 & 6                                   289,788
    Goodwill - Note 12                                     1,969,729
    Deposits                                                  32,781
                  Total Assets                         $   2,783,953

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Current Liabilities:
    Accounts Payable                                   $     122,902
    Accrued Liabilities                                      123,067
    Current Portion Contract Payable                          13,100
       Total Current Liabilities                             259,069

    Contract Payable - Note 8                                  3,200
                 Total Liabilities                           262,269

Stockholders' Equity:
Preferred Stock -- 5,000,000 shares authorized, $.001 par
value; 101,000 shares issued and outstanding - Note 10           101
Capital Stock -- 300,000,000 shares authorized having
$.001 par value; 16,931,444 shares issued and
outstanding - Note 5                                          16,931
Additional Paid-in Capital                                 5,713,854
Deficit accumulated during the development stage          (3,209,202)
       Total Stockholders' Equity                          2,521,684
    Total Liabilities and Stockholders' Equity        $    2,783,953

                      CraftClick.com, Inc.
                 [A Development Stage Company]
                    Statements of Operations
For the Periods Ended March 31, 2000 and 1999 and for the Period from
                           Inception
            [January 20, 1999] through March 31, 2000
                                                                  Inception
                                      March 31,     March 31,   through March
                                        2000         1999          31,2000
Revenues                      $      154,986     $     -0-    $     154,986
Cost of Sales                       (103,216)          -0-         (103,216)
    Gross Profit                      51,770           -0-           51,770
    General & Administrative
    Expenses                       3,263,422         9,917        3,273,339
      Operating Loss              (3,211,652)       (9,917)      (3,221,569)

Other Income/Expenses:

    Interest Income                   13,789           -0-           13,789
    Interest expense                    (622)          -0-             (622)
    Total Other Income/Expense        13,167           -0-           13,167
Net Loss Before Taxes             (3,198,485)     $ (9,917)   $  (3,208,402)
Current Period Provision for
 Income Taxes                            800           -0-              800

Net Loss                      $   (3,199,285)     $ (9,917)   $  (3,209,202)

Loss Per Share                $         (.24)     $   (.01)   $        (.26)

Weighted Average Shares
Outstanding                       13,163,454     8,500,000       12,243,599

                      CraftClick.com, Inc.
                 [A Development Stage Company]
               Statement of Stockholders' Equity
For the Periods Ended March 31, 2000 and 1999, and for the Period from
                           Inception
            [January 20, 1999] through March 31, 2000

                              Preferred   Preferred   Common   Common
                                Shares      Stock     Shares   Stock
Balance, January 20,
1999, date of Inception          -0-          -0-       -0-        -0-

Issued stock to funding
Shareholders January 20,
1999                             -0-          -0-    8,500,000     -0-

Net loss for the period
ended March 31, 1999             -0-          -0-       -0-        -0-

Balance, March 31, 1999          -0-          -0-    8,500,000     -0-

Tecon, Inc. outstanding,
shares, March 31, 1999           -0-          -0-    1,199,962    1,200

Issued common shares to
consultants as part of pre
combination agreement            -0-          -0-      600,000      600

Shares converted in
reverse acquisition, April
16,1999                                                           8,500

Issued common shares for
cash through subscriptions                           2,083,320    2,083

Issued common shares for
equipment,                                              10,333       10

Issued preferred shares
under PPM November 1,
1999                          101,000         101

Issued common shares for
services                                             1,812,829    1,813

Issued common shares for
assets/acquired companies                            2,725,000    2,725

Net loss for the period
ended March 31, 2000              -0-         -0-          -0-      -0-

Balance, March 31, 2000       101,000         101   16,931,444 $ 16,931

                           CraftClickCom, Inc.
                      [A Development Stage Company]
                   Statement of Stockholders' Equity
For the Periods Ended March 31, 2000 and 1999, and for the Period from
       Inception [January 20, 1999] through March 31, 2000
                                        Addit'l                     Net
                                        Paid-in   Accumulated  Stockholders'
                                        Capital     Deficit       Equity
Balance, January 20,
1999, date of Inception             $      -0-    $       -0-   $      -0-

Issued stock to funding
Shareholders January 20,
1999                                       -0-            -0-          -0-

Net loss for the period
ended March 31, 1999                                   (9,917)      (9,917)

Balance, March 31, 1999                    -0-         (9,917)      (9,917)

Tecon, Inc. outstanding,
shares, March 31, 1999               2,114,138     (2,120,906)      (5,568)

Issued common shares to
consultants as part of pre
combination agreement                   19,200        (19,800)         -0-

Shares converted in
reverse acquisition, April
16,1999                             (2,143,638)     2,140,706        5,568

Issued common shares for
cash through subscriptions           1,299,931            -0-    1,302,014

Issued common shares for
equipment,                              15,490            -0-       15,500

Issued preferred shares
under PPM November 1,
1999                                 1,009,899            -0-    1,010,000

Issued common shares for
services                             1,357,809            -0-    1,359,622

Issued common shares for
assets/acquired companies            2,041,025            -0-    2,043,750

Net loss for the period
ended March 31, 2000                       -0-     (3,199,285)  (3,199,285)

Balance, March 31, 2000            $ 5,354,232   $ (3,209,202) $ 2,521,684

                      CraftClick.com, Inc.
                 [A Development Stage Company]
                    Statements of Cash Flows
For the Periods Ended March 31, 2000 and 1999, and for the Period from
                           Inception
           [January 20, 1999] through March 31, 2000
                                                                  Inception
                                      March 31,     March 31,   through March
                                        2000         1999          31,2000
Cash Flows Provided From Qperating
Activities
Net Loss                           $   (3,199,285) $  (9,917) $  (3,209,202)
Adjustments to reconcile net income
to net cash provided by
operating activities:
    Depreciation and amortization          74,849        113         74,962
    Organization costs                        950     (1,000)           (50)
    Increase in accounts receivable       (35,280)                  (35,280)
    Increase in prepaid expenses           (4,152)                   (4,152)
    Increase in accounts payable and
    current liabilities                   245,969                   245,969
    Issued common stock for services    1,359,622                 1,359,622

Net Cash Used for Operating Activities (1,557,327)   (10,804)    (1,568,131)

Cash Flows From Investing Activities
    Purchase of equipment                (281,264)    (1,263)      (282,527)
Net Cash Used for Investing Activities   (281,264)    (1,263)      (282,527)

Cash Flows From Financing Activities
    Issued stock for cash               2,312,014                 2,312,014
    Increase in security deposits         (29,600)                  (29,600)
    Change in shareholder loan            (25,067)    12,067        (13,000)
    Contract payable                       16,300        -0-         16,300
Net Cash Provided by Financing
Activities                             2, 273,647     12,067      2,285,714
Net Increase in Cash                      435,056        -0-        435,056
Beginning Cash Balance                        -0-        -0-            -0-
Ending Cash Balance                       435,056   $    -0-      $ 435,056

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for
    interest                              $   622   $    -0-      $     622
    Cash paid during the year for
    income taxes                              -0-        -0-            -0-
    Purchased property for common shares   15,500        -0-         15,500
    Issued common shares for assets     2,043,750        -0-      2,043,750

                      CraftClick.com, Inc.
                 [A Development Stage Company]
                 Notes to Financial Statements
                         March 31, 2000

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)  Organization

       CraftClick.com, Inc. ("CraftClick" or "Company") incorporated under the laws of the State of California in January, 1999, as BuyIt.com, Inc. ("BuyIt"). From inception through March 31, 1999, the Company engaged in preliminary activities related to the set up of an Internet auction business. On April 16, 1999, the Company entered into an Agreement and Plan of Reorganization ("Plan") with Tecon, Inc. ("Tecon"), a Utah Corporation, wherein all of the outstanding shares and subscriptions (Note 5) of BuyIt were exchanged for 8,500,000 shares (for the outstanding shares) of common stock of Tecon, and 245,997 shares (for the outstanding subscriptions) of common stock of Tecon. At the conclusion of all the transactions contemplated in the Plan, BuyIt shareholders and subscribers owned 8,745,997 shares of total outstanding shares of 12,179,249, or 71.9
       %.   The survivor in the aforementioned combination is Tecon.
       However, the name of the surviving company was changed to BuyIt.com, Inc, simultaneously with the Plan. The combination of these two entities has been accounted for as a purchase. The Company changed its name to CraftClick.com, Inc. on January 4, 2000, as a result of changing its business strategy and focus - which is to become the premier destination for buyers and sellers of arts & crafts products and supplies through the use of Internet web sites. The Company is in the process of commencing its planned principal operations and is still in the development stage.

       The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The following summarizes the more significant of such policies:

       (b)  Income Taxes

       Effective January 20, 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Companys assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of March 31, 2000 is $0 due to the valuation allowance established as described below.

       (c)  Statement of Cash Flows

       For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $435,056 cash at March 31, 2000.

       (d)  Use of Estimates in Preparation of Financial Statements

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

       (e)  Property and Equipment/Amortization of Intangibles

       The Company records property and equipment at cost. Depreciation was computed principally by use of the straight line method.
       Expenditures for maintenance and repairs are charged to expense as incurred. Goodwill is being amortized over 20 years.

       (f)  Organization Costs

       The Company incurred organizational costs at its inception, which have been recorded in accordance with Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, which requires start-up costs to be expensed as incurred. As of April 1, 1999, the Company had a balance of $950 unamortized which has been charged to expense in the current year.

                      CraftClick.com, Inc.
                 [A Development Stage Company]
                 Notes to Financial Statements
                         March 31, 2000

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[continued]

       (g)  Revenue Recognition/Accounts Receivable

       Revenue is recognized when earned. For products which the Company sells, revenue is recognized when products are shipped. Customer payments for sales are charged to pre-approved/authorized credit cards. Thus, the sale is not recorded and product not shipped unless collection is determined to be certain. The Company records accounts receivable for the sale proceeds during the period of time between shipping and when cash is posted in the bank. No allowance for doubtful accounts has been recorded as March 31, 2000.

NOTE 2  LIQUIDITY/GOING CONCERN

       The Company has had minimal revenue generating activities to this point in time, which raises substantial doubt about the Company's ability to continue as a going concern. Management plans include a continued effort to develop its arts & crafts business as mentioned in Note 1. With continued funding, the Company believes that it will be enabled to develop and refine its Internet business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3  INCOME TAXES

       The Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes, as of January 20, 1999. The provision for income taxes in the financial statements of $800, is for state minimum franchise tax. The Company has accumulated losses since inception.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at March 31, 2000 have no impact on the financial position of the Company.




        Deferred tax assets                Balance      Tax        Rate

      Depreciation                         ($3,876)   ($1,589)      41%
      Loss carryforward(expires 2015)    3,205,326  1,314,184       41%
      Valuation allowance                          (1,312,595)
      Deferred tax asset                           $      -0-

       A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences. The allowance is up $1,310,413 from $2,182 in the prior year.

NOTE 4  RELATED-PARTY TRANSACTIONS

       During the period ended March 31, 2000, a shareholder and officer
       received advances of  $13,000.   These unsecured advances bear no
       interest and are due on demand.

NOTE 5  SUBSCRIPTIONS/STOCK ISSUANCE

       The Company had subscriptions to issue 257,666 shares of its common stock for consideration of $386,499 at the time of the Plan with Tecon. These subscriptions were reduced to 245,997 and were exercised upon the consummation of the Plan with Tecon. Tecon also issued 1,621,621 shares of common stock for additional subscriptions in consideration of $600,000, cash. Additional subscriptions were received and 215,702 common shares were issued for $315,515. Simultaneously, the Company issued 10,333 common shares for business equipment.

       CraftClick has issued 1,812,829 shares of common stock to various consultants and professionals for services. The total value of the shares has been recorded at $1,359,622.

                      CraftClick.com, Inc.
                 [A Development Stage Company]
                 Notes to Financial Statements
                         March 31, 2000

NOTE 6  PROPERTY AND EQUIPMENT

       The Company has acquired computer equipment and other property, which it is depreciating over three to five year periods utilizing the straight line method, as follows:
                                       Accumulated
     Asset Class               Cost    Depreciation        Method/Life
Office Equipment          $   46,701   $  (6,126)          SL/5 years
Fixtures & Furnishings        33,112      (6,898)          SL/5 years
Computer Hardware            230,269     (44,267)          SL/3 years
Computer Software              6,879        (379)          SL/3 years
Other Equipment                7,564        (700)          SL/3 years
Leasehold Improvements        32,101      (8,468)          SL/3 years

Total                       $356,626    ($66,838)

       Depreciation expense for the periods ended March 31, 2000 and 1999 were $64,191 and $63, respectively.

NOTE 7  COLOCATION AGREEMENT

       The Company entered into an agreement for Internet web-site hosting with an unrelated third party in February, 1999. The terms of the agreement require that the Company pay fees of $3,000 per month for a period of two years.

NOTE 8  CONTRACT PAYABLE

       In July, 1999, the Company purchased a telephone system with a contract which requires monthly payments of $1,100. The imputed interest on the contract is 1% and minimum payments including interest of approximately $200 are $13,200 and $3,300 for the years ended March 31, 2001 and 2002.

NOTE 9  EMPLOYMENT AGREEMENTS

       The Company has entered into four executive employment agreements with officers and employees of the Company, which were effective April 1, 1999. The primary terms of such agreements follow:

#    Initial Annual Base   Expiration Date   Initial Term   Post-Initial Term

1          $ 120,000        March 8, 2004   Base times 150%   Base times 200%
2             75,000        March 8, 2004   Base times 150%   Base times 200%
3             70,000        March 8, 2002   Base times 150%   Base times 200%
4             70,000        March 8, 2002   Base time 150%    Base times 200%

       * The Company may terminate these employees at its discretion during the initial term of the agreement, but must pay to the terminated employee the amount in this column upon termination.

       ** After the initial term of the employment agreement, the company may terminate these employees at its discretion, but must pay the terminated employee the amount in this column upon termination.

                      CraftClick.com, Inc.
                 [A Development Stage Company]
                 Notes to Financial Statements
                         March 31, 2000

NOTE 10  PREFERRED STOCK

       On November 1, 1999, the Company offered securities through a Confidential Private Placement Memorandum (PPM). This PPM offered accredited investors the opportunity to purchase units of two (2) shares of Series A Convertible Preferred Stock, each share convertible any time to 10 shares of common stock, and warrants exercisable for three years to purchase ten (10) shares of common stock at $1. The warrants may be redeemed at the option of the Company on 30 days notice to holders of the warrants at a redemption price of $.05 per warrant, if the average closing price of the Company's common stock equals or exceeds $5 per share for 20 consecutive days within a period of 30 consecutive trading days. An investor must purchase a minimum of 1,000 units at $20 per unit, or a minimum investment of $20,000. Through March 31, 2000, the Company has issued 101,000 shares, or 50,500 units for cash of $1,010,000.
       No warrants had been exercised to purchase common shares, and not preferred shares were converted to common.

NOTE 11  SUBSEQUENT EVENTS

       In April, 2000, the Company received $260,000 for 26,000 shares of preferred stock, or 13,000 units under the PPM described in Note 10.

       The Company has acquired two entities for shares of common stock since March 31, 2000 as follows:
                                                          Number of shares
       Date            Description of entity acquired         Issued

    May 10, 2000    Stenciling.com Asset Purchase Agreement     15,000
    May 16, 2000    CraftCentralStation.com Asset
                    Purchase Agreement                         240,000

NOTE 12  ACQUISITIONS

       In January, 2000, the Company began development and operation of the CraftClick web site and the creation of the CraftClick network of arts and crafts community web sites. The Company began to enter various asset purchase agreements or other contracts which included the issuance of common stock for assets or intellectual rights:
       These entities are accounted for as purchases. Operations since acquisition are included in these financial statements and all significant intercompany transactions are eliminated .

Date      Description of entity  Number of shares  $/   Total Assets  Goodwill
              acquired               Issued       share   Recorded    Recorded
1/26/2000  Craftnetvillage          750,000        0.75   562,500     560,059
 2/2/2000  Craftsearch.             100,000        0.75    75,000      75,000
 2/4/2000  Art2Art                  825,000        0.75   618,750     565,469
 2/4/2000  Stitches to Go           350,000        0.75   262,500     252,274
2/15/2000  Stamparoo                100,000        0.75    75,000      75,000
2/17/2000  TopCraftsites            112,500        0.75    84,375      84,375
2/17/2000  Crafters Network         112,500        0.75    84,375      84,375
2/20/2000  Crafter.com               25,000        0.75    18,750      18,750
2/29/2000  MakeStuff                 25,000        0.75    18,750      18,750
 3/6/2000  Craftcoupons.com          25,000        0.75    18,750      18,750
3/20/2000  ToleNet.com              300,000        0.75   225,000     225,000
              Total               2,725,000             2,043,750   1,977,802
                                                     Amortization       8,073
                                                     Book Value     1,969,729

NOTE 13  SIGNIFICANT CONCENTRATION OF CREDIT RISK

       Currently, the Companys craft supplies, which it sells/ships to customers, come primarily from one vendor. In the event this vendor became unavailable to the Company, they would have to seek new suppliers to meet customer orders.

       The Company maintains cash balances in a financial institution located in the California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company had cash of $286,061 in excess of the FDIC insured limit at March 31, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information regarding our executive officers and directors:

Name               Age  Position
Peter A.Yollin     47   Director, Chairman and Chief Executive Officer
Sandip Seth        36   Director, President and Chief Operating Officer
Maninder Singh     43   Executive Vice President and Chief Financial Officer
Edgar Cayce III    29   Director, Vice President and Chief Technology Officer
Adriana M. Vidal   38   First Vice President Operations
Russell T. Murray  31   Vice President Internet Operations
Sanjay Sabnani     30   Director
Leslie Linsley     53   Director

Peter A. Yollin, Chairman and CEO
Mr. Yollin is responsible for the overall business, vision, strategy, direction and management of CraftClick. He also spearheads all merger and acquisition activities for the Company. Mr. Yollin has extensive executive-level marketing and business development experience in fields related to advertising, entertainment and marketing. From 1990-1996, he served as CEO and President of Mondragon-Yollin Creative, an advertising agency serving the motion picture and entertainment industry, and Fortune 1000 clients. At Mondragon-Yollin Creative, Mr. Yollin managed acquisitions, marketing and business development. Prior to 1990, Mr. Yollin held senior-level management positions at Jon Douglas Real Estate and Avis Car Rental, where he was responsible for marketing and new business development.

Sandip Seth, President and COO
Mr. Seth is responsible for the day-to-day operations of the Company. Prior to joing the CraftClick team in March 1999, Mr. Seth was CEO and President of GemNet, Inc. (1995-1999), an exporter of all major brands of technology and office products to markets in South Asia, Africa and the Middle East. From October 1994 to November 1995, Mr. Seth was Chairman and CEO of Independence Technologies, Inc., a technology company based in the Silicon Valley, specializing in on-line transaction processing for high-end client/server systems.

Maninder Singh, Executive Vice President and CFO
Mr. Singh brings over 18 years of diversified international experience to CraftClick. A Certified Public Accountant with experience in accounting, finance and operations, Mr. Singh is responsible for all financial matters and the financial management of the Company. Mr. Singh began his career in public accounting at Ernst & Young, where he served for five years. He has also been CFO at various companies in both the on-line and off-line worlds. Most recently, Mr. Singh was the CFO of SuperDrugStore.com, an Internet start-up in the healthcare and on-line pharmacy areas. Prior to SuperDrugStore.com, Mr. Singh served as the CFO of Fortune Casuals, LLC. The Fortune Group of companies had combined annual revenues of approximately $300 million.

Edgar Cayce, Chief Technology Officer
Mr. Cayce has been involved with CraftClick since its inception as BuyIt in 1997. Prior to joining BuyIt, Mr. Cayce was employed by Network Solutions International as a network engineer and programmer; by Network Magic Unlimited as a network engineer and programmer; by Rival Internet Services, Inc. as the Chief Information Officer and senior designer, and by VGS NetMedia Corp., of which he was the founder and chairman. Mr. Cayce has been involved in various on-line businesses for the past seven years.

Adriana M. Vidal, First Vice President Technology and Operations
Ms. Vidal is responsible for the on-going organization and coordination of information within CraftClick with an emphasis on integrating all new facilities into the network. Ms. Vidal brings over 17 years experience in business operations to CraftClick. She has worked at numerous start-up ventures, assisting in all aspects of business and project operations management. Prior to joining CraftClick, Ms. Vidal was an independent consultant assisting many corporations in project management, web development and systems integration. Previously, Ms. Vidal served for four years as Vice President of Project Operations for Automated Data Sciences/CADscan, a Santa Monica-based systems integration company.

Russell Murray, Vice President Internet Operations
Mr. Murray is responsible for coordinating the Internet operations of the CraftClick network. Prior to joining CraftClick, he co-founded Art2Art.com, an on-line arts and crafts store that sells over 35,000 items and boasts a vast and loyal user base. Mr. Murray brings with him 10 years of experience specific to the arts and crafts industry, covering product logistics and distribution, sales and marketing, and setting up key manufacturer and vendor relationships.

Sanjay Sabnani, Director
Sabnani served as the principal of a Nasdaq securities firm for several years before leaving to start his own start-up consulting practice, Typhoon Capital Consultants. Typhoon's principal activities included venture capital analysis, business plan development and strategic consulting. Just prior to joining Venture Catalyst, Sabnani served as president of Coffin Communications Group, a Los Angeles-based investor relations firm, and created the agency's successful Internet Consulting Unit. He left Coffin when Compaq Computers' AltaVista.com division acquired one of his early consulting clients, Shopping.com, for $250 million. Taking his equity stake, Sabnani elected to return to helping entrepreneurial start-up companies, which led to the formation of Venture Catalyst's investor relations and venture capital division. Sabnani has developed and managed investor relations programs and online strategy and corporate finance activities for over 20 publicly traded companies. He is currently a board member of CraftClick.com, as well as several private technology start-ups, and is a member of The Indus Entrepreneurs and the National Business Incubator Association

Leslie Linsley, Director , renowned TV arts and crafts personality, has been hired as spokesperson and editorial director. Ms. Linsley has appeared on many national television and radio shows, including guest appearances on the Oprah Winfrey Show, Today Show, Good Morning America and Live with Regis and Kathy Lee. She is the author of over 60 books on crafts, home style decorating and related subjects. In addition to writing a regular column for CraftClick, she also hosts an on-line forum where members ask questions and share ideas.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY EXECUTIVE OFFICER COMPENSATION TABLE

The following table summarizes the aggregate cash compensation paid during fiscal year ended March 31, 2000 (see footnotes below) to our Chief Executive Officer and other executive officers that received compensation during fiscal 1999 in excess of $100,000 in salary and bonus pursuant to their contracts. Currently, options have been granted to management as indicated below, and all these options have been granted during the last fiscal year.

NAME AND PRINCIPAL POSITION             SALARY    BONUS         STOCK OPTIONS

Peter A. Yollin, Chief Executive Officer
Year ended 3/31/2000                    $166,375  $13,750         0
Year ended 3/31/1999                    $0        $0              0

Sandip Seth, President and COO
Year ended 3/31/2000                    $146,208  $12,083         0
Year ended 3/31/1999                    $0        $0              0

Maninder Singh, Chief Financial Officer
Year ended 3/31/2000                    $13,214   $0              0
Year ended 3/31/1999                    $0        $0              0

Adriana M. Vidal
Year ended 3/31/2000                    $15,833   $0              0
Year ended 3/31/1999                    $0        $0              0

Russell T. Murray
Year ended 3/31/2000                    $9,167    $0              0
Year ended 3/31/1999                    $0        $0              0

Edgar E. Cayce, Chief Technology Officer
Year ended 3/31/2000                    $80,583   $8,333          0
Year ended 3/31/1999                    $ 0       $0              0

The Company had no activities for the year ended March 31, 1999, and no compensation was paid for the year then ended.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

Our certificate of incorporation and bylaws provide that we indemnify all of our directors and officers to the fullest extent permitted by the Utah Revised Business Corporation Act. Under our certificate of incorporation and bylaws, any director or officer, who in his capacity as such is made or threatened to be made, party to any suit or proceeding, will be indemnified. A director or officer will be indemnified if it is determined that the director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to our best interests. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and persons controlling our company pursuant to the foregoing provision, or otherwise, we have been advised that in the opinion of the Securities Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

We maintain a directors' and officers' liability insurance policy covering certain liabilities that may be incurred by directors and officer in connection with the performance of their duties. We pay the entire premium for the liability insurance.

Compensation of Directors.

There are no standard arrangements pursuant to which the Company's non-employee directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company files reports under Section 15D of the Securities Exchange Act of 1934; hence no such filings are required

EMPLOYMENT AND CONSULTING AGREEMENTS

We have entered into an Employment Agreement with Mr. Yollin, which provides for him to act as our Chief Executive Officer for a term expiring on March 8, 2004. The Employment Agreement provided for an initial annual salary of $120,000, which amount was increased to $165,000 beginning April 16, 1999.

We have entered into an Employment Agreement with Mr. Seth, which provides for him to act as our President and Chief Operating Officer for a term expiring on March 8, 2004. The Employment Agreement provided for an initial annual salary of $75,000, which amount was increased to $145,000 beginning April 16, 1999.

We have entered into an Employment Agreement with Mr. Cayce, which provides for him to act as our Chief Technology Officer for a term expiring on March 8, 2002. The Employment Agreement provided for an initial annual salary of $70,000, which amount was increased to $100,000 beginning January 1, 2000.

We have entered into an Employment Agreement with Mr. Reick, which provides for him to act as our Vice President Research and Development for a term expiring on March 8, 2002. The Employment Agreement provided for an initial annual salary of $70,000.

We have entered into an Employment Agreement with Mr. Singh, which provides for him to act as our Executive Vice President and Chief Financial Officer for a term expiring on February 21, 2002. The Employment Agreement provided for an initial annual salary of $120,000.

We have entered into a Consulting Agreement with Ms. Linsley, which provides for her to act as our Spokesperson for a term expiring on December 31, 2001. The Consulting Agreement provided for a monthly fee of $3,500, plus the grant of 500,000 "restricted" shares of our common stock to be issued over the first year of this agreement. Additionally, the Consulting Agreement provides for options to purchase 500,000 "restricted" shares of our common stock at a price of $5.00 per share in year two of the Consulting Agreement, and warrants to purchase 250,000 "restricted" shares of our common stock at a price of $20.00 per share in year three of the agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners.

The following table sets forth the shareholdings of those persons who beneficially own more than five percent of each class of our equity securities as of the date of this Report.


                         NUMBER OF COMMON
                         SHARES BENEFICIALLY           PERCENTAGE
NAME OF BENEFICIAL OWNER      OWNED                     OF CLASS


Peter A. Yollin               3,655,000                21.59%

Edgar E. Cayce                950,000                  5.61%

Michael Reick                 950,000                  5.61%

Communication Technology
 Investments Limited          1,000,000                5.90%


                         NUMBER OF PREFERRED*
                         SHARES BENEFICIALLY           PERCENTAGE
NAME OF BENEFICIAL OWNER      OWNED                     OF CLASS


Venture Catalyst, Inc.             32,000                   31.68%

David Lake                         10,000                   9.90%

William Long                       8,000                    7.92%

* Each Preferred Share is convertible into 10 (ten) shares of common stock and 5 (five) common stock purchase warrants at a price of $1.00 per share.

Security Ownership of Management.

The following table sets forth the share holdings of the Company's directors and executive officers as of the date of this Report:

                              NUMBER OF COMMON
                              SHARES BENEFICIALLY      PERCENTAGE
NAME OF BENEFICIAL OWNER           OWNED                OF CLASS

Peter A. Yollin                    3,655,000           21.59%

Sandip Seth                        500,000             2.95%

Maninder Singh                     50,000              0.3%

Edgar E. Cayce                     950,000             5.61%

Michael Reick                      950,000             5.61%

Leslie Linsley                     233,332             1.38%

All directors and executive officers
 as a group (6 persons)            6,338,332           37.44%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have entered into a Consulting Agreement with Venture Catalyst, Inc. for them to provide us with investor relations services for a term expiring November 30, 2000. The Consulting Agreement provided for the payment of a monthly retainer of $8,500, payable at our option in either cash or the equivalent in our restricted common stock at the closing price on the last day of each month. Additionally, the Consulting Agreement provides for options to purchase 150,000 "Restricted" shares of our common stock at a price of $7.00 per share.

During the year ended March 31, 2000, a shareholder and officer received
advances of  $13,000.   These unsecured advances bear no interest and are due
on demand.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     Reports on Form 8-K
     During the last quarter of the date covered by this Report, we filed the following Form 8-K's with respect to our acquisitions:

     Form 8-K/A dated January 25, 2000
     Form 8-K dated February 4, 2000
     Form 8-K/A dated February 4, 2000
     Form 8-K dated February 15, 2000
     Form 8-K/A dated February 15, 2000

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CRAFTCLICK.COM, INC.

     Date:  June 28, 2000          By/S/ Peter A. Yollin
                                   Peter A. Yollin
                                   Chief Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                   CRAFTCLICK.COM, INC.

     Date:  June 28, 2000          By/S/ Peter A. Yollin
                                   Peter A. Yollin
                                   Chief Executive Officer and
                                   Director

     Date:  June 28, 2000          By/S/ Sandip Seth
                                   Sandip Seth
                                   President and Director

     Date:  June 28, 2000          By/S/ Leslie Linsley
                                   Leslie Linsley
                                   Director