Form 10QSB
period 2000-06-30
CRAFTCLICK COM INC
filed 2000-08-14
CIK 769592

U. S. Securities and Exchange Commission
             Washington, D. C. 20549

                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2000

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the transition period from  to

                       Commission File No. 2-97869-D

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. Yes      No

       (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              August 7, 2000

                        Common - 17,906,110 shares
                        Preferred - 139,000 shares

               DOCUMENTS INCORPORATED BY REFERENCE

                                  NONE.

Transitional Small Business Issuer Format Yes X No

        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Consolidated Financial Statements of the Company required to be-filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.

                         CraftClick.com, Inc.
                           Balance Sheet
                             30-Jun-00
                            (Unaudited)
                                  ASSETS
Assets:
               Current Assets:
               Cash                                     $ 48,719
               Accounts Receivable                        45,660
               Investments - Note 1                      450,706
               Shareholder Loan                           13,000
               Note receivable                             2,083
               Prepaid Expenses and Other Current Assets  22,400
                    Total Current Assets                 582,568
               Property and equipment (net of
               depreciation, $29,580)                    266,698
               Goodwill                                2,264,647
               Deposits                                    5,041
                     Total Assets                    $ 3,118,954

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
               Current Liabilities:
               Accounts Payable                      $   179,466
               Accrued Liabilities                         4,671
               Current Portion Contract Payable            9,700
                     Total Current Liabilities           193,837

                     Total Liabilities                   193,837

Stockholders' Equity:
               Preferred Stock -- 5,000,000 shares
               authorized, $.001 par value; 139,000
               shares issued and outstanding - Note 2        139

               Capital Stock -- 300,000,000 shares
               authorized having $.001 par value;
               17,906,110 shares issued and
               outstanding                                18,031
               Additional Paid-in Capital              7,598,798
               Accumulated Deficit                    (4,691,851)
                     Total Stockholders' Equity        2,925,117
    Total Liabilities and Stockholders' Equity        $3,118,954

                          CraftClick.com, Inc.
                        Statements of Operations
              For the Periods Ended June 30, 2000 and 1999
                               (Unaudited)
                                       June 30,               June 30,
                                         2000                  1999
Revenues                                  $ 297,884            $      0
Cost of Sales                              (224,839)                  0
Gross Profit                                 73,045                   0
General & Administrative Expenses         1,518,996             366,475
Operating Loss                           (1,445,951)           (366,475)
Other Income/Expenses:
Interest Income                               3,328               2,075
Interest expense                                  0                   0
Total Other Income/ExpenBe                    3,328               2,075
Net Loss Before Taxes                  $ (1,442,623)       $   (364,400)
Provision for Income Tax                        200                   0

Net Loss                               $ (1,442,823)       $   (364,400)
Loss Per Share                         $    (  0.09)       $    (  0.03)

Weighted Average Shares Outstanding      15,351,968          12,167,580

                          CraftClick.com, Inc.
                        Statements of Cash Flows
              For the Periods Ended June 30, 2000 and 1999
                               (Unaudited)
                                         June 30,              June 30,
                                           2000                  1999
Cash Flows Provided From Operating Activities:

Net Loss                                 $ (1,442,823)      $   (364,400)
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization                  57,163               5790
Increase in other current assets                    0            (51,800)
Increase in accounts receivable               (10,380)                 0
Increase in prepaid expenses                   (9,948)                 0
Decrease in accounts payable and
current liabilities                           (62,282)                 0
Issued common stock for services              693,500                  0

Net Cash Used for Operating Activities       (774,770)          (410,410)

Cash Flows From Investing Activities

Purchase of equipment                          (6,491)          (114,599)
Net Cash Used for Investing Activities         (6,491)          (114,599)

Cash Flows From Financing Activities
Issued stock for cash                         380,000          1,247,547
Decrease in notes receivable                    2,084                  0
Decrease in security deposits                  19,440                  0
Change in shareholder loan                          0            (12,067)
Contract payable                               (6,600)                 0
Net Cash Provided by Financing Activities     394,924          1,235,480

Net Increase in Cash                         (386,337)           710,471
Beginning Cash Balance                        435,056                  0

Ending Cash Balance                         $  48,719    $       710,471

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest      $       0    $             0
Cash paid during the year for income taxes          0                  0
Issued common shares for assets               773,206                  0

                          CraftClick.com, Inc.
                      Notes to Financial Statements
                         June 30, 2000 and 1999

PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.

NOTE 1 INVESTMENTS

The Company entered into a stock swap of $500,000 of its "Restricted Stock" stock with "Restricted Stock" of Popmail.com, Inc. On June 30, 2000 the stock was recorded at the market value. A loss in value of $49,294 was recorded in shareholders equity.

NOTE 2 PREFERRED STOCK

On November 1, 1999, the Company offered securities through a Confidential Private Placement Memorandum (PPM). This PPM offered accredited investors the opportunity to purchase units of two (2) shares of Series A convertible Preferred Stock, each share convertible any time to 10 shares of common stock, and warrants exercisable for three years to purchase ten (10) shares of common stock at $1. The warrants may be redeemed at the option of the Company on 30 days notice to holders of the warrants at a redemption price of $.05 per warrant, if the average closing price of the Company's common stock equals or exceeds $5 per share for 20 consecutive days within a period of 30 consecutive trading days. An investor must purchase a minimum of 1,000 units at $20 per unit, or a minimum investment of $20,000. Through June 30, 2000, the Company has issued 139,000 shares, or 69,500 units for cash of $1,390,000. No warrants had been exercised to purchase common shares, and no preferred shares were converted to common.

NOTE 3 SUBSEQUENT EVENTS

On July 13, 2000 the Company issued a promissory note to Venture Catalyst Incorporated for the sum of $80,000. The note will bear interest at 10% and all unpaid interest and principal will become fully due on December 11, 2000. The note is secured by the domain name www.buvit.com and all its related technology. The note holder has the option to convert at any time prior to December 1, 2000 all unpaid balances in to equity shares of either preferred or common stock at a price of $1.00 The note gives Venture Catalyst Incorporated the option to purchase 40,000 warrants at a purchase price per share of $1.

On July 19, 2000 the Company issued a promissory note to Stephen C and Joey Wolf for the sum of $150,000. The note will bear interest at 11% paid monthly and shall be payable in full on November 19,2000. The note is

        CraftClick.com, Inc.
    Notes to Financial Statements
          June 30, 2000

secured by the domain name www.art2art.com and all its related technology and by the Company's investment in 450,706 shares of popmail.com Inc. The note holder has the option to convert at any time prior to November 19, 2000 all unpaid balances in to equity shares of either preferred or common stock at a price of $1.00. The note gives Stephen C and Joey Wolfe the option to purchase 75,000 warrants at a purchase price per share of $1.

Item 2. Management's Discussion and Analysis or Plan of operation.

Plan of Operation.
------------------

CraftClick was formed to be the premier arts and crafts destination on the Internet. CraftClick has built the ultimate online arts and crafts community that offers amateur and professional craftspeople worldwide a wealth of arts and crafts related content. Through the strategic acquisition of 16 online arts and crafts related web sites, we control all the significant entry points for arts and crafts on the Internet. Being the first entrant to market in this space, we are the distinct leader in the arts and crafts vertical with over 500,000 members. The expanding scale and scope of the CraftClick network comprising 14 web sites has created a cost-based entry barrier to competitors. This vertical integration allows us to offer the broadest array of craft materials available, the most compelling prices for arts and crafts materials and the most comprehensive arts and crafts-based information point. Our network of sites provides crafters with over 15,000 free projects, and further fulfills the needs of this community by selling over 100,000 different arts and crafts supplies and kits online.

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

Results of Operations.
----------------------

At June 30, 2000, the Company had $3,118,954 in assets and $193,837 in liabilities. The Company had $297,884 in total revenues for the three months ended June 30, 2000 and $0 for same period in 1999. Operating expenses for the three months ended June 30, 2000 and 1999 were $1,743,835 and $366,475 respectively, with net losses of ($1,442,823) and ($364,400), respectively.

The major general and administrative expense items for the three months ended June 30, 2000 and 1999 were as follows:

                3 months ended      3 months ended
                 June 30, 2000       June 30, 1999

Marketing          $ 28,557         $175,043
Payroll            $370,566         $135,488
Consulting Fees    $148,857         $ 12,490
Professional Fees* $707,004         $ 15,614
Other              $264,012         $ 27,840

* The Company incurred approximately $693,500 in non-cash compensation expenses for the three months ended June 30, 2000. The non-cash compensation expenses resulted from the issuance of "restricted stock" as compensation paid issued to consultants. This amount is included under professional fees in operating expenses.

Liquidity.
----------

At June 30, 2000 and 1999, the Company had $582,568 and $754,871 respectively in current assets, with total current liabilities of $193,837 and $0 respectively. Total stockholder's equity was $2,925,117 and $873,230.

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

Item 5. Other Information.

The Company commenced on November 1, 1999, a Private Placement to sell a minimum of 10,000 units to a maximum of 50,000 units, with a provision for over allotment of an additional 25,000 units comprised of two shares of Series A Convertible Preferred Stock (each share being convertible into 10 shares of common stock) and 10 Common Stock Purchase Warrants, at a price of $20 per unit. The Company currently has sold 139,000 Units of this Private Placement as of June 30, 2000.

ASSET PURCHASE AGREEMENT

On May 10, 2000, CraftClick completed an Asset Purchase Agreement with Julie Jane Denning, the sole owner of stenciling.com, a sole-proprietorship. CraftClick issued 1S,000 shares of "restricted securities" (common stock) to Ms. Denning in consideration of the exchange for 100% of the stenciling.com assets.

On May 16, 2000, CraftClick completed an Asset Purchase Agreement with Command Line Computer Services Inc., an Alberta Corporation. CraftClick issued 240,000 shares of "restricted securities" (common stock) to Command Line Computer Services, Inc. in consideration for the craftcentralstation.com website and other corresponding assets.

On June 14, 2000, CraftClick completed an Asset Purchase Agreement with Don Spain doing business as Internet Voyages, a sole proprietorship. CraftClick issued 50,000 shares of "restricted securities" (common stock) to Don Spain in consideration for the craftmall.com website and other corresponding assets.

On June 21, 2000, CraftClick completed an Asset Purchase Agreement with Craftville.com a U.K. based Bole proprietorship. CraftClick issued 125,000 shares of "restricted securities" (common stock) as consideration for the craftville.com website and other corresponding assets.

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits.

      None.

  (b) Reports on Form 8-K.

      None.

                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CraftClick.com, INC.

Date: 8/10/2000          By /s/ Sandip Seth, Director
                            and President

Date: 8/10/2000          By /s/ Peter A. Yollin, Director
                            Secretary and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                         CraftClick.com, Inc.

Date: 8/10/2000          By /s/ Sandip Seth, Director
                            and President

Date: 8/10/2000          By /s/ Peter A. Yollin, Director
                            Secretary and Chairman

Date: 8/10/2000          By /s/ Edgar Cayce, Director
                            and Vice President

Date: 8/10/2000          By /s/Sanjay Sabnani
                            Sanjay Sabnani, Director

Date: 8/10/2000          By /s/Leslie Linsley
                            Leslie Linsley, Director