Form 10QSB
period 2000-09-30
CRAFTCLICK COM INC
filed 2000-11-16
CIK 769592

U. S. Securities and Exchange Commission
                             Washington, D. C.  20549

                                  FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended SEPTEMBER 30, 2000
                               -----------------

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------

                     Commission File No.  2-97869-D
                                          ---------

                            CRAFTCLICK.COM, INC.
                            --------------------
              (Name of Small Business Issuer in its Charter)

            UTAH                                          87-0419571
    -------------------------------               -------------------------
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

                                  November 7, 2000
                              Common   19,765,018 shares
                              Preferred   139,000 shares

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

                         CraftClick.com, Inc.
                            Balance Sheet
                              30-Sep-00
                             (Unaudited)
    ASSETS
    Assets:
      Current Assets:
      Cash                                      $16,318
      Accounts Receivable                        18,539
      Prepaid Expenses and Other Current Assets   8,300
         Total Current Assets                    43,157

      Property and equipment - net              239,785
      Goodwill                                2,236,766
      Deposits                                    6,541
    Total Assets                             $2,526,249
    LIABILITIES AND STOCKHOLDERS' DEFICIT
    Liabilities:
      Current Liabilities:
      Accounts Payable                         $237,616
      Notes Payable (Note 2)                    230,000
      Accrued Liabilities                        21,937
      Current Portion Contract Payable           11,000
         Total Current Liabilities              500,553

    Total Liabilities                           500,553


    Stockholders' Equity:
        Preferred Stock -- 5,000,000 shares
        authorized, $.001 par  value; 139,000
        shares issued and outstanding - Note 1      139
      Capital Stock -- 300,000,000 shares
        authorized having $.001 par value;
        19,765,018 shares issued and
        outstanding                              19,765
      Additional Paid-in Capital              8,673,791
      Accumulated Deficit                    -6,667,999
    Total Stockholders' Equity                2,025,696
    Total Liabilities and Stockholders'
    Equity                                   $2,526,249

    CraftClick.com, Inc.
    Statements of Operations
    For the Six months Ended September 30, 2000 and 1999
    (Unaudited)

                                              6 months ended   6 months ended
                                                   30-Sep-00      30-Sep-99
    Revenues                                      $ 518,723     $       0
    Cost of Sales                                   366,829             0
      Gross Profit                                  151,894             0
      General & Administrative Expenses           3,188,862       738,171
         Operating Loss                          -3,036,968      -738,171
    Other Income/Expenses:
       Loss from sales of investments (Note 3)     -425,350             0
       Interest Income                                3,521         7,564
       Interest expense                                   0             0
         Total Other Income/Expense                -421,829         7,564
    Net Loss Before Taxes                       $-3,458,797     $-730,607
    Provision for Income Tax                              0             0

    Net Loss                                     -3,458,797      -730,607
    Loss Per Share                              $     -0.19     $   -0.06

    Weighted Average Shares Outstanding          18,375,352    12,345,000

    CraftClick.com, Inc.
    Statements of Operations
    For the Three months Ended September 30, 2000 and 1999

    (Unaudited)
                                             3 months ended     3 months ended
                                                30-Sep-00         30-Sep-99
    Revenues                                      $220,838         $       0
    Cost of Sales                                  140,966                 0
      Gross Profit                                  79,872                 0
      General & Administrative Expenses          1,675,860           371,696
         Operating Loss                         -1,595,988          -371,696
    Other Income/Expenses:
       Loss from sales of investments (Note   3)  -425,350                 0
       Interest Income                                 193             5,489
       Interest expense                                  0                 0
         Total Other Income/Expense               -425,157             5,489
    Net Loss Before Taxes                      $-2,021,145         $-366,207
    Provision for Income Tax                             0                 0

    Net Loss                                   $-2,021,145         $-366,207
    Loss Per Share                                 $ -0.11            $-0.03

    Weighted Average Shares Outstanding         19,121,827        12,370,000

    CraftClick.com, Inc.
    Statements of Cash Flows
    For the Six months Ended September 30, 2000 and 1999
    (Unaudited)
                                              6 months ended   6 months ended
                                                 30-Sep-00       30-Sep-99
    Cash Flows Provided From Operating Activities
    Net Loss                                       $-3,458,797   $-730,607
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                  112,832      14,498
        (Increase)/decrease in other current assets          -     -53,582
        (Increase)/decrease in accounts receivable      16,741           0
        (Increase)/decrease in prepaid expenses         26,352           0
        (Decrease)/increase in accounts payable and
          Current liabilities                           13,546           0

        Issued common stock for services             2,259,923           0

    Net Cash Used for Operating Activities          -1,029,403    -769,691

    Cash Flows From Investing Activities

        Purchase of equipment                           -6,941    -172,970
    Net Cash Used for Investing Activities              -6,941    -172,970

    Cash Flows From Financing Activities
        Issued stock for cash                          380,000   1,292,546
        Decrease in notes receivable                     4,166           0
        Increase in notes payable                      230,000           0
    Increase in security deposits                       -4,260           0
        Change in shareholder loan                      13,000     -12,067
        Contract payable                                -5,300           0
    Net Cash Provided by Financing Activities          617,606   1,280,479

    Net Increase in Cash                              -418,738     337,818
    Beginning Cash Balance                             435,056           0

    Ending Cash Balance                                $16,318    $337,818

    Supplemental Disclosure of Cash Flow Information:
      Cash paid during the year for interest        $        0    $      0
      Cash paid during the year for income taxes             0           0

    CraftClick.com, Inc.
    Statements of Cash Flows
    For the Three months Ended September 30, 2000 and 1999

    (Unaudited)

                                                 3 months ended 3 months ended
                                                    30-Sep-00     30-Sep-99
    Cash Flows Provided From Operating Activities
    Net Loss                                       $-2,021,145  $-366,207
    Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation and amortization                   61,695      8,708
        (Increase)/decrease in other current assets      3,000     -1,782
        (Increase)/decrease in accounts receivable      27,119          0
        (Increase)/decrease in prepaid expenses         11,100          0
        (Decrease)/increase in accounts payable and
         current liabilities                            75,035          0
        Issued common stock for services             1,566,423          0

    Net Cash Used for Operating Activities            -276,773   -359,281

    Cash Flows From Investing Activities

        Purchase of equipment                             -511    -58,371
    Net Cash Used for Investing Activities                -511    -58,371

    Cash Flows From Financing Activities
        Issued stock for cash                                0     44,999
        Decrease in notes receivable                     2,083          0
        Increase in notes payable                      230,000          0
        Increase in security deposits                   -1,500          0
        Change in shareholder loan                      13,000          0
        Contract payable                                 1,300          0
    Net Cash Provided by Financing Activities          244,883     44,999

    Net Decrease in Cash                               -32,401   -372,653
    Beginning Cash Balance                              48,719    710,471

    Ending Cash Balance                                $16,318   $337,818

    Supplemental Disclosure of Cash Flow Information:
      Cash paid during the year for interest           $     0   $      0
      Cash paid during the year for income taxes             0          0

                       CraftClick.com, Inc.
                 Notes to Financial Statements
                  September 30, 2000 and 1999

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

  NOTE 1 PREFERRED STOCK

        On November 1, 1999, the Company offered securities through a Confidential Private Placement Memorandum (PPM). This PPM offered accredited investors the opportunity to purchase units of two (2) shares of Series A convertible Preferred Stock, each share convertible any time to 10 shares of common stock, and warrants exercisable for three years to purchase ten (10) shares of common stock at $1. The warrants may be redeemed at the option of the Company on 30 days notice to holders of the warrants at a redemption price of $.05 per warrant, if the average closing price of the Company's common stock equals or exceeds $5 per share for 20 consecutive days within a period of 30 consecutive trading days.
        An investor must purchase a minimum of 1,000 units at $20 per unit, or a minimum investment of $20,000. Through September 30, 2000, the Company has issued 139,000 shares, or 69,500 units for cash of $1,390,000. No warrants had been exercised to purchase common shares, and no preferred shares were converted to common.

  NOTE 2 NOTES PAYABLE

        On July 13, 2000 the Company issued a promissory note to Venture Catalyst Incorporated for the sum of $80,000. The note will bear interest at 10% and all unpaid interest and principal will become fully due on December 11, 2000. The note is secured by the domain name www.buyit.com and all its related technology. The note holder has the option to convert at any time prior to December 1, 2000 all unpaid balances in to equity shares of either preferred or common stock at a price of $1.00 The note gives Venture Catalyst Incorporated the option to purchase 40,000 warrants at a purchase price per share of $1.

        On July 19, 2000 the Company issued a promissory note to Stephen C and Joey Wolf for the sum of $150,000. The note will bear interest at 11% paid monthly and shall be payable in full on November 19,2000. The note is secured by the domain name www.art2art.com and all its related technology. The note holder has the option to convert at any time prior to November 19, 2000 all unpaid balances in to equity shares of either preferred or common stock at a price of $1.00. The note gives Stephen C and Joey Wolfe the option to purchase 75,000 warrants at a purchase price per share of $1.

  NOTE 3 LOSS ON SALE OF INVESTMENTS

        The Company sold its investment of 450,706 shares of Popmail.com to meet its financial obligations. The shares were "Restricted" under S144. The stock was sold to Stephen C.Wolfe a related party at the time of the sale for $74,650. The loss of $425,350 was charged to the Income Statement during the period ended September 30, 2000. $225,353 of the loss was due to market value decline during the holding period. The market value of the stock at the date of sale was $366,156.

    Item 2.   Management's Discussion and Analysis or Plan of Operation.

    Plan of Operation.
    ------------------

                CraftClick was formed to be the premier arts and crafts destination on the Internet. CraftClick has built the ultimate online arts and crafts community that offers amateur and professional craftspeople worldwide a wealth of arts and crafts related content. Through the strategic acquisition of 16 online arts and crafts related web sites, we control all the significant entry points for arts and crafts on the Internet. Being the first entrant to market in this space, we are the distinct leader in the arts and crafts vertical with over 500,000 members. The expanding scale and scope of the CraftClick network comprising 18 web sites has created a cost-based entry barrier to competitors. This vertical integration allows us to offer the broadest array of craft materials available, the most compelling prices for arts and crafts materials and the most comprehensive arts and crafts-based information point. Our network of sites provides crafters with free projects, and further fulfills the needs of this community by selling over 40,000 different arts and crafts supplies and kits online.

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


    Results of Operations.
    ----------------------

    At September 30, 2000, the Company had $2,526,249 in assets and $500,553 in liabilities. The Company had $518,723 in total revenues for the six months ended September 30, 2000 and $0 for same period in 1999. Operating expenses for the three months ended September 30, 2000 and 1999 were $3,188,862 and $738,171 respectively, with net losses of ($3,458,797) and ($730,607), respectively.


    The major general and administrative expense items for the six months ended September 30, 2000 and 1999 were as follows:

                       6 months ended            6 months ended
                       September 30, 2000 September 30, 1999
    Marketing          $   42,834         $305,298
    Payroll            $  668,325         $287,370
    Consulting Fees    $  244,555         $ 33,450
    Professional Fees* $1,323,242         $ 23,493
    Shipping handling  $   67,461         $      0
    Other              $  842,445         $ 88,560

    * The Company incurred approximately $1,285,000 in non-cash compensation expenses for the six months ended September 30, 2000. The non-cash compensation expenses resulted from the issuance of "restricted stock" as compensation paid to consultants. This amount is included under professional fees in operating expenses.

    Liquidity
    ---------

    At September 30, 2000 and 1999, the Company had $43,157 and $382,218 respectively in current assets, with total current liabilities of $500,553 and $0 respectively. Total stockholder's equity was $2,025,696 and $551,763 respectively.

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

    Item 5.   Other Information.

              The Company commenced on November 1, 1999, a Private Placement to sell a minimum of 10,000 units to a maximum of 50,000 units, with a provision for over allotment of an additional 25,000 units comprised of two shares of Series A Convertible Preferred Stock (each share being convertible into 10 shares of common stock) and 10 Common Stock Purchase Warrants, at a price of $20 per unit. The Company currently has sold 139,000 Units of this Private Placement as of September 30, 2000.

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


                                             CraftClick.com, INC.

    Date: 11/16/2000                         By /s/ Sandip Seth, Director
                                                and President

    Date: 11/16/2000                         By /s/ Maninder Singh, Director
                                                Secretary and C.F.O.

              Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                   CraftClick.com, INC.


    Date: 11/16/2000                         By /s/ Sandip Seth, Director
                                                 and President

    Date: 11/16/2000                         By /s/ Maninder Singh, Director
                                                Secretary and C.F.O.