Form 10QSB
period 2000-12-31
CRAFTCLICK COM INC
filed 2001-02-20
CIK 769592

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended DECEMBER 31, 2000
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

                              February 6, 2000
                          Common Stock - 44,765,018
                         Preferred Series A Stock - 139,000
                       Preferred Series C Stock - 1,000


                    DOCUMENTS INCORPORATED BY REFERENCE

                              NONE. [  ]

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

CraftClick.com, Inc.
Balance Sheet
31-DEC-00
(Unaudited)
ASSETS
Assets:
  Current Assets:
  Cash                                        $50,040
  Accounts Receivable                          11,414
  Prepaid Expenses and Other Current Assets    15,906
     Total Current Assets                      77,360

  Property and equipment - net                198,158
  Goodwill                                  2,208,031

Total Assets                               $2,483,549
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
  Current Liabilities:
  Accounts Payable                           $143,183
  Notes Payable (Note 2)                      550,000
  Current Portion Contract Payable              5,500
     Total Current Liabilities                698,683

Total Liabilities                             698,683


Stockholders' Equity:
  Preferred Stock -- 5,000,000 shares
  authorized, Series A $.001 par  value;
  139,000 shares issued and outstanding
  - Note 1                                        139
  Series C $.001 par value; 1,000 shares
  issued and Outstanding - Note 1                   1
Capital Stock -- 300,000,000 shares
  authorized having $.001 par value;
  44,765,018 shares issued and outstanding     44,765
  Additional Paid-in Capital                8,758,790
  Accumulated Deficit                      -7,018,829
Total Stockholders' Equity                  1,784,866
Total Liabilities and Stockholders' Equity $2,483,549

CraftClick.com, Inc.
Statements of Operations
For the nine months Ended December 31, 2000 and 1999
(Unaudited)
                                               9 months ended 9 months ended
                                                  31-Dec-00      31-Dec-99
    Revenues                                      $ 674,433     $10,000
    Cost of Sales                                  -462,790           0
      Gross Profit                                  211,643      10,000
      General & Administrative Expenses           3,599,441   1,208,072
         Operating Loss                          -3,387,798   1,198,072
    Other Income/Expenses:
       Loss from sales of investments (Note 3)     -425,350           0
       Interest Income                                3,521      11,028
       Interest expense                                   0           0
         Total Other Income/Expense                -421,829      11,028
    Net Loss Before Taxes                       $-3,809,627  -1,187,044
    Provision for Income Tax                              0           0

    Net Loss                                     -3,809,627  -1,187,044
    Loss Per Share                              $     -0.17 $     -0.09

    Weighted Average Shares Outstanding          21,878,303  12,578,000

CraftClick.com, Inc.
Statements of Operations
For the Three months Ended December 31, 2000 and 1999
(Unaudited)



                                              3 months ended  3 months ended
                                                 31-Dec-00       31-Dec-99
    Revenues                                       $155,711     $10,000
    Cost of Sales                                   -95,962           0
      Gross Profit                                   59,749           0
      General & Administrative Expenses             417,633     469,715
         Operating Loss                            -357,884    -459,715
    Other Income/Expenses:
         Interest Income                                  0       3,464
         Interest expense                                 0           0
         Total Other Income/Expense                       0       3,464
    Net Loss Before Taxes                         $-357,884   $-456,251
    Provision for Income Tax                              0           0
    Net Loss                                      $-357,884   $-456,251
    Loss Per Share                                $   -0.01   $   -0.04

    Weighted Average Shares Outstanding          28,801,787  12,788,000

CraftClick.com, Inc.
Statements of Cash Flows
For the Nine months Ended December 31, 2000 and 1999
(Unaudited)
                                               9 months ended 9 months ended
                                                  31-Dec-00      31-Dec-99
    Cash Flows Provided From Operating Activities
    Net Loss                                      $-3,809,627    -1,187,044
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                 169,007        25,485
        Write-off of fixed assets                      13,564
        (Increase)/decrease in other current assets    13,000       -40,700
        (Increase)/decrease in accounts receivable     23,867             0
        (Increase)/decrease in prepaid expenses        18,747             0
        (Decrease)/increase in accounts payable and
          Current liabilities                        -102,825        72,827
        Issued common stock for services            2,260,348             0

    Net Cash Used for Operating Activities         -1,413,920    -1,129,432

    Cash Flows From Investing Activities

        Purchase of equipment                          -6,743      -224,728
    Net Cash Used for Investing Activities             -6,743      -224,728

    Cash Flows From Financing Activities
       Issued stock for cash                          490,000     1,528,047
       Decrease in notes receivable                     4,166             0
       Increase in notes payable                      550,000             0
       Decrease in security deposits                    2,281             0
       Change in shareholder loan                           0       -12,067
       Contract payable                               -10,800             0
    Net Cash Provided by Financing Activities       1,035,647     1,515,980

    Net Increase in Cash                             -385,016       161,820
    Beginning Cash Balance                            435,056             0

    Ending Cash Balance                               $50,040      $161,820

    Supplemental Disclosure of Cash Flow Information:
      Cash paid during the year for interest          $     0      $      0
      Cash paid during the year for income taxes            0             0

CraftClick.com, Inc.
Statements of Cash Flows
For the Three months Ended December 31, 2000 and 1999
(Unaudited)

                                               3 months ended 3 months ended
                                                  31-Dec-00      31-Dec-99
    Cash Flows Provided From Operating Activities
    Net Loss                                      $-357,884      $-456,251
    Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation and amortization                56,174         11,050
        Write-off of fixed assets                    13,564
        (Increase)/decrease in other current assets                 12,571
        (Increase)/decrease in accounts receivable    7,126              0
        (Increase)/decrease in prepaid expenses      -7,605              0
        (Decrease)/increase in accounts payable and
         current liabilities                       -109,121         72,827
        Issued common stock for services                  0              0

    Net Cash Used for Operating Activities         -397,745       -359,803

    Cash Flows From Investing Activities

        Purchase of equipment                             0        -51,820
    Net Cash Used for Investing Activities                0        -51,820

      Cash Flows From Financing Activities
        Issued stock for cash                       110,000        235,500
        Increase in notes payable                   320,000              0
        Decrease in security deposits                 6,541              0
        Contract payable                             -5,500              0
    Net Cash Provided by Financing Activities       431,041        235,500

    Net increase in Cash                             33,296       -176,123
    Beginning Cash Balance                           16,744        337,943

    Ending Cash Balance                             $50,040       $161,820

    Supplemental Disclosure of Cash Flow Information:
      Cash paid during the year for interest        $     0       $      0
      Cash paid during the year for income taxes          0              0

                       CraftClick.com, Inc.
                 Notes to Financial Statements
                   DECEMBER 31, 2000 and 1999

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

        SERIES A
        --------

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

        SERIES C
        --------

        On November 27, 2000 the Company issued 1,000 shares of Series C Preferred Stock to Metropolitan Capital Partners LLC for $10,000. These shares are convertible at any time to common stock equivalent to 11.25% of the Companys outstanding common stock on a fully diluted basis.

NOTE 2  NOTE PAYABLE

        On November 17, 2000 the Company entered into a loan agreement with Jack Guiragosian, Edwin Minassian and David Dginguerian for the sum of $550,000. The loan bears interest at 7% per annum and all unpaid interest and principal will become fully due on June 30, 2001. The note is secured by all assets of the Company including but not limited to all domain names registered to the Company and all its related technology, furniture, computer equipment.

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

    Results of Operations.
    ----------------------

    In the quarter ended December 31, 2000 the Company made substantial efforts to reduce overhead and this included termination of 90% of the employees. The Company continues to operate with negative cash flows and will be unable to continue its operations without additional financing.

    At December 31, 2000, the Company had $2,483,549 in assets and $698,683 in liabilities. The Company had $674,433 in total revenues for the nine months ended December 31, 2000 and $10,000 for same period in 1999. Operating expenses for the nine months ended December 31, 2000 and 1999 were $3,599,441 and $1,208,072 respectively, with net losses of ($3,809,627) and ($1,187,044), respectively.

    The major general and administrative expense items for the nine months ended December 31, 2000 and 1999 were as follows:

                        9 months ended        9 months ended
                       December 31, 2000     December 31, 1999
    Marketing                $   53,106          $355,317
    Payroll                  $  809,378          $512,953
    Consulting Fees          $  297,266          $ 83,012
    Professional Fees*       $1,347,959          $ 26,935
    Shipping handling        $   53,106          $      0
    Other                    $1,038,626          $229,885

              * The Company incurred approximately $1,285,000 in non-cash compensation expenses for the nine months ended December 31, 2000. The non-cash compensation expenses resulted from the issuance of "restricted stock" as compensation paid to consultants. This amount is included under professional fees in operating expenses.

    Liquidity.
    ----------

              At December 31, 2000 and 1999, the Company had $77,360 and $195,120, respectively, in current assets, with total current liabilities of $698,683 and $72,827, respectively. Total stockholder's equity was $1,784,866 and $331,086, respectively.

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

    Item 5.   Other Information.

              The Company commenced a private placement on November 1, 1999, to sell a minimum of 10,000 units to a maximum of 150,000 units, with a provision for over allotment of an additional 25,000 units. Each unit is comprised of two shares of Series A Convertible Preferred Stock (each share being convertible into 10 shares of common stock) and 10 Common
Stock Purchase Warrants, at a price of $20 per unit. The Company currently has sold 139,000 Units of this private placement as of December
31, 2000.

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


                                             CraftClick.com, INC.

    Date: 2/20/2001                          By /s/ Sandip Seth, Director
                                                and President

    Date: 2/20/2001                          By /s/ Maninder Singh, Director
                                                Secretary and C.F.O.

              Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                   CraftClick.com, INC.


    Date: 2/20/2001                          By /s/ Sandip Seth, Director
                                                 and President

    Date: 2/20/2001                          By /s/ Maninder Singh, Director
                                                Secretary and C.F.O.