Form 10KSB40
period 2001-03-31
CRAFTCLICK COM INC
filed 2001-06-29
CIK 769592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001
                        COMMISSION FILE NUMBER 2-97869-D
                                               ---------

                              CRAFTCLICK.COM, INC.
               (Exact name of registrant as specified in charter)

             DELAWARE                                            87-0419571
             --------                                            ----------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

141 ADELAIDE STREET, WEST SUITE 1004  TORONTO, ONTARIO, CANADA        M5H 3L5
----------------------------------------------------------------      -------
         (Address of principal executive offices)                  (Postal Code)

Registrant's telephone number, including area code                (416) 628-5264
                                                                  --------------


Securities registered pursuant to section 12(b) of the Act:

   TITLE OF CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
       NONE                                               NONE
       ----                                               ----

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  COMMON STOCK
                                  ------------
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. {X}

State issuer's revenues for its most recent fiscal year: $725,378.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of June 23, 2001, the aggregate market price of the voting stock held by non-affiliates was approximately $8,015,440.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 23, 2001, the Company had outstanding 14,907,196 shares of its common stock, par value $0.001.

                     Transitional Small Business Disclosure
                       Format (Check one):  Yes      No  X
                                                ---     ---

                                TABLE OF CONTENTS



ITEM NUMBER AND CAPTION                                                                                        PAGE
-----------------------                                                                                        ----
        PART I

        ITEM 1.       DESCRIPTION OF BUSINESS                                                                    3
        ITEM 2.       DESCRIPTION OF PROPERTY                                                                    8
        ITEM 3.       LEGAL PROCEEDINGS                                                                          8
        ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF                                                         8
                      SECURITY HOLDERS

        PART II

        ITEM 5.       MARKET FOR REGISTRANTS COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS                                                                9
        ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION OR PLAN OF OPERATION                                                  11
        ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                               14
        ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                    29

        PART III

        ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
                      OF THE EXCHANGE ACT                                                                       29
        ITEM 10.      EXECUTIVE COMPENSATION                                                                    29
        ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT                                                                     30
        ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                            31
        ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K                                                          31

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

  CraftClick.com, Inc. incorporated under the laws of the State of California in January, 1999, as BuyIt.com, Inc. ("BuyIt"). From inception through March 31, 1999, we engaged in preliminary activities related to the set up of an Internet auction business. On April 16, 1999, we entered into an Agreement and Plan of Reorganization ("Plan") with Tecon, Inc. ("Tecon"), a Utah Corporation, wherein all of the outstanding shares and subscriptions of BuyIt were exchanged for 8,500,000 shares (for the outstanding shares) of common stock of Tecon, and 245,997 shares (for the outstanding subscriptions) of common stock of Tecon. At the conclusion of all the transactions contemplated in the Plan, BuyIt shareholders and subscribers owned 8,745,997 shares of total outstanding shares of 12,179,249, or 71.9 %. The survivor in the aforementioned combination was Tecon whose name was changed to BuyIt.com, Inc, simultaneously with the Plan. We changed our name to CraftClick.com, Inc. on January 4, 2000, as a result of changing our business strategy and focus-which was to become the premier destination for buyers and sellers of arts & crafts products and supplies through the use of Internet websites. Due to the lack of adequate funding and the lack of generating enough Internet traffic to achieve profitability we began to cease our business operations in October 2000. We subsequently disposed of substantially all of our assets in February of 2001 when secured creditors foreclosed on loans made to us.

  In April, 2001, we reorganized pursuant to a Plan of Merger wherein our domicile was changed from Utah to Delaware, and our common stock was reverse split on the basis of 1 new share for every 100 shares outstanding.

  On June 6, 2001, CraftClick and Mobilepro Corp., a Delaware corporation ("Mobilepro"), entered into an Agreement and Plan of Merger dated June 1, 2001 ('Merger Agreement"). Under the Merger Agreement, Mobilepro merged with and into CraftClick, with CraftClick being the surviving corporation. In connection with the Merger, we issued to Ms. JoAnn Smith, a majority Mobilepro shareholder an aggregate of 8,227,663 shares of common stock representing approximately 55% of the post split of 14,907,196 issued and outstanding shares of our common stock immediately after the Merger. Ms. Smith is the wife of Mr. Scott R. Smith, our current President, Chief Executive Officer and Chairman. Ms. Smith is our single largest stockholder after the Merger.

BUSINESS STRATEGY BEFORE THE MOBILEPRO MERGER

CraftClick was formed to be the premier arts and crafts destination on the Internet. We intended to build an online arts and crafts community that offered amateur and professional craftspeople worldwide a wealth of arts and crafts related content. We acquired 16 online arts and crafts related web sites. We shipped our products through a fulfillment center located in the Midwestern United States. Orders placed with us were transmitted electronically to our fulfillment center using EDI protocol. Our fulfillment center then shipped the order directly to the end customer.

While our sales increased substantially for the year ended March 31, 2001 as compared to the year ended March 31, 2000, we did not have adequate capital funding in order to continue as a going-concern in this business segment. As such, we discontinued the arts and crafts business in October 2000. As previously mentioned, there was a change of control and business strategy in June 2001.

The audited financial statements included elsewhere in this filing contain only the operations of the arts and crafts business and are not reflective of the new business strategy adopted by the new majority owners.

BUSINESS STRATEGY AFTER THE MOBILEPRO MERGER

We are a development stage company and therefore, the following business strategy contains forward-looking information and we can give no assurances that we will be able to accomplish these goals, generate sufficient revenues to be profitable, obtain adequate capital funding or continue as a going concern. Our independent auditors have issued a going-concern opinion for the year ended March 31, 2001 (See "Financial Statements and Supplementary Data").

We are positioning ourselves as a high-end business solution provider with expertise in developing complete mobile information solutions that extends Web based and enterprise applications out to the mobile professional workforce. The applications that drive the demand for this strategy is the ever increasing use of E-mail for business correspondence and the need for mobile professionals at all levels of an organization to access corporate data and applications from outside their offices. Both of these applications provide the mobile professional with the needed information to increase sales for their company and improve all around customer service for the benefit of their client. Customer Relationship Management, Patient Record Management, Supply Chain Management and Sales Force Automation are some of the vertical market applications that stand to benefit from our solution offerings.

We offer as part of our Integrated Systems Solution, a wireless based Corporate Digital Assistant(TM) (CDA(TM)) device platform, subscription based portal and wireless services, mobile information consulting client application development services. The primary benefit of these components as part of a solution strategy is that each component is optimized to work with all other components. The benefits to the customers are lower costs to deploy a mobile strategy, higher reliability, optimized performance, centralized administration, security and above all, the ability to increase sales and improve customer service for our customers.

COMPETITIVE ADVANTAGE

We believe the competitive advantages that Mobilepro offers falls along three significant lines -

1. Business Model - Combining a device platform with a wireless data subscription gives Mobilepro the advantage of tight integration (similar to how cellular phones are sold) with the opportunity to control the customer. This business model provides a clear "Best in Class" delivery solution for data from the corporate enterprise to the mobile professional.

2. Subscription Wireless Portal - Providing security, data compression, email services, web optimization and administration options as embedded features in our Freewire branded portal gives the corporate IT management the ability to define, deploy and administer a mobile data initiative that is standardized on one platform and service base for all corporate employees.

3. CDA Device Platform - Leading edge computing and wireless data communications technologies integrated in an intuitive, easy to use device that incorporates proprietary IP makes the Mobilepro Freewire CDA platform superior to any other device on the market today.

We cannot give any assurances that the above advantages will be able to counter the major competition that we face.

ALLIANCES AND PARTNERS

To date we have formed various alliances and affiliations with some major businesses. Our current alliances are as follows:

[GRAPHIC]

         Technology Alliances -

                  Microsoft Corp.
                  Intel Corp.
                  IBM


         Engineering Alliances -

                  Tachyon Semiconductor .........  Electrical Engineering/Integration
                  IBM  ..........................  Portal/Software Development
                  Wallenstein & Wagner ..........  Intellectual Property Law Firm

MARKET/INDUSTRY PROJECTIONS

According to recent market research data from IDC, by 2003 there will be 1.1 billion wireless-device users; Some 90 million devices will be ready to use on the Internet; About half of all Internet traffic will come from wireless devices.

We believe the demand for information by mobile professionals will have to be met by mobile information solutions comprised of products and services that are designed for a mobile workforce. Projections in handheld computers validate the move of workers from the office to the field. The projections for handheld devices are expected to top 45% year over year for the next five years. Market projections in the wireless Internet space ranging from $20 billion to $200 billion by 2004 provide significant growth opportunities for companies like ours.

FINANCIAL FUNDING NEEDS AND USE OF FUNDS

We are seeking to raise $2,000,000 to $5,000,000 in a private placement offering followed by $15,000,000 to $25,000,000 in a secondary offering, to be used for the following:

1) Design and launch an Internet portal that is tailored to the unique characteristics of wireless data access, portable device formatting, and vertical application service tie-ins.

2) Launch a uniquely designed wireless data portable CDA device that has mobile data communications as an embedded core function through both wireless and wireline connectivity options.

3) Exploit direct and indirect distribution channels for Mobilepro(TM) products and services.

4) Develop business partnerships that embrace Mobilepro(TM) as the exclusive business market mobile information solution provider for accessing corporate database applications and enabling full Email mobile support. Mobilepro is currently in discussions with several Fortune 500 companies interested in an alliance with Mobilepro for private labeling of our products and services.

5) Launch offshore manufacturing and software development enterprises to support the business and humanitarian goals of Mobilepro(TM).

6) Develop plans for extending our solution offerings for use in additional global markets such as Europe, South America and Asia.

We have not initiated any private placement offerings as of this filing and we cannot give any assurances that we will be successful in raising any capital.

THE PRODUCT

PRODUCTS AND SERVICES

1)       Corporate Digital Assistant(TM)(CDA(TM)) Wireless Data Mobile Devices

2)       Wireless and ISP Connection Services (Subscription Requirement)

3) Wireless Corporate and End User Portal Optimization Services (Subscription Options)

4)       Vertical Market Client Application Development Services

5)       Mobile Information Solution Consulting

Beyond marketing the device product family shown above, we also will market wireless service access as part of a bundled system. Wireless data service options will be bundled and resold in the United States market. Wireless service partners for international markets will be identified as our products and services enter other regions. Our current plans are to launch successive generation products every six months or faster.

We anticipate several variations in the cosmetics of the device line that are tailored to the needs and unique styling requests of OEM partners.

The second and probably the most visible aspect of Mobilepro(TM) will be the wireless Internet portal to be designed, launched and maintained by Mobilepro(TM). Not only is this a significant value component for our customers, it also represents an opportunity for Mobilepro(TM) to gain significant brand awareness in the wireless service industry.

The wireless portal will provide information that is formatted towards CDA(TM)'s, PDA's and handheld devices. There are two aspects to the portal interface design. The first is to satisfy the personal user with basic and subscription level PIM features such as Internet based calendar and contact management, travel information access and the usual news and financial information feeds available from typical desk top portals such as Yahoo. This will be offered through a user defined content page.

We believe a more lucrative area is that our portal will inherently have designed into it key components for access to specific vertical market application services. Since our primary capability is wireless access, our portal will automatically compress, format and/or clip sites to meet the demands of small device footprints, which allows for easy viewing and fast access to data. Our portal will also include as part of the subscription services wireless based email and messaging services. We plan to add paging and/or voice wireless services through the portal within twelve months as the technology is deployed.

Initially, our plan is to keep the Mobilepro(TM) portal a closed system for our customers that purchase and use our CDA platform. As competitive devices hit the market that have the ability to access this portal, we will open up the portal for resale to other providers.

We plan to develop custom interfaces on top of our portal foundation to give our customers maximum functionality in using application services hosted by service providers or applications hosted by corporate IT departments. Mobilepro(TM) will further extend the value proposition to the customer by offering vertical client application development services as part of our mobile solution consulting unit.

There are no assurances that our products, once developed, will be accepted or marketable to our intended customers.

MARKETING AND COMPETITION

MARKETING

The Mobilepro(TM) Freewire branded products will generally be targeted to those mobile professionals that have a continuous need to have access to vertically integrated business application data and services while traveling outside of the home office. We believe the typical professionals needing our products and services include the following:

         1. Local Sales Professionals who spend significant time in a vehicle. Having access to email, LAN and Internet based applications from your vehicle is a desired capability for this group. Sales Force Automation (SFA) and Customer Relationship Management (CRM) are typical vertical market applications to address for sales professionals.

         2.       Local Field Technicians
                  Same needs as the Local Sales Professionals.

         3. Sales/Marketing/Executive/Technical Professionals who cover a nationwide footprint. Having access to email, LAN and Internet based applications as well as typical horizontal based PIM applications are desired.

         4.       International markets.

         5. MLM companies - with tens of thousands of representatives on the street, this represents a significant opportunity.

We believe that workers are being pushed out of the typical office environment more and more. Telecommuting and business traveling is expanding rapidly. The ability to access application services to conduct business and complete transactions while away from a desktop is the critical component to success not only for these professionals, but also for the companies where they are employed. As more companies take on a global sales and support footprints for their products and services, we fully expect that the demand for complete mobile information solutions will continue to grow well beyond 2002 and in fact for as far out as any market research firm would care to project.

The cornerstone of our marketing strategy is a strong public relations and marketing communications campaign. To achieve this we plan to enter into a monthly retainer contract with a public relations firm that has a successful track record in branding technology companies.

The charter for the public relations team is to build awareness within the management level of corporations about the need for a mobile information solutions strategy that provides their mobile workforce with the tools and information they need to be successful. This public relations task will be accomplished by establishing relationships with national business, industry trade and vertical industry media; by distributing our press releases to targeted publications; by producing bylines and editorials that position us as innovators within the industry; and by developing relationships with Industry Analysts.

Our primary mode of sales and distribution will be accomplished through creating alliances and partnerships with other companies in the following areas:

1) Information Technology Consulting Practices (e.g. Accenture, PriceWaterhouseCoopers, Computer Associates)

2) Application Service Providers (e.g. Oracle, Great Plains Software, IBM, Interliant)

3)       Internet Service Providers (e.g. Earthlink, MCI Worldcom, AT&T
         Worldnet)

4)       Computer OEM's (e.g. IBM, Dell, Gateway, Toshiba, Panasonic)

5) Wireless Data Service Providers (e.g. AT&T, Verizon Wireless, Cingular, Vodaphone, Airtouch)

We have identified alliance partners for distribution in the insurance, medical, route sales and CRM industry verticals. We plan to enter into negotiations with these firms in the near future.

With all the possible partnerships outlined above, Mobilepro(TM) mobile information solution strategy brings significant value added components to the end user customer regardless of the specific vertical market requirements.

In addition, we will augment these partnerships with a direct sales force of our own that will focus on small to mid-size corporations that are generally neglected by the larger consulting companies. Our plan would be to leverage our relationships on these opportunities as well. Initially, the sales force will be an outside direct sales organization that can leverage existing relationships. Over time, we plan to bring some or all of these activities in house.

And finally, to provide further brand building and to address the more horizontal market opportunities, we plan to launch an Internet based e-commerce site to sell our devices in a typical B2C arena. This is necessary in order to address the millions of mobile professionals who are personally responsible for identifying and purchasing their own wireless solutions.

International distribution rights have not been established at this time. We have identified several highly probable sources for distribution in Asia, however, a contract will not be finalized until we have determined our launch dates. Beyond Asia, which includes China, Japan, Taiwan, South Korea and Indonesia, we believe that establishing a distribution partner for Europe will also be required. It is also possible that one of our OEM partners may be interested in taking on European distribution.

We cannot assure you that our marketing efforts will be successful.

COMPETITION

We have many competitors, many of whom are well-recognized brand names and are well financed. Some of the better known competitors include; Casio E-115, Compaq iPaq , Handspring, Palm V, Palm VII and Symbol. There are several more manufacturers including Sony (product based on Palm OS), Hewlett-Packard (product based on Pocket PC, similar to the iPaq) and Handera.

Our analysis of the competition and perceived competition will be focused on those products and services that are similar to ours. We will also identify where we see the wireless Internet industry as a whole is headed. Our strategy is to develop and market an Integrated "Mobile Information Solutions". Since our solution is comprised of three primary revenue streams, the result is that we cross several traditional industry sectors and therefore, we have competitors or potential competitors on more than one front. Our competition then is best defined as point solution competitors. We have not identified any other company with an Integrated System Solution strategy that would compete directly with our products. The point solutions are a) hardware, b) software and services, and c) consulting.

As a means to clearly differentiate our products from that of perceived competition, we have coined a new product category called a "Corporate Digital Assistant" or CDA. The primary and relevant distinction between a "Personal Digital Assistant" or PDA and our CDA is that the PDA focus is clearly on the consumer and consumer desires whereas the CDA is focused on features and capabilities that strike home with corporate users who have a need for information use and access in business. We may not be able to overcome the strengths of our competitors.

ITEM 2. DESCRIPTION OF PROPERTY

Our offices are located at 141 Adelaide Street West, Suite 1004, Toronto, Ontario, M5H 3L5.

Pursuant to an oral agreement, we are entitled to use office space otherwise provided to Mr. Howard Geisler, our secretary and director. In addition, we are providing office services as may be required from time to time. We do not pay any amount for the office space or services. Any costs of this office are considered immaterial to the financial statements and accordingly are not reflected.

We believe that this facility is adequate to meet our needs in the foreseeable future. In the event our business expands, we believe we will have to find new offices.

We currently employ two persons. Mr. Scott R. Smith is our President, Chief Executive Officer and Chairman. Mr. Howard Geisler is our Secretary and Director. Mr. Smith devotes 100% of his business time to the affairs of the company. Mr. Geisler devotes his time on an as needed basis. If the business grows as we plan, we anticipate that we will need additional persons to fill administrative, sales and technical positions.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of our knowledge, against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not hold a shareholders meeting during the time period covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

Our Common Stock is traded in the over-the-counter market and quoted on OTC EBB under the symbol "CFTC" and quoted in the pink sheets published by the National Quotations Bureau. From time to time, a very small number of securities broker-dealers published only intermittent quotations for the Common Stock, and there was no continuous, consistent trading market. The trading volume in the Common Stock has been and is extremely limited. During the above period, the limited nature of the trading market created the potential for significant changes in the trading price for the Common Stock as a result of relatively minor changes in the supply and demand for Common Stock and perhaps without regard to our business activities. Because of the lack of specific transaction information and our belief that quotations during the period were particularly sensitive to actual or anticipated volume of supply and demand, we do not believe that such quotations during this period are reliable indicators of a trading market for the Common Stock.

As of June 23, 2001, there were approximately 798 holders of record of our Common Stock, which does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

TRANSFER AGENT

The transfer agent for our Common Stock is Interwest Transfer Co., 1981 East Murray-Holladay Rd., P. O. Box 17136, Salt Lake City, Utah 84117.

Subject to the above limitations, we believe that during the six fiscal quarters preceding the date of this filing, the high and low sales prices for the Common Stock during each quarter are as set forth in the table below (such prices are without retail mark-up, mark-down, or commissions). The sales prices were obtained from OTC Bulletin Board NASDAQ Trading & Market Services. These high and low sales prices do not reflect the effects of the 1 for 100 share reverse stock split, which occurred subsequent to March 31, 2001, our fiscal year end.



                         QUARTER ENDED                                   HIGH      LOW
                         -------------                                   ----      ---
March 31, 2001                                                           0.1875   0.0156
December 31, 2000                                                        0.5312   0.0625
September 30, 2000                                                       2.00     0.375
June 30, 2000                                                            3.875    0.875
March 31, 2000                                                           2.875    1.6875
December 31, 1999                                                        4.75     1.00


The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Further, most likely our shares will be subject to the provisions of Section 15 (g) and Rule 15g-9 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15 (g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If our shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our Common Stock and may affect the ability of shareholders to sell their shares.

DIVIDEND POLICY

Subject to the provisions of the Certificate of Incorporation, the Board of Directors may, out of funds legally available therefore at any regular or special meeting, declare dividends upon the capital stock of the corporation as and when they deem expedient. Before declaring any dividend there may be set apart out of any funds of the corporation available for dividends, such sum or sums as the Board of Directors from time to time in their discretion deem proper for working capital or as a reserve fund to meet contingencies or for equalizing dividends or for such other purposes as the Board of Directors shall deem conducive to the interests of the corporation.

We have not paid any dividends to date. We can make no assurance that our proposed operations will result in sufficient revenues to enable profitable operations or to generate positive cash flow. For the foreseeable future, we anticipate that we will use any funds available to finance the growth of our operations and that we will not pay cash dividends to stockholders.

RECENT SALES OF SECURITIES

COMMON STOCK

We have issued the following shares of our common stock from March 31, 2000 through June 1, 2001. On May 11, 2001, we implemented a 1 share for 100 shares reverse stock split of our common stock. The issuances below have not been adjusted for this reverse stock split except for Ms. Smith who received her shares on a post reverse split basis.

We had subscriptions to issue 257,666 shares of our common stock for consideration of $386,499 at the time of the Plan with Tecon (See "BUSINESS"). These subscriptions were reduced to 245,997 and were exercised upon the consummation of the Plan with Tecon. Tecon also issued 1,621,621 shares of common stock for additional subscriptions in consideration of $600,000, cash. Additional subscriptions were received and 215,702 common shares were issued for $315,515. Simultaneously, we issued 10,333 common shares for business equipment.

We issued 1,812,829 shares of common stock to various consultants and professionals for services. The total value of the shares has been recorded at $1,000,000.

From April through June 2000, we issued 430,000 shares of common stock for additional website business valued at $.75 per share or $322,500.

In August 2000, we granted common stock options valued at $475,000. The options were granted pursuant to the "2000 Stock Option Plan". As of March 31, 2001, we had granted 2,562,250 options vesting over a period of up to 4 years with an exercise price of $1.00. Since these options were granted, 1,186,000 were cancelled and 850,125 expired due to termination of employee relationships.

We exchanged 500,000 shares of our stock for 450,706 shares of Popmail.com. We subsequently sold this investment to meet our financial obligations. The shares were "Restricted" under S144. The stock was sold to an individual related party for $74,650. A loss of $425,350 was realized during the period. Approximately $225,353 of the loss was due to market value decline during the holding period.

During the year ended March 31, 2001, we issued shares of common stock for services valued at $1,284,923.

In December of 2000, we issued 25,000,000 shares of common stock at $.004 per share and 1,000 shares of Class C preferred stock at $10 per share to creditors as settlement of debt.

On March 16, 2001, Dungavel, Inc., a Bahamian company, contracted to purchase the above referenced 25,000,000 shares of our common stock and 1,000 shares of our Class C Preferred Stock from the former creditors (Metropolitan Capital Partners LLC), in a private sale. The Class C Preferred Stock is convertible at any time prior to December 31, 2001, into 11.5% of the then issued and outstanding common stock of CraftClick.com, Inc., computed on a fully diluted basis. Together the common stock and the Class C Preferred Stock acquired by Dungavel, Inc. represents greater than 50% of the voting control of CraftClick.com, Inc., on an as converted basis. The sale was consummated as of March 27, 2001.

In April 2001, the 1,000 Class C Preferred shares were converted to 6,877,678 shares of common stock.

On June 6, 2001, CraftClick.Com, Inc. a Delaware corporation ("CraftClick"), and Mobilepro Corp., a Delaware corporation ("Mobilepro"), entered into an Agreement and Plan of Merger dated as of June 1, 2001. Under the Merger Agreement Mobilepro merged with and into CraftClick, with CraftClick being the surviving corporation. In connection with the Merger, We issued to Ms. Joann M. Smith an aggregate of 8,227,663 shares of common stock representing approximately 55% of our 14,907,196 issued and outstanding shares of common stock.

In May 2001, we registered 6,500,000 shares of our common stock for future issuance under the "2001 Performance Equity Plan". In June 2001, we issued a total of 2,600,000 shares to the following parties: 250,000 shares to Dungavel Inc. for services performed in connection with the Mobilepro merger and reorganization and re-incorporation, 250,000 to Mr. Scott R. Smith, our Chief Executive Officer for employment services, 1,475,000 to ZDG Investments for consulting services regarding the Mobilepro merger and reorganization and re-incorporation, 50,000 shares each to Mr. Howard Geisler, Mr. Mitchell Geisler and Ms. Cindy Roach for services as officers and directors, 25,000 to Weil Consulting Corp. for merger consultations and 450,000 to Henning Capital Ltd. for merger consultations.

PREFERRED STOCK

On November 1, 1999, we offered securities through a Confidential Private Placement Memorandum (PPM). This PPM offered accredited investors the opportunity to purchase units of two (2) shares of Series A Convertible Preferred Stock, each share convertible any time to 10 shares of common stock, and warrants exercisable for three years to purchase ten (10) shares of common stock at $1. The warrants may be redeemed at our option on 30 days' notice to holders of the warrants at a redemption price of $.05 per warrant, if the average closing price of our common stock equals or exceeds $5 per share for 20 consecutive days within a period of 30 consecutive trading days. An investor must purchase a minimum of 1,000 units at $20 per unit, or a minimum investment of $20,000. Through March 31, 2001, we have issued 139,000 shares for cash of $1,390,000.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein. These financial statements reflect only the financial information of our prior business operations as an Internet arts and crafts business and are not reflective of our new business strategy (See "BUSINESS").

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

OVERALL OPERATING RESULTS

We had sales from our arts and crafts operation of $725,000 for the year ended March 31, 2001 as compared to sales of $155,000 for the year ended March 31, 2000. Gross profits on these sales were $230,000 and $52,000, respectively. However, our general and administrative expenses were $3,715,000 for the current year and $2,904,000 for the prior year, which resulted in substantial operating losses for each year. Operating losses were $3,486,000 and $2,852,000 for the years ended March 31, 2001 and 2000, respectively. The areas where we expended the most funds for each year were for payroll, professional fees, consulting fees, shipping and handling and marketing expenses. Because of these large losses and the fact that we did not have adequate capital in order to continue to operate, we ceased operations in October 2000. See "BUSINESS" for our change in control and our future business strategy.

Our net losses after taxes and other income/expenses were $5,631,000 for March 31, 2001 and $2,839,000 for March 31, 2000. We incurred a loss on disposal of assets in the amount of $2,217,000 for the year ended March 31, 2001, which was incurred as a result of closing down the previously mentioned arts and crafts business.

OPERATING LOSSES

We have accumulated approximately $8,479,000 of net operating loss carryforwards as of March 31, 2001, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards is offset by a valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

We do not currently have any revenues, liquidity or capital resources as we move forward into our new business venture (See "BUSINESS") and our independent auditors have issued a going-concern opinion. We will need additional financing in order to implement our business plan and continue as a going concern. We do not currently have a source for any additional financing and we cannot give any assurances that we will be able to secure any financing.

NEW ACCOUNTING PRONOUNCEMENTS

We have adopted FASB Statement 128. It is not expected that we will be impacted by other recently issued standards. FASB Statement 128 presents new standards for computing and presenting earnings per share (EPS). The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

FASB Statement 131 presents news standards for disclosures about segment reporting. We do not believe that this accounting standard applies to us as all of our operations are integrated for financial reporting and decision-making purposes.

INFLATION

Our results of operations have not been affected by inflation and we do not expect inflation to have a significant effect on its operations in the future.

FORWARD-LOOKING INFORMATION

From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and

Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

We are currently unaware of any trends or conditions other than those previously mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              CRAFTCLICK.COM, INC.
                          [A DEVELOPMENT STAGE COMPANY]
                                TABLE OF CONTENTS


                                                                                                           PAGE
                                                                                                           ----


Independent Auditors' Report                                                                               F-2

Balance Sheet -- March 31, 2001                                                                            F-3

Statements of Operations for the periods ended March 31, 2001 and 2000, and for the period from
inception [January 20, 1999] through March 31, 2001                                                        F-4

Statement of Stockholders' Equity/(Deficit) for the periods ended March 31, 2001
and 2000, and for the period from inception [January 20, 1999] through March 31, 2001                      F-5

Statements of Cash Flows for the periods ended March 31, 2001 and 2000, and for the period from
inception [January 20, 1999] through March 31, 2001                                                        F-7

Notes to Financial Statements                                                                              F-8

                          INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS AND SHAREHOLDERS
CRAFTCLICK.COM, INC. [A DEVELOPMENT STAGE COMPANY]


We have audited the accompanying balance sheet of CraftClick.com, Inc., formerly known as Tecon, Inc., [a development stage company] as of March 31, 2001, and the related statements of operations, stockholders' equity/(deficit), and cash flows for the periods ended March 31, 2001 and 2000, and for the period from inception [January 20, 1999] through March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CraftClick.com, Inc. [a development stage company] as of March 31, 2001, and the results of operations and cash flows for the periods ended March 31, 2001 and 2000, in conformity with generally accepted accounting principles.

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




                                                              Mantyla McReynolds

Salt Lake City, Utah
June 22, 2001
                                       F-2

                              CRAFTCLICK.COM, INC.
                          [A DEVELOPMENT STAGE COMPANY]
                                  BALANCE SHEET
                                 MARCH 31, 2001

                                     ASSETS
Assets:
  Current Assets:
  Cash                                                                    $        27
                                                                          -----------
     Total Current Assets                                                          27

                                                                          -----------
                                    TOTAL ASSETS                          $        27
                                                                          ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Liabilities:
  Current Liabilities:
  Accounts Payable                                                        $    30,820
  Accrued Liabilities                                                           5,000
                                                                          -----------
     Total Current Liabilities                                                 35,820

                                                                          -----------
                                  TOTAL LIABILITIES                            35,820


Stockholders' Equity/(Deficit):
  Preferred Stock -- 5,000,000 shares authorized, $.001 par
  value; 110,000 shares issued and outstanding - Note 10                          140
  Capital Stock -- 300,000,000 shares authorized having
  $.001 par value; 48,805,018 shares issued and
  outstanding - Note 5                                                         48,805
  Additional Paid-in Capital                                                8,394,742
  Deficit accumulated during the development stage                         (8,479,480)
                                                                          -----------
                        TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                  (35,793)
                                                                          -----------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)      $        27
                                                                          ===========

                 See accompanying notes to financial statements.

                              CRAFTCLICK.COM, INC.
                          [A DEVELOPMENT STAGE COMPANY]
                            STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000 AND
                         FOR THE PERIOD FROM INCEPTION
                   [JANUARY 20, 1999] THROUGH MARCH 31, 2001



                                                                                      Inception
                                                 March 31,          March 31,       through March
                                                   2001               2000            31, 2001
                                               ------------       ------------      -------------

Revenues                                       $    725,378       $    154,986       $    880,364
Cost of Sales                                      (495,633)          (103,216)          (598,849)
                                               ------------       ------------       ------------
  Gross Profit                                      229,745             51,770            281,515
  General & Administrative Expenses               3,715,293          2,903,800          6,629,010
                                               ------------       ------------       ------------
     Operating Loss                              (3,485,548)        (2,852,030)        (6,347,495)
Other Income/Expenses:
   Interest Income                                    3,521             13,789             17,310
   Forgiveness of debt                              115,098                               115,098
   Gain/(loss)on disposal of assets              (2,216,977)                           (2,216,977)
   Other expense                                    (25,884)                              (25,884)
   Interest expense                                 (19,995)              (622)           (20,617)
   Corporate franchise taxes                           (915)                                 (915)
                                               ------------       ------------       ------------
     Total Other Income/Expense                  (2,145,152)            13,167         (2,131,985)
                                               ------------       ------------       ------------
Net Loss Before Taxes                            (5,630,700)        (2,838,863)        (8,479,480)
Current Period Provision for Income Taxes                 0                  0                  0
                                               ------------       ------------       ------------
Net Loss                                       $ (5,630,700)      $ (2,838,863)      $ (8,479,480)
                                               ============       ============       ============

Loss Per Share                                 $      (0.20)      $       (.22)      $      (0.45)
                                               ============       ============       ============

Weighted Average Shares Outstanding              27,792,599         13,163,454         19,052,580
                                               ============       ============       ============

                 See accompanying notes to financial statements.

                              CRAFTCLICK.COM, INC.
                          [A DEVELOPMENT STAGE COMPANY]
                   STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
           FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000, AND FOR THE
                              PERIOD FROM INCEPTION
                    [JANUARY 20, 1999] THROUGH MARCH 31, 2001



                                                                                       Addit'l                         Net
                              Preferred     Preferred      Common        Common        Paid-in      Accumulated    Stockholders'
                               Shares         Stock        Shares         Stock        Capital        Deficit     Equity/(Deficit)
                             -----------   -----------   -----------   -----------   -----------    -----------  -----------------
Balance, January 20, 1999,
date of Inception                    -0-           -0-                       $ -0-   $                    $ -0-          $ -0-

Issued stock for
technology                           -0-           -0-
January 20, 1999                                           8,500,000

Net loss for the period
ended  March 31, 1999                                                                                    (9,917)        (9,917)
                             -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance, March 31, 1999              -0-           -0-     8,500,000           -0-           -0-         (9,917)        (9,917)
                             -----------   -----------   -----------   -----------   -----------    -----------    -----------
Tecon, Inc. outstanding,
shares, March 31, 1999                                     1,199,962         1,200     2,114,138     (2,120,906)        (5,568)

Issued common shares to
consultants as part of
pre-combination agreement                                    600,000           600        19,200        (19,800)           -0-

Shares converted in
reverse acquisition, April
16, 1999                                                                     8,500    (2,143,638)     2,140,706          5,568

Issued common shares for
cash through subscriptions                                 2,083,320         2,083     1,299,931                     1,302,014
Issued common shares for
equipment,                                                    10,333            10        15,490                        15,500

Issued preferred shares
under PPM November 1, 1999       101,000           101                                 1,009,899                     1,010,000

Issued common shares for
services                                                   1,812,829         1,813       998,187                     1,000,000

Issued common shares for
assets/acquired companies                                  2,725,000         2,725     2,041,025                     2,043,750

Net loss for the period
ended March 31, 2000                                                                                 (2,838,863)    (2,838,863)
                             -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance, March 31, 2000
                                 101,000           101    16,931,444   $    16,931   $ 5,354,232    $(2,848,780)   $ 2,522,484
                             -----------   -----------   -----------   -----------   -----------    -----------    -----------

                 See accompanying notes to financial statements.

                              CRAFTCLICK.COM, INC.
                          [A DEVELOPMENT STAGE COMPANY]
             STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)[CONTINUED]
                        FOR THE PERIODS ENDED MARCH 31,
                 2001 AND 2000, AND FOR THE PERIOD FROM INCEPTION
                    [JANUARY 20, 1999] THROUGH MARCH 31, 2001


                                                                                                      Addit'l          Net
                             Preferred       Preferred       Common        Common        Paid-in     Accumulated   Stockholders'
                               Shares          Stock         Shares         Stock        Capital       Deficit    Equity/(Deficit)
                             -----------    -----------    -----------   -----------   -----------   -----------  ---------------

Balance, March 31, 2000          101,000            101     16,931,444        16,931   $ 5,354,232    (2,848,780)   $ 2,522,484

Issued preferred shares
under PPM April-June 2000         38,000             38                                    379,962                      380,000

Issued common and
preferred shares for debt,
December, 2000                     1,000              1     25,000,000        25,000        84,999                      110,000
                             -----------    -----------    -----------   -----------   -----------   -----------    -----------
Issued common shares for
assets/acquired companies                                      430,000           430       322,070                      322,500

Options granted for Note
Receivable                                                   1,903,574         1,904       473,096                      475,000

Issued stock for
investment                                                     500,000           500       499,500                      500,000

Issued stock for services                                    4,040,000         4,040     1,280,883                    1,284,923

Net loss for the period
ended  March 31, 2001                                                                                 (5,630,700)    (5,630,700)
                             -----------    -----------    -----------   -----------   -----------   -----------    -----------
Balance, March 31, 2001          140,000    $       140     48,805,018   $    48,805   $ 8,394,742   $(8,479,480)   $   (35,793)

                 See accompanying notes to financial statements.

                              CRAFTCLICK.COM, INC.
                          [A DEVELOPMENT STAGE COMPANY]
                            STATEMENTS OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000,
                   AND FOR THE PERIOD FROM INCEPTION [JANUARY
                        20, 1999] THROUGH MARCH 31, 2001





                                                                   March 31,     March 31,   Inception through
                                                                     2001          2000       March 31, 2001
                                                                 -----------    -----------  -----------------
Cash Flows Provided by/(Used for) Operating Activities
Net Loss                                                         $(5,630,700)   $(2,838,863)   $(8,479,480)
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Depreciation and amortization                                    169,007         74,849        243,969
    Loss on disposal of assets                                     2,216,977                     2,216,977
    Provision for bad debt                                           377,470                       377,470
    Forgiveness of debt                                             (115,098)                     (115,098)
    Organization costs                                                   950                           (50)
    (Increase)decrease in accounts receivable                         35,280        (35,280)             0
    (Increase)decrease in prepaid expenses                             4,152         (4,152)             0
    Increase(decrease) in accounts payable/current liabilities      (209,349)       245,169         35,820
    Issued common stock for services                               1,284,923      1,000,000      2,284,923
                                                                 -----------    -----------    -----------
Net Cash Used for Operating Activities                            (1,867,338)    (1,557,327)    (3,435,469)

Cash Flows Used for Investing Activities
    Cash proceeds from note receivable                               124,500                       124,500
    Purchase of equipment                                                          (281,264)      (282,527)
                                                                 -----------    -----------    -----------
Net Cash Used for Investing Activities                               124,500       (281,264)      (158,027)
Cash Flows Provided by Financing Activities
    Issued stock for cash                                            380,000      2,312,014      2,692,014
    Increase in security deposits                                     29,600        (29,600)             0
    Proceeds from borrowing                                          901,509                       901,509
    Change in shareholder loan                                        13,000        (25,067)             0
    Contract payable                                                 (16,300)        16,300              0
                                                                 -----------    -----------    -----------
Net Cash Provided by Financing Activities                          1,307,809      2,273,647      3,593,523

Net Increase in Cash                                                (435,029)       435,056             27
Beginning Cash Balance                                               435,056              0              0
                                                                 -----------    -----------    -----------
Ending Cash Balance                                              $        27    $   435,056    $        27
                                                                 ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                         $    19,995    $       622    $    20,617
  Cash paid during the year for income taxes                               0            -0-            -0-
  Purchased property for common shares                                     0         15,500         15,500
  Issued common shares for assets                                  1,297,500      2,043,750      3,341,250

                 See accompanying notes to financial statements.

                              CRAFTCLICK.COM, INC.
                          [A DEVELOPMENT STAGE COMPANY]
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Organization

         CraftClick.com, Inc. ("CraftClick" or "Company") incorporated under the laws of the State of California in January 1999, as BuyIt.com, Inc. ("BuyIt"). From inception through March 31, 1999, the Company engaged in preliminary activities related to the set up of an Internet auction business. On April 16, 1999, the Company entered into an Agreement and Plan of Reorganization ("Plan") with Tecon, Inc. ("Tecon"), a Utah Corporation, wherein all of the outstanding shares and subscriptions (Note 5) of BuyIt were exchanged for 8,500,000 shares (for the outstanding shares) of common stock of Tecon, and 245,997 shares (for the outstanding subscriptions) of common stock of Tecon. At the conclusion of all the transactions contemplated in the Plan, BuyIt shareholders and subscribers owned 8,745,997 shares of total outstanding shares of 12,179,249, or 71.9 %. The survivor in the aforementioned combination is Tecon. However, the name of the surviving company was changed to BuyIt.com, Inc, simultaneously with the Plan. The combination of these two entities has been accounted for as a purchase. The Company changed its name to CraftClick.com, Inc. on January 4, 2000, as a result of changing its business strategy and focus-which was to become the premier destination for buyers and sellers of arts & crafts products and supplies through the use of Internet websites. However, the Company disposed of substantially all assets in February of 2001 when secured creditors foreclosed on loans to the Company. The Company is still in the development stage as it is embarking on a new venture (see Note 11).

         The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The following summarizes the more significant of such policies:

         (b)      Income Taxes

         Effective January 20, 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of March 31, 2001 is $0 due to the valuation allowance established as described below.

         (c)      Statement of Cash Flows

         For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $27 cash at March 31, 2001.

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

         (e)      Property and Equipment

         The Company records property and equipment at cost. Depreciation was computed principally by use of the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred.

         (f)      Organization Costs

         The Company incurred organizational costs at its inception, which have been recorded in accordance with Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, which requires start-up costs to be expensed as incurred.

         (g)      Revenue Recognition/Accounts Receivable

         Revenue is recognized when earned. For products which the Company sells, revenue is recognized when products are shipped. Customer payments for sales are charged to pre-approved/authorized credit cards. Thus, the sale is not recorded and product not shipped unless collection is determined to be certain. The Company records accounts receivable for the sale proceeds during the period of time between shipping and when cash is posted in the bank. No allowance for doubtful accounts has been recorded as of March 31, 2001.

NOTE 2 LIQUIDITY/GOING CONCERN

         The Company currently has no revenue generating activities, which raises substantial doubt about the Company's ability to continue as a going concern. Management plans include a continued effort to develop additional business as discussed in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 INCOME TAXES

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes, as of January 20, 1999. No provision has been made for income taxes in the financial statements because the Company has accumulated losses since inception.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at March 31, 2001 have no impact on the financial position of the Company.


                      Deferred tax assets                               Balance            Tax              Rate
                      -----------------------------------            ---------------   -------------   --------------
                         Loss carryforward (expires 2021)               8,479,480          3,476,587         41%

                         Valuation allowance                                              (3,476,587)
                                                                                       -------------
                              Deferred tax asset                                       $           0

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences. The allowance is up $2,313,947 from $1,164,822 in the prior year.

NOTE 4 RELATED-PARTY TRANSACTIONS

         During the period ended March 31, 2000, a shareholder and officer received advances of $13,000. These unsecured advances were eliminated as part of winding up the website business.

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

         CraftClick has issued 1,812,829 shares of common stock to various consultants and professionals for services. The total value of the shares has been recorded at $1,000,000.

         From April through June 2000, the Company issued 430,000 shares of common stock for additional website business valued at $.75 per share or $322,500.

         In August, 2000, the Company granted common stock options valued at $475,000. The options were granted pursuant to the "2000 Stock Option Plan". As of March 31, 2001, the Company had granted 2,562,250 options vesting over a period of up to 4 years with an exercise price of $1.00. Since these options were granted, 1,186,000 were cancelled and 850,125 expired due to termination of employee relationships.

         The Company exchanged 500,000 shares of its stock for 450,706 shares of Popmail.com. It subsequently sold this investment to meet its financial obligations. The shares were "Restricted" under S144. The stock was sold to an individual related party for $74,650. A loss of $425,350 was realized during the period. Approximately $225,353 of the loss was due to market value decline during the holding period.

         During the year ended March 31, 2001, the Company issued shares of common stock for services valued at $1,284,923.

         In December of 2000, the Company issued 25,000,000 shares of common stock at $.004 per share and 1,000 shares of Class C preferred stock at $10 per share to creditors as settlement of debt (total $110,000).

         On March 16, 2001, Dungavel, Inc., a Bahamian company, contracted to purchase the above referenced 25,000,000 shares of common stock and 1,000 shares of Class C Preferred Stock of CraftClick.com, Inc. from the former creditors (Metropolitan Capital Partners LLC), in a private sale. The Class C Preferred Stock is convertible at any time prior to December 31, 2001, into 11.5% of the then issued and outstanding common stock of CraftClick.com, Inc., computed on a fully diluted basis. Together the common stock and the Class C Preferred Stock acquired by Dungavel, Inc. represents greater than 50% of the voting control of CraftClick.com, Inc., on an as converted basis. The sale was consummated as of March 27, 2001. The preferred shares were converted in April 2001 (See Note 11).

NOTE 6 PROPERTY AND EQUIPMENT

         The Company disposed of all computer equipment and other property, which it had acquired in the prior year. Depreciation to date has been calculated based on three to five year periods utilizing the straight-line method. Depreciation expense for the periods ended March 31, 2001 and 2000 were $84,809 and $64,191, respectively.

NOTE 7 CO-LOCATION AGREEMENT

         The Company entered into an agreement for Internet web-site hosting with an unrelated third party in February, 1999. The terms of the agreement require that the Company pay fees of $3,000 per month for a period of two years. The agreement has been assumed or cancelled by the disposal of the website business.

NOTE 8 CONTRACT PAYABLE

         In July, 1999, the Company purchased a telephone system with a contract which was also assumed or cancelled in the disposal agreement.

NOTE 9 EMPLOYMENT AGREEMENTS

         The Company had four executive employment agreements with officers and employees of the Company, which were effective April 1, 1999. The Company terminated these employees at its discretion with the asset disposal agreement.


NOTE 10 PREFERRED STOCK

         On November 1, 1999, the Company offered securities through a Confidential Private Placement Memorandum (PPM). This PPM offered accredited investors the opportunity to purchase units of two (2) shares of Series A Convertible Preferred Stock, each share convertible any time to 10 shares of common stock, and warrants exercisable for three years to purchase ten (10) shares of common stock at $1. The warrants may be redeemed at the option of the Company on 30 days' notice to holders of the warrants at a redemption price of $.05 per warrant, if the average closing price of the Company's common stock equals or exceeds $5 per share for 20 consecutive days within a period of 30 consecutive trading days. An investor must purchase a minimum of 1,000 units at $20 per unit, or a minimum investment of $20,000. Through March 31, 2001, the Company has issued 139,000 shares for cash of $1,390,000.


NOTE 11 SUBSEQUENT EVENTS

         In April, 2001, the Company reorganized pursuant to a Plan of Merger wherein the Company's domicile was changed from Utah to Delaware, and the Company's common stock was reverse split on the basis of 1 new share for every 100 shares outstanding.

         As a result of the Merger and reverse split the Company is authorized to issue 55,035,425 shares of capital stock consisting of 50,000,000 shares of common stock, par value $0.001 per share, 5,000,000 shares of preferred stock, par value $0.001 per share, and 35,425 shares of Series A convertible preferred stock, par value $0.001 per share. The holders of common stock have traditional rights as to voting, dividends and liquidation. All shares of common stock are entitled to one vote on all matters; there are no pre-emptive rights and cumulative voting is not allowed. The common stock is not subject to redemption and does not carry any subscription or conversion rights. In the event of liquidation, the holders of common stock are entitled to share equally in corporate assets after satisfaction of all liabilities and payments to any series of preferred stock.

         In April 2001, the 1,000 Class C Preferred shares were converted to 6,877,678 shares of common stock (See Note 5).

         On June 6, 2001, the Company and Mobilepro Corp., a Delaware corporation ("Mobilepro"), entered into an Agreement and Plan of Merger dated as of June 1, 2001 ('Merger Agreement"). Under the Merger Agreement Mobilepro merged with and into CraftClick, with CraftClick being the surviving corporation and the certificate of incorporation and bylaws of CraftClick being the constituent documents of the surviving corporation. In connection with the Merger, CraftClick issued to an aggregate of 8,227,663 shares of common stock representing approximately 55% of post split 14,907,196 issued and outstanding shares of common stock of CraftClick immediately after the Merger. Ms. Smith is the wife of Mr. Scott R. Smith, the President, Chief Executive Officer and Chairman of CraftClick after the Merger. Ms. Smith will be the single largest stockholder of CraftClick after the Merger.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes or disagreements with our independent accountants.

No consultations occurred between us and our independent accountants' appointment regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion, or other information considered by us in reaching a decision as to an accounting, auditing, or financial reporting issue.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

We currently employ two persons. Mr. Scott R. Smith is our President, Chief Executive Officer and Chairman. Mr. Howard Geisler is our Secretary and Director. Mr. Smith devotes 100% of his business time to the affairs of the company. Mr. Geisler devotes his time on an as needed basis. If the business grows as we plan, we anticipate that we will need additional persons to fill administrative, sales and technical positions.

Our current President, Chief Executive Officer and Chairman is Mr. Scott R. Smith who has 20 years experience in the high technology sector, product development, sales, business development and engineering. Mr. Smith started his first company in 1992. He has held positions as an engineer, sales manager, consultant, president and founder.

Howard Geisler, our Secretary and Director, currently holds the position of Director of e-client solutions for a global marketing services company. His initiatives span across the America's (Canada, United States and Mexico) and his expertise includes e-strategy, e-communication, technology design and implementation. Prior to his current employer, Mr. Geisler was employed as a Technology Project Manager responsible for developing technology solutions for one of Canada's largest financial institutions.

Our Board of Directors currently consists of only the two individuals listed above.

No person who, at any time during our past fiscal year, was a director, officer, or beneficial owner of more than 10% of any class of equity securities failed to file, on a timely basis, any report required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our mostly highly compensated executive officers and directors for the year ended March 31, 2001.



                                                                                        LONG TERM COMPENSATION
                                                                                  ----------------------------------
                                                                                          AWARDS
                                                                                  -----------------------     PAYOUTS
                                                    ANNUAL COMPENSATION           RESTRICTED   SECURITIES   ----------
                                        ----------------------------------------     STOCK     UNDERLYING      LTIP      ALL OTHER
                                                    SALARY      BONUS     OTHER      AWARD      OPTIONS       PAYOUTS   COMPENSATION
NAME AND PRINCIPAL POSITION              YEAR        ($)         ($)       ($)        ($)       SARS(#)         ($)         ($)
---------------------------             ------    ---------    -------   -------  ----------   ----------   ----------  -----------
Peter Yollin                               2001    $165,000    $     0     $ 0        $ 0         0              0          $ 0
CEO/Chairman
Sandy Seth                                 2001    $145,000    $     0     $ 0        $ 0         0              0          $ 0
President/COO
Manny Singh                                2001    $145,000    $     0     $ 0        $ 0         0              0          $ 0
Executive Vice-President/CFO
Adrian Vidal First                         2001    $ 75,000    $     0     $ 0        $ 0         0              0          $ 0
Vice-President
Ed Cayce                                   2001    $100,000    $     0     $ 0        $ 0         0              0          $ 0
Vice-President/Chief Tech Officer
Russell Murray                             2001    $100,000    $     0     $ 0        $ 0         0              0          $ 0
Vice-President/Internet Operations

All of the above officers and directors resigned their respective positions upon the change in control of the Company (See "BUSINESS").

Our current Chief Executive Officer, Mr. Smith is a party to an employment contract whereby he is entitled to certain compensation arrangements as outlined in the employment agreement dated June 6, 2001 and filed as an exhibit to Form 8-K dated June 20, 2001. A summary of the basic components of this agreement include; a base salary of $130,000 per year with a start date of January 1, 2001 with annual increases, all earned salary will be deferred from January 1, 2001 but not forgiven and all amounts due will be paid upon the raising of capital, an annual performance bonus of not less than $25,000 that will be calculated based on achieving certain milestones, an automobile allowance of $700 per month and the term of the agreement is three years with an automatic one year extension on each anniversary.

No other person makes over $100,000 per year.

COMPENSATION OF DIRECTORS

We do not currently compensate directors in cash for any services provided as a director. Persons who are directors and employees will not be additionally compensated for their services as a director. There is no plan in place for compensation of persons who are directors who are not employees of the Company, but it is expected that in the future we will create a remuneration and reimbursement plan.

OTHER COMPENSATION ARRANGEMENTS

On May 11, 2001, we registered 6,500,000 shares of our common stock in an S-8 filing with the Securities and Exchange Commission as part of the 2001 Performance Equity Plan. In June 2001, we issued 250,000 to Mr. Scott Smith and 50,000 to Mr. Howard Geisler for compensation as officers and directors (See "RECENT SALES OF SECURITIES").

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth, as of June 23, 2001, the name and shareholdings, including options to acquire our Common Stock, of each person who owns of record, or was known by the us to own beneficially, 5% or more of the shares of the Common Stock currently issued and outstanding; the name and shareholdings, including options to acquire the Common Stock, of each director; and the shareholdings of all executive officers and directors as a group. The address of each of the individuals listed below is the address of the Company.


                                                     NATURE OF              NUMBER OF         PERCENTAGE OF
   NAME OF PERSON OR GROUP                           OWNERSHIP             SHARES OWNED         OWNERSHIP
   -----------------------                         ------------            ------------      ---------------
  JoAnn Smith                                      Direct                    8,227,663            55.22%
  Dungavel Inc.                                    Direct                    3,568,777            23.09%
  ZDG Investments                                  Direct                    1,475,000             9.89%


  All executive officers and
  directors as a group (two persons)               Direct                      250,000             1.07%

            Total.................                                          13,521,440            90.07%


There are currently 330,000 outstanding warrants to purchase shares of our stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period ended March 31, 2000, a shareholder and officer received advances of $13,000. These secured advances were eliminated as part of winding up the website business.

Mr. Howard Geisler, our secretary and director, currently provides our office space on a gratis basis (See "DESCRIPTION OF PROPERTY").

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

None

b) Reports on Form 8-K

During the fourth quarter of the fiscal year ended March 31, 2001 we filed the following reports on Form 8-K with the Securities and Exchange Commission:

On March 7, 2001, we announced we had transferred substantially all of our assets to a group of lenders in exchange for the forgiveness of outstanding secured loans made by the lenders to us totaling $546,000 plus accrued interest of $9,625 and a payment of $77,275 to substantially redeem all of our current obligations.

On March 16, 2001, we announced that Dungavel, Inc., a Bahamian company, contracted to purchase 25,000,000 shares of our outstanding common stock and 1,000 shares of outstanding Class C Preferred Stock of CraftClick.com, Inc. from Metropolitan Capital Partners LLC, in a private sale. The Class C Preferred Stock is convertible at any time prior to December 31, 2001, into 11.5% of the then issued and outstanding common stock of CraftClick.com, Inc., computed on a fully diluted basis. Together the common stock and the Class C Preferred Stock acquired by Dungavel, Inc. represents greater than 50% of the voting control of CraftClick.com, Inc. on an as converted basis. The sale was consummated as of March 27, 2001.

In connection with the sale of the shares, Messrs. Howard Geisler and Mitchell Geisler and Ms. Cindy Roach were appointed directors of CraftClick.com, Inc. by the existing board of directors. After the appointment, the existing directors of CraftClick.com, Inc. resigned. Mr. Howard Geisler also was appointed the president and treasurer of the CraftClick.com, Inc. and Mr. Mitchell Geisler also was appointed the secretary of the CraftClick.com,

Subsequent to March 31, 2001 we filed the following report on Form 8-K with the Securities and Exchange Commission:

On June 6, 2001, we reported that CraftClick.Com, Inc. a Delaware corporation ("CraftClick"), and Mobilepro Corp., a Delaware corporation ("Mobilepro"), entered into an Agreement and Plan of Merger dated as of June 1, 2001 ('Merger Agreement"). Under the Merger Agreement Mobilepro merged with and into CraftClick, with CraftClick being the surviving corporation and the certificate of incorporation and bylaws of CraftClick being the constituent documents of the surviving corporation ("Merger").

In connection with the Merger, Mr. Scott R. Smith was appointed as a director of CraftClick by the existing board of directors. After the appointment, Mr. Mitchell Geisler and Ms. Cindy Roach, two of the then current directors of CraftClick, Inc. resigned. Mr. Smith was appointed the President and Chief Executive Officer and Chairman and Mr. Howard Geisler was appointed the secretary of CraftClick.

In connection with the Merger, CraftClick issued to Ms. Joann M. Smith an aggregate of 8,227,663 shares of common stock representing approximately 55% of the 14,907,196 issued and outstanding shares of common stock of CraftClick immediately after the Merger. Ms. Smith is the wife of Mr. Scott R. Smith, the President, Chief Executive Officer and Chairman of CraftClick after the Merger. Ms. Smith will be the single largest stockholder of CraftClick after the Merger.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        (Registrant)    CRAFTCLICK.COM, INC.
                                 By     /s/ Howard Geisler
                                        Howard Geisler, Secretary and Director

                                 Date   June 29, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 By     /s/ Howard Geisler
                                        Howard Geisler, Secretary and Director

                                 Date   June 29, 2001