Form 10QSB
period 2001-06-30
MOBILEPRO CORP
filed 2001-08-14
CIK 769592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                       COMMISSION FILE NUMBER 002-97869-D

                                 MOBILEPRO CORP.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

           DELAWARE                                         87-0419571
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

141 ADELAIDE STREET WEST, STE 1004, TORONTO, ONTARIO           M5H 3L5
----------------------------------------------------           -------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code          (416) 628-5264

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2001, the Company had outstanding 14,907,196 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

        ITEM NUMBER AND CAPTION                                                PAGE
                                                                               ----
        PART I

          ITEM 1.       FINANCIAL STATEMENTS                                     3
          ITEM 2.       MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS           7

        PART II

          ITEM 1.       LEGAL PROCEEDINGS                                        13
          ITEM 2.       CHANGES IN SECURITIES                                    13
          ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                          13
          ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      13
          ITEM 5.       OTHER INFORMATION                                        13
          ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                         13

ITEM 1. FINANCIAL STATEMENTS

                                   MOBILEPRO CORP.
                            (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED BALANCE SHEET
                                    JUNE 30, 2001

                                                                    JUNE 30,
                                                                      2001
                                                                   ------------

Assets
      Current Assets:

       Cash                                                         $     5,940
                                                                    -----------
        Total Current Assets                                              5,940

                                                                    -----------
      Total Assets                                                  $     5,940
                                                                    ===========

Liabilities
      Current Liabilities:
       Accounts Payable                                                 141,902
       Accrued Liabilities                                              223,750
       Short-term Notes Payable                                          72,264
                                                                    -----------
      Total Liabilities                                                 437,916

Shareholders' Equity
      Preferred Stock - 5,000,000 shares authorized,
      $.001 par value; 35,378 shares issued and outstanding                  35
      Common Stock - 55,035,425 shares authorized,
      $.001 par value; 14,907,196 shares issued and outstanding          14,907
      Additional Paid-in Capital                                      1,020,847
      Deficit Accumulated during the Development Stage                (1467,765)
                                                                    -----------
      Total Shareholders' Equity (Deficit)                             (431,976)

                                                                    -----------
      Total Liabilities and Shareholder' Equity                     $     5,940
                                                                    ===========

See notes to financial statements.

                                 MOBILEPRO CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2001

                                          THREE MONTHS      INCEPTION
                                              ENDED          THROUGH
                                         JUNE 30, 2001    JUNE 30, 2001
                                         -------------    -------------
Revenue                                   $         --              --

Cost of Goods Sold                                  --              --
                                          ------------    ------------
      Gross Profit                                  --              --

Expenses
      General & Administrative Expenses        458,572       1,021,406
      Research & Development                        --         446,359
                                          ------------    ------------
      Total Expenses                           458,572       1,467,765

                                          ------------    ------------
      Net Loss                            $   (458,572)   $ (1,467,765)
                                          ============    ============

      Loss per share                      $      (0.03)          (0.11)
                                          ============    ============

      Shares outstanding                    13,311,698      13,283,631
                                          ============    ============

See notes to financial statements

                                 MOBILEPRO CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED JUNE 30, 2001

                                                                       THREE MONTHS   INCEPTION
                                                                          ENDED        THROUGH
                                                                      JUNE 30, 2001  JUNE 30, 2001
                                                                      -------------  -------------
      Net Loss                                                          $ (458,572)   (1,467,765)

      Adjustments to reconcile net loss to net cash used by
       operating activities:
      Issued stock for services and development                            391,830       985,689
      Increase in termination settlement liability                              --        50,000
      Increase in current liabilities                                       50,352       365,652
                                                                        ----------    ----------
      Net Cash Used by Operating Activities                                (16,390)      (66,424)

      Cash Flows Provided by Investing Activities:                              --            --
                                                                        ----------    ----------
      Net Cash Provided by Investing Activities                                 --            --

      Cash Flows Provided by Financing Activities:
      Increase in loans                                                     22,264        72,364
                                                                        ----------    ----------
      Net Cash Provided by Investing Activities                             22,264        72,364

      Net Increase (Decrease) in Cash                                        5,874         5,940

      Cash Balance at Beginning of Period                                       66            --
                                                                        ----------    ----------
      Cash Balance at End of Period                                     $    5,940         5,940
                                                                        ==========    ==========

See notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

1.       GENERAL

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001.

2.       MATERIAL EVENTS

In April 2001, the Company reorganized pursuant to a Plan of Merger wherein the Company's domicile was changed from Utah to Delaware, and the Company's common stock was reverse split on the basis of 1 new share for every 100 shares outstanding. As a result of the Merger and reverse split the Company is authorized to issue 55,035,425 shares of capital stock consisting of 50,000,000 shares of common stock, par value $0.001 per share, 5,000,000 shares of preferred stock, par value $0.001 per share, and 35,425 shares of Series A convertible preferred stock, par value $0.001 per share. The holders of common stock have traditional rights as to voting, dividends and liquidation. All shares of common stock are entitled to one vote on all matters; there are no pre-emptive rights and cumulative voting is not allowed. The common stock is not subject to redemption and does not carry any subscription or conversion rights. In the event of liquidation, the holders of common stock are entitled to share equally in corporate assets after satisfaction of all liabilities and payments to any series of preferred stock. In April 2001, the 1,000 Class C Preferred shares were converted to 6,877,678 shares of common stock. On June 6, 2001, the Company and Mobilepro Corp., a Delaware corporation ("Mobilepro"), entered into an Agreement and Plan of Merger dated as of June 1, 2001 ('Merger Agreement"). Under the Merger Agreement, Mobilepro merged with and into CraftClick, with CraftClick being the surviving corporation and the certificate of incorporation and bylaws of CraftClick being the constituent documents of the surviving corporation. In connection with the Merger, CraftClick issued to an aggregate of 8,227,663 shares of common stock representing approximately 55% of post split 14,907,196 issued and outstanding shares of common stock of CraftClick immediately after the Merger. Ms. Smith is the wife of Mr. Scott R. Smith, the President, Chief Executive Officer and Chairman of CraftClick after the Merger. Ms. Smith will be the single largest stockholder of CraftClick after the Merger. In July 2001 the Company changes its name to Mobilepro Corp.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

When used in this Form 10QSB and in future filings by Mobilepro Corp. with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10QSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

BUSINESS

On July 9, 2001, we changed the name of the corporation from CraftClick.com, Inc. ("CraftClick") to Mobilepro Corp. ("Mobilepro") and currently trade on the Over-the-Counter Bulletin Board under the stock symbol "MBPO". The following is a business history of CraftClick and Mobilepro.

CraftClick.com, Inc. incorporated under the laws of the State of California in January, 1999, as BuyIt.com, Inc. ("BuyIt"). From inception through March 31, 1999, we engaged in preliminary activities related to the set up of an Internet auction business. On April 16, 1999, we entered into an Agreement and Plan of Reorganization ("Plan") with Tecon, Inc. ("Tecon"), a Utah Corporation, wherein all of the outstanding shares and subscriptions of BuyIt were exchanged for 8,500,000 shares (for the outstanding shares) of common stock of Tecon, and 245,997 shares (for the outstanding subscriptions) of common stock of Tecon. At the conclusion of all the transactions contemplated in the Plan, BuyIt shareholders and subscribers owned 8,745,997 shares of the total outstanding shares of 12,179,249, or 71.9 %. The survivor in the aforementioned combination was Tecon whose name was changed to BuyIt.com, Inc, simultaneously with the Plan. We changed our name to CraftClick.com, Inc. on January 4, 2000, as a result of changing our business strategy and focus, which was to become the premier destination for buyers and sellers of arts & crafts products and supplies through the use of Internet websites. Due to the lack of adequate funding and the lack of generating enough Internet traffic to achieve profitability we began to cease our business operations in October 2000. We subsequently disposed of substantially all of our assets in February of 2001 when secured creditors foreclosed on loans made to us.

In April 2001, CraftClick reorganized pursuant to a Plan of Merger wherein our domicile was changed from Utah to Delaware, and our common stock was reverse split on the basis of 1 new share for every 100 shares outstanding.

On June 6, 2001, CraftClick and Mobilepro Corp., a Delaware corporation ("Mobilepro"), entered into an Agreement and Plan of Merger dated June 1, 2001 ("Merger Agreement"). Mobilepro was incorporated on July 14, 2000 and is a development stage company focused on the integration and marketing of complete mobile information solutions that satisfy the needs of mobile professionals. Under the Merger Agreement, Mobilepro merged with and into CraftClick, with CraftClick being the surviving corporation. In connection with the Merger, we issued to Ms. JoAnn Smith, a majority Mobilepro shareholder an aggregate of 8,227,663 shares of common stock representing approximately 55% of the post split of 14,907,196 issued and outstanding shares of our common stock immediately after the Merger. Ms. Smith is the wife of Mr. Scott R. Smith, our current President, Chief Executive Officer and Chairman. Ms. Smith is our single largest stockholder after the Merger.

BUSINESS STRATEGY

We are a development stage company and therefore, the following business strategy contains forward-looking information and we can give no assurances that we will be able to accomplish our business plan goals, generate sufficient revenues to be profitable, obtain adequate capital funding or continue as a going concern. Our independent auditors have issued a going-concern opinion for the year ended March 31, 2001.

We intend to be a high-end business solution provider with expertise in developing complete mobile information solutions for web based and enterprise business applications for the mobile business professional. We believe the applications that drive the demand for these types of products and services are the ever increasing use of E-mail for business correspondence and the need for mobile professionals at all levels of an organization to access corporate data and applications from outside their offices. Our goal is to provide these professionals with the accessibility to this information, which could improve sales and customer service for their clients. Some of the market applications that we envision that would benefit from our products are customer relationship management, medical patient record management and sales representatives in all business areas.

We plan to offer as part of our integrated systems solution, a wireless based Corporate Digital Assistant(TM) (CDA(TM)) device platform, subscription based portal and wireless services and mobile information client application development services. The primary benefit of these components as part of a solution strategy is that each component will be optimized to work with all other components. The benefits to the customers are lower costs to deploy a mobile strategy, higher reliability, optimized performance, centralized administration, security and above all, the ability to increase sales and improve customer service for our customers.

We have selected the Intel StrongARM family of microprocessors to be the wireless data communication platform for our Corporate Digital Assistant(TM). We believe Intel's SA-1110 processor, which is designed for high performance and low power consumption, is the best microprocessor currently on the market for powering our products. We will continually evaluate other microprocessors that we believe will enhance our products as they become available on the market.

PRODUCTS

We intend to offer the following products and services to our customers:

1)       Corporate Digital Assistant(TM)(CDA(TM)) Wireless Data Mobile Devices
2)       Wireless and ISP Connection Services (Subscription Requirement)
3) Wireless Corporate and End User Portal Optimization Services (Subscription Options)
4)       Vertical Market Client Application Development Services
5)       Mobile Information Solution Consulting

In addition to offering the above products and services, we also intend to market wireless service access as part of a complete wireless communication system. Wireless data service options will be bundled and resold in the United States market. Wireless service partners for international markets will be identified as our products and services enter other regions.

Probably the most visible aspect of our Company will be the wireless Internet portal to be designed, launched and maintained by us. We believe that this is not only a significant component for our customers but also represents an opportunity to gain significant brand awareness in the wireless service industry.

The wireless portal will provide information that is formatted towards CDA(TM)'s, PDA's and other handheld devices. We believe that there are two primary aspects to the portal interface design. The first is to satisfy the personal user with basic and subscription level PIM features such as an Internet based calendar and contact management, travel information access and the news and financial information feeds available from typical desk top portals such as Yahoo. This will be offered through a user defined content page.

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

Initially, our plan is to keep our portal a closed system for our customers that purchase and use our CDA platform. As new devices come on the market, that have the ability to access this portal, we intend to resale this access to other providers.

We also plan to develop custom interfaces to give our customers maximum functionality in using application services hosted by service providers or applications hosted by corporate information technology departments. We will further extend the value to our customers by offering vertical client application development services as part of our mobile solution consulting unit.

There are no assurances that our products, once developed, will be accepted or marketable to our intended customers.

MARKETING

Our products will generally be targeted toward those mobile professionals that have a continuous need to have access to vertically integrated business application data and services while traveling outside of the home office. We anticipate that our target market will consist of local sales professionals and local field technicians who spend a significant amount of time traveling in vehicles. On a national level, sales and marketing representatives as well as executives and technicians who travel extensively to cover a much wider market will also be targeted for our products and services. Multilevel marketing companies who employ thousands of representatives could also represent a significant opportunity. We plan to continue defining and expanding our target markets, such as the international market of mobile professionals, as we proceed with our business plan.

We believe that telecommuting and business traveling is expanding rapidly. The ability to access application services to conduct business and complete transactions while away from an office desktop computer is the critical component to success not only for these professionals, but also for the companies where they are employed. We expect that the demand for complete mobile information solutions will continue to grow as more companies take on global sales and support for their products and services.

Our marketing strategy calls for a strong public relations and marketing communications campaign. To achieve this goal, we plan to enter into a contract with a public relations firm that has a successful track record in branding technology companies. The objective for the public relations team is to build awareness within the management level of corporations about the need for a mobile information solutions strategy that provides their mobile workforce with the tools and information they need to be successful. This will be accomplished by establishing relationships with national businesses, industry trade and industry media; by distributing our press releases to targeted publications; by producing bylines and editorials that position us as innovators within the industry; and by developing relationships with industry analysts.

We plan to create sales and distribution alliances with other specialized companies in various business sectors. Such alliances include targeted areas such as the following:

1) Information Technology Consulting Practices (e.g. Accenture , PriceWaterhouseCoopers, Computer Associates)

2) Application Service Providers (e.g. Oracle, Great Plains Software, IBM, Interliant)

3)       Internet Service Providers (e.g. Earthlink, MCI Worldcom, AT&T
         Worldnet)

4)       Computer OEM's (e.g. IBM, Dell, Gateway, Toshiba, Panasonic)

5) Wireless Data Service Providers (e.g. AT&T, Verizon Wireless, Cingular, Vodaphone, Airtouch)

If we are successful in establishing viable relationships with these types of organizations we believe our mobile information solution strategy will bring significant value added components to the end user customer regardless of the specific vertical market requirements.

In addition, we intend to employ a direct sales force that will focus on small to mid-size corporations that are generally neglected by the larger consulting companies. Initially, the sales force will be an outside direct sales organization that can leverage existing relationships. In the future, we plan to bring some or all of these activities in house.

To provide further brand building and to address the more horizontal market opportunities, we plan to launch an Internet based e-commerce site to sell our devices. We believe this is necessary in order to address the multitudes of mobile professionals who are personally responsible for identifying and purchasing their own wireless solutions.

We have not established an International distribution strategy at this time. We have however identified several highly probable sources for distribution in Asia. Beyond Asia, we believe that establishing a distribution partner for Europe will also be required. It is also possible that one of our OEM partners may be interested in taking on European distribution.

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

The analysis of our competition will be focused on those products and services that are similar to ours. We will also identify where we see the wireless Internet industry as a whole is headed. Our strategy is to develop and market a complete package for mobile information solutions. We believe this solution package has the potential to create three primary sources of revenue. The potential revenue streams are; hardware sales, software and services, and consulting fees. We have not identified any other company with an integrated system solution strategy that would compete directly with our products, however, we can give no assurances that one or more of our competitors will develop such a solution package.

To differentiate our products from that of our competition, we have obtained a trademark for our hardware called a "Corporate Digital Assistant" or CDA. The primary distinction between a "Personal Digital Assistant" or PDA and our CDA is that the PDA focus is clearly on the personal consumer and their needs whereas our CDA is targeted toward the corporate users who have a need for information use and access in a business environment. We may not be able to overcome the strengths of our competitors.

We believe the competitive advantages of our products and services fall along three significant lines -

1. Business Model - Combining a device platform with a wireless data subscription gives us the advantage of complete integration with the opportunity to control the customer. Our business model provides a clear delivery solution for data from the corporate enterprise to the mobile professional.

2. Subscription Wireless Portal - Providing security, data compression, email services, web optimization and administration options as features in our branded portal gives the corporate information technology management the ability to define, deploy and administer a mobile data initiative that is standardized on one platform and service base for all corporate employees.

3. CDA Device Platform - Leading edge computing and wireless data communications technologies integrated into an easy to use device that incorporates proprietary IP makes our CDA platform superior to any other device on the market today.

We cannot give any assurances that the above advantages will be able to counter the major competition that we face.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

OVERALL OPERATING RESULTS:

We had no revenues for the quarter ended June 30, 2001.

Operating expenses for the quarter ended June 30, 2001 were $459,000. We incurred $36,000 for legal and accounting services rendered in connection with the filing of Form S-8 for registering our common stock with the Securities and Exchange Commission as well as the filing of Forms 8-K and the 10KSB. We also incurred $353,000 for professional fees, which were incurred for the issuance of common stock in lieu of cash for consulting fees and officer's salary. In addition, we accrued $69,000 for salary due our officer as part of his employment agreement. This salary accrual will eventually be paid in cash should we obtain adequate funding to implement our business plan.

OPERATING LOSSES

Our operating loss for the quarter ended June 30, 2001 was $459,000, which was the result of the aforementioned incurred expenses.

We have accumulated approximately $1,500,000 of net operating loss carryforwards as of June 30, 2001, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards is offset by a valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES:

We do not currently have any revenues, liquidity or capital resources as we move forward into our new business venture and our independent auditors have issued a going-concern opinion. We will need additional financing in order to implement our business plan and continue as a going concern. We do not currently have a source for any additional financing and we cannot give any assurances that we will be able to secure any financing.

PLAN OF OPERATION

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

3) Exploit direct and indirect distribution channels for our products and services.

4) Develop business partnerships that embrace us as the exclusive business market mobile information solution provider for accessing corporate database applications and enabling full Email mobile support. We are currently in discussions with several Fortune 500 companies interested in an alliance with us for private labeling of our products and services.

5) Launch offshore manufacturing and software development enterprises to support our business goals.

6) Develop plans for extending our solution offerings for use in additional global markets such as Europe, South America and Asia.

We have not initiated any private placement offerings as of this filing and we cannot give any assurances that we will be successful in raising any capital.

EMPLOYEES

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

DESCRIPTION OF PROPERTIES

Our offices are located at 141 Adelaide Street West, Suite 1004, Toronto, Ontario, M5H 3L5.

Pursuant to an oral agreement, we are entitled to use office space otherwise provided to Mr. Howard Geisler, our secretary and director. In addition, we receive office services as may be required from time to time. We do not pay any amount for the office space or services. Any costs of this office are considered immaterial to the financial statements and accordingly are not reflected.

We are in the process of locating adequate office in the United States, which will house our business operations and Mr. Smith our Chief Executive Officer, President and Chairman of the Board.

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

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

b)      Reports on Form 8-K

On June 6, 2001, we reported that CraftClick.Com, Inc. a Delaware corporation ("CraftClick"), and Mobilepro Corp., a Delaware corporation ("Mobilepro"), entered into an Agreement and Plan of Merger dated as of June 1, 2001 ('Merger Agreement"). Under the Merger Agreement, Mobilepro merged with and into CraftClick, with CraftClick being the surviving corporation and the certificate of incorporation and bylaws of CraftClick being the constituent documents of the surviving corporation ("Merger").

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

On August 8, 2001, we filed an amended 8-K to include the pre-merger audited financials of Mobilepro Corp.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                (Registrant) MobilePro Corp.
                                      By     /s/ Scott R. Smith
                                             ------------------
                                             Scott R. Smith,
                                             Chief Executive Officer, President
                                               and Chairman

                                      Date   August 14, 2001