Form 10QSB
period 2001-09-30
MOBILEPRO CORP
filed 2001-11-14
CIK 769592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2001

                       Commission File Number 002-97869-D

                                MOBILEPRO CORP.
               (Exact name of registrant as specified in charter)

            DELAWARE                                             87-0419571
            --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2500 WEST HIGGINS ROAD, STE 1080, HOFFMAN ESTATES, ILLINOIS        60195
-----------------------------------------------------------        -----
        (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code             (847) 755-1320
                                                               --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2001, the Company had outstanding 16,762,203 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

  ITEM NUMBER AND CAPTION                                            PAGE

  PART I

    ITEM 1.   FINANCIAL STATEMENTS                                     3
    ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS           7

  PART II

    ITEM 1.   LEGAL PROCEEDINGS                                        11
    ITEM 2.   CHANGES IN SECURITIES                                    11
    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                          11
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      11
    ITEM 5.   OTHER INFORMATION                                        11
    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                         11

ITEM 1. FINANCIAL STATEMENTS

                                 MobilePro Corp.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                               September 30, 2001

                                                                 Unaudited
                                                               September 30,
                                                                   2001
                                                               -------------
Assets
      Current Assets:
       Cash                                                    $     12,493
                                                               -------------
        Total Current Assets                                         12,493

      Other Assets:
      Equipment                                                         299
      Deposits                                                        1,900
                                                               -------------
      Total Assets                                             $     14,692
                                                               =============
Liabilities
      Current Liabilities:
       Accounts Payable                                             164,125
       Accrued Liabilities                                          225,705
       Short-term Notes Payable                                     100,000
                                                               -------------
      Total Current Liabilities                                     489,830

      Long-term Liabilities
      Notes Payable                                                  64,516
                                                               -------------
      Total Liabilities                                             554,346

Shareholders' Equity
      Convertible Preferred Stock - 35,425
      shares authorized, $.001 par value;
      35,378 shares issued and outstanding                               35

      Preferred Stock - 5,000,000 shares
      authorized, $.001 par value; 0 shares
      issued and outstanding

      Common Stock -50,000,000 shares
      authorized, $.001 par value; 16,737,196
      shares issued and outstanding                                  16,737

      Additional Paid-in Capital                                  1,266,847

      Deficit Accumulated during the Development Stage          (1,823,273)
                                                               -------------
      Total Shareholders' Equity (Deficit)                        (539,654)
                                                               -------------
      Total Liabilities and Shareholder' Equity                $     14,692
                                                               =============

See notes to financial statements.

                                 MobilePro Corp.
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                               September 30, 2001

                                            Unaudited             Unaudited             Unaudited
                                           Three Months           Six Months          From Inception
                                              Ended                 Ended                Through
                                        September 30, 2001    September 30, 2001    September 30, 2001
                                        ------------------    ------------------    ------------------
Revenue                                    $          -          $          -          $          -

Cost of Goods Sold                                    -                     -                     -
                                           ------------          ------------          ------------
               Gross Profit                           -                     -                     -

Expenses
      General and Administrative
      Expenses                                  359,737               818,309             1,381,143
      Research and Development                    1,543                 1,543               447,902
                                           ------------          ------------          ------------
               Total Expenses                   361,280               819,852             1,829,045

Other Income/Expense
      Interest Income                                56                    56                    56
      Other Income                                5,716                 5,716                 5,716
                                           ------------          ------------          ------------
               Total Other Income                 5,772                 5,772                 5,772

                                           ------------          ------------          ------------
               Net Loss                    $  (355,508)          $  (814,080)          $(1,823,273)
                                           ============          ============          ============
      Loss per share                       $    (0.023)          $    (0.054)          $    (0.120)
                                           ============          ============          ============
      Shares outstanding                     15,517,196            15,212,196            15,212,196
                                           ============          ============          ============

See notes to financial statements


                                 MobilePro Corp.
                          (A Development Stage Company)
                 Condensed Consolidated Statement of Cash Flows
                               September 30, 2001


                                                  Unaudited                Unaudited
                                                  Six Months            From Inception
                                                    Ended                   Through
                                              September 30, 2001      September 30, 2001
                                              ------------------      ------------------
 Net Loss                                        $  (814,080)            $(1,823,273)

 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
 Issued stock for services and
   development                                        639,660               1,233,519
 Increase in termination settlement
   liability                                                -                  50,000
 Increase in deposits                                 (1,900)                 (1,900)
 Increase (decrease) in current
   liabilities                                         74,530                 389,830
                                                 ------------            ------------
 Net Cash Used by Operating Activities              (101,790)               (151,824)
 Cash Flows Provided by Investing
   Activities:
 Purchase of computer equipment                         (299)                   (299)
                                                 ------------            ------------
 Net Cash Provided by Investing
   Activities                                           (299)                   (299)
 Cash Flows Provided by Financing
   Activities:
 Increase in loans                                    114,516                 164,616
                                                 ------------            ------------
 Net Cash Provided by Investing
   Activities                                         114,516                 164,616

 Net Decrease in Cash                                  12,427                  12,493

 Cash Balance at Beginning of Period                       66                       -
                                                 ------------            ------------
 Cash Balance at End of Period                   $     12,493            $     12,493
                                                 ============            ============
 Supplemental Disclosures of Non-Cash
   Information:
   Issued stock for services and
     development                                      639,660               1,233,519

See notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

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

2.       MATERIAL EVENTS

In April 2001, the Company reorganized pursuant to a Plan of Merger wherein the Company's domicile was changed from Utah to Delaware, and the Company's common stock was reverse split on the basis of 1 new share for every 100 shares outstanding. As a result of the Merger and reverse split the Company is authorized to issue 55,035,425 shares of capital stock consisting of 50,000,000 shares of common stock, par value $0.001 per share, 5,000,000 shares of preferred stock, par value $0.001 per share, and 35,425 shares of Series A convertible preferred stock, par value $0.001 per share. The holders of common stock have traditional rights as to voting, dividends and liquidation. All shares of common stock are entitled to one vote on all matters; there are no pre-emptive rights and cumulative voting is not allowed. The common stock is not subject to redemption and does not carry any subscription or conversion rights. In the event of liquidation, the holders of common stock are entitled to share equally in corporate assets after satisfaction of all liabilities and payments to any series of preferred stock. In April 2001, the 1,000 Class C Preferred shares were converted to 6,877,678 shares of common stock. On June 6, 2001, the Company and Mobilepro Corp., a Delaware corporation ("Mobilepro"), entered into an Agreement and Plan of Merger dated as of June 1, 2001 ('Merger Agreement"). Under the Merger Agreement, Mobilepro merged with and into CraftClick, with CraftClick being the surviving corporation and the certificate of incorporation and bylaws of CraftClick being the constituent documents of the surviving corporation. In connection with the Merger, CraftClick issued 8,227,663 shares of common stock to Ms. JoAnn Smith representing approximately 55% of the post split 14,907,196 issued and outstanding shares of common stock of CraftClick immediately after the Merger. Ms. Smith is the wife of Mr. Scott R. Smith, the President, Chief Executive Officer and Chairman of CraftClick after the Merger. Ms. Smith will be the single largest stockholder of CraftClick after the Merger. In July 2001 the Company changes its name to Mobilepro Corp.

3.       ISSUANCE OF COMMON STOCK

During the quarter ended September 30, 2001 the Company issued 1,500,000 shares of its common stock for services rendered. These services were valued at $0.165 per share or a total of $247,500. The Company also issued 330,000 shares of its common stock pursuant to the exercise of a special warrant that was issued as a part of the reverse merger agreement with CraftClick.com, Inc. The conversion price of this warrant was $330 or $0.001 per share, the par value of the common stock. The value of these issuances was included in the financials presented herein.

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

Business

Mobilepro Corp. is a development stage company originally incorporated in California in January 1999. We currently trade on the Over-the-Counter Bulletin Board under the stock symbol "MBPO". The following is a business history of the Company.

The Company was first organized in June 1988 as Bud Corp. The Company changed its name to Tecon, Inc. in July 1992. In May 1999 we became Buyit.com, Inc. The name of the Company was changed to CraftClick.com, Inc. on January 4, 2000, as a result of changing our business strategy and focus, which was to become the premier destination for buyers and sellers of arts & crafts products and supplies through the use of Internet websites. Due to the lack of adequate funding and the lack of generating enough Internet traffic to achieve profitability we began to cease our business operations in October 2000. We subsequently disposed of substantially all of our assets in February of 2001 when secured creditors foreclosed on loans made to us.

In April 2001, CraftClick reorganized pursuant to a Plan of Merger wherein our domicile was changed from Utah to Delaware, and our common stock was reverse split on the basis of 1 new share for every 100 shares outstanding.

On June 6, 2001, CraftClick and Mobilepro Corp., a Delaware corporation, entered into an Agreement and Plan of Merger dated June 1, 2001 ("Merger Agreement"). Mobilepro was incorporated on July 14, 2000 and is a development stage company focused on the integration and marketing of complete mobile information solutions that satisfy the needs of mobile professionals. Under the Merger Agreement, Mobilepro merged with and into CraftClick, with CraftClick being the surviving corporation. On July 9, 2001, we changed the name of the corporation from CraftClick.com, Inc. ("CraftClick") to Mobilepro Corp. ("Mobilepro").


Business Strategy

We are a development stage company. We can give no assurances that we will be able to accomplish our business goals, generate sufficient revenues to be profitable, obtain adequate capital funding or continue as a going concern. Our independent auditors have issued a going-concern opinion for the year ended March 31, 2001, which raises substantial doubt as to our ability to continue our business operations.

We intend to develop and market integrated mobile data solutions built on an integrated wireless data communication platform referred to as a "Corporate Digital Assistant" ("CDA"). We will target our mobile solutions to Fortune 1000 companies in need of highly mobile data solutions incorporating corporate email access and local processing of and access to enterprise database applications such as sales force automation and patient information management within the health care industry.

Our goal is to offer products and services for the mobile business professional. This includes developing mobile information solutions for web based and enterprise business applications. The intent is to provide these professionals with the accessibility to the vital information necessary to perform their assigned responsibilities, which could improve sales and customer service for their clients.

A part of our business systems solution includes a wireless based Corporate Digital Assistant(TM) (CDA(TM)) device platform, subscription based portal and wireless services and mobile information client application development services. We believe the benefit of these components as part of a business solution is that each component will be integrated to work with all other components. We also believe that the customers will realize lower costs in utilizing a mobile business strategy while enjoying increased reliability, performance, security and a centralized administration of their business functions.

Our planned product offerings and services include:

1)       Corporate Digital Assistant(TM)(CDA(TM)) Wireless Data Mobile Devices
2)       Wireless and ISP Connection Services (Subscription Requirement)
3) Wireless Corporate and End User Portal Optimization Services (Subscription Options)
4)       Vertical Market Client Application Development Services
5)       Mobile Information Solution Consulting

We also intend to market wireless communication service access as part of our system. Wireless service partners for domestic and international markets will be identified as we develop our products. To that end, we have begun to establish relationships with wireless carriers for connectivity services. We have not finalized any agreements with any of these carriers as of the date of this filing and cannot assure you that our negotiations will be successful in obtaining the needed connectivity services.

We have contacted Taiwan based manufacturers for product development, prototyping and production agreements of our CDA. None of these agreements have been finalized as of this date and no assurances can be given that any agreements will be forthcoming.

Our goal is to have a prototype CDA devise available in the first quarter of calendar year 2002. A global financial services company has been identified and has agreed to be a "Beta" site once we have completed our prototype.

Our wireless portal will provide information that is formatted towards CDA(TM)'s, PDA's and other handheld devices. The portal interface design will be focused on providing the personal user with basic and subscription level features such as an Internet based calendar and contact management, travel information access and the news and financial information feeds available from typical desk top portals such as Yahoo or AOL. This will be offered through a user defined content page. Our portal will include, as part of the subscription services, wireless based email and messaging services. We plan to add paging and/or voice wireless services through the portal within twelve months as the technology is deployed. We also plan to be involved with corporate information technology departments to develop custom functional interfaces that meet their business needs.

There are no assurances that our products, once developed, will be accepted or marketable to our intended customers.

The marketing efforts will generally be targeted toward those mobile professionals that have a continuous need to have access to vertically integrated business application data and services while traveling outside of the home office. We anticipate that our target market will consist of local sales professionals and local field technicians who spend a significant amount of time traveling. On a national level, sales and marketing representatives as well as executives and technicians who travel extensively to cover a much wider market will also be targeted for our products and services. Multilevel marketing companies who employ thousands of representatives could also represent a significant opportunity. We plan to continue defining and expanding our target markets, such as the international market of mobile professionals, as we proceed with our plan.

We plan to create sales and distribution alliances with other specialized companies in various business sectors. Such alliances could include information technology consulting practices, application service providers, Internet service providers, computer OEM's and wireless data service providers.

We intend to employ a direct sales force that will focus on Fortune 1000 companies as well as small to mid-size corporations that are generally neglected by the larger consulting companies. Initially, the sales force will be an outside direct sales organization that can leverage existing relationships. In the future, we plan to bring some or all of these activities in house.

Additional marketing efforts include the pursuit of a company in the United Kingdom. This entity will be responsible for the distribution of our products and mobile consulting services in the European market. We have begun our due diligence process in connection with this potential acquisition, however, we can give no assurance that this or any other acquisition will be successful.

We have many competitors, many of whom are well-recognized brand names and are well financed. Some of the better known competitors include; Casio E-115, Compaq iPaq , Handspring, Palm V, Palm VII and Symbol. There are several more manufacturers including Sony (product based on Palm OS), Hewlett-Packard (product based on Pocket PC, similar to the iPaq) and Handera. To differentiate our products from that of our competition, we have obtained a trademark for our hardware called a "Corporate Digital Assistant" or CDA. The primary distinction between a "Personal Digital Assistant" or PDA and our CDA is that the PDA focus is clearly on the personal consumer and their needs, whereas our CDA is targeted toward the corporate users who have a need for information use and access in a business environment. We may not be able to overcome the strengths of our competitors.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

We had no revenues for the quarter ended September 30, 2001.

Operating expenses for the quarter ended September 30, 2001 were $361,300. We incurred non-cash charges of $247,500 for the issuance of 1,500,000 shares of our common stock for services rendered. In addition, we issued 330,000 shares of our common stock pursuant to the exercise of a special warrant that was granted as a part of the reverse merger with CraftClick. The exercise value of this warrant was $330. The primary cash expenses incurred for the quarter were $32,200 incurred for professional fees such as legal, accounting and public relations. Outside consulting services were $5,000 for securities fees, transfer agent and web/internet design. Payroll and related benefits were $23,200. The remaining expenses included general administrative expenses of operating a start up business.

Operating expenses for the six months ended September 30, 2001 were $818,300. We incurred $92,400 for legal, public relations and accounting services rendered in connection with the registration of our common stock with the Securities and Exchange Commission ("SEC") as well as the compliance filings required by the SEC. We also incurred $639,700 for professional fees, which were incurred for the issuance of common stock in lieu of cash for consulting fees and officer's salary. In addition, we accrued $69,000 for salary due our chief executive officer and president as part of his employment agreement. This salary accrual will eventually be paid in cash should we obtain adequate funding to implement our business plan.

Operating Losses

Our net operating loss for the quarter ended September 30, 2001 was $355,500. For the six months ended September 30, 2001, our net operating loss was $814,100. These losses were incurred primarily as a result of the aforementioned incurred expenses.

We have accumulated approximately $1,823,300 of net operating loss carryforwards as of September 30, 2001, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources:

We do not currently have any revenues, liquidity or capital resources as we move forward into our new business venture and our independent auditors have issued an audit opinion as of March 31, 2001 that raises substantial doubt as to our ability to continue as a going concern. We will need additional financing in order to implement our business plan and continue business. We do not currently have a source for any additional financing and we cannot give any assurances that we will be able to secure any financing.

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

Employees

We currently employ one person. Mr. Scott R. Smith is our President, Chief Executive Officer and Chairman. Mr. Smith devotes 100% of his business time to the affairs of the company. If the business grows as we plan, we anticipate that we will need additional persons to fill administrative, sales and technical positions.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Mr. Howard Geisler resigned from the board of directors and as the Company secretary during the quarter ended September 30, 2001 to pursue other business interests. We are currently searching for a qualified replacement for Mr. Geisler to fill those positions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

b)      Reports on Form 8-K

None

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 (Registrant)  MobilePro Corp.
                                               By: /s/ Scott R. Smith
                                                  --------------------
                                               Scott R. Smith, Chief Executive
                                               Officer, President and Chairman


                                 Date          November 14, 2001