Form 10QSB
period 2001-12-31
MOBILEPRO CORP
filed 2002-02-13
CIK 769592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period ended December 31, 2001

                       Commission File Number 002-97869-D

                                 MOBILEPRO CORP.
               (Exact name of registrant as specified in charter)

             DELAWARE                                       87-0419571
            ---------                                       ----------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

 2500 WEST HIGGINS ROAD, STE 1080, HOFFMAN ESTATES, ILLINOIS         60195
 -------------------------------------------------------------       -----
           (Address of principal executive offices)                (Zip Code)

 Registrant's telephone number, including area code        (847) 755-1320
                                                           ----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 10, 2002, the Company had outstanding 3,084,492 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

  ITEM NUMBER AND CAPTION                                               PAGE
  -----------------------                                               ----

  PART I

    ITEM 1.   FINANCIAL STATEMENTS                                         3
    ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS               7

  PART II

    ITEM 1.   LEGAL PROCEEDINGS                                           11
    ITEM 2.   CHANGES IN SECURITIES                                       11
    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                             11
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         11
    ITEM 5.   OTHER INFORMATION                                           12
    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                            12

ITEM 1. FINANCIAL STATEMENTS



                                 Mobilepro Corp.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                December 31, 2001


                                                              Unaudited
                                                            December 31,
                                                                2001
                                                            -------------
Assets
      Current Assets:
       Cash                                                  $     1,216
                                                            -------------
       Total Current Assets                                        1,216

Other Assets:
       Equipment                                                     299
       Deposits                                                    1,900
                                                            -------------
      Total Assets                                           $     3,415
                                                            =============
Liabilities
      Current Liabilities:
       Accounts Payable                                          110,933
       Accrued Liabilities                                       280,449
       Short-term Notes Payable                                  100,000
                                                            -------------
       Total Current Liabilities                                 491,382

      Long-term Liabilities:
       Notes Payable                                             104,055
                                                            -------------
       Total Liabilities                                         595,437

Shareholders' Equity
      Convertible Preferred Stock - 35,425
       shares authorized, $.001 par value;
       35,378 shares issued and outstanding                           35
      Preferred Stock - 5,000,000 shares
       authorized, $.001 par value; 0 shares
       issued and outstanding
      Common Stock -50,000,000 shares
       authorized, $.001 par value; 3,084,492
       shares issued and outstanding                               3,084
      Additional Paid-in Capital                               1,280,499
      Deficit Accumulated during the Development
       Stage                                                  (1,875,640)
                                                            -------------
       Total Shareholders' Equity (Deficit)                     (592,022)
                                                            -------------
       Total Liabilities and Shareholder' Equity             $     3,415
                                                            =============

See notes to financial statements.


                                 Mobilepro Corp.
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                December 31, 2001



                                                    Unaudited          Unaudited            Unaudited
                                                  Three Months        Nine Months        From Inception
                                                     Ended               Ended               Through
                                                  December 31,        December 31,         December 31,
                                                      2001                2001                 2001
                                                  ------------        ------------       --------------
Revenue                                           $         -         $         -        $          -
Cost of Goods Sold                                          -                   -                   -
                                                  ------------        ------------       --------------
                  Gross Profit                              -                   -                   -

Expenses
      General and Administrative
       Expenses                                        51,796             870,105           1,432,938
      Research and Development                            572               2,115             448,474
                                                  ------------        ------------       --------------
                 Total Expenses                        52,367             872,220           1,881,412

Other Income/Expense
      Interest Income                                       -                  56                  56
      Other Income                                          -               5,716               5,716
                                                  ------------        ------------       --------------
               Total Other Income                           -               5,772               5,772

                                                  ------------        ------------       --------------
                    Net Loss                      $   (52,367)        $  (866,448)       $ (1,875,640)
                                                  ============        ============       ==============

      Loss per share                              $    (0.017)        $    (11.39)       $     (24.66)
                                                  ============        ============       ==============

      Shares outstanding                            3,084,492              76,061              76,061
                                                  ============        ============       ==============


See notes to financial statements


                                 Mobilepro Corp.
                          (A Development Stage Company)
                 Condensed Consolidated Statement of Cash Flows
                                December 31, 2001


                                                                     Unaudited                Unaudited
                                                                    Nine Months            From Inception
                                                                       Ended                   Through
                                                                 December 31, 2001        December 31, 2001
                                                                 -----------------        -----------------
      Net Loss                                                     $    (866,448)           $   (1,875,640)

      Adjustments to reconcile net loss to net
       cash used by operating activities:
      Issued stock for services and development                          639,660                 1,233,519
      Increase in termination settlement liability                             -                    50,000
      Increase in deposits                                                (1,900)                   (1,900)
      Increase (decrease) in current liabilities                          76,082                   391,381
                                                                 -----------------        -----------------
      Net Cash Used by Operating Activities                             (152,606)                 (202,640)


      Cash Flows Provided by Investing Activities:
      Purchase of computer equipment                                        (299)                     (299)
                                                                 -----------------        -----------------
      Net Cash Provided by Investing Activities                             (299)                     (299)


      Cash Flows Provided by Financing Activities:
      Increase in loans                                                  154,055                   204,155
                                                                 -----------------        -----------------
      Net Cash Provided by Investing Activities                          154,055                   204,155

      Net Increase (Decrease) in Cash                                      1,150                     1,216

      Cash Balance at Beginning of Period                                     66                         -
                                                                 -----------------        -----------------
      Cash Balance at End of Period                                $       1,216            $        1,216
                                                                 =================        =================
Supplemental Disclosures of Non-Cash Information:
    Issued stock for services and development                            639,660                 1,233,519


See notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Unaudited)

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


2.       ISSUANCE OF COMMON STOCK

On November 19, 2001, the Company implemented a 200 for 1 reverse stock split, which resulted in 84,492 shares outstanding. There were no fractional shares issued. Concurrent with the reverse stock split, the Company issued 3,000,000 new shares of common stock to Dungavel, Inc., an investor in the Company. This issuance was required pursuant to an Investor Rights Agreement, which the Company entered into with Dungavel on June 1, 2001 as part of the Merger with CraftClick.com Inc.

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

Business

Mobilepro Corp. is a development stage company and currently trades on the Over-the-Counter Bulletin Board under the stock symbol "MOBL". The following is a brief business history of the Company and its Merger partner, CraftClick.com, Inc.

The Company with which we merged in June of 2001 was first organized in June 1988 as Bud Corp. The Company changed its name to Tecon, Inc. in July 1992, then to Buyit.com, Inc. in May 1999 and finally to CraftClick.com, Inc. on January 4, 2000. CraftClick's business strategy and focus was to become the premier destination for buyers and sellers of arts & crafts products and supplies through the use of Internet websites. Due to the lack of adequate funding and the lack of generating enough Internet traffic to achieve profitability CraftClick began to cease business operations in October 2000. CraftClick subsequently disposed of substantially all of its assets in February of 2001 when secured creditors foreclosed on outstanding loans made to the Company.

In April 2001, CraftClick reorganized pursuant to a Plan of Merger wherein its domicile was changed from Utah to Delaware, and the common stock was reverse split on the basis of 1 new share for every 100 shares outstanding.

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

On November 19, 2001, Mobilepro implemented a 200 for 1 reverse stock split. There were no fractional shares issued. Concurrent with the reverse stock split, Mobilepro issued 3,000,000 new shares of common stock to Dungavel, Inc., pursuant to an Investor Rights Agreement, which the Company entered into with Dungavel on June 1, 2001 as part of the Merger with CraftClick.com Inc.

Business Strategy

We are a development stage company. We can give no assurances that we will be able to accomplish our business goals, generate sufficient revenues to be profitable, obtain adequate capital funding or continue as a going concern. Our independent auditors have issued a going-concern opinion for the year ended March 31, 2001, which could indicate substantial doubt as to our ability to continue our business operations.

Our current business plan calls for the development, manufacturing and marketing of integrated mobile data solutions built on an integrated wireless data communication platform referred to as a "Corporate Digital Assistant" ("CDA"). The target markets for our mobile solutions will be Fortune 1000 companies in need of highly mobile data solutions incorporating corporate email access and local processing of and access to enterprise database applications such as sales force automation.

We plan to offer products and services for the mobile business professional. This includes developing mobile information solutions for web based and enterprise business applications. Our intent is to provide these professionals with the accessibility to the vital information necessary to perform their assigned responsibilities, which could improve sales and customer service for their clients.

We anticipate that our business systems solutions will include a wireless based Corporate Digital Assistant(TM) (CDA(TM)) device platform, subscription based portal and wireless services and mobile information client application development services. Our product goal is to offer business solution packages whereby each component will be integrated to work with all other components. We also believe that the customers will realize lower costs in utilizing a mobile business strategy while enjoying increased reliability, performance, security and a centralized administration of their business functions.

Our planned product offerings and services will include:

o        Corporate Digital Assistant(TM)(CDA(TM)) Wireless Data Mobile Devices
o        Wireless and ISP Connection Services (Subscription Requirement)
o Wireless Corporate and End User Portal Optimization Services (Subscription Options)
o        Vertical Market Client Application Development Services
o        Mobile Information Solution Consulting

We also intend to market wireless communication service access as part of our system. Wireless service partners will be identified as we develop our products. To that end, during the current quarter we have secured key commitments from vendors that will provide us with wireless handheld devises and other wireless connectivity services. We are currently in negotiations with these vendors to finalize terms of the agreements. We cannot assure you that our negotiations will be successful in obtaining the needed services.

We have contacted Taiwan based manufacturers for product development, prototyping and production agreements of our CDA. None of these agreements have been finalized as of this date and no assurances can be given that any agreements will be forthcoming.

We intend for our wireless portal to provide information that is formatted towards CDA(TM)'s, PDA's and other handheld devices. The portal interface design will be focused on providing the personal user with basic and subscription level features such as an Internet based calendar and contact management, travel information access and the news and financial information feeds available from typical desk top portals such as Yahoo or AOL. This service will be offered through a user defined content page. Our portal will include, as part of the subscription services, wireless based email and messaging services. We plan to add paging and/or voice wireless services through the portal within twelve months as the technology is deployed. We also plan to be involved with corporate information technology departments to develop custom functional interfaces that meet their business needs.

There are no assurances that our products, once developed, will be accepted or marketable to our intended customers.

Our marketing efforts will generally be focused toward those mobile professionals that have a continuous need to have access to business application data and services while traveling outside of the home office. This market will consist of local sales professionals and local field technicians who spend a significant amount of time traveling. On a national level, sales and marketing representatives as well as executives and technicians who travel extensively to cover a much wider market will also be targeted for our products and services. If we are successful within our initial target market, we plan to expand into other markets such as the international market of mobile professionals.

We also plan to create sales and distribution alliances with other specialized companies in various business sectors. Such alliances could include information technology consulting practices, application service providers, Internet service providers, computer OEM's and wireless data service providers.

We intend to employ a direct sales force that will focus on Fortune 1000 companies as well as small to mid-size corporations that are generally neglected by the larger consulting companies. Initially, the sales force will be an outside direct sales organization that can leverage existing relationships. We intend to bring some or all of these activities in house at some point in the future.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

We had no revenues for the quarter ended December 31, 2001.

Our operating expenses for the quarter ended December 31, 2001 were $52,400. Our primary expense was incurred in connection with salary due our chief executive officer and president as part of his employment agreement. In connection with this agreement we accrued $45,200 in compensation expenses during the quarter. This salary accrual will eventually be paid in cash should we obtain adequate funding to implement our business plan. The remaining expenses included general administrative expenses of operating a start up business.

Operating expenses for the nine months ended December 31, 2001 were $872,200. We incurred $50,700 for legal fees, public relations and accounting services rendered in connection with the registration of our common stock with the Securities and Exchange Commission ("SEC") as well as our compliance filings with the SEC. We incurred $639,700 for professional fees for the issuance of common stock in lieu of cash for consulting fees and officer's salary. In addition, we accrued $114,200 for salary due our chief executive officer and president as part of his employment agreement.

Operating Losses

Our net operating loss for the quarter ended December 31, 2001 was $52,400. For the nine months ended December 31, 2001, our net operating loss was $886,400. These losses were incurred primarily as a result of the aforementioned incurred expenses.

We have accumulated approximately $1,875,600 of net operating loss carryforwards as of December 31, 2001, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources:

As of December 31, 2001, we had a total Stockholders' Deficit of $592,000 and do not currently have any revenues, liquidity or capital resources as we move forward with our business plan and our independent auditors have issued an audit opinion as of March 31, 2001 that raises substantial doubt as to our ability to continue as a going concern. We will need additional financing in order to implement our business plan and continue business. We do not currently have a source for any additional financing and we cannot give any assurances that we will be able to secure any financing.

The traditional markets for raising capital have become extremely more difficult in the last few months due to a depressed economy, large well-known business failures and the events of September 11, 2001.

We are continuing with our plan to raise $2,000,000 to $5,000,000 in a private placement offering followed by $15,000,000 to $25,000,000 in a secondary offering, to be used for the following purposes:

o To design and launch an Internet portal that is tailored to the unique characteristics of wireless data access, portable device formatting, and vertical application service tie-ins.
o To create a uniquely designed wireless data portable CDA device that has mobile data communications as an embedded core function through both wireless and wireline connectivity options.
o To locate direct and indirect distribution channels for our products and services.
o To develop business partnerships that embrace us as the exclusive business market mobile information solution provider for accessing corporate database applications and enabling full Email mobile support.
o To develop offshore manufacturing and software development enterprises to support our business goals.
o To extend our product offerings to global markets such as Europe, South America and Asia.

We have not initiated any private placement offerings as of this filing and we cannot give any assurances that we will be successful in raising any capital.

Employees

We currently employ one person. Mr. Scott R. Smith is our President, Chief Executive Officer and Chairman. Mr. Smith devotes 100% of his business time to the affairs of the Company. We anticipate that we will need additional persons to fill administrative, sales and technical positions if we are successful in implementing our business plan.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 1, 2001, a majority of the Stockholders and the Board of Directors of the Company approved the 2001 Equity Performance Plan. The purpose of the Mobilepro Corp. 2001 Equity Performance Plan is to enable the Company to offer to its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company and its Subsidiaries have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The various types of long-term incentive awards that may be provided under the Plan will enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its businesses.

On November 16, 2001 a majority of the  Stockholders  and the Board of Directors
of  the  Company  approved  the  following   Certificate  of  Amendment  of  the
Certificate of Incorporation of Mobilepro Corp.:

FIRST:  The name of the Corporation is Mobilepro Corp.

SECOND: The Certificate of Incorporation of the Corporation is hereby amended by deleting the first paragraph of Article FOURTH in its entirety and by substituting the following two new paragraphs at the beginning of Article FOURTH in lieu thereof:

           "FOURTH: That as of the effective date of this Certificate of Amendment of the Certificate of Incorporation of the Corporation ("Amendment") each 200 shares of the Corporation's common stock that is issued and outstanding shall be changed, without any further action, into one fully paid and non-assessable share of the Corporations common stock, fractional shares to be rounded up.

           As of the effective date of this Amendment, after the reverse stock split set forth above, the total number of shares of capital stock of all classes which the Corporation shall have authority to issue in 55,035,425 shares, of which 50,000,000 shares shall be common stock, par value $.001 per share ("Common Stock"), 5,000,000 shares shall be preferred stock, par value $.001 per share ("Preferred Stock") and 35,425 shares shall be the Series A Convertible Preferred Stock, par value $.001 per share. ("Series A Convertible Preferred Stock")."

THIRD: The foregoing Amendment of Certificate of Incorporation was duly approved by the Corporation's Board of Directors in accordance with the provisions of
Section 242 of the General Corporation Law of the State of Delaware and thereafter was duly adopted by the consent of the holders of a majority of the outstanding voting stock of the Corporation in accordance with the provisions of Sections 228 and 242 of the General Corporation Law of the State of Delaware.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

b)      Reports on Form 8-K

None

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                (Registrant)  Mobilepro Corp.

                       By:    /s/ Scott R. Smith
                              ------------------------------
                              Scott R. Smith, Chief Executive Officer,
                              President and Chairman

                     Date:    February 13, 2002