Form 10KSB/A
period 2001-03-31
MOBILEPRO CORP
filed 2002-07-05
CIK 769592

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 KSB/A

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2001

MOBILEPRO CORP.

(Exact Name of Registrant as Specified in Charter)

Delaware	002-97869-D	87-0419571

(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

3204 Tower Oaks Blvd., Suite 350 Rockville, MD 20852

(Address of principal executive offices) (Zip Code)

(301) 230-9125

(Registrant’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

TITLE OF CLASS NONE	NAME OF EACH EXCHANGE ON WHICH REGISTERED NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
COMMON STOCK

(TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year: $725,378.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of June 23, 2001, the aggregate market price of the voting stock held by non-affiliates was approximately $8,015,440.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 23, 2001, the Company had outstanding 14,907,203 shares of its common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

CraftClick.com, Inc. incorporated under the laws of the State of California in January, 1999, as BuyIt.com, Inc. (“BuyIt”). From inception through March 31, 1999, we engaged in preliminary activities related to the set up of an Internet auction business. On April 16, 1999, we entered into an Agreement and Plan of Reorganization (“Plan”) with Tecon, Inc. (“Tecon”), a Utah Corporation, wherein all of the outstanding shares and subscriptions of BuyIt were exchanged for 8,500,000 shares (for the outstanding shares) of common stock of Tecon, and 245,997 shares (for the outstanding subscriptions) of common stock of Tecon. At the conclusion of all the transactions contemplated in the Plan, BuyIt shareholders and subscribers owned 8,745,997 shares of total outstanding shares of 12,179,249, or 71.9%. The survivor in the aforementioned combination was Tecon whose name was changed to BuyIt.com, Inc, simultaneously with the Plan. We changed our name to CraftClick.com, Inc. on January 4, 2000, as a result of changing our business strategy and focus-which was to become the premier destination for buyers and sellers of arts & crafts products and supplies through the use of Internet websites. Due to the lack of adequate funding and the lack of generating enough Internet traffic to achieve profitability we began to cease our business operations in October 2000. We subsequently disposed of substantially all of our assets in February of 2001 when secured creditors foreclosed on loans made to us.

In April, 2001, we reorganized pursuant to a Plan of Merger wherein our domicile was changed from Utah to Delaware, and our common stock was reverse split on the basis of 1 new share for every 100 shares outstanding.

On June 6, 2001, CraftClick and Mobilepro Corp., a Delaware corporation (“Mobilepro”), entered into an Agreement and Plan of Merger dated June 1, 2001 (“Merger Agreement”). Under the Merger Agreement, Mobilepro merged with and into CraftClick, with CraftClick being the surviving corporation. In connection with the Merger, we issued to Ms. JoAnn Smith, a majority Mobilepro shareholder an aggregate of 8,227,663 shares of common stock representing approximately 55% of the post split of 14,907,196 issued and outstanding shares of our common stock immediately after the Merger. Ms. Smith is the wife of Mr. Scott R. Smith, our current President, Chief Executive Officer and Chairman. Ms. Smith is our single largest stockholder after the Merger.

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

BUSINESS STRATEGY AFTER THE MOBILEPRO MERGER

We are a development stage company and therefore, the following business strategy contains forward-looking information and we can give no assurances that we will be able to accomplish these goals, generate sufficient revenues to be profitable, obtain adequate capital funding or continue as a going concern. Our independent auditors have issued a going-concern opinion for the year ended March 31, 2001 (See “Financial Statements and Supplementary Data”).

Our strategy is to position ourselves as a provider of wireless business solutions for the mobile business professional workforce. We intend to develop complete mobile information solutions that include products and services such as wireless handheld devises and Web based enterprise applications. As of yet, none of the products or services is yet available for sale. As a solutions provider, we intend to bundle the service and the hardware device into a single offering. The strategy is for the Company to develop the overall designs of both the hardware and the software of the devises but to outsource the actual manufacturing and the detailed software development to existing devise providers. We intend to distribute the devises with the bundled software through various distribution channels including direct sales and alliance partners with co-marketing and referrals. The Web based services will be developed jointly with strategic development partners and maintained and operated jointly with ISP and Web-hosting partners. The applications that drive the demand for this strategy is the ever increasing use of E-mail for business correspondence and the need for mobile professionals at all levels of an organization to access corporate data and applications from outside their offices. Both of these applications provide the mobile professional with the needed information to increase sales for their company and improve all around customer service for the benefit of their clients. Customer Relationship Management, Patient Record Management, Supply Chain Management and Sales Force Automation are some of the market applications that stand to benefit from our solution offerings.

The principal products and services that we intend to offer are as follows:

1.	Integrated wireless handheld devices. Coined as a Corporate Digital Assistant (“CDA”). The term was developed to separate our devices from what is commonly known in the industry as PDA devices or Personal Digital Assistant. The emphasis for the MobilePro CDA being on the corporate user vs. the consumer user or individual user. This device is still in the development stage.

2.	Wireless based “gateway” subscription service. We intend to bundle this service with the CDA devices providing features for the corporate customer such as personal web pages and E-mail messaging. This service is still in the development stage. After our development of the service, we intend to establish and maintain it jointly with a strategic ISP and web-hosting partner.

3.	Wireless “connectivity” service. To be bundled within and part of the “gateway” subscription service is a wireless connectivity service established through a reseller or agent agreement with certain wireless carriers. The choice of carrier has not yet been made. This service will be available upon the signing of agreements recognizing Mobilepro as a reseller or agent of these carrier services.

4.	Application Development Services — To be offered as a contract service to those customers in need of customization of applications for the access of enterprise data for the mobile environment. This will be done either in partnership with other third party development firms, completed entirely under our direction or a combination of the two. This service will be available upon the launch of the overall services of the Company.

5.	Mobile Consulting Services — To be offered as a contract consulting service to assist customers define a strategic strategy for the mobile access of their enterprise data. Mobilepro is prepared to engage in this service now.

MARKET/INDUSTRY PROJECTIONS

We believe the demand for information by mobile professionals will have to be met by mobile information solutions comprised of products and services that are designed for a mobile workforce. Projections in handheld computers validate the move of workers from the office to the field. The projections for handheld devices are expected to be significant year over year for the next five years.

FINANCIAL FUNDING NEEDS AND USE OF FUNDS

The Company will need additional financing and may use a private placement offering or debt financing to raise such additional funds, to be used for the following:

1)	Design and launch an Internet portal that is tailored to the unique characteristics of wireless data access, portable device formatting, and vertical application service tie-ins.

2)	Launch a uniquely designed wireless data portable CDA device that has mobile data communications as an embedded core function through both wireless and wireline connectivity options.

3)	Exploit direct and indirect distribution channels for Mobilepro™ products and services.

4)	Develop business partnerships that embrace Mobilepro™ as the exclusive business market mobile information solution provider for accessing corporate database applications and enabling full Email mobile support.

5)	Launch offshore manufacturing and software development enterprises to support the business goals of Mobilepro™.

6)	Develop plans for extending our solution offerings for use in additional global markets such as Europe, South America and Asia.

We have not initiated any private placement offerings as of this filing and we cannot give any assurances that we will be successful in raising any capital.

THE PRODUCT

PRODUCTS AND SERVICES

1)	Corporate Digital Assistant™ (CDA™) Wireless Data Mobile Devices

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

The second and probably the most visible aspect of Mobilepro™ will be the wireless Internet portal to be designed, launched and maintained by Mobilepro™. Not only is this a significant value component for our customers, it also represents an opportunity for Mobilepro™ to gain significant brand awareness in the wireless service industry.

The wireless portal will provide information that is formatted towards CDA™’s, PDA’s and handheld devices. There are two aspects to the portal interface design. The first is to satisfy the personal user with basic and subscription level PIM features such as Internet based calendar and contact management, travel information access and the usual news and financial information feeds available from typical desk top portals such as Yahoo. This will be offered through a user defined content page.

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

Initially, our plan is to keep the Mobilepro™ portal a closed system for our customers that purchase and use our CDA platform. As competitive devices hit the market that have the ability to access this portal, we will open up the portal for resale to other providers.

We plan to develop custom interfaces on top of our portal foundation to give our customers maximum functionality in using application services hosted by service providers or applications hosted by corporate IT departments. Mobilepro™ will further extend the value proposition to the customer by offering vertical client application development services as part of our mobile solution consulting unit.

There are no assurances that our products, once developed, will be accepted or marketable to our intended customers.

MARKETING AND COMPETITION

MARKETING

The Mobilepro™ Freewire branded products will generally be targeted to those mobile professionals that have a continuous need to have access to vertically integrated business application data and services while traveling outside of the home office. We believe the typical professionals needing our products and services include the following:

1.	Local Sales Professionals who spend significant time in a vehicle. Having access to email, LAN and Internet based applications from your vehicle is a desired capability for this group. Sales Force Automation (SFA) and Customer Relationship Management (CRM) are typical vertical market applications to address for sales professionals.

2.	Local Field Technicians Same needs as the Local Sales Professionals.

3.	Sales/Marketing/Executive/Technical Professionals who cover a nationwide footprint. Having access to email, LAN and Internet based applications as well as typical horizontal based Personal Information Management (PIM) applications are desired. A PIM application is essentially the calendar and contact information feature typically found on a Palm-type handheld device.

4.	International markets.

5.	Multi-Level Marketing (MLM) companies — with tens of thousands of representatives on the street, this represents a significant opportunity.

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

Our primary mode of sales and distribution will be accomplished through creating alliances and partnerships with other companies for co-marketing in the following areas:

1)	Information Technology Consulting Practices

2)	Application Service Providers

3)	Internet Service Providers

4)	Computer Original Equipment Manufacturers (OEM’s)

5)	Wireless Data Service Providers

These alliance partners will be utilized in the distribution of our products and services through co-marketing and referrals primarily. We have also identified alliance partners for distribution in the insurance, medical, route sales and CRM industry verticals. We plan to enter into negotiations with these firms in the near future.

With all the possible partnerships outlined above, Mobilepro™ mobile information solution strategy brings significant value added components to the end user customer regardless of the specific vertical market requirements.

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

And finally, to provide further brand building and to address the more horizontal market opportunities, we plan to launch an Internet based e-commerce site to sell our devices in a typical Business to Consumer (B2C) market arena. This is necessary in order to address the millions of mobile professionals who are personally responsible for identifying and purchasing their own wireless solutions.

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

Our analysis of the competition and perceived competition will be focused on those products and services that are similar to ours. We will also identify where we see the wireless Internet industry as a whole is headed. Our strategy is to develop and market an Integrated “Mobile Information Solutions”. Since our solution is comprised of three primary revenue streams, the result is that we cross several traditional industry sectors and therefore, we have competitors or potential competitors on more than one front. Our competition then is best defined as point solution competitors. We have not identified any other company with an Integrated System Solution strategy that would compete directly with our products. The point solutions are a) hardware, b) software and services, and c) consulting.

As a means to clearly differentiate our products from that of perceived competition, we have coined a new product category called a “Corporate Digital Assistant” or CDA. The primary and relevant distinction between a “Personal Digital Assistant” or PDA and our CDA is that the PDA focus is clearly on the consumer and consumer desires whereas the CDA is focused on features and capabilities that strike home with corporate users who have a need for information use and access in business. We may not be able to overcome the strengths of our competitors.

RESEARCH AND DEVELOPMENT

Our product development efforts are focused on defining the functionality of the product and developing services for it. We believe the innovation and design of our product will play an important role in our success. We intend to identify and respond to the needs of our customers by introducing new designs with an emphasis on innovations in the functionality, simplicity and ease of use of our products and services.

We estimate that the amount of time spent during the last two years on research and development activities uniquely for our product and services was approximately $0 and 450,000 for the fiscal years ended March 31, 2001 and 2000, respectively. None of the cost of such activities were borne directly by customers. We have no individual people engaged in research and development activities.

INTELLECTUAL PROPERTY

As of March 31, 2001, there were no patent applications pending.

GOVERNMENT APPROVALS

We believe that the only government approval that is required is that the device(s) must adhere to certain FCC section requirements because it does in fact contain a radio transmitter. The contract manufacturer will handle this for the Company.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

Our Common Stock is traded in the over-the-counter market and quoted on OTC EBB under the symbol “CFTC” and quoted in the pink sheets published by the National Quotations Bureau. From time to time, a very small number of securities broker-dealers published only intermittent quotations for the Common Stock, and there was no continuous, consistent trading market. The trading volume in the Common Stock has been and is extremely limited. During the above period, the limited nature of the trading market created the potential for significant changes in the trading price for the Common Stock as a result of relatively minor changes in the supply and demand for Common Stock and perhaps without regard to our business activities. Because of the lack of specific transaction information and our belief that quotations during the period were particularly sensitive to actual or anticipated volume of supply and demand, we do not believe that such quotations during this period are reliable indicators of a trading market for the Common Stock.

As of June 23, 2001, there were approximately 798 holders of record of our Common Stock, which does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

TRANSFER AGENT

The transfer agent for our Common Stock is Interwest Transfer Co., 1981 East Murray-Holladay Rd., P. O. Box 17136, Salt Lake City, Utah 84117.

Subject to the above limitations, we believe that during the six fiscal quarters preceding the date of this filing, the high and low sales prices for the Common Stock during each quarter are as set forth in the table below The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The sales prices were obtained from OTC Bulletin Board NASDAQ Trading & Market Services. These high and low sales prices do not reflect the effects of the 1 for 100 share reverse stock split, which occurred subsequent to March 31, 2001, our fiscal year end.

QUARTER ENDED	HIGH	LOW

March 31, 2001	0.1875	0.0156
December 31, 2000	0.5312	0.0625
September 30, 2000	2.00	0.375
June 30, 2000	3.875	0.875
March 31, 2000	2.875	1.6875
December 31, 1999	4.75	1.00

The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Our shares are subject to the provisions of Section 15 (g) and Rule 15g-9 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule. Section 15 (g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets; or exempted from the definition by the Commission. Since our shares are a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our Common Stock and may affect the ability of shareholders to sell their shares.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information
(As of 3/31/01)

		Weighted average
	Number of securities to	exercise price of	Number of
	be issued upon exercise	outstanding	securities
Equity Compensation Plan	of outstanding options,	options, warrants	remaining available
Categories	warrants and rights	and rights	for future issuance

Approved by security holders - 2000 Stock Option Plan	4,465,824	$0.69	102,062
Not approved by security holders - None	0	0	0

Total	4,465,824	$0.69	102,062

The securities underlying the 2000 Stock Option Plan were registered on the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on August 8, 2000 (File No. 333-43292).

RECENT SALES OF SECURITIES

COMMON STOCK

We have issued the following shares of our common stock from March 31, 2000 through June 1, 2001. On May 11, 2001, we implemented a 1 share for 100 shares reverse stock split of our common stock. The issuances below have not been adjusted for this reverse stock split except for Ms. Smith who received her shares on a post reverse split basis.

On April 16, 1999, we had subscriptions to issue 257,666 shares of our common stock for consideration of $386,499 at the time of the Plan with Tecon (See “BUSINESS”). These subscriptions were reduced to 245,997 and were exercised upon the consummation of the Plan with Tecon. Tecon also issued 1,621,621 shares of common stock of Tecon for additional subscriptions in consideration of $600,000, cash. Additional subscriptions were received and 215,702 common shares were issued for $315,515. Simultaneously, we issued 10,333 common shares for business equipment valued at $15,500. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

At various dates during the year ended March 31, 2000, we issued 1,812,829 shares of common stock to various consultants and professionals for services rendered to the Company. The total value of the shares has been recorded at $1,000,000. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

From April through June 2000, we issued 430,000 shares of common stock for additional website business valued at $.75 per share or $322,500. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

In August 2000, we granted 1,903,574 common stock options valued at $475,000. The options were granted pursuant to the “2000 Stock Option Plan”. As of March 31, 2001, we had granted 2,562,250 options vesting over a period of up to 4 years with an exercise price of $1.00. Since these options were granted, 1,186,000 were cancelled and 850,125 expired due to termination of employee relationships.

On June 7, 2000 we exchanged 500,000 shares of our stock for 450,706 shares of Popmail.com in a transaction valued at $500,000. We subsequently sold this investment to meet our financial obligations. The shares were “Restricted” under S144. On September 15, 2000, the Popmail.com stock was sold to an individual related party for $74,650. A loss of $425,350 was realized during the period. Approximately $225,353 of the loss was due to market value decline during the holding period. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On March 12,, 2001, we issued 4,040,000 shares of common stock for services valued at $1,284,923. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On December 1, 2000, we issued 25,000,000 shares of common stock at $.004 per share and 1,000 shares of Class C preferred stock at $10 per share to creditors as settlement of $110,000 worth of debt. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On March 16, 2001, Dungavel, Inc., a Bahamian company, contracted to purchase the above referenced 25,000,000 shares of our common stock and 1,000 shares of our Class C Preferred Stock from the former creditors (Metropolitan Capital Partners LLC), in a private sale to an accredited/sophisticated investor. The shares continued to be restricted in the hands of Dungavel, Inc. and therefore the certificate beared the same legend as the original certificates. The Class C Preferred Stock is convertible at any time prior to December 31, 2001, into 11.5% of the then issued and outstanding common stock of CraftClick.com, Inc., computed on a fully diluted basis. Together the common stock and the Class C Preferred Stock acquired by Dungavel, Inc.

represents greater than 50% of the voting control of CraftClick.com, Inc., on an as converted basis. The sale was consummated as of March 27, 2001. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On April 24, 2001, the 1,000 Class C Preferred shares were converted to 6,877,678 shares of common stock. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On June 6, 2001, CraftClick.Com, Inc. a Delaware corporation (“CraftClick”), and Mobilepro Corp., a Delaware corporation (“Mobilepro”), entered into an Agreement and Plan of Merger dated as of June 1, 2001. Under the Merger Agreement Mobilepro merged with and into CraftClick, with CraftClick being the surviving corporation. In connection with the Merger, We issued to Ms. Joann M. Smith an aggregate of 8,227,663 shares of common stock representing approximately 55% of our 14,907,196 issued and outstanding shares of common stock. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

In May 2001, we registered 6,500,000 shares of our common stock for future issuance under the “2001 Performance Equity Plan”. In June 2001, we issued a total of 2,600,000 shares to the following parties: 250,000 shares to Dungavel Inc. for services performed in connection with the Mobilepro merger and reorganization and re-incorporation, 250,000 to Mr. Scott R. Smith, our Chief Executive Officer for employment services, 1,475,000 to ZDG Investments for consulting services regarding the Mobilepro merger and reorganization and re-incorporation, 50,000 shares each to Mr. Howard Geisler, Mr. Mitchell Geisler and Ms. Cindy Roach for services as officers and directors, 25,000 to Weil Consulting Corp. for merger consultations and 450,000 to Henning Capital Ltd. for merger consultations.

PREFERRED STOCK

On November 1, 1999, we offered securities through a Confidential Private Placement Memorandum (PPM). This PPM offered accredited investors the opportunity to purchase units of two (2) shares of Series A Convertible Preferred Stock, each share convertible any time to 10 shares of common stock, and warrants exercisable for three years to purchase ten (10) shares of common stock at $1. The warrants may be redeemed at our option on 30 days’ notice to holders of the warrants at a redemption price of $.05 per warrant, if the average closing price of our common stock equals or exceeds $5 per share for 20 consecutive days within a period of 30 consecutive trading days. An investor must purchase a minimum of 1,000 units at $20 per unit, or a minimum investment of $20,000. Through March 31, 2001, we have issued 139,000 shares for cash of $1,390,000.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein. These financial statements reflect only the financial information of our prior business operations as an Internet arts and crafts business and are not reflective of our new business strategy (See “BUSINESS”).

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

OVERALL OPERATING RESULTS

We had sales from our arts and crafts operation of $725,378 for the year ended March 31, 2001 as compared to sales of $154,986 for the year ended March 31, 2000. Gross profits on these sales were $229,745 and $51,770, respectively. However, our general and administrative expenses were $3,715,293 for the current year and $2,903,800 for the prior year, which resulted in substantial operating losses for each year. Operating losses were $3,485,548 and $2,852,030 for the years ended March 31, 2001 and 2000, respectively. The areas where we expended the most funds for each year were for payroll, professional fees, consulting fees, shipping and handling and marketing expenses. Because of these large losses and the fact that we did not have adequate capital in order to continue to operate, we ceased operations in October 2000. See “BUSINESS” for our change in control and our future business strategy.

Our net losses after taxes and other income/expenses were $5,630,700 for March 31, 2001 and $2,838,863 for March 31, 2000. We incurred a loss on disposal of assets in the amount of $2,216,977 for the year ended March 31, 2001, which was incurred as a result of closing down the previously mentioned arts and crafts business.

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

LIQUIDITY AND CAPITAL RESOURCES

We do not currently have any revenues, liquidity or capital resources as we move forward into our new business venture (See “BUSINESS”) and our independent auditors have issued a going-concern opinion. We will need additional financing in order to implement our business plan and continue as a going concern. We do not currently have a source for any additional financing and we cannot give any assurances that we will be able to secure any financing.

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

PLAN OF OPERATION

This plan of operation does not reflect only the financial information of our prior business operations as an Internet arts and crafts business and are reflective of our new business strategy (See “BUSINESS”).

The Company will need additional financing and may use a private placement offering or debt financing to raise such additional funds, to be used for the following:

1)	Design and launch an Internet portal that is tailored to the unique characteristics of wireless data access, portable device formatting, and vertical application service tie-ins.

2)	Launch a uniquely designed wireless data portable CDA device that has mobile data communications as an embedded core function through both wireless and wireline connectivity options.

3)	Exploit direct and indirect distribution channels for Mobilepro™ products and services.

4)	Develop business partnerships that embrace Mobilepro™ as the exclusive business market mobile information solution provider for accessing corporate database applications and enabling full Email mobile support.

5)	Launch offshore manufacturing and software development enterprises to support the business goals of Mobilepro™.

6)	Develop plans for extending our solution offerings for use in additional global markets such as Europe, South America and Asia.

We have not initiated any private placement offerings as of this filing and we cannot give any assurances that we will be successful in raising any capital.

As of the date of this report, the Company does not have enough cash and cash equivalents to meet its cash requirements for its current obligations and anticipated cash requirements for the next month. As of the date of this report, the within the next several months, the Company has to raise additional funds, either by issuing equity or debt, in order to meet its cash obligations.

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

FORWARD-LOOKING INFORMATION

From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project or projected”, or similar expressions are intended to identify “forward-looking statements”. Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

We are currently unaware of any trends or conditions other than those previously mentioned in this management’s discussion and analysis that could have a material adverse effect on the Company’s consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company’s prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRAFTCLICK.COM, INC.
[A DEVELOPMENT STAGE COMPANY]

PAGE

Independent Auditors’ Report	F-2
Balance Sheet — March 31, 2001	F-3
Statements of Operations for the periods ended March 31, 2001 and 2000, and for the period from inception [January 20, 1999] through March 31, 2001	F-4
Statement of Stockholders’ Equity/(Deficit) for the periods ended March 31, 2001 and 2000, and for the period from inception [January 20, 1999] through March 31, 2001	F-5
Statements of Cash Flows for the periods ended March 31, 2001 and 2000, and for the period from inception [January 20, 1999] through March 31, 2001	F-7
Notes to Financial Statements	F-8

INDEPENDENT AUDITORS’ REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS
CRAFTCLICK.COM, INC. [A DEVELOPMENT STAGE COMPANY]

We have audited the accompanying balance sheet of CraftClick.com, Inc., formerly known as Tecon, Inc., [a development stage company] as of March 31, 2001, and the related statements of operations, stockholders’ equity/(deficit), and cash flows for the periods ended March 31, 2001 and 2000, and for the period from inception [January 20, 1999] through March 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has minimal current revenue generating activities which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mantyla McReynolds

Salt Lake City, Utah
June 22, 2001

CRAFTCLICK.COM, INC.
[A DEVELOPMENT STAGE COMPANY]
BALANCE SHEET
MARCH 31, 2001

ASSETS
Assets:
Current Assets:
Cash	$27

Total Current Assets	27

TOTAL ASSETS	$27

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Liabilities:
Current Liabilities:
Accounts Payable	$30,820
Accrued Liabilities	5,000

Total Current Liabilities	35,820

TOTAL LIABILITIES	35,820
Stockholders’ Equity/(Deficit):
Preferred Stock — 5,000,000 shares authorized, $.001 par value; 110,000 shares issued and outstanding — Note 10	140
Capital Stock — 300,000,000 shares authorized having $.001 par value; 48,805,018 shares issued and outstanding — Note 5	48,805
Additional Paid-in Capital	8,394,742
Deficit accumulated during the development stage	(8,479,480)

TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(35,793)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$27

See accompanying notes to financial statements.

CRAFTCLICK.COM, INC.
[A DEVELOPMENT STAGE COMPANY]
STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000 AND
FOR THE PERIOD FROM INCEPTION
[JANUARY 20, 1999] THROUGH MARCH 31, 2001

			Inception
	March 31,	March 31,	through March
	2001	2000	31, 2001

Revenues	$725,378	$154,986	$880,364
Cost of Sales	(495,633)	(103,216)	(598,849)

Gross Profit	229,745	51,770	281,515
General & Administrative Expenses	3,715,293	2,903,800	6,629,010

Operating Loss	(3,485,548)	(2,852,030)	(6,347,495)
Other Income/Expenses:
Interest Income	3,521	13,789	17,310
Forgiveness of debt	115,098		115,098
Gain/(loss) on disposal of assets	(2,216,977)		(2,216,977)
Other expense	(25,884)		(25,884)
Interest expense	(19,995)	(622)	(20,617)
Corporate franchise taxes	(915)		(915)

Total Other Income/Expense	(2,145,152)	13,167	(2,131,985)

Net Loss Before Taxes	(5,630,700)	(2,838,863)	(8,479,480)
Current Period Provision for Income Taxes	0	0	0

Net Loss	$(5,630,700)	$(2,838,863)	$(8,479,480)

Loss Per Share	$(0.20)	$(.22)	$(0.45)

Weighted Average Shares Outstanding	27,792,599	13,163,454	19,052,580

See accompanying notes to financial statements.

CRAFTCLICK.COM, INC.
[A DEVELOPMENT STAGE COMPANY]
STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000, AND FOR THE
PERIOD FROM INCEPTION
[JANUARY 20, 1999] THROUGH MARCH 31, 2001

					Addit'l		Net
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity/(Deficit)

Balance, January 20, 1999, date of Inception	-0-	-0-		$-0-	$	$-0-	$-0-
Issued stock for technology	-0-	-0-
January 20, 1999			8,500,000
Net loss for the period ended March 31, 1999						(9,917)	(9,917)

Balance, March 31, 1999	-0-	-0-	8,500,000	-0-	-0-	(9,917)	(9,917)

Tecon, Inc. outstanding, shares, March 31, 1999			1,199,962	1,200	2,114,138	(2,120,906)	(5,568)
Issued common shares to consultants as part of pre-combination agreement			600,000	600	19,200	(19,800)	-0-
Shares converted in reverse acquisition, April 16, 1999				8,500	(2,143,638)	2,140,706	5,568
Issued common shares for cash through subscriptions			2,083,320	2,083	1,299,931		1,302,014
Issued common shares for equipment,			10,333	10	15,490		15,500
Issued preferred shares under PPM November 1, 1999	101,000	101			1,009,899		1,010,000
Issued common shares for services			1,812,829	1,813	998,187		1,000,000
Issued common shares for assets/acquired companies			2,725,000	2,725	2,041,025		2,043,750
Net loss for the period ended March 31, 2000						(2,838,863)	(2,838,863)

Balance, March 31, 2000	101,000	101	16,931,444	$16,931	$5,354,232	$(2,848,780)	$2,522,484

CRAFTCLICK.COM, INC.
[A DEVELOPMENT STAGE COMPANY]
STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000, AND FOR THE
PERIOD FROM INCEPTION
[JANUARY 20, 1999] THROUGH MARCH 31, 2001
(CONTINUED)

						Addit'l	Net
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity/(Deficit)

Balance, March 31, 2000	101,000	101	16,931,444	16,931	$5,354,232	(2,848,780)	$2,522,484
Issued preferred shares under PPM April-June 2000	38,000	38			379,962		380,000
Issued common and preferred shares for debt, December, 2000	1,000	1	25,000,000	25,000	84,999		110,000

Issued common shares for assets/acquired companies			430,000	430	322,070		322,500
Options granted for Note Receivable			1,903,574	1,904	473,096		475,000
Issued stock for investment			500,000	500	499,500		500,000
Issued stock for services			4,040,000	4,040	1,280,883		1,284,923
Net loss for the period ended March 31, 2001						(5,630,700)	(5,630,700)

Balance, March 31, 2001	140,000	$140	48,805,018	$48,805	$8,394,742	$(8,479,480)	$(35,793)

CRAFTCLICK.COM, INC.
[A DEVELOPMENT STAGE COMPANY]
STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000,
AND FOR THE PERIOD FROM INCEPTION [JANUARY
20, 1999] THROUGH MARCH 31, 2001

	March 31,	March 31,	Inception through
	2001	2000	March 31, 2001

Cash Flows Provided by/(Used for) Operating Activities
Net Loss	$(5,630,700)	$(2,838,863)	$(8,479,480)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169,007	74,849	243,969
Loss on disposal of assets	2,216,977		2,216,977
Provision for bad debt	377,470		377,470
Forgiveness of debt	(115,098)		(115,098)
Organization costs	950		(50)
(Increase) decrease in accounts receivable	35,280	(35,280)	0
(Increase) decrease in prepaid expenses	4,152	(4,152)	0
Increase (decrease) in accounts payable/current liabilities	(209,349)	245,169	35,820
Issued common stock for services	1,284,923	1,000,000	2,284,923

Net Cash Used for Operating Activities	(1,867,338)	(1,557,327)	(3,435,469)
Cash Flows Used for Investing Activities
Cash proceeds from note receivable	124,500		124,500
Purchase of equipment		(281,264)	(282,527)

Net Cash Used for Investing Activities	124,500	(281,264)	(158,027)
Cash Flows Provided by Financing Activities
Issued stock for cash	380,000	2,312,014	2,692,014
Increase in security deposits	29,600	(29,600)	0
Proceeds from borrowing	901,509		901,509
Change in shareholder loan	13,000	(25,067)	0
Contract payable	(16,300)	16,300	0

Net Cash Provided by Financing Activities	1,307,809	2,273,647	3,593,523
Net Increase in Cash	(435,029)	435,056	27
Beginning Cash Balance	435,056	0	0

Ending Cash Balance	$27	$435,056	$27

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$19,995	$622	$20,617
Cash paid during the year for income taxes	0	-0-	-0-
Purchased property for common shares	0	15,500	15,500
Issued common shares for assets	1,297,500	2,043,750	3,341,250

See accompanying notes to financial statements.

CRAFTCLICK.COM, INC.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization

CraftClick.com, Inc. (“CraftClick” or “Company”) incorporated under the laws of the State of California in January 1999, as BuyIt.com, Inc. (“BuyIt”). From inception through March 31, 1999, the Company engaged in preliminary activities related to the set up of an Internet auction business. On April 16, 1999, the Company entered into an Agreement and Plan of Reorganization (“Plan”) with Tecon, Inc. (“Tecon”), a Utah Corporation, wherein all of the outstanding shares and subscriptions (Note 5) of BuyIt were exchanged for 8,500,000 shares (for the outstanding shares) of common stock of Tecon, and 245,997 shares (for the outstanding subscriptions) of common stock of Tecon. At the conclusion of all the transactions contemplated in the Plan, BuyIt shareholders and subscribers owned 8,745,997 shares of total outstanding shares of 12,179,249, or 71.9%. The survivor in the aforementioned combination is Tecon. However, the name of the surviving company was changed to BuyIt.com, Inc, simultaneously with the Plan. The combination of these two entities has been accounted for as a purchase. The Company changed its name to CraftClick.com, Inc. on January 4, 2000, as a result of changing its business strategy and focus-which was to become the premier destination for buyers and sellers of arts & crafts products and supplies through the use of Internet websites. However, the Company disposed of substantially all assets in February of 2001 when secured creditors foreclosed on loans to the Company. The Company is still in the development stage as it is embarking on a new venture (see Note 11).

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The following summarizes the more significant of such policies:

(b)	Income Taxes

Effective January 20, 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of March 31, 2001 is $0 due to the valuation allowance established as described below.

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

NOTE 2 LIQUIDITY/GOING CONCERN

The Company currently has no revenue generating activities, which raises substantial doubt about the Company’s ability to continue as a going concern. Management plans include a continued effort to develop additional business as discussed in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Deferred tax assets	Balance	Tax	Rate

Loss carryforward (expires 2021)	8,479,480	3,476,587	41%
Valuation allowance		(3,476,587)

Deferred tax asset		$0

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

In August, 2000, the Company granted common stock options valued at $475,000. The options were granted pursuant to the “2000 Stock Option Plan”. As of March 31, 2001, the Company had granted 2,562,250 options vesting over a period of up to 4 years with an exercise price of $1.00. Since these options were granted, 1,186,000 were cancelled and 850,125 expired due to termination of employee relationships.

The Company exchanged 500,000 shares of its stock for 450,706 shares of Popmail.com. It subsequently sold this investment to meet its financial obligations. The shares were “Restricted” under S144. The stock was sold to an individual related party for $74,650. A loss of $425,350 was realized during the period. Approximately $225,353 of the loss was due to market value decline during the holding period.

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

NOTE 10 PREFERRED STOCK

On November 1, 1999, the Company offered securities through a Confidential Private Placement Memorandum (PPM). This PPM offered accredited investors the opportunity to purchase units of two (2) shares of Series A Convertible Preferred Stock, each share convertible any time to 10 shares of common stock, and warrants exercisable for three years to purchase ten (10) shares of common stock at $1. The warrants may be redeemed at the option of the Company on 30 days’ notice to holders of the warrants at a redemption price of $.05 per warrant, if the average closing price of the Company’s common stock equals or exceeds $5 per share for 20 consecutive days within a period of 30 consecutive trading days. An investor must purchase a minimum of 1,000 units at $20 per unit, or a minimum investment of $20,000. Through March 31, 2001, the Company has issued 139,000 shares for cash of $1,390,000.

NOTE 11 SUBSEQUENT EVENTS

In April, 2001, the Company reorganized pursuant to a Plan of Merger wherein the Company’s domicile was changed from Utah to Delaware, and the Company’s common stock was reverse split on the basis of 1 new share for every 100 shares outstanding.

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

In April 2001, the 1,000 Class C Preferred shares were converted to 6,877,678 shares of common stock (See Note 5).

On June 6, 2001, the Company and Mobilepro Corp., a Delaware corporation (“Mobilepro”), entered into an Agreement and Plan of Merger dated as of June 1, 2001 (“Merger Agreement”). Under the Merger Agreement Mobilepro merged with and into CraftClick, with CraftClick being the surviving corporation and the certificate of incorporation and bylaws of CraftClick being the constituent documents of the surviving corporation. In connection with the Merger, CraftClick issued to an aggregate of 8,227,663 shares of common stock representing approximately 55% of post split 14,907,196 issued and outstanding shares of common stock of CraftClick immediately after the Merger. Ms. Smith is the wife of Mr. Scott R. Smith, the President, Chief Executive Officer and Chairman of CraftClick after the Merger. Ms. Smith will be the single largest stockholder of CraftClick after the Merger.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes or disagreements with our independent accountants.

No consultations occurred between us and our independent accountants’ appointment regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion, or other information considered by us in reaching a decision as to an accounting, auditing, or financial reporting issue.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

We currently employ two persons. Mr. Scott R. Smith is our President, Chief Executive Officer and Chairman. Mr. Smith is 41 years old. Mr. Howard Geisler is our Secretary and Director. Messr. Smith and Geisler were appointed to two-year terms as Directors of the Company on June 1, 2001, the effective date of the “Merger Agreement”. Mr. Geisler is 34 years of age. Mr. Smith devotes 100% of his business time to the affairs of the company. Mr. Geisler devotes his time on an as needed basis. If the business grows as we plan, we anticipate that we will need additional persons to fill administrative, sales and technical positions.

Our current President, Chief Executive Officer and Chairman is Mr. Scott R. Smith who has 20 years experience in the high technology sector, product development, sales, business development and engineering. Mr. Smith is responsible for the overall business, vision, strategy, direction and management of Mobilepro Corp. Mr. Smith is the founder of Mobilepro Corp. and brings to this company extensive business, sales and technology experience. From 1992 through 1999, he founded two technology product development companies providing product development, prototyping, tooling, project management and process consulting services to major technology companies such as Motorola, 3M, Lucent Technologies, Molex, and FCI/Berg Electronics. From 1989 to 1992 he was Regional Director of Sales and Technology for Rand Worldwide and was primarily responsible for developing a midwest presence for the company by establishing anchor accounts and building a sales and technical support team. Prior to that Mr. Smith worked for several major technology companies, including Motorola Automotive, Parametric Technology Corp., Intergraph Corp. and Allen-Bradley Co.

Howard Geisler, our Secretary and Director, currently holds the position of Director of e-client solutions for a global marketing services company. His initiatives span across the America’s (Canada, United States and Mexico) and his expertise includes e-strategy, e-communication, technology design and implementation. Prior to his current employer, Mr. Geisler was employed as a Technology Project Manager responsible for developing technology solutions for one of Canada’s largest financial institutions.

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

					Long Term Compensation

					Awards
							Payouts
	Annual Compensation				Restricted	Securities
					Stock	Underlying	LTIP	All Other
		Salary	Bonus	Other	Awards	Options	Payouts	Compensation
Name And Principal Position	Year	($)	($)	($)	($)	SARS (#)	($)	($)

Peter Yollin	2001	$165,000	$0	$0	$0	0	0	$0
CEO/Chairman	2000	$166,375	$13,750	$0	$0	0	0	$0
	1999	$0	$0	$0	$0	0	0	$0

Sandy Seth	2001	$145,000	$0	$0	$0	0	0	$0
President/COO	2000	$146,208	$12,083	$0	$0	0	0	$0
	1999	$0	$0	$0	$0	0	0	$0

Manny Singh	2001	$145,000	$0	$0	$0	0	0	$0
Executive Vice-President/CFO	2000	$13,214	$0	$0	$0	0	0	$0
	1999	$0	$0	$0	$0	0	0	$0

Adrian Vidal First	2001	$75,000	$0	$0	$0	0	0	$0
Vice-President	2000	$15,833	$0	$0	$0	0	0	$0
	1999	$0	$0	$0	$0	0	0	$0

Ed Cayce	2001	$100,000	$0	$0	$0	0	0	$0
Vice-President/Chief Tech Officer	2000	$80,583	$8,333	$0	$0	0	0	$0
	1999	$0	$0	$0	$0	0	0	$0

Russell Murray	2001	$100,000	$0	$0	$0	0	0	$0
Vice-President/Internet Operations	2000	$9,167	$0	$0	$0	0	0	$0
	1999	$0	$0	$0	$0	0	0	$0

All of the above officers and directors resigned their respective positions upon the change in control of the Company (See “BUSINESS”).

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

OTHER COMPENSATION ARRANGEMENTS

On May 11, 2001, we registered 6,500,000 shares of our common stock in an S-8 filing with the Securities and Exchange Commission as part of the 2001 Performance Equity Plan. In June 2001, we issued 250,000 to Mr. Scott Smith and 50,000 to Mr. Howard Geisler for compensation as officers and directors (See “RECENT SALES OF SECURITIES”).

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

		Beneficial
		Ownership(1)
			Series A
	Common	Common Stock	Preferred		Percent of
Name and Address	Stock	Options(2)	Stock(3)	Total(4)	Ownership(5)

Scott Smith (6)	8,477,663	—	—	8,477,663	55.22%
Howard Geisler (7)	100,000			100,000	0.67
Dungavel, Inc. (8)	3,568,777	—	—	3,568,777	23.94%
ZDG Investments Ltd.(9)	1,475,000	—	—	1,475,000	9.89%
All executive officers and directors as a group (2 persons)	8,577,663	—	—	8,577,663	57.54%

Total	14,709,203	330,000	35,378	15,272,941	100.00%

(1)	Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is considered to be the beneficial owner of securities that can be acquired by that person within 60 days of June 23, 2001 upon the exercise of warrants or option or the conversion of convertible securities.

(2)	Options to purchase shares of Common Stock that are presently or will become exercisable within 60 days.

(3)	Each share of Series A Preferred Stock is convertible without additional consideration into one shares of Common Stock, subject to adjustment for stock splits, stock dividends and other recapitalizations and reorganizations. As of June 23, 2001, the 35,378 shares of Series A preferred stock is currently convertible into 35,378 shares of Common Stock, subject to the issuance of additional fractional shares for rounding purposes. The holders of the Series A Preferred Stock and Common Stock vote together as a single class on all matters presented for the vote of the Company’s stockholders. Each preferred stockholder may cast a number of votes equal to the number of shares of Common Stock issuable upon conversion of his or her preferred stock.

(4)	Assumes that the beneficial owners’ shares of Series A Preferred Stock have been converted into Common Stock, and warrants to purchase shares of Common Stock have been exercised.

(5)	Each beneficial owner’s percent ownership is determined by assuming that options or warrants that are held by that person (but not those held by any other person) and which are exercisable within 60 days have been exercised and that shares of Series A Preferred Stock that are held by that person (but not those held by any other person) have been converted into Common Stock.

(6)	Includes the following shares owned by Mr. Scott Smith and Mrs. Joann Smith: (i) 250,000 shares of Common Stock owned directly by Scott Smith; (ii) 8,227,663 shares of Common Stock owned directly by Joann Smith. Mr. Scott is a President, Chief Executive Officer and Chairman of the Board of Directors of the Company. JoAnn Smith is the wife of Scott Smith. Their address is 1240 Alexandria Blvd., Crystal Lake, IL 60014.

(7)	Includes 50,000 shares owned directly by Mr. Howard Geisler and 50,000 shares owned directly by Mr. Mitchell Geisler: Mr. Mitchell Geisler is the brother of Mr. Howard Geisler. Mr. Howard Geisler is a director of the Company. Their address is 141 Adelaide Street West, Suite 1004, Toronto, Canada, M5H 3L5.

(8)	The company believe that Rob Landau is the control person of Dungavel, Inc. based on the Company’s and the Company’s representatives’ interaction with Landau and Dungavel. Dungavel is a Bahamian company whose address is Dungavel Inc., c/o Valdy Administration, British Colonial Center of Commerce, One Bay Street, 3rd Floor, P.O. Box N-7115, Nassau, Bahamas. Their telephone is 242-326-3248. Boris Stein is the Authorized Signer.

(9)	Rob Landau is the president of the ZDG Investments Ltd.. ZDG Investments Ltd. offers professional, business and financial services for small and mid-size enterprises, growth-oriented companies, and privately-held organizations preparing for public positioning. Its address is Robert G. Landau, c/o ZDG Investments Ltd., 141 Adelaide Street West, Suite 1004, Toronto, Canada, M5H 3L5.

There are currently 330,000 outstanding warrants to purchase shares of our stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period ended March 31, 2000, a shareholder and officer received advances of $13,000. These secured advances were eliminated as part of winding up the website business.

Mr. Howard Geisler, our secretary and director, currently provides our office space on a gratis basis (See “DESCRIPTION OF PROPERTY”).

The Company sold its investment of 450,706 shares of Popmail.com to meet its financial obligations in the quarter ended September 30, 2000. The shares were “Restricted” under Rule 144. The stock was sold to Stephen C.Wolfe, a related party at the time of the sale, for $74,650. The loss of $425,350 was charged to the Income Statement during the period ended September 30, 2000. $225,353 of the loss was due to market value decline during the holding period. The market value of the stock at the date of sale was $366,156.

INVESTORS RIGHTS AGREEMENT

On June 6, 2001, CraftClick.Com, Inc. a Delaware corporation (“CraftClick”), and Mobilepro Corp., a Delaware corporation (“Mobilepro”), entered into an Agreement and Plan of Merger dated as of June 1, 2001 (“Merger Agreement”). Under the Merger Agreement Mobilepro merged with and into CraftClick, with CraftClick being the surviving corporation and the certificate of incorporation and bylaws of CraftClick being the constituent documents of the surviving corporation (“Merger”).

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

     To obtain the support for the Merger and the Merger Agreement from the largest stockholder of CraftClick prior to the Merger, CraftClick entered into an investor rights agreement (“Investor Rights Agreement”) with Dungavel, Inc. simultaneously with the Merger Agreement. The Investor Rights Agreement provides a number of rights to Dungavel, including:

•	The right to have a person of its selection as a director of the company, who currently is Mr. Howard Geisler, and a limit of three persons as the size of the board of directors;

•	Limitations on the issuances of securities of the company representing more than 2.5% of the outstanding common stock in any transaction in a three month period at less than the greater of the market price or $1.00 per share for cash or for no cash consideration;

•	Limitations on the creation of any class of securities that has the right to elect any directors, to receive any dividends or to have the securities registered for public resale, unless approved by Dungavel;

•	Limitations on the ability of the company to merge, combine or consolidate with another entity, repurchase any common stock of the company, recapitalize the common stock to reduce the number of shares outstanding, or declare a stock split or stock dividend without the consent of Dungavel; or if no consent is given by Dungavel and the company proceeds with the transaction, then the company must issue 3,000,000 post-transaction shares of common stock(or their equivalent) to Dungavel; and

•	The right to request information about the company in addition to publicly disclosed information.

Although the above rights are granted to Dungavel and may be exercised within its sole discretion, Dungavel believes that these above rights will benefit all stockholders. The above rights last for five years after the Merger or, in some instances, only so long as Dungavel owns at least 2.5% of the issued and outstanding common stock or the right to acquire 2.5% of the issued and outstanding common stock

In addition, the Investor Rights Agreement provides for registration rights for common stock owned by Dungavel, and the right of first refusal and tag along rights in the event Mr. Smith or his wife sell any of their shares of common stock in a private transaction. Mr. and Ms. Smith have agreed that they will also vote any shares of common stock, over which they have voting control, in favor of the person Dungavel selects as its director nominee.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

2.1	Articles of Merger of CraftClick.com, Inc. (a Utah corporation) and CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

2.2	Plan of Merger of CraftClick.com, Inc. (a Utah corporation) with and into CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

3.1	Certificate of Incorporation of CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

3.2	By-Laws of CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

4.1	2001 Performance Equity Plan (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

b) Reports on Form 8-K

During the fourth quarter of the fiscal year ended March 31, 2001 we filed the following reports on Form 8-K with the Securities and Exchange Commission:

The Company filed a Current Report on Form 8-K dated February 23, 2001 with the Securities and Exchange Commission on March 7, 2001. The Current Report was regarding that the Company sold substantially all of its assets to a group of California entrepreneurs (the “Group”) in exchange for the forgiveness of outstanding secured loans made by the Group to the Company totaling $546,000 plus accrued interest of $9,625 and a payment of $77,275 to substantially redeem all of the Company’s current obligations.

The Company filed a Current Report on Form 8-K dated March 27, 2001 with the Securities and Exchange Commission on March 28, 2001. The Current Report was regarding the change of control of the Company, contracted on March 16, 2001 and consummated on March 27, 2001, to Dungavel, Inc., a Bahamian company, from Metropolitan Capital Partners LLC, arising from the private sale of the outstanding stock of the Company representing greater than 50% of the voting control of the Company.

Subsequent to March 31, 2001 we filed the following report on Form 8-K with the Securities and Exchange Commission:

On June 6, 2001, we reported that CraftClick.Com, Inc. a Delaware corporation (“CraftClick”), and Mobilepro Corp., a Delaware corporation (“Mobilepro”), entered into an Agreement and Plan of Merger dated as of June 1, 2001 (“Merger Agreement”). Under the Merger Agreement Mobilepro merged with and into CraftClick, with CraftClick being the surviving corporation and the certificate of incorporation and bylaws of CraftClick being the constituent documents of the surviving corporation (“Merger”).

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

Date: July 3, 2002	MOBILEPRO CORP.

	By:	/s/ ARNE DUNHEM

Arne Dunhem President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ARNE DUNHEM Arne Dunhem	Chief Executive Officer and Chairman (principal executive and financial officer)

/s/ DANIEL LOZINSKY Daniel Lozinsky	Director