Form 10QSB/A
period 2001-06-30
MOBILEPRO CORP
filed 2002-07-05
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2001

Commission File Number       002-97869-D

MOBILEPRO CORP.
(Exact name of registrant as specified in charter)

DELAWARE	87-0419571
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3204 Tower Oaks Blvd., Suite 350, Rockville , MD	20852
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(301) 230-9125

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

ITEM 1. FINANCIAL STATEMENTS

MobilePro Corp.
(A Development Stage Company)
Consolidated Balance Sheet
June 30, 2001

Unaudited
June 30,
2001

Assets
Current Assets:
Cash	$5,940

Total Current Assets	5,940

Total Assets	$5,940

Liabilities
Current Liabilities:
Accounts Payable	141,902
Accrued Liabilities	223,750
Short-term Notes Payable	72,264

Total Current Liabilities	437,916

Long-term Liabilities
Notes Payable	64,516

Total Liabilities	554,346

Shareholders’ Equity
Convertible Preferred Stock – 35,425 shares authorized, $.001 par value; 35,378 shares issued and outstanding	35
Preferred Stock – 5,000,000 shares authorized, $.001 par value; 0 shares issued and outstanding
Common Stock –50,000,000 shares authorized, $.001 par value; 14,907,203 shares issued and outstanding	14,907
Additional Paid-in Capital	1,020,847
Deficit Accumulated during the Development Stage	(1,467,765)

Total Shareholders’ Equity (Deficit)	(431,976)

Total Liabilities and Shareholder’ Equity	$5,940

See notes to financial statements.

MobilePro Corp.
(A Development Stage Company)
Consolidated Statement of
Operations
June 30, 2001

	Unaudited	Unaudited
	Three Months	From Inception
	Ended	Through
	June 30, 2001	June 30, 2001

Revenue	$—	$—

Cost of Goods Sold	—	—

Gross Profit	—	—

Expenses
General and Administrative	458,572	1,021,406
Expenses
Research and Development	—	446,359

Total Expenses	458,572	1,467,765

Net Loss	$(458,572)	$(1,467,765)

Loss per share	$(0.03)	$(0.11)

Shares outstanding	13,311,698	13,283,631

See notes to financial statements

MobilePro Corp.
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
June 30, 2001

	Unaudited	Unaudited
	Three Months	From Inception
	Ended	Through
	June 30, 2001	June 30, 2001

Net Loss	$(458,572)	$(1,467,765)

Adjustments to reconcile net loss to net cash used by operating activities:
Issued stock for services and development	391,830	985,689
Increase in termination settlement liability	—	50,000
Increase (decrease) in current liabilities	50,352	365,652

Net Cash Used by Operating Activities	(16,390)	(66,424)

Cash Flows Provided by Investing Activities	—	—

Net Cash Provided by Investing Activities	—	—

Cash Flows Provided by Financing Activities:
Increase in loans	22,264	72,364

Net Cash Provided by Investing Activities	22,264	72,364

Net Decrease in Cash	5,874	5,940

Cash Balance at Beginning of Period	66	—

Cash Balance at End of Period	$5,940	$5,940

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

1.	GENERAL

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2001.

2.     MATERIAL EVENTS

In April 2001, the Company reorganized pursuant to a Plan of Merger wherein the Company’s domicile was changed from Utah to Delaware, and the Company’s common stock was reverse split on the basis of 1 new share for every 100 shares outstanding. As a result of the Merger and reverse split the Company is authorized to issue 55,035,425 shares of capital stock consisting of 50,000,000 shares of common stock, par value $0.001 per share, 5,000,000 shares of preferred stock, par value $0.001 per share, and 35,425 shares of Series A convertible preferred stock, par value $0.001 per share. The holders of common stock have traditional rights as to voting, dividends and liquidation. All shares of common stock are entitled to one vote on all matters; there are no pre-emptive rights and cumulative voting is not allowed. The common stock is not subject to redemption and does not carry any subscription or conversion rights. In the event of liquidation, the holders of common stock are entitled to share equally in corporate assets after satisfaction of all liabilities and payments to any series of preferred stock. In April 2001, the 1,000 Class C Preferred shares were converted to 6,877,678 shares of common stock. On June 6, 2001, the Company and Mobilepro Corp., a Delaware corporation (“Mobilepro”), entered into an Agreement and Plan of Merger dated as of June 1, 2001 (‘Merger Agreement”). Under the Merger Agreement, Mobilepro merged with and into CraftClick, with CraftClick being the surviving corporation and the certificate of incorporation and bylaws of CraftClick being the constituent documents of the surviving corporation. In connection with the Merger, CraftClick issued to an aggregate of 8,227,663 shares of common stock representing approximately 55% of post split 14,907,196 issued and outstanding shares of common stock of CraftClick immediately after the Merger. Ms. Smith is the wife of Mr. Scott R. Smith, the President, Chief Executive Officer and Chairman of CraftClick after the Merger. Ms. Smith will be the single largest stockholder of CraftClick after the Merger. In July 2001 the Company changes its name to Mobilepro Corp.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

When used in this Form 10QSB and in future filings by Mobilepro Corp. with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects,” or we expect,” “will continue,” “is anticipated,” “estimated,” or similar expression or use of the future tense, are intended to identify forward looking statements. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10QSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Business

On July 9, 2001, we changed the name of the corporation from CraftClick.com, Inc. (“CraftClick”) to Mobilepro Corp. (“Mobilepro”) and currently trade on the Over-the-Counter Bulletin Board under the stock symbol “MBPO”. The following is a business history of CraftClick and Mobilepro.

CraftClick.com, Inc. incorporated under the laws of the State of California in January, 1999, as BuyIt.com, Inc. (“BuyIt”). From inception through March 31, 1999, we engaged in preliminary activities related to the set up of an Internet auction business. On April 16, 1999, we entered into an Agreement and Plan of Reorganization (“Plan”) with Tecon, Inc. (“Tecon”), a Utah Corporation, wherein all of the outstanding shares and subscriptions of BuyIt were exchanged for 8,500,000 shares (for the outstanding shares) of common stock of Tecon, and 245,997 shares (for the outstanding subscriptions) of common stock of Tecon. At the conclusion of all the transactions contemplated in the Plan, BuyIt shareholders and subscribers owned 8,745,997 shares of the total outstanding shares of 12,179,249, or 71.9%. The survivor in the aforementioned combination was Tecon whose name was changed to BuyIt.com, Inc, simultaneously with the Plan. We changed our name to CraftClick.com, Inc. on January 4, 2000, as a result of changing our business strategy and focus, which was to become the premier destination for buyers and sellers of arts & crafts products and supplies through the use of Internet websites. Due to the lack of adequate funding and the lack of generating enough Internet traffic to achieve profitability we began to cease our business operations in October 2000. We subsequently disposed of substantially all of our assets in February of 2001 when secured creditors foreclosed on loans made to us.

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

We have selected the Intel StrongARM family of microprocessors to be the wireless data communication platform for our Corporate Digital AssistantTM. We believe Intel’s SA-1110 processor, which is designed for high performance and low power consumption, is the best microprocessor currently on the market for powering our products. We do not have any agreement with Intel to supply these products, nor any partnership nor alliance with Intel. We will continually evaluate other microprocessors that we believe will enhance our products as they become available on the market.

Products

We intend to offer the following products and services to our customers:

1)	Corporate Digital AssistantTM (CDATM) Wireless Data Mobile Devices
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

The wireless portal will provide information that is formatted towards CDATM’s, PDA’s and other handheld devices. We believe that there are two primary aspects to the portal interface design. The first is to satisfy the personal user with basic and subscription level PIM features such as an Internet based calendar and contact management, travel information access and the news and financial information feeds available from typical desk top portals such as Yahoo. This will be offered through a user defined content page.

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

We plan to create sales and distribution alliances with other specialized companies in various business sectors. Such alliances include targeted areas such as the following:

1)	Information Technology Consulting Practices

2)	Application Service Providers

3)	Internet Service Providers

4)	Computer Original Equipment Manufacturers

5)	Wireless Data Service Providers

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

To differentiate our products from that of our competition, we have obtained a trademark for our hardware called a “Corporate Digital Assistant” or CDA. The primary distinction between a “Personal Digital Assistant” or PDA and our CDA is that the PDA focus is clearly on the personal consumer and their needs whereas our CDA is targeted toward the corporate users who have a need for information use and access in a business environment. We may not be able to overcome the strengths of our competitors.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

We had no revenues for the quarter ended June 30, 2001.

Operating expenses for the quarter ended June 30, 2001 were approximately $459,000. We incurred approximately $36,000 for legal and accounting services rendered in connection with the filing of Form S-8 for registering our common stock with the Securities and Exchange Commission as well as the filing of Forms 8-K and the 10KSB. We also incurred approximately $353,000 for professional fees, which were incurred for the issuance of common stock in lieu of cash for consulting fees and officer’s salary. In addition, we accrued approximately $69,000 for salary due our officer as part of his employment agreement. This salary accrual will eventually be paid in cash should we obtain adequate funding to implement our business plan.

Operating Losses

Our net operating loss for the quarter ended June 30, 2001 was approximately $459,000, which was the result of the aforementioned incurred expenses.

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

Inflation

The Company’s results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

b)    Reports on Form 8-K

On June 6, 2001, we reported that CraftClick.Com, Inc. a Delaware corporation (“CraftClick”), and Mobilepro Corp., a Delaware corporation (“Mobilepro”), entered into an Agreement and Plan of Merger dated as of June 1, 2001 (‘Merger Agreement”). Under the Merger Agreement, Mobilepro merged with and into CraftClick, with CraftClick being the surviving corporation and the certificate of incorporation and bylaws of CraftClick being the constituent documents of the surviving corporation (“Merger”).

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

Signatures

In accordance with the requirements of the Exchange Act, the Company caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MobilePro Corp.

By	/s/ Arne Dunhem . Arne Dunhem, President and Chief Executive Officer (Principal executive and financial officer)

Date	July 3, 2002