Form 10QSB/A
period 2001-09-30
MOBILEPRO CORP
filed 2002-07-05
CIK 769592

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

ITEM 1. FINANCIAL STATEMENTS

MobilePro Corp.
(A Development Stage Company)
Consolidated Balance Sheet
September30, 2001

Unaudited
September 30,
2001

Assets
Current Assets:
Cash	$12,493

Total Current Assets	12,493

Other Assets:
Equipment	299
Deposits	1,900

Total Assets	$14,692

Liabilities
Current Liabilities:
Accounts Payable	164,125
Accrued Liabilities	225,705
Short-term Notes Payable	100,000

Total Current Liabilities	489,830

Long-term Liabilities
Notes Payable	64,516

Total Liabilities	554,346

Shareholders’ Equity
Convertible Preferred Stock – 35,425 shares authorized, $.001 par value; 35,378 shares issued and outstanding	35
Preferred Stock – 5,000,000 shares authorized, $.001 par value; 0 shares issued and outstanding
Common Stock –50,000,000 shares authorized, $.001 par value; 16,737,196 shares issued and outstanding	16,737
Additional Paid-in Capital	1,266,847
Deficit Accumulated during the Development Stage	(1,823,273)

Total Shareholders’ Equity (Deficit)	(539,654)

Total Liabilities and Shareholder’ Equity	$14,692

See notes to financial statements.

Mobilepro Corp.
(A Development Stage Company)
Consolidated Statement of Operations
   30-Sep-01

					Unaudited
	Unaudited	Unaudited	Unaudited	Unaudited	From Inception,
	Three Months	Six Months	Three Months	Six Months	(6/13/2000),
	Ended	Ended	Ended	Ended	Through
	30-Sep-01	30-Sep-01	30-Sep-00	30-Sep-00	30-Sep-01

Revenue	$—	$—	$—	$—	$—

Cost of Goods Sold	—	—	—	—	—

Gross Profit	—	—	—	—	—

Expenses
General and Administrative Expenses	359,737	818,309	318,308	318,308	1,381,143
Research and Development	1,543	1,543	446,359	446,359	447,902

Total Expenses	361,280	819,852	764,667	764,667	1,829,045

Other Income/Expense
Interest Income	56	56	—	—	56
Other Income	5,716	5,716	—	—	5,716

Total Other Income	5,772	5,772	—	—	5,772

Net Loss	$(355,508)	$(814,080)	$(764,667)	$(764,667)	$(1,823,273)

Loss per share	$(0.023)	$(0.054)	$(0.066)	$(0.066)	$(0.120)

Shares outstanding	15,517,196	15,202,196	11,660,065	11,660,065	15,212,196

See notes to financial statements

Mobilepro Corp.
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
30-Sep-01

					Unaudited
	Unaudited	Unaudited	Unaudited	Unaudited	From Inception,
	Three Months	Six Months	Three Months	Six Months	(6/13/2000),
	Ended	Ended	Ended	Ended	Through
	30-Sep-01	30-Sep-01	30-Sep-00	30-Sep-00	30-Sep-01

Net Loss	$(814,080)	$(814,080)	$(764,667)	$(764,667)	$(1,823,273)

Adjustments to reconcile net loss to net cash used by operating activities:
Issued stock for services and development	639,660	639,660	546,459	546,459	1,233,519
Increase in termination settlement liability	—	—	—	—	50,000
Increase in deposits	(1,900)	(1,900)	—	—	(1,900)
Increase (decrease) in current liabilities	74,530	74,530	170,750	170,750	389,830

Net Cash Used by Operating Activities	(101,790)	(101,790)	(47,458)	(47,458)	(151,824)

Cash Flows Provided by Investing Activities:
Purchase of computer equipment	(299)	(299)	—	—	(299)

Net Cash Provided by Investing Activities	(299)	(299)	—	—	(299)

Cash Flows Provided by Financing Activities:
Increase in loans	114,516	114,516	50,000	50,000	164,616

Net Cash Provided by Investing Activities	114,516	114,516	50,000	50,000	164,616
Net Increase (Decrease) in Cash	12,427	12,427	2,542	2,542	12,493
Cash Balance at Beginning of Period	5,940	66	—	—	—

Cash Balance at End of Period	18,367	12,493	2,542	2,542	12,493

Supplemental Disclosures of Non-Cash Information:
Issued stock for services and development	639,660	639,660	546,359	546,359	1,233,519

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

Business

Mobilepro Corp. is a development stage company originally incorporated in California in January 1999. We currently trade on the Over-the-Counter Bulletin Board under the stock symbol “MBPO”. The following is a business history of the Company.

The Company was first organized in June 1988 as Bud Corp.. The Company changed its name to Tecon, Inc. in July 1992. In May 1999 we became Buyit.com, Inc. The name of the Company was changed to CraftClick.com, Inc. on January 4, 2000, as a result of changing our business strategy and focus, which was to become the premier destination for buyers and sellers of arts & crafts products and supplies through the use of Internet websites. Due to the lack of adequate funding and the lack of generating enough Internet traffic to achieve profitability we began to cease our business operations in October 2000. We subsequently disposed of substantially all of our assets in February of 2001 when secured creditors foreclosed on loans made to us.

In April 2001, CraftClick reorganized pursuant to a Plan of Merger wherein our domicile was changed from Utah to Delaware, and our common stock was reverse split on the basis of 1 new share for every 100 shares outstanding.

On June 6, 2001, CraftClick and Mobilepro Corp., a Delaware corporation, entered into an Agreement and Plan of Merger dated June 1, 2001 (“Merger Agreement”). Mobilepro was incorporated on July 14, 2000 and is a development stage company focused on the integration and marketing of complete mobile information solutions that satisfy the needs of mobile professionals. Under the Merger Agreement, Mobilepro merged with and into CraftClick, with CraftClick being the surviving corporation. On July 9, 2001, we changed the name of the corporation from CraftClick.com, Inc. (“CraftClick”) to Mobilepro Corp. (“Mobilepro”).

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

We intend to develop and market integrated mobile data solutions built on an integrated wireless data communication platform referred to as a ``Corporate Digital Assistant’’ (“CDA”). We will target our mobile solutions to Fortune 1000 companies in need of highly mobile data solutions incorporating corporate email access and local processing of and access to enterprise database applications such as sales force automation and patient information management within the health care industry.

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

A part of our business systems solution includes a wireless based Corporate Digital Assistant™ (CDA™) device platform, subscription based portal and wireless services and mobile information client application development services. We believe the benefit of these components as part of a business solution is that each component will be integrated to work with all other components. We also believe that the customers will realize lower costs in utilizing a mobile business strategy while enjoying increased reliability, performance, security and a centralized administration of their business functions.

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

Our goal is to have a prototype CDA devise available in the first quarter of calendar year 2002. A global financial services company has been identified and has agreed to be a “Beta” site once we have completed our prototype.

Our wireless portal will provide information that is formatted towards CDA™’s, PDA’s and other handheld devices. The portal interface design will be focused on providing the personal user with basic and subscription level features such as an Internet based calendar and contact management, travel information access and the news and financial information feeds available from typical desk top portals such as Yahoo or AOL. This will be offered through a user defined content page. Our portal will include, as part of the subscription services, wireless based email and messaging services. We plan to add paging and/or voice wireless services through the portal within twelve months as the technology is deployed. We also plan to be involved with corporate information technology departments to develop custom functional interfaces that meet their business needs.

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

We plan to create sales and distribution alliances with other specialized companies in various business sectors. Such alliances could include information technology consulting practices, application service providers, Internet service providers, computer OEM’s and wireless data service providers.

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

Operating expenses for the quarter ended September 30, 2001 were approximately $361,300. We incurred non-cash charges of approximately $247,500 for the issuance of 1,500,000 shares of our common stock for services rendered. In addition, we issued 330,000 shares of our common stock pursuant to the exercise of a special warrant that was granted as a part of the reverse merger with CraftClick. The exercise value of this warrant was $330. The primary cash expenses incurred for the quarter were approximately $32,200 incurred for professional fees such as legal, accounting and public relations. Outside consulting services were $5,000 for securities fees, transfer agent and web/internet design. Payroll and related benefits were $23,200. The remaining expenses included general administrative expenses of operating a start up business.

Operating expenses for the six months ended September 30, 2001 were approximately $818,300. We incurred approximately $92,400 for legal, public relations and accounting services rendered in connection with the registration of our common stock with the Securities and Exchange Commission (“SEC”) as well as the compliance filings required by the SEC. We also incurred approximately $639,700 for professional fees, which were incurred for the issuance of common stock in lieu of cash for consulting fees and officer’s salary. In addition, we accrued approximately $69,000 for salary due our chief executive officer and president as part of his employment agreement. This salary accrual will eventually be paid in cash should we obtain adequate funding to implement our business plan.

Operating Losses

Our net operating loss for the quarter ended September 30, 2001 was approximately $355,500. For the six months ended September 30, 2001, our net operating loss was approximately $814,100. These losses were incurred primarily as a result of the aforementioned incurred expenses.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

On September 6, 2001, the Company issued 1,500,000 shares of its common stock for services rendered. These services were valued at $0.165 per share or a total of $247,500. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On August 1, 2001, the Company also issued 330,000 shares of its common stock pursuant to the exercise of a special warrant that was issued as a part of the reverse merger agreement with CraftClick.com, Inc. The conversion price of this warrant was $330 or $0.001 per share, the par value of the common stock. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

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