Form 10QSB/A
period 2001-12-31
MOBILEPRO CORP
filed 2002-07-05
CIK 769592

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

ITEM 1. FINANCIAL STATEMENTS

Mobilepro Corp.
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2001

Unaudited
December 31,
2001

Assets
Current Assets:
Cash	$1,216

Total Current Assets	1,216

Other Assets:
Equipment	299
Deposits	1,900

Total Assets	$3,415

Liabilities
Current Liabilities:
Accounts Payable	110,933
Accrued Liabilities	280,449
Short-term Notes Payable	100,000

Total Current Liabilities	491,382

Long-term Liabilities
Notes Payable	104,055

Total Liabilities	595,437

Shareholders’ Equity
Convertible Preferred Stock – 35,425 shares authorized, $.001 par value; 35,378 shares issued and outstanding	35
Preferred Stock – 5,000,000 shares authorized, $.001 par value; 0 shares issued and outstanding
Common Stock –50,000,000 shares authorized, $.001 par value; 3,084,492 shares issued and outstanding	3,084
Additional Paid-in Capital	1,280,499
Deficit Accumulated during the Development Stage	(1,875,640)

Total Shareholders’ Equity (Deficit)	(592,022)
Total Liabilities and Shareholder’ Equity	$3,415

See notes to financial statements.

Mobilepro Corp.
(A Development Stage Company)
Consolidated Statement of Operations
31-Dec-01

					Unaudited
	Unaudited	Unaudited	Unaudited	Unaudited	From Inception,
	Three Months	Nine Months	Three Months	Nine Months	(6/13/2000),
	Ended	Ended	Ended	Ended	Through
	31-Dec-01	31-Dec-01	31-Dec-00	31-Dec-00	31-Dec-01

Revenue	$—	$—	$—	$—	$—

Cost of Goods Sold	—	—	—	—	—

Gross Profit	—	—	—	—	—

Expenses
General and Administrative Expenses	51,796	870,105	156,639	474,947	1,432,938
Research and Development	572	2,115	—	446,359	448,474

Total Expenses	52,367	872,220	156,639	921,306	1,881,412

Other Income/Expense
Interest Income	—	56	—	—	56
Other Income	—	5,716	—	—	5,716

Total Other Income	—	5,772	—	—	5,772

Net Loss	($52,367)	($866,448)	($156,639)	($921,306)	($1,875,640)

Loss per share	($0.02)	($11.39)	($0.01)	($0.08)	($24.66)

Shares outstanding	3,084,492	76,061	11,716,200	11,716,200	76,061

See notes to financial statements

Mobilepro Corp.
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
31-Dec-01

					Unaudited
	Unaudited	Unaudited	Unaudited	Unaudited	From Inception,
	Three Months	Nine Months	Three Months	Nine Months	(6/13/2000),
	Ended	Ended	Ended	Ended	Through
	31-Dec-01	31-Dec-01	31-Dec-00	31-Dec-00	31-Dec-01

Net Loss	$(866,448)	$(866,448)	$(156,639)	$(921,306)	$(1,875,640)

Adjustments to reconcile net loss to net cash used by operating activities:
Issued stock for services and development	639,660	639,660	47,500	593,959	1,233,519
Increase in termination settlement liability	—	—	—	—	50,000
Increase in deposits	(1,900)	(1,900)	—	—	(1,900)
Increase (decrease) in current liabilities	76,082	76,082	107,000	277,750	391,381

Net Cash Used by Operating Activities	(152,606)	(152,606)	(2,139)	(49,597)	(202,640)

Cash Flows Provided by Investing Activities:
Purchase of computer equipment	(299)	(299)	—	—	(299)

Net Cash Provided by Investing Activities	(299)	(299)	—	—	(299)

Cash Flows Provided by Financing Activities:
Increase in loans	154,055	154,055	—	50,000	204,155

Net Cash Provided by Investing Activities	154,055	154,055	—	50,000	204,155

Net Increase (Decrease) in Cash	1,150	1,150	(2,139)	403	1,216

Cash Balance at Beginning of Period	12,493	66	2,542	—	—

Cash Balance at End of Period	13,643	1,216	403	403	1,216

Supplemental Disclosures of Non-Cash Information:
Issued stock for services and development	639,660	639,660	47,500	593,859	1,233,519

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

Business

Mobilepro Corp. is a development stage company and currently trades on the Over-the-Counter Bulletin Board under the stock symbol “MOBL”. The following is a brief business history of the Company and its Merger partner, CraftClick.com, Inc.

The Company with which we merged in June of 2001 was first organized in June 1988 as Bud Corp. The Company changed its name to Tecon, Inc. in July 1992, then to Buyit.com, Inc. in May 1999 and finally to CraftClick.com, Inc. on January 4, 2000. CraftClick’s business strategy and focus was to become the premier destination for buyers and sellers of arts & crafts products and supplies through the use of Internet websites. Due to the lack of adequate funding and the lack of generating enough Internet traffic to achieve profitability CraftClick began to cease business operations in October 2000. CraftClick subsequently disposed of substantially all of its assets in February of 2001 when secured creditors foreclosed on outstanding loans made to the Company.

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

We anticipate that our business systems solutions will include a wireless based Corporate Digital Assistant™ (CDA™) device platform, subscription based portal and wireless services and mobile information client application development services. Our product goal is to offer business solution packages whereby each component will be integrated to work with all other components. We also believe that the customers will realize lower costs in utilizing a mobile business strategy while enjoying increased reliability, performance, security and a centralized administration of their business functions.

Our planned product offerings and services will include:

•	Corporate Digital Assistant™ (CDA™) Wireless Data Mobile Devices
•	Wireless and ISP Connection Services (Subscription Requirement)
•	Wireless Corporate and End User Portal Optimization Services (Subscription Options)
•	Vertical Market Client Application Development Services
•	Mobile Information Solution Consulting

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

We intend for our wireless portal to provide information that is formatted towards CDA™’s, PDA’s and other handheld devices. The portal interface design will be focused on providing the personal user with basic and subscription level features such as an Internet based calendar and contact management, travel information access and the news and financial information feeds available from typical desk top portals such as Yahoo or AOL. This service will be offered through a user defined content page. Our portal will include, as part of the subscription services, wireless based email and messaging services. We plan to add paging and/or voice wireless services through the portal within twelve months as the technology is deployed. We also plan to be involved with corporate information technology departments to develop custom functional interfaces that meet their business needs.

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

Our operating expenses for the quarter ended December 31, 2001 were approximately $52,400. Our primary expense was incurred in connection with salary due our chief executive officer and president as part of his employment agreement. In connection with this agreement we accrued approximately $45,200 in compensation expenses during the quarter. This salary accrual will eventually be paid in cash should we obtain adequate funding to implement our business plan. The remaining expenses included general administrative expenses of operating a start up business.

Operating expenses for the nine months ended December 31, 2001 were approximately $872,200. We incurred approximately $50,700 for legal fees, public relations and accounting services rendered in connection with the registration of our common stock with the Securities and Exchange Commission (“SEC”) as well as our compliance filings with the SEC. We incurred approximately $639,700 for professional fees for the issuance of common stock in lieu of cash for consulting fees and officer’s salary. In addition, we accrued approximately $114,200 for salary due our chief executive officer and president as part of his employment agreement.

Operating Losses

Our net operating loss for the quarter ended December 31, 2001 was approximately $52,400. For the nine months ended December 31, 2001, our net operating loss was approximately $886,400. These losses were incurred primarily as a result of the aforementioned incurred expenses.

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

Liquidity and Capital Resources:

As of December 31, 2001, we had a total Stockholders’ Deficit of approximately $592,000 and do not currently have any revenues, liquidity or capital resources as we move forward with our business plan and our independent auditors have issued an audit opinion as of March 31, 2001 that raises substantial doubt as to our ability to continue as a going concern. We will need additional financing in order to implement our business plan and continue business. We do not currently have a source for any additional financing and we cannot give any assurances that we will be able to secure any financing.

The traditional markets for raising capital have become extremely more difficult in the last few months due to a depressed economy, large well-known business failures and the events of September 11, 2001.

The Company will need additional financing and may use a private placement offering or debt financing to raise such additional funds, to be used for the following:

•	To design and launch an Internet portal that is tailored to the unique characteristics of wireless data access, portable device formatting, and vertical application service tie-ins.
•	To create a uniquely designed wireless data portable CDA device that has mobile data communications as an embedded core function through both wireless and wireline connectivity options.
•	To locate direct and indirect distribution channels for our products and services.
•	To develop business partnerships that embrace us as the exclusive business market mobile information solution provider for accessing corporate database applications and enabling full Email mobile support.
•	To develop offshore manufacturing and software development enterprises to support our business goals.
•	To extend our product offerings to global markets such as Europe, South America and Asia.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s board of directors announced that the close of business on November 1, 2001 was the record date for the determination of stockholders entitled to notice about the proposal authorizing the reverse stock split of the outstanding common stock, par value $.001 par value, of the Company at the rate of one new share for each 200 issued and outstanding shares of common stock and the subsequent restoration of the authorized capital of the Company to 50,000,000 shares of common stock, $.001 par value, 5,000,000 shares of preferred stock, $.001 par value and 35,425 shares of Series A Convertible Preferred Stock, $.001 par value (“Recapitalization”) and the approval of the Mobilepro 2001 Equity Performance Plan (“Plan”).

On October 31, 2001, the Board of Directors approved the Recapitalization and the Plan and authorized the Company’s officers to obtain written consents from the holders of the outstanding voting securities of the Company to approve the Recapitalization and the Plan.

On November 1, 2001, stockholders owning of record an aggregate of 9,605,393 shares of the Company’s common stock, representing approximately 53.7% of the outstanding voting securities of the Company, executed and delivered to the Company a written consent authorizing and approving the Recapitalization and approving the Plan. Under Section 228 of the Delaware General Corporation Law, and the certificate of incorporation and by-laws of the Company, any action required or permitted to be taken at an annual or special meeting of stockholders of a Delaware corporation may be taken without a meeting, without prior notice and without a vote, is signed by the holders of outstanding stock entitled to vote thereon having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the consent to the Recapitalization and approval of the Plan must be given, and was given on or about November 2, 2001, to those stockholders who have not consented in writing to the action and who, if the action had been taken at a meeting, would otherwise have been entitled to notice of the meeting.

The purpose of the Mobilepro Corp. 2001 Equity Performance Plan (“Plan”) is to enable the Company to offer to its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company and its Subsidiaries have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The various types of long-term incentive awards that may be provided under the Plan will enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its businesses.

In effecting the Recapitalization, a majority of the Stockholders, in their written consent authorizing and approving the Recapitalization, and the Board of Directors of the Companyapproved the following Certificate of Amendment of the Certificate of Incorporation of Mobilepro Corp.:

FIRST: The name of the Corporation is Mobilepro Corp.

SECOND: The Certificate of Incorporation of the Corporation is hereby amended by deleting the first paragraph of Article FOURTH in its entirety and by substituting the following two new paragraphs at the beginning of Article FOURTH in lieu thereof:

“FOURTH: That as of the effective date of this Certificate of Amendment of the Certificate of Incorporation of the Corporation (“Amendment”) each 200 shares of the Corporation’s common stock that is issued and outstanding shall be changed, without any further action, into one fully paid and non-assessable share of the Corporations common stock, fractional shares to be rounded up.

As of the effective date of this Amendment, after the reverse stock split set forth above, the total number of shares of capital stock of all classes which the Corporation shall have authority to issue in 55,035,425 shares, of which 50,000,000 shares shall be common stock, par value $.001 per share (“Common Stock”), 5,000,000 shares shall be preferred stock, par value $.001 per share (“Preferred Stock”) and 35,425 shares shall be the Series A Convertible Preferred Stock, par value $.001 per share. (“Series A Convertible Preferred Stock”).”

THIRD: The foregoing Amendment of Certificate of Incorporation was duly approved by the Corporation’s Board of Directors in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware and thereafter was duly adopted by the consent of the holders of a majority of the outstanding voting stock of the Corporation in accordance with the provisions of Sections 228 and 242 of the General Corporation Law of the State of Delaware.

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