Form 10KSB
period 2002-03-31
MOBILEPRO CORP
filed 2002-07-15
CIK 769592

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002


                                 MOBILEPRO CORP.
                                 ---------------
               (Exact Name of Registrant as Specified in Charter)


           Delaware            002-97869-D                87-0419571
           --------            -----------                ----------
  (State of Incorporation)     (Commission File Number)   (IRS Employer
                                                          Identification No.)

                        3204 Tower Oaks Blvd., Suite 350
                              Rockville , MD 20852
                              --------------------
               (Address of principal executive offices) (Zip Code)

                                 (301) 230-9125
                                 --------------
                         (Registrant's telephone number)

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
Yes X    No
   ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. { }

State issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of July 11, 2002, the aggregate market price of the voting stock held by non-affiliates was approximately $2,545,231.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 11, 2002, the Company had outstanding 18,001,935 shares of its common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ----    ---

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                                                        PAGE
-------------------------------------------------------------------------------------------------------------------

PART I............................................................................................................4

   ITEM 1.     DESCRIPTION OF BUSINESS............................................................................4
      BUSINESS....................................................................................................4
      CORPORATE HISTORY...........................................................................................5
      BUSINESS STRATEGY BEFORE THE MOBILEPRO MERGER...............................................................6
      BUSINESS STRATEGY AFTER THE MOBILEPRO MERGER AND BEFORE THE NEOREACH MERGER.................................6
      BUSINESS STRATEGY AFTER THE NEOREACH MERGER.................................................................6
      MARKET/INDUSTRY PROJECTIONS.................................................................................7
      FINANCIAL FUNDING NEEDS AND USE OF FUNDS....................................................................8
      PRODUCTS AND SERVICES.......................................................................................8
      MARKETING AND COMPETITION...................................................................................8
      RESEACH AND DEVELOPMENT.....................................................................................9
      INTELLECTUAL PROPERTY.......................................................................................9
      GOVERNMENT APPROVALS........................................................................................9
      RECENT DEVELOPMENTS.........................................................................................9
   ITEM 2.     DESCRIPTION OF PROPERTY...........................................................................10
   ITEM 3.     LEGAL PROCEEDINGS.................................................................................10
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................10

PART II..........................................................................................................11

   ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................................11
      MARKET FOR COMMON STOCK....................................................................................12
      TRANSFER AGENT.............................................................................................12
      DIVIDEND POLICY............................................................................................13
      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.........................................13
      RECENT SALES OF SECURITIES.................................................................................13
   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........................................16
      FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION.....................................................16
      LIQUIDITY AND CAPITAL RESOURCES............................................................................17
      NEW ACCOUNTING PRONOUNCEMENTS..............................................................................17
      INFLATION..................................................................................................17
      PLAN OF OPERATION..........................................................................................17
      EMPLOYEES..................................................................................................18
      FORWARD-LOOKING INFORMATION................................................................................18
   ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................22
   ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............39

PART III.........................................................................................................39

   ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.............................................................39
      SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE....................................................41
   ITEM 10.       EXECUTIVE COMPENSATION.........................................................................42
      COMPENSATION OF DIRECTORS..................................................................................43
      OTHER COMPENSATION ARRANGEMENTS............................................................................43
   ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................43
      PRINCIPAL STOCKHOLDERS.....................................................................................43
   ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................45
      INVESTORS RIGHTS AGREEMENT.................................................................................45
      NEOREACH PURCHASE AGREEMENT................................................................................46
   ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K...............................................................47
      a) Exhibits................................................................................................47
      b) Reports on Form 8-K.....................................................................................48

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

The Company is a development stage company whose business focus has been recently redirected towards solutions supporting the third generation ("3G") wireless market, through NeoReach, Inc., the Company's wholly-owned subsidiary ("NeoReach").

NeoReach is a development stage company designing state-of-the-art modem solutions to support 3G wireless communications systems. 3G technology features integrated voice and data, access to high-speed Internet and intranet applications, interactive e-mail, data exchange, global roaming and full motion video transmission--all delivered to a mobile device such as a cellular phone, PDA or laptop. NeoReach is designing advanced modems that are intended to support these services and that may be utilized in base stations supporting the wireless networks that offer these services and in customer handsets and other wireless devices utilized in connection with such wireless networks.

The current generation of digital wireless networks primarily in use today is referred to as second generation, or 2G services. We believe that the demand for faster networks supporting information-rich applications is rising, pushing the wireless communications industry toward a third generation of services that are expected to result in higher productivity, greater transmission speed and seamless access around the world.

Selection of network standards and government policies regarding spectrum availability and licensing will drive adoption of 3G services at different rates in different regions of the world. Europe and Japan have centralized systems that are based on a single network operator standard, W-CDMA, while operators in the United States have begun to deploy systems that are based on two different 3G standards, CDMA2000 and W-CDMA. Wireless operators in Europe and Japan have recently begun to roll out 3G services and are expected to continue to roll out 3G services through 2005, while operators in the United States are expected to begin to roll out 3G services in late 2002 or 2003.

We believe that the worldwide number of deployed base stations may double in the five-year period between 2001 and 2005. Cahners In-Stat Group estimates in its report for the year 2000 that, during that period, approximately 286,000 new base stations will be placed into service each year, yielding annualized revenue of $56 billion, and that revenue from semiconductors for base station applications will grow from approximately $6.5 billion to nearly $10 billion. Cahners also indicates in its report that China represents the largest market and growth opportunity for new base station deployment.

On-time market availability of 3G-enabled handsets is critical to the roll-out of 3G services. Morgan Stanley estimates in its report dated March 26, 2002 that approximately 3.7 million handsets will be needed to support the 3G demand in 2002 and that the number of handsets needed to support the 3G demand will grow to nearly 75 million by 2006.

NeoReach is designing advanced modem solutions for base stations and handsets utilized in connection with the delivery of 3G services. NeoReach's base station solution targets smaller systems called Micro- and Pico Cell base stations, while NeoReach's handset modem solution targets PDA's and laptop plug-in cards. These solutions are based on proprietary technology developed by NeoReach. Distinguishing design features include a superior multi-channel base station support and multi-mode handset compatibility with W-CDMA, GSM and GPRS network standards.

NeoReach has filed five patent applications for its W-CDMA smart antenna processing approaches and will pursue other patents to protect its intellectual property rights in various chief modem design and implementation areas. NeoReach initiated product research and design in 2000 and entered into a contract with Samsung during 2001, which provided NeoReach with important co-development technical resources and expertise. If NeoReach's modem solutions are commercially successful, we expect to leverage our 3G technology to extend our product line to include miniaturized base stations for use in high-density areas and 3G handsets.

Qualcomm is the leading provider of wireless modem technology, marketing a wide variety of products worldwide. Qualcomm products have all been designed for the CDMA standard and only recently has the company announced it will now also build to the W-CDMA standard. Other companies developing modems include Nokia, Ericsson, Siemens, Motorola and Samsung. A large number of smaller companies around the world specialize in various niche technologies addressing the wireless market to include the modems for the handsets. These include PrairieComm and InterDigital in the U.S., Yozan in Japan, Sierra Wireless in Canada and Xircom in Germany.

Currently the Company is located at Mobilepro Corp., 3204 Tower Oaks Blvd., Suite 350, Rockville, Maryland 20852

CORPORATE HISTORY

Mobilepro is a development stage company and currently trades on the Bulletin Board under the stock symbol "MOBL". The following is a brief history of the Company.

Mobilepro was incorporated on July 14, 2000 and was focused on the integration and marketing of complete mobile information solutions that satisfy the needs of mobile professionals.

The company with which Mobilepro merged in June of 2001 was first organized in June 1988 as Bud Corp. Bud Corp. changed its name to Tecon, Inc. in July 1992, then to Buyit.com, Inc. in May 1999 and finally to CraftClick.com, Inc. on January 4, 2000. CraftClick's business strategy and focus was to become the premier destination for buyers and sellers of arts and crafts products and supplies through the use of Internet websites. Due to the lack of adequate funding and the lack of generating enough Internet traffic to achieve profitability, CraftClick began to cease business operations in October 2000. CraftClick subsequently disposed of substantially all of its assets in February 2001 when secured creditors foreclosed on outstanding loans made to CraftClick.

In April 2001, CraftClick reorganized pursuant to a Plan of Merger wherein its domicile was changed from Utah to Delaware, and the common stock was subject to a reverse split on the basis of 1 new share for every 100 shares outstanding. On June 6, 2001, CraftClick and Mobilepro entered into an Agreement and Plan of Merger dated June 1, 2001 ("CraftClick Merger Agreement"). Under the CraftClick Merger Agreement, Mobilepro merged with and into CraftClick, with CraftClick being the surviving corporation. On July 9, 2001, the name of the surviving corporation was changed to Mobilepro Corp.

On November 19, 2001, Mobilepro implemented a 200 for 1 reverse stock split of its Common Stock. There were no fractional shares issued. Concurrent with the reverse stock split, Mobilepro issued 3,000,000 new shares of Common Stock to Dungavel, Inc., pursuant to an Investor Rights Agreement, which the Company entered into with Dungavel on June 1, 2001 as part of the merger with CraftClick.

On February 19, 2002, the Company entered into a Stock Purchase Agreement with Mr. Daniel Lozinsky and Dungavel, Inc., and another Stock Purchase Agreement with Mr. Daniel Lozinsky, Ms. Joann Smith and Mr. Scott Smith. Dungavel, Inc., Ms. Joann Smith and Mr. Scott Smith were all significant stockholders of the Company at the time. Pursuant to these two stock purchase agreements, Mr. Lozinsky acquired an aggregate of 2,057,733 shares of Mobilepro Common Stock, representing approximately 64.7% of the Company's voting securities at that time. On February 28, 2002, Mr. Scott Smith resigned as the President, CEO and Chairman of the Company, and Mr. Lozinsky became the President and CEO of the Company. On May 10, 2002, Mr. Arne Dunhem became the Company's President, CEO and Chairman and Mr. Lozinsky became our Senior Vice President.

On March 21, 2002, the Company entered into an Agreement and Plan of Merger with NeoReach, pursuant to which a newly-formed, wholly-owned subsidiary of the Company merged into NeoReach in a tax-free transaction. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of the Company.

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

BUSINESS STRATEGY AFTER THE MOBILEPRO MERGER AND BEFORE THE NEOREACH MERGER

Mobilepro was formed to position ourselves as a provider of wireless business solutions for the mobile business professional workforce. We intended to develop complete mobile information solutions that include products and services such as wireless handheld devices and Web based enterprise applications. As a solutions provider, we intended to bundle the service and the hardware device into a single offering. None of the products or services were fully developed and were not available for sales. The strategy was for the Company to develop the overall designs of both the hardware and the software of the devices but to outsource the actual manufacturing and the detailed software development to existing device providers. We intended to distribute the devices with the bundled software through various distribution channels including direct sales and alliance partners with co-marketing and referrals. The Web based services were to be developed jointly with strategic development partners and maintained and operated jointly with ISP and Web-hosting partners. The applications that drove the demand for this strategy was the ever increasing use of E-mail for business correspondence and the need for mobile professionals at all levels of an organization to access corporate data and applications from outside their offices.

We had no sales for the year ended March 31, 2002, and we did not have adequate capital funding in order to continue as a going-concern in this business segment. As such, we discontinued the wireless business solutions provider business in March of 2002. As previously mentioned, there was a change of control and business strategy in March 2002.

The audited financial statements included elsewhere in this filing contain only the operations of the wireless business solutions provider business and are not reflective of the new business strategy adopted by the new majority owners.

BUSINESS STRATEGY AFTER THE NEOREACH MERGER

We are a development stage company and therefore, the following business strategy contains forward-looking information and we can give no assurances that we will be able to accomplish these goals, generate sufficient revenues to be profitable, obtain adequate capital funding or continue as a going concern. Our independent auditors have issued a going-concern opinion for the year ended March 31, 2002 (See "Financial Statements and Supplementary Data").

The Company is developing advanced modem solutions for both the base stations and the handsets to capitalize on the approaching 3G wave. The base station solution targets smaller systems called Micro- and Pico Cell base stations. The handset modem solution also targets PDA's and laptop plug-in cards. They are based on the Company's own, proprietary technology. Distinguishing design features include a superior multi-channel base station support and multi-mode handset compatibility with W-CDMA, GSM and GPRS network standards.

The Company has solved core modem development issues with its architecture without having to license and pay expensive, ongoing royalties to other vendors. The Company has filed five patent applications for its W-CDMA smart antenna processing approaches and will pursue other patents to protect its intellectual property rights in various chief modem design and implementation areas.

Product research and design was initiated in 2000. A contract with Samsung during 2001 provided important, co-development technical resources and expertise during the critical design phase. The base station modem will be ready for the field evaluation with commercial release planned for fourth quarter 2002 with commercial ASIC modems mid 2003. The handset ASIC modem is planned for mid/end 2003 market availability.

The long-term product vision is founded on product line extensions that leverage the current technology and expertise in 3G. The first of these potential future products is the Pico Cell Node-B, a miniaturized version of a complete base station for use in high-density areas such as in larger office buildings, shopping malls, train- and bus-stations and in city-centers. The second potential future product is the 3G handsets themselves. These will be added to the development schedule after market success with the modem solutions is demonstrated and based on the market timing and future competitive landscape.

The Company believes it can be successful in the 3G wireless modem market for two key reasons: 1) capitalizing on an early-to-market advantage with advanced capabilities; and, 2) maintaining narrowly focused product and market strategy on its two core solutions. All the other vendors must rationalize 3G development, sales and marketing resources among a larger product line and among an installed base of customers utilizing other products for which upgrades are expected and required.

MARKET/INDUSTRY PROJECTIONS

Market Outlook for Third Generation Services

The current generation of digital wireless networks primarily in use today is referred to as second generation, or 2G services. Demand for faster networks supporting information-rich applications are on the horizon, pushing the industry toward the third generation of services delivering higher productivity, greater transmission speed and seamless access around the world.

Marketplace players with different motivations are all driving the push toward 3G services. Manufacturers are motivated by the lure of new revenue streams from new 3G equipment. Wireless operators worldwide are motivated to capture first to market advantage and to relieve their frequency spectrum shortage. Regulators are motivated to gain new license revenue from operators. And finally, consumers and businesses are motivated by the ability to combine wireless mobility with content and multi-media messaging.

Markets in which both wireless and Internet penetration is high are well positioned for 3G services. Selection of network standards and government policies regarding spectrum availability and licensing will drive adoption at different rates in different regions of the world.

Europe and Japan centralize on a single network operator standard, W-CDMA, and wireless operators there have recently begun to roll out 3G services on a schedule that builds throughout 2002-2005. In the U.S., two different 3G standards will be deployed by U.S. wireless operators, CDMA and W-CDMA, and full rollout is projected by industry analysts to begin in late 2003, although some limited operation may start in 2002.

Market Size and Opportunity

Owing to the vast number of these 3G networks that eventually will be deployed worldwide, and the present rate in which they are planned for commercial availability, the market for 3G-enabled base stations (network systems that enable communications to and from the consumer handsets) and 3G-enabled handsets and other mobile devices is huge.

The worldwide number of deployed base stations will more than double in the five-year period between 2001 and 2005. During that time, slightly more than 286,000 new base stations will be placed into service each year, yielding annualized revenue of $56 billion, according to research reports published by Cahners In-Stat Group. Further, China is projected to represent the largest market and growth opportunity for new base station deployment.

In terms of revenue potential, Cahners estimates the 2001 revenues from semiconductors for the base station applications at approximately $6.5 billion to grow to nearly $10 billion by 2005.

On-time market availability of 3G-enabled handsets is critical to the roll-out of the services. Morgan Stanley, in published research reports, estimates that in 2002 alone, approximately 3.7 million handsets will be needed to support demand. This increases to nearly 75 million units in 2006. Going forward, handset replacement volume will continually expand due to customer exposure to more choices in new phone features, prices and services. The expected lifetime of the handsets is expected to contract from 18 months to 12 months, further driving new demand.

FINANCIAL FUNDING NEEDS AND USE OF FUNDS

The Company will need additional financing and may use a private placement offering or debt financing to raise such additional funds, to be used for the following:

        1) Investment in laboratory facilities including test and simulation equipment;

        2) Acquisition or licensing of certain intellectual property related to the development of modems and communications semiconductor and component technology;

        3)      Pay-down certain debt; and

        4)      General working capital purposes.

We have initiated a private placement offerings as of this filing but we cannot give any assurances that we will be successful in raising any capital.

PRODUCTS AND SERVICES

The Company is developing products for the 3G markets. Its product line will initially comprise of pico base station modems and handset modems ASICs. These products are not currently available in the market. The Company believes that its products will be first to market and will offer unique value to the manufacturers and the marketplace in general. The Company currently has prototypes available of modems for the micro cell base station.

The product line extensions can include RF CMOS, and Pico cell Node-B.

There are no assurances that our products, once developed, will be accepted or marketable to our intended customers.

MARKETING AND COMPETITION

MARKETING

The Company intends to sell products and services through direct and indirect sales channels. The Company intends to have a direct sales force in North America, Europe and Asia. The sales organization will have directors in each of these areas of the world. The technical support team will support the direct sales team. Target customers include manufacturers of base stations and other infrastructure equipment.

In addition to a direct sales channel, the Company intends to sells product through OEM agreements with other manufacturers. Any OEM relationships will enable the Company's products to be embedded into the base stations. The business development team will be responsible for initiating the relationships with the OEM partners and the sales team supports them on an ongoing basis.

The Company cannot assure you that its marketing efforts will be successful.

COMPETITION

Qualcomm is the leading provider of wireless modem technology, marketing a wide variety of products worldwide. Qualcomm products have all been designed for the CDMA standard and only recently has the company announced it will now also build to the W-CDMA standard. Other companies developing modems for the base stations in addition to the handsets include bigger companies such as Nokia, Ericsson, Siemens, Motorola and Samsung. A large number of smaller companies around the world specialize in various niche technologies addressing the wireless market to include the modems for the handsets. These include PrairieComm and InterDigital in the U.S., Yozan in Japan, Sierra Wireless in Canada and Xircom in Germany.

RESEACH AND DEVELOPMENT

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

We estimate that the amount of time spent during the last two years on research and development activities uniquely for our product and services was approximately $2,715 and $446,359 for the fiscal years ended March 31, 2002 and 2001, respectively. None of the cost of such activities were borne directly by customers. We have no individual people engaged in research and development activities.

INTELLECTUAL PROPERTY

As of March 31, 2002, the Company had five patent applications pending with the U.S. Patent and Trademark Office ("PTO") in the area of "Smart Antenna" technology. On April 29, 2002 the Company announced that two of the five patents filed previously have been allowed.

The first patent involves intellectual property that can enhance the performance of conventional smart antenna processing technology if used for 3G wireless communications. Using the NeoReach proprietary approach, wireless network operators will be able to provide 3G networks in which subscribers will experience less interference and more stable connections as they move around while using their handsets or PDAs.

The second patent delivers automatic, low-cost improvements to the smart antenna processing technology. Using this NeoReach invention, 3G network operators will be able to automatically eliminate potential distortions throughout their full network without having to conduct individual, time-consuming phase calibration of each separate communication channel.

The remaining three patent applications, currently still under review at the PTO, involve innovations that may greatly enhance 3G wireless network operators' capacities to support larger numbers of simultaneous subscribers, to offer greatly expanded coverage areas, and to maintain the high quality of the communication channels.

In addition for its wireless business solutions provider business, the Company also has two other patent applications pending which are referred to as "Wireless communication system and method of providing wireless communication service" with specific descriptions to include "Device and method for changing the orientation and configuration of a display of an electronic device" and "Electronic device having multiple service functionality".


GOVERNMENT APPROVALS

We believe that the only government approval that is required is that the device(s) must adhere to certain the Federal Communications Commission ("FCC") section requirements because it does in fact contain a radio transmitter. We believe that government approval from FCC will be required for both our future RF CMOS product and for our future potential Node-B pico cell since both will contain radio tranmitters that will radiate radio frequency emission in a frequency spectrum that is normally under license requirements. Any potential contract manufacturer we utilize will handle this for the Company.

RECENT DEVELOPMENTS

On May 31, 2002, the Company entered into an equity line of credit arrangement (the "Equity Line") with Cornell Capital Partners, LP ("Cornell"). The Equity Line provides, generally, that Cornell will purchase up to $10 million of Common Stock over a two-year period, with the timing and amount of such purchases, if any, at the Company's discretion. Any shares of Common Stock sold under the Equity Line will be priced at a 9% discount to the lowest closing bid price of the Common Stock during the five-day period following the Company's notification to Cornell that it is drawing down on the Equity Line. The Company is not permitted to draw down more than $450,000 in any 30-day calendar period. In addition, there are certain other conditions applicable to the Company's ability to draw down on the Equity Line including the filing and effectiveness of a registration statement registering the resale of all shares of Common Stock that may be issued to Cornell under the Equity Line and the Company's adherence with certain covenants. At the time of each draw down, the Company is obligated to pay Cornell a fee equal to three percent of amount of each draw down.

In addition, on May 31, 2002, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued and sold $250,000 of convertible debentures (the "Debentures"). The Securities Purchase Agreement contemplates the sale of up to an additional $250,000 of Debentures. The Debentures accrue interest at the rate of four percent per year. The Debentures must be repaid two years following their issuance or, at the Company's election, converted into shares of Common Stock. In addition, at any time, the holders of the Debentures may elect to convert their debt into Common Stock. If, at the time of conversion, the Common Stock is listed on the Nasdaq Bulletin Board System, Nasdaq SmallCap Market, or American Stock Exchange, the conversion price will be 120% of the closing bid price. If, at the time of conversion, the Common Stock is not listed on any of the foregoing markets, the conversion price will be 80% of the closing bid price of the Common Stock as furnished by the National Association of Securities Dealers, Inc. The Debentures also provide the Company with certain redemption rights which, if exercised, will require the Company to issue Common Stock warrants to the Debenture holders. Holders of the Debentures have certain registration rights with respect to the resale of shares of Common Stock received upon any conversion of the Debentures.


ITEM 2. DESCRIPTION OF PROPERTY

Our offices are located at 3204 Tower Oaks Blvd., Suite 350, Rockville , MD 20852. We believe that this facility is adequate to meet our needs in the foreseeable future. In the event our business expands, we believe we will have to find new offices.

We currently employ one person. Subsequent to the period of this report and effective with the merger with Neoreach, the Company currently employs nine people. If the business grows as we plan, we anticipate that we will need additional persons to fill administrative, sales and technical positions.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of our knowledge, against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Board of Directors announced that the close of business on November 1, 2001 was the record date for the determination of stockholders entitled to notice about the proposal authorizing the reverse stock split of the outstanding common stock, par value $.001 par value, of the Company at the rate of one new share for each 200 issued and outstanding shares of common stock and the subsequent restoration of the authorized capital of the Company to 50,000,000 shares of common stock, $.001 par value, 5,000,000 shares of preferred stock, $.001 par value and 35,425 shares of Series A Convertible Preferred Stock, $.001 par value ("Recapitalization") and the approval of the Mobilepro 2001 Equity Performance Plan ("Equity Performance Plan").

On October 31, 2001, the Board of Directors approved the Recapitalization and the Equity Performance Plan and authorized the Company's officers to obtain written consents from the holders of the outstanding voting securities of the Company to approve the Recapitalization and the Equity Performance Plan.

On November 1, 2001, stockholders owning of record an aggregate of 9,605,393 shares of the Company's common stock, representing approximately 53.7% of the outstanding voting securities of the Company, executed and delivered to the Company a written consent authorizing and approving the Recapitalization and approving the Plan. Under Section 228 of the Delaware General Corporation Law, and the certificate of incorporation and by-laws of the Company, any action required or permitted to be taken at an annual or special meeting of stockholders of a Delaware corporation may be taken without a meeting, without prior notice and without a vote, is signed by the holders of outstanding stock entitled to vote thereon having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the consent to the Recapitalization and approval of the Equity Performance Plan must be given, and was given on or about November 2, 2001, to those stockholders who have not consented in writing to the action and who, if the action had been taken at a meeting, would otherwise have been entitled to notice of the meeting.

The purpose of the Mobilepro Corp. 2001 Equity Performance Plan ("Equity Performance Plan") is to enable the Company to offer to its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company and its Subsidiaries have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The various types of long-term incentive awards that may be provided under the Equity Performance Plan will enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its businesses.

In effecting the Recapitalization, a majority of the Stockholders, in their written consent authorizing and approving the Recapitalization, and the Board of Directors of the Company approved the following Certificate of Amendment of the Certificate of Incorporation of Mobilepro Corp.:

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

           As of the effective date of this Amendment, after the reverse stock split set forth above, the total number of shares of capital stock of all classes which the Corporation shall have authority to issue 55,035,425 shares, of which 50,000,000 shares shall be common stock, par value $.001 per share ("Common Stock"), 5,000,000 shares shall be preferred stock, par value $.001 per share ("Preferred Stock") and 35,425 shares shall be the Series A Convertible Preferred Stock, par value $.001 per share.
           ("Series A Convertible Preferred Stock")."

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


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

Our Common Stock is traded in the over-the-counter market and quoted on OTC EBB under the symbol "MOBL" and quoted in the pink sheets published by the National Quotations Bureau. From time to time, a very small number of securities broker-dealers published only intermittent quotations for the Common Stock, and there was no continuous, consistent trading market. The trading volume in the Common Stock has been and is extremely limited. During the above period, the limited nature of the trading market created the potential for significant changes in the trading price for the Common Stock as a result of relatively minor changes in the supply and demand for Common Stock and perhaps without regard to our business activities. Because of the lack of specific transaction information and our belief that quotations during the period were particularly sensitive to actual or anticipated volume of supply and demand, we do not believe that such quotations during this period are reliable indicators of a trading market for the Common Stock.

As of July 11, 2002, there were approximately 531 holders of record of our Common Stock, which does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

TRANSFER AGENT

The transfer agent for our Common Stock is Interwest Transfer Co., 1981 East Murray-Holladay Rd., P. O. Box 17136, Salt Lake City, Utah 84117.

Subject to the above limitations, we believe that during the six fiscal quarters preceding the date of this filing, the high and low share prices for the Common Stock during each quarter are as set forth in the table below. The quotations reflect inter-dealer share prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The share prices were obtained from OTC Bulletin Board NASDAQ Trading & Market Services. These high and low share prices do reflect the effects both of the 1 for 100 share reverse stock split, which occurred on May 8, 2001 and of the 1 for 200 share reverse stock split, which occurred on November 6, 2001.

QUARTER ENDED                                     HIGH             LOW
--------------------------------------------- ------------- ------------------
     >
March 31, 2002                                    4.00            1.05
December 31, 2001                                38.00            4.00
September 30, 2001                               790.00           12.00
June 30, 2001                                    400.00           30.00
--------------------------------------------- ------------- ------------------
March 31, 2001                                  3,750.00         312.50
December 31, 2000                              10,625.00         625.00
September 30, 2000                             40,000.00        7,500.00
June 30, 2000                                  77,500.00        17,500.00
--------------------------------------------- ------------- ------------------
March 31, 2000                                 57,500.00        30,000.00
December 31, 1999                              75,000.00        25,000.00
--------------------------------------------- ------------- ------------------

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                      Equity Compensation Plan Information
                                 (As of 3/31/02)


                                          Number of securities to       Weighted average
                                          be issued upon exercise       exercise price of      Number of securities
                                          of outstanding options,     outstanding options,      remaining available
     Equity Compensation Plan Categories    warrants and rights        warrants and rights      for future issuance
     ------------------------------------ ------------------------- -------------------------- ----------------------
     Approved by security holders
      - 2001 Equity Performance Plan                 0                        $0.00                   20,000
     Not approved by security holders
      - None                                         0                          0                        0
     ==================================== ========================= ========================== ======================
     Total                                           0                        $0.00                   20,000




The securities underlying the 2001 Equity Performance Plan were registered on the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on December 4, 2001 (File No. 333-74492).


RECENT SALES OF SECURITIES

COMMON STOCK

We have issued the following shares of our common stock from March 31, 2000 through July 11, 2002. On May 11, 2001, we implemented a 1 share for 100 shares reverse stock split of our common stock. On November 19, 2001, we implemented a 1 share for 200 shares reverse stock split of our common stock. The issuances below have not been adjusted for these reverse stock splits, but rather disclosed as issued.

On April 16, 1999, we had subscriptions to issue 257,666 shares of our common stock for consideration of $386,499 at the time of the merger with Tecon (See "CORPORATE HISTORY"). These subscriptions were reduced to 245,997 and were exercised upon the consummation of the merger with Tecon. Tecon also issued 1,621,621 shares of common stock of Tecon for additional subscriptions in consideration of $600,000, cash. Additional subscriptions were received and 215,702 common shares were issued for $315,515. Simultaneously, we issued 10,333 common shares for business equipment valued at $15,500. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

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

On March 12, 2001, we issued 4,040,000 shares of common stock for services valued at $1,284,923. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

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

On June 6, 2001, CraftClick.Com, Inc. a Delaware corporation ("CraftClick"), and Mobilepro Corp., a Delaware corporation ("Mobilepro"), entered into an Agreement and Plan of Merger dated as of June 1, 2001. Under the Merger Agreement Mobilepro merged with and into CraftClick, with CraftClick being the surviving corporation. In connection with the Merger, the Company issued to Ms. Joann M. Smith an aggregate of 8,227,663 shares of common stock representing approximately 55% of our 14,907,196 issued and outstanding shares of common stock. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

Effective June 6, 2001, in connection wih the Merger, the Company issued 3,000,000 shares in a conversion of debt and accrued interest. The debt had a recorded value of $50,000. The issuance of shares were valued at $480,000, the fair value of the Company's stock at that time. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

In May 2001, the Company registered 6,500,000 shares of our common stock for future issuance under the "2001 Performance Equity Plan". Effective June 6, 2001, the Company issued a total of 2,600,000 shares to the following parties:
250,000 shares to Dungavel Inc. for services performed in connection with the Mobilepro merger and reorganization and re-incorporation, 250,000 to Mr. Scott
R. Smith, our Chief Executive Officer for employment services, 1,475,000 to ZDG Investments for consulting services regarding the Mobilepro merger and reorganization and re-incorporation, 50,000 shares each to Mr. Howard Geisler, Mr. Mitchell Geisler and Ms. Cindy Roach for services as officers and directors, 25,000 to Weil Consulting Corp. for merger consultations and 450,000 to Henning Capital Ltd. for merger consultations.

On August 1, 2001, the Company issued 330,000 shares of its common stock pursuant to the exercise of a special warrant that was issued as a part of the reverse merger agreement with CraftClick.com, Inc. The conversion price of this warrant was $330 or $0.001 per share, the par value of the common stock. The issuance of shares were valued at $577,500, the fair value of the Company's stock at that time. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On September 6, 2001, the Company issued a total of 1,500,000 shares of its common stock under the "2001 Performance Equity Plan"to Camilla Holdings for services rendered. These services were valued at $0.165 per share or a total of $247,500.

On October 26, 2001, the Company issued 25,000 shares of its common stock of services rendered. The issuance of shares were valued at $1,250, the fair value of the Company's stock at that time. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On November 19, 2001, the Company had a 1 for 200 reverse stock split which effectively reduced their issued and outstanding shares 16,677,711. Additionally, on that date the Company issued 3,000,000 shares for services in conjunction with an Investors Rights Agreement. The Company valued that issuance at a value of $240,000, the fair value of the Company's stock at that time. The Company believes the issuance of the stock to be exempt from registration under
Section 4(2) of the Securities Act.

On December 4, 2001, the Company registered 1,000,000 shares of our common stock for future issuance under the "2001 Equity Performance Plan". On February 15, 2002, the Company issued a total of 20,000 shares of its common stock to the following parties: 10,000 shares to Sandy Seth and 10,000 shares to Maninder Singh. The shares were issued for consulting services regarding items such as assisting the Company in its understanding of historical events. The issuance of all of the 20,000 shares were valued at $21,000, the fair value of the Company's stock at that time.

On February 15, 2002, the Company issued 86,000 shares of its common stock of services rendered. The issuance of the shares were valued at $90,300, the fair value of the Company's stock at that time. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On February 19, 2002, the Company issued 25,000 shares of its common stock for services performed by an executive and officer of the Company. The shares were valued at $26,250, the fair value of the Company's stock at that time. The Company believes the issuance of the stock to be exempt from registration under
Section 4(2) of the Securities Act.

On March 18, 2002, the Company issued a total of 960,000 shares of its common stock under the "2001 Equity Performance Plan" to the following parties: 255,000 to Mr. Daniel Lozinsky, our Chief Executive Officer for employment services and services as a director, 355,000 to Mr. Arne Dunhem for services as an officer and director, 25,000 to Mr Scott Smith for services as an officer and director, and 325,000 to Jesus Gomez Romero for engineering consulting services for advanced software related projects. These shares were issued at 55 cents per share based on a Board Resolution fixing the Fair Market Value of the securities pursuant to the 2001 Equity Performance Plan on and as of March 6, 2002.

On April 23, 2002, the Company issued 12,352,129 shares of its common stock to the holders of Neoreach's common stock pursuant to an Agreement and Plan of Merger, dated March 21, 2002. A newly formed, wholly-owned subsidiary of Mobilepro merged into Neoreach, in a tax-free transaction. The merger was consummated on April 23, 2002. As a result of the merger, Neoreach is now a wholly-owned subsidiary of Mobilepro. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On May 31, 2002, the Company issued a total of 690,000 shares of its common stock to the following parties: 450,000 shares to INFe, Inc., 150,000 shares to Thomas Richfield, 60,000 shares to Francene Goodman, and 30,000 shares to Triple Crown Consulting. These shares were issued for consulting services regarding the Mobilepro-Neoreach merger. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On June 10, 2002, the Company issued a total of 784,314 shares of its common stock to the following parties: 764,706 to Cornell Capital Partners and 19,708 to West Rock Advisors, Inc. These shares were issued pursuant to an equity line of credit arrangement with Cornell Capital Partners, dated May 31, 2002. The Company believes the issuance of the stock to be exempt from registration under
Section 4(2) of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein. These financial statements reflect only the financial information of our prior business operations as a wireless business solutions provider and are not reflective of our new business strategy (See "BUSINESS").

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

OVERALL OPERATING RESULTS

We had no sales from our wireless business solutions provider operation for the years ended March 31, 2002 and 2001. However, our general and administrative expenses were $3,147,119 for the current year and $1,009,193 for the prior year, which resulted in substantial operating losses for each year. Operating losses were $3,147,119 and $1,009,193 for the years ended March 31, 2001 and 2000, respectively. The Company had other income, including income from the forgiveness of debt of $248,717 and $0 for the years ended March 31, 2001 and 2000, respectively. The areas where we expended the most funds for each year were for payroll, professional fees, consulting fees, and marketing expenses. Because of these large losses and the fact that we did not have adequate capital in order to continue to operate, we were pursuing alternative business opportunities in the first quarter of 2002. See "BUSINESS" for our change in control and our future business strategy.

Our net losses after taxes and other income/expenses were $2,898,402 for March 31, 2002 and $1,009,193 for March 31, 2001.

OPERATING LOSSES

We have accumulated approximately $1,563,018 of net operating loss carryforwards as of March 31, 2002, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards is offset by a valuation allowance of the same amount.

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

PLAN OF OPERATION

This plan of operation does not reflect only the financial information of our prior business operations as a wireless business solutions provider business and are reflective of our new business strategy (See "BUSINESS").

The Company will need additional financing and may use a private placement offering or debt financing to raise such additional funds, to be used for the following:

        1) Complete the design and development of advanced modems for both the base station and handset markets

                a. Invest in laboratory facilities including test and simulation equipment.

                b. Acquire or license certain intellectual property related to the development of modems and communications semiconductor and component technology

        2) Develop plans for third party manufacturing to support the business goals of the Company.

        3) Expand the product offerings of the Company to include RF CMOS development and Pico-Cell base stations, among others

        4) Develop direct and indirect sales and marketing channels for the Company's products and services.

                a. Develop business partnerships that embrace the Company as the exclusive modem supplier for their advanced cellular handsets and user equipment

                b. Develop plans for extending our solution offerings for use in additional global markets such as Asia and Europe.

        5)      Pay-down certain debt,and

        6)      General working capital purposes

We have initiated a private placement offerings as of this filing but we cannot give any assurances that we will be successful in raising any capital.

As of the date of this report, the Company does not have enough cash and cash equivalents to meet its cash requirements for its current obligations and anticipated cash requirements for the next month. As of the date of this report, the within the next several months, the Company has to raise additional funds, either by issuing equity or debt, in order to meet its cash obligations.

EMPLOYEES

We, as of March 31, 2002, currently employ one person. With the merger with Neoreach effective in April of 2002, the Company employs nine people. If the business grows as we plan, we anticipate that we will need additional persons to fill administrative, sales and technical positions.


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

We are currently unaware of any trends or conditions other than those previously mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment. Other factors that might cause such a difference include, but are not limited to, those discussed below:

RISK FACTORS

WE MAY NOT BE SUCCESSFUL IN INTEGRATING THE BUSINESS AND TECHNOLOGY OF NEOREACH WITH THAT OF THE COMPANY.

We may not be successful in integrating the business and technology of NeoReach with the business and operations of the Company. Our failure to integrate successfully could materially adversely affect our operating results, financial condition and the trading price of our stock. Also, our integration efforts may divert our management time and resources from necessary aspects of our business and operations.

OUR MANAGEMENT TEAM IS NEW TO THE COMPANY.

Mr. Daniel Lozinsky became our President and CEO in February 2002 after he acquired 64.8% of our voting securities. After the acquisition of NeoReach, Mr. Arne Dunhem, replaced Mr. Lozinsky as our President and CEO and Mr. Lozinsky became our Senior Vice President. Our success depends to a significant extent on the leadership and vision of Messrs. Dunhem and Lozinsky. Prior to the merger, Messrs. Lozinsky and Dunhem had no experience working together. Failure to successfully integrate the management teams of the two companies could adversely affect the business and results of operations of the Company. Our future success also depends on our ability to identify, attract, hire, retain and motivate other well-qualified managerial, technical, sales and marketing personnel. There can be no assurance that these professionals will be available in the market or that we will be able to meet their compensation requirements.

OUR ACCOUNTANTS RAISED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN AND WE WILL INCUR LOSSES FOR THE IMMEDIATE FUTURE.

Our independent accountants raised substantial doubt as to our ability to continue as a going concern in their report to the Board of Directors in July 2002. As a result of our acquisition of NeoReach effective in April, 2002, the Company has continued to incur substantial debt obligations. We anticipate that we will incur net losses for the immediate future. We expect our operating expenses to increase significantly, and, as a result, we will need to generate increased monthly revenue if profitability is to be achieved. To the extent that revenue does not grow at anticipated rates or that increases in our operating expenses precede or are not subsequently followed by commensurate increases in revenue, or that we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition will be materially and adversely affected. We cannot ensure that we will ever achieve or sustain profitability.

WE ARE AT DEVELOPMENT STAGE AND HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN BASE YOUR INVESTMENT DECISION.

The Company had a major shift in its business strategy in June 2001. It was not until June 2001 that the Company focused on the integration and marketing of complete mobile information solutions that satisfy the needs of mobile professionals. The Company acquired NeoReach, another development stage company, in April 2002. While management believes that this acquisition represents the Company's important entry into the exciting and promising 3G wireless communications market, the Company only very recently redirected its focus towards solutions supporting the 3G wireless market. We have a limited operating history upon which to evaluate our business plan and prospects. In addition, our business prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. We cannot be sure that we will be successful in addressing these issues, and, if we are unsuccessful at doing so, our business, results of operations and financial condition could be materially and adversely affected.

OUR BUSINESS REVENUE GENERATION MODEL IS UNPROVEN AND COULD FAIL.

Our revenue model is new and evolving, and we cannot be certain that it will be successful. Our ability to generate revenue depends, among other things, on our ability to leverage NeoReach's technology in the 3G wireless communications market. The potential profitability of this business model is unproven. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth or achieve or sustain profitability.

IF OUR MARKET DOES NOT GROW AS EXPECTED, OUR REVENUES WILL BE BELOW OUR EXPECTATIONS AND OUR BUSINESS AND FINANCIAL RESULTS WILL SUFFER.

We are engaged in a developing business with an unproven market, and we cannot accurately estimate the size of our market or the potential demand for 3G modem solutions. If there is substantial delay in the commercial launch of our products or if there is not widespread acceptance of our products, our business and prospects will be harmed. We believe that our potential to grow and increase our market acceptance depends on many factors, some of which are beyond our control. There can be no assurance that potential clients will find our products attractive.

OUR INDUSTRY IS SUBJECT TO INTENSE COMPETITION.

We currently face significant competition in the telecommunications industry, and expect that this competition will continue, particularly with respect to the market within the telecommunications industry for wireless modem technology. Our competitors include Qualcomm, Nokia, Ericsson, Siemens, Motorola, Samsung and PrairieComm among others. Many of these competitors have advantages, including:

        - existing rights to competing and emerging technologies;

        - longer operating histories and presence in key markets;

        - greater name recognition; and

        - greater financial, sales and marketing, manufacturing, distribution, technical and other resources.

As a result of these factors, these companies may be more successful than we are in the telecommunications industry and the wireless modem technology market.

IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE WIRELESS COMMUNICATIONS INDUSTRY, OUR FUTURE GROWTH AND OPERATING RESULTS WILL SUFFER.

Our ability to compete effectively with our competitors depends on the following factors, among others:

        - the performance of our modem technology in a manner that meets customer expectations;

        - the success of our efforts to develop effective channels of distribution for our products;

        - our ability to price our products that are of a quality and at a price point that is competitive with similar or comparable products offered by our competitors;

        - general conditions in the wireless communications industry;

        - the success of our efforts to develop, improve and satisfactorily address any issues relating to our modem technology; and

        - the timely delivery and successful implementation of new technologies deployed in connection with any 3G services offered by the national and international wireless communications service providers.

OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE THAT WE MUST KEEP PACE WITH TO SUCCESSFULLY COMPETE.

New technological innovations generally require a substantial investment before they are commercially viable. The market for our products and technology is characterized by many factors, including:

        - rapid technological advances and evolving industry standards;

        - changes in customer requirements;

        - frequent introductions of new products and enhancements; and

        - evolving methods of building and operating telecommunications systems.

Our failure to keep pace with these rapid technological changes could adversely affect our business and results of operations.

OUR PATENT APPLICATIONS MAY BE REJECTED, WHICH MAY ADVERSELY AFFECT OUR
BUSINESS.

We will rely on the patents that may be granted as a result of certain patent applications that have been filed with respect to our wireless modem technology, as well as copyrights, trademark and trade secret law, to protect our proprietary information. The rejection of our patent applications would adversely affect our business, because we would be unable to protect or enforce our intellectual property rights with respect to such technology and may result in claims by third parties that we infringe their intellectual property rights.

CONSOLIDATIONS IN THE WIRELESS COMMUNICATIONS INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS.

The wireless communications industry has experienced consolidation of participants, and this trend may continue. If wireless carriers consolidate with companies that utilize technologies that are similar to or compete with our wireless modem technology, our proportionate share of the emerging market for wireless modem technologies may be reduced or eliminated.

WE WILL REQUIRE SIGNIFICANT ADDITIONAL CAPITAL IN THE FUTURE, WHICH WE MAY NOT BE ABLE TO OBTAIN.

Part of our business strategy is to raise additional capital to finance our operations. We cannot be sure that we will be successful in raising this additional capital or that the net proceeds from such financing will be sufficient to meet our funding demands. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and expansion, successfully promote our brand name or products, develop or enhance our technology, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition and the value of your investment.

In addition, the Company received a letter from the SEC dated April 26, 2002 in which the SEC raised certain comments and questions regarding certain of the Company's prior public filings with the SEC. Many of the issues addressed in the SEC's letter relate to the Company's prior business operations and strategy as well as the failure to comply with certain technical requirements relating to the Company's SEC filings. While the Company has responded to the SEC letter, the ability of the Company to raise funds through offerings that require registration with the SEC could be delayed. In addition, the Company could be subject to further action from the SEC and/or investors who may have relied on such filings.

MANAGEMENT OF THE COMPANY CONTROLS 70.3% OF OUR COMMON STOCK ON A FULLY DILUTED BASIS, AND THEY WILL HAVE THE ABILITY TO CONTROL MATTERS REQUIRING STOCKHOLDER APPROVAL.

As a result, these management stockholders will have significant influence in matters requiring stockholder approval, including the election and removal of directors, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of the Company's assets, and the control of the management and affairs of the Company. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from attempting to obtain control of the Company, which in turn could have an adverse effect on your investment.

SHAREHOLDERS MAY HAVE DIFFICULTY SELLING THEIR SHARES IN THE SECONDARY MARKET GIVEN THE NATURE OF THE BULLETIN BOARD AND RULES RELATING TO LOW-PRICE STOCKS, OR THE "PENNY STOCK" RULES.

The Common Stock is quoted on the Bulletin Board. Shares traded on this system are often characterized by low trading volumes and volatile prices. As a result, investors may find it more difficult to dispose of or to obtain accurate quotations of the Common Stock. In addition, quotations on the Bulletin Board depend on the willingness of broker-dealers to make a market for the stock. There can be no assurance that the Common Stock will continue to be quoted on the Bulletin Board or that there will continue to be a market for such stock.

Further, the SEC has adopted regulations which define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The Common Stock presently is a "penny stock" and, accordingly, is subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors. There can be no assurance that the Common Stock will trade for $5.00 or more per share, or if so, when. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell the Common Stock and may affect the ability of the purchasers of any future offering by the Company to sell the Common Stock in a secondary market.

WE HAVE NOT PAID DIVIDENDS ON OUR COMMON STOCK TO DATE.

We have not paid to date and do not expect to pay in the foreseeable future any cash or stock dividends on our Common Stock.

THE COMPANY'S FINANCIAL PROJECTIONS CANNOT BE ASSURED.

The projections of the future business prospect of the Company were prepared by the Company in good faith based upon the assumptions that the Company believes to be reasonable. No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they were based. The projections are subject to the uncertainties inherent in any attempt to predict the results of operations for the next two years. Certain of the assumptions used will inevitably not materialize and unanticipated events will occur. Therefore, the actual results of operations are likely to vary from the projections and the variations may be material and adverse.

The projections are to give management information concerning the Company's estimates of future operating results based on the assumptions and no assurance can be made that such results will be achieved. The financial projections have not been prepared, reviewed or compiled by any firm of accountants. The projections of the Company were not prepared with a view to public disclosure or compliance with published guidelines of the Securities and Exchange Commission or any state securities commission, or the guidelines established by the American Institute of Certified Public Accountants and should not be considered as a forecast of actual earnings.

THE BUSINESS PLAN CONTAINS ASSUMPTIONS THAT MAY PROVE TO BE INCORRECT OR MAY NOT BE ADHERED TO BY MANAGEMENT.

The Company's Business Plan is based upon numerous assumptions that may later prove to be incorrect. The Company's ability to adhere to the Business Plan will depend upon factors that the Company believes are beyond its control. Likewise, management is not bound to follow the Business Plan and may elect to adopt other strategies based upon changes in circumstances.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 MOBILEPRO CORP
                        (FORMERLY CRAFTCLICK.COM, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                         YEAR ENDED MARCH 31, 2002 AND
                        PERIOD JULY 14, 2000 (INCEPTION)
                            THROUGH MARCH, 31, 2001

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                          YEAR ENDED MARCH 31, 2002 AND
             PERIOD JULY 14, 2000 (INCEPTION) THROUGH MARCH 31, 2001



                          INDEX TO FINANCIAL STATEMENTS


                                                                                              PAGE(S)
                                                                                              -------
AUDITED FINANCIAL STATEMENTS

     Report of Independent Certified Public Accountants                                         F-2

     Balance Sheet as of  March 31, 2002                                                        F-3

     Statements of Operations for the year ended March 31, 2002 and for the period July 14, 2000 (Inception)
        through March 31, 2001 with Cumulative Totals Since Inception                           F-4

     Statements of Changes in Stockholders' (Deficit) for the
       years ended  March  31, 2002 and 2001 including the former company Craftclick.com, Inc. and the reverse acquisition
        that occurred as of June 1, 2001.                                                       F-5

     Statements of Cash Flows for the year ended March 31, 2002 and the period
        July 14, 2000 (Inception) through
        March 31, 2001 with Cumulative Totals Since Inception                                   F-7

     Notes to Financial Statements                                                              F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Mobilepro Corp
Rockville, Maryland

We have audited the accompanying balance sheet of Mobilepro Corp.(formerly Craftclick.Com, Inc.) (A Development Stage Company) (the "Company") as of March 31, 2002 and the related statements of operations, changes in stockholders' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements for the year ended March 31, 2002 has been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has raised certain issues that lead to substantial doubt about its ability to continue as a going concern. The Company does not have any revenue generating activities and has substantial operating deficits. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobilepro Corp (A Development Stage Company) as of March 31, 2002 and the results of its operations and their cash flows for the year then ended.in conformity with accounting principles generally accepted in the United States of America.

The statement of operations, changes in stockholders' (deficit) and cash flows for the period July 14, 2000 (Inception) through March 31, 2001 were audited by Mantyla McReynolds and Associates. Mantyla McReynolds and Associates issued an unqualified opinion on those financial statements dated July 20, 2001.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbbsboro, New Jersey
July 10, 2002

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2002



                                     ASSETS


CURRENT ASSET
   Cash                                                             $       154
                                                                    -----------


TOTAL ASSET                                                         $       154
                                                                    ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


LIABILITIES
   Due to officer                                                   $    44,262
   Short-term debt                                                       75,000
   Accounts payable and accrued expenses                                187,663
                                                                    -----------

            TOTAL LIABILITIES                                           306,925
                                                                    -----------

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value, authorized
     5,000,000 shares, and 35,425 shares
     issued and outstanding                                                  35
   Common stock, $.001 par value, authorized 50,000,000
     shares, and 4,175,492 shares issued and outstanding                  4,176
   Additional paid-in capital                                         3,596,613
   Deficit accumulated during development stage                      (3,907,595)
                                                                    -----------

            TOTAL STOCKHOLDERS' DEFICIT                                (306,771)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $       154
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                  FOR THE YEAR ENDED MARCH 31, 2002 AND PERIOD
                JULY 14, 2000 (INCEPTION) THROUGH MARCH 31, 2001
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)



                                                                                  CUMULATIVE
                                                                                 TOTALS SINCE
                                                 2002              2001           INCEPTION
                                              -----------      -----------       ------------
REVENUES                                      $        --      $        --       $        --

COST OF SALES                                          --               --                --
                                              -----------      -----------       -----------

GROSS PROFIT                                           --               --                --

GENERAL AND ADMINISTRATIVE EXPENSES             3,147,119        1,009,193         4,156,312
                                              -----------      -----------       -----------

LOSS BEFORE OTHER INCOME                       (3,147,119)      (1,009,193)       (4,156,312)

OTHER INCOME (EXPENSES)
   Interest income                                     56               --                56
   Forgiveness of debt                            276,738               --           276,738
   Other expense                                  (27,608)              --           (27,608)
   Interest expense                                  (469)              --              (469)
                                              -----------      -----------       -----------
                                                                                          --
            TOTAL OTHER INCOME (EXPENSES)         248,717               --           248,717
                                              -----------      -----------       -----------

NET LOSS BEFORE PROVISION
FOR INCOME TAXES                               (2,898,402)      (1,009,193)       (3,907,595)
   Provision for income taxes                          --               --                --
                                              -----------      -----------       -----------

NET LOSS APPLICABLE TO COMMON SHARES          $(2,898,402)     $(1,009,193)       (3,907,595)
                                              ===========      ===========       ===========

NET LOSS PER BASIC AND DILUTED SHARES         $     (0.44)     $     (0.11)      $     (0.60)
                                              ===========      ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING             6,462,746        8,750,000 *       6,462,746
                                              ===========      ===========       ===========

*After reorganization.


   The accompanying notes are an integral part of these financial statements.

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS IN CHANGES OF STOCKHOLDERS' DEFICIT
              FOR THE YEARS ENDED MARCH 31, 2002 AND 2001 INCLUDING
       THE FORMER COMPANY CRAFTCLICK.COM, INC. AND THE REVERSE ACQUISITION
                        THAT OCCURRED AS OF JUNE 1, 2001



                                                                                           ADDITIONAL                      NET
                                                 COMMON STOCK          PREFERRED STOCK      PAID-IN      ACCUMULATED   STOCKHOLDERS'
CRAFTCLICK.COM, INC. ACTIVITY:               SHARES      AMOUNT       SHARES      AMOUNT    CAPITAL        DEFICIT       DEFICIT
------------------------------            -----------   ---------    ---------    ------   -----------   -----------   ------------
BALANCE - MARCH 31, 2000                   16,931,444      16,931       101,000      101     5,354,232    (2,848,780)    2,522,484

Issued preferred shares under PPM
April-June, 2000                                                         38,000       38       379,962            --       380,000

Issued common and preferred shares for
debt, December 31, 2000                    25,000,000      25,000         1,000        1        84,999            --       110,000

Issued common shares for assets/acquired
companies                                     430,000         430            --       --       322,070            --       322,500

Options granted for Note Receivable         1,903,574       1,904            --       --       473,096            --       475,000

Issued stock for investment                   500,000         500            --       --       499,500            --       500,000

Issued stock for services                   4,040,000       4,040            --       --     1,280,883            --     1,284,923

Net loss for year ended March 31, 2001             --          --            --       --            --    (5,630,700)   (5,630,700)
                                          -----------   ---------   -----------  -------   -----------   -----------   -----------


BALANCE - MARCH 31, 2001                   48,805,018      48,805       140,000      140     8,394,742    (8,479,480)      (35,793)

Stock issued in conversion of preferred
  stock into common stock                   6,877,678       6,878      (104,622)    (105)       (6,773)           --            --

Consolidation of shares due to corporate
   change in domicile                     (55,125,493)    (55,125)           --       --        55,125            --            --

Issuance of common stock as part of
   Craftclick acquisition of Mobilepro      8,750,000       8,750            --       --        (8,750)           --            --

Net loss Craftclick for April 1, 2001 to
   May 31, 2001                                    --          --            --       --            --          (377)         (377)


   The accompanying notes are an integral part of these financial statements.

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
           STATEMENTS IN CHANGES OF STOCKHOLDERS' DEFICIT (CONTINUED)
              FOR THE YEARS ENDED MARCH 31, 2002 AND 2001 INCLUDING
       THE FORMER COMPANY CRAFTCLICK.COM, INC. AND THE REVERSE ACQUISITION
                        THAT OCCURRED AS OF JUNE 1, 2001



                                                                                            ADDITIONAL                     NET
                                                   COMMON STOCK          PREFERRED STOCK      PAID-IN     ACCUMULATED  STOCKHOLDERS'
                                                SHARES       AMOUNT      SHARES     AMOUNT    CAPITAL       DEFICIT      DEFICIT
                                              -----------   --------   -----------  ------  -----------   -----------  -------------
MOBILEPRO CORP ACTIVITY:
Recapitalization due to merger - Craftclick            --         --            --      --   (8,479,857)    8,479,857            --

Recapitalization due to merger - Mobilepro             --         --            47      --    1,009,194    (1,009,194)           --

Issuance of shares to cover convertible debt    3,000,000      3,000            --      --      477,000            --       480,000

Issuance of common stock for services
  and salaries                                  2,600,000      2,600            --      --      413,400            --       416,000

Issuance of common stock for services           1,500,000      1,500            --      --      246,000            --       247,500

Issuance of common stock for warrants             330,000        330            --      --      577,170            --       577,500

Issuance of common stock for services              25,000         25            --      --        1,225            --         1,250

Reverse stock split                           (16,677,711)   (16,678)           --      --       16,678            --            --

Issuance of common stock for services           3,000,000      3,000            --      --      237,000            --       240,000

Issuance of common stock for services             106,000        106            --      --      111,194            --       111,300

Conversion of debt for issuance of common
   shares                                          25,000         25            --      --       26,225            --        26,250

Issuance of common stock for services             960,000        960            --      --      527,040            --       528,000

Net loss for the year                                  --         --            --      --           --    (2,898,401)   (2,898,401)
                                              -----------   --------   -----------  ------  -----------   -----------   -----------

BALANCE MARCH 31, 2002                          4,175,492   $  4,176        35,425  $   35  $ 3,596,613   $(3,907,595)  $  (306,771)
                                              ===========   ========   ===========  ======  ===========   ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEAR ENDED MARCH 31, 2002 AND PERIOD
                JULY 14, 2000 (INCEPTION) THROUGH MARCH 31, 2001
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)



                                                                                           CUMULATIVE
                                                                                          TOTALS SINCE
                                                             2002             2001         INCEPTION
                                                          -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $(2,898,402)    $(1,009,193)    $(3,907,595)
                                                          -----------     -----------     -----------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
(USED IN) OPERATING ACTIVITIES:
   Forgiveness of debt                                       (276,738)             --        (276,738)
   Increase in accounts payable                               158,435         365,301         523,736
   Issued common stock for services, compensation and
      conversion of debt                                    2,627,800         593,859       3,221,659
                                                          -----------     -----------     -----------
            NET CASH USED IN OPERATING ACTIVITIES            (388,905)        (50,033)       (438,938)
                                                          -----------     -----------     -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
   Issued stock for cash                                           --             100             100
   Proceeds from borrowings, net                              344,730          50,000         394,730
   Change in officer loan, net                                 44,262              --          44,262
                                                          -----------     -----------     -----------
            NET CASH PROVIDED BY FINANCING ACTIVITIES         388,992          50,100         439,092
                                                          -----------     -----------     -----------

NET INCREASE IN CASH                                               87              67             154

CASH BALANCE - BEGINNING OF YEAR (PERIOD)                          67              --              --
                                                          -----------     -----------     -----------

CASH BALANCE - END OF YEAR                                $       154     $        67     $       154
                                                          ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
   Issued common shares for services, compensation and
   conversion of debt                                     $ 2,627,800     $   593,859     $ 3,221,659
                                                          ===========     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


NOTE 1- ORGANIZATION

        Mobilepro Corp formerly Craftclick.com, Inc. was incorporated under the laws of the State of California in January 1999, as BuyIt.com, Inc. ("BuyIt"). From inception through March 31, 1999, the Company engaged in preliminary activities related to the set up of an Internet auction business. On April 16, 1999, the Company entered into an Agreement and Plan of Reorganization ("Plan") with Tecon, Inc. ("Tecon"), a Utah Corporation, wherein all of the outstanding shares and subscriptions of BuyIt were exchanged for 8,500,000 shares (for the outstanding shares of common stock of Tecon, and 245,997 shares (for the outstanding subscriptions) of common stock of Tecon. At the conclusion of all the transactions contemplated in the Plan, BuyIt shareholders and subscribers owned 8,745,997 shares of total outstanding shares of 12,179,249, or 71.9%, The survivor in the aforementioned combination was Tecon. However, the name of the surviving company was changed to BuyIt.com, Inc., simultaneously with the Plan. The combination of these two entities had been accounted for as a purchase. The Company changed its name to Craftclick.com, Inc., on January 4, 2000, as a result of changing its business strategy and focus-which was to become the premier destination for buyers and sellers of arts and crafts products and supplies through the use of Internet websites. However, the Company disposed of substantially all assets in February of 2001 when secured creditors foreclosed on loans to the Company.

        In April 2001, Craftclick.com, Inc. reorganized pursuant to a Plan of Merger wherein its domicile was changed from Utah to Delaware, and the common stock was reverse split on the basis of 1 new share for every 100 shares outstanding.

        On June 6, 2001, Craftclick.com, Inc. merged with Mobilepro Corp a Delaware corporation as of June 1, 2001. Under the merger agreement, Mobilepro Corp merged into Craftclick.com, Inc. with Craftclick being the surviving corporation and the Certificate of Incorporation and By Laws of Craftclick being the constituent documents of the surviving corporation.

        In July 2001, the Company changed its name to Mobilepro Corp. On March 21, 2002 NeoReach, Inc. a Delaware company and Mobilepro entered into an Agreement and Plan of Merger pursuant to which NeoReach, Inc. would become a wholly-owned subsidiary of Mobilepro. The shares were exchanged on April 23, 2002 and the transaction was consummated. NeoReach, Inc. Is a development stage company designing state of the art modem solutions to support third generation (3G) wireless communication systems.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes the e significant accounting policies:

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2002 AND 2001




NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        DEVELOPMENT STAGE COMPANY

        Mobilepro Corp is a development stage company. The Company since April 23, 2002 devotes substantially all of its efforts to researching and developing technology for the third generation wireless waves. Before the acquisition of NeoReach, Inc., Mobilepro Corp focused on the integration and marketing of complete mobile information solutions to the business market through strategic partnership with established firms already delivering information technology consulting, wireless service and vertical market application products and services.

        USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid debt instruments and other short- term investments with an initial maturity of three months or less to be cash or cash equivalents.

        REVENUE RECOGNITION

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

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2002 AND 2001



NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        INCOME TAXES

        Effective July 14, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (the Statement), Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of March 31, 2002 is $0 due to the valuation allowance established as described in Note 3.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts reported in the balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

        ADVERTISING COSTS

        The Company expenses the costs associated with advertising as incurred. Advertising and promotional expenses were approximately $250,000 and $-0- for the year ended March 31, 2002 and the period July 14, 2000 (Inception) through March 31, 2001, respectively.

        FURNITURE AND EQUIPMENT

        Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

        When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments. There was no depreciation expense for the year ended March 31, 2002 and the period July 14, 2000 (Inception) through March 31, 2001.

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2002 AND 2001



NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        EARNINGS (LOSS) PER SHARE OF COMMON STOCK

        Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

        The following is a reconciliation of the computation for basic and diluted EPS:

                                                            MARCH 31,         MARCH 31,
                                                              2002               2001
                                                         ----------------   ---------------
Net loss                                                   $(2,898,402)      $(1,009,193)

Weighted-average common shares
Outstanding (Basic)                                          6,462,746         8,750,000

Weighted-average common stock
Equivalents
     Stock options                                                   -                 -
     Warrants                                                        -                 -

Weighted-average common shares
Outstanding (Diluted)                                        6,462,746         8,750,000



        Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for March 31, 2002 and 2001 because inclusion would have been antidilutive.

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2002 AND 2001



NOTE 3- PROVISION FOR INCOME TAXES

        The Company did not provide for income taxes in the years ended March 31, 2002 and the period July 14, 2000 (Inception) through March 31, 2001. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

        At March 31, 2002 and 2001, the deferred tax assets consists of the following:

                                                           2002             2001
                                                       --------------   ------------
Deferred taxes due to net operating loss
carryforwards                                            $ 1,563,018      $ 403,677

Less:  Valuation allowance                                (1,563,018)      (403,677)
                                                       --------------   ------------

Net deferred tax asset                                   $         -      $       -
                                                       ==============   ============

NOTE 4- GOING CONCERN

        As shown in the accompanying financial statements the Company has sustained substantial net operating losses for the year ended March 31, 2002 and the period July 14, 2000 (Inception) through March 31, 2001. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.

        Management has received a commitment from Cornell Capital Partners, L.P. to provide the Company with up to $10 million in financing under certain conditions (See Note 8).

        Additionally, the Company is anticipating that the above financing commitment will be sufficient enough to implement NeoReach, Inc. its subsidiary's Plan.

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2002 AND 2001



NOTE 5- STOCKHOLDERS' DEFICIT

        The beginning balances reflected as of March 31, 2000 through June 1, 2001 are those of the former company (registrant) Craftclick.com, Inc. On June 6, 2001 Craftclick.com, Inc. and Mobilepro Corp merged under a reverse merger as of June 1, 2001. Upon that merger the stockholders' equity of Mobilepro Corp (a former private company) under a recapitalization, became that equity of the the public entity. Upon the recapitalization, 8,750,000 shares were issued to the former Craftclick.com, Inc.'s stockholders.

        Additionally from June 1, 2001 to March 31, 2002 the Company issued 8,216,000 shares for services valued at fair market value. There were 3,025,000 shares issued for conversion of debt. Finally, 330,000 shares were issued because of a special warrant.

        The following details the stock transactions after the recapitalization.

        COMMON STOCK

        On June 1, 2001, the Company issued 3,000,000 shares in a conversion of debt. The issuance of shares were valued at $480,000 (16 cents per share), the fair value of the Company's stock at that time.

        On June 1, 2001, the Company issued 2,600,000 shares for services and compensation at a value of $416,000 (16 cents per share), the fair value of the Company's stock at that time.

        On August 1, 2001, the Company issued 330,000 shares that were the result of the exercising of warrants. The value of $577,500 ($1.75 per share) was the fair value of the Company's stock at that time.

        On September 6, 2001, the Company issued 1,500,000 shares for services at a value of $247,500 (16.5 cents per share), the fair value of the Company's stock at that time.

        On October 26, 2001, the Company issued 25,000 shares for services at a value of $1,250 (5 cents per share), the fair value of the Company's stock at that time.

        On November 19, 2001, the Company had a 1 for 200 reverse stock split which effectively reduced their issued and outstanding shares 16,677,711. Additionally, on that date the Company issued 3,000,000 shares for services in conjunction with an Investors Rights Agreement at a value of $240,000 (8 cents per share), the fair value of the Company's stock at that time.

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2002 AND 2001



NOTE 5- STOCKHOLDERS' DEFICIT (CONTINUED)

        On February 15, 2002, the Company issued 106,000 shares for services at a value of $111,300 ($1.05 per share), the fair value of the Company's stock at that time.

        On February 19, 2002, the Company issued 25,000 shares in conversion of a note payable at a value of $26,250 ($1.05 per share), the fair value of the Company's stock at that time.

        On March 18, 2002, the Company issued 960,000 shares for services. These shares were issued at 55 cents per share ($528,000) based on a Board Resolution on March 6, 2002.

NOTE 6- LONG-TERM DEBT

        In February, 2002, as part of the Company's President's private purchase of stock, the Company entered into two (2) promissory notes of $37,500 each ($75,000 total) with the seller and a related entity to the seller. These notes are due September 1, 2002 at an annual rate of interest on the notes of 5%. Should the Company fail to pay the notes on the due date, interest will be charged at 15%. Interest expense for 2002 was $469.

NOTE 7- DUE TO OFFICER

        The President of Mobilepro Corp loaned the Company, net $44,262 in February 2002 to pay certain creditors at 6% interest due on demand. The officer has waived interest until April 2002.


NOTE 8- SUBSEQUENT EVENTS

        On April 23, 2002 the Company consummated the purchase of its wholly-owned subsidiary NeoReach, Inc. On March 21, 2002, NeoReach, Inc., a Delaware Company, and Mobilepro Corp entered into the above Agreement and Plan of Merger. NeoReach, Inc. is a development stage company designing state of the art modem solutions to support third generation (3G) wireless communications systems. Mobilepro Corp exchanged 12,352,129 shares of its common stock for this purchase.

        NeoReach, Inc. in April 2002 received notice that two of the five filed patent applications relating to its technology innovations have been allowed by the U.S. Patent and Trademark Office and the review process for the other three are still under way.

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2002 AND 2001




NOTE 8- SUBSEQUENT EVENTS (CONTINUED)

        The first patent involves intellectual property that can enhance the performance of conventional smart antenna processing technology if used for 3G wireless communications. Using the Neoreach proprietary approach, wireless network operators will be able to provide 3G networks in which subscribers will experience less interference and more stable connections as they move around while using their handsets or personal digital assistants (PDA's).

        The second patent delivers automatic low-cost improvements to the smart antenna processing technology. Using this NeoReach invention, 3G network operators will be able to automatically eliminate potential distortions throughout their full network without having to conduct individual, time-consuming phase calibration of each separate communication channel.

        In April 2002, NeoReach, Inc. established a technology alliance with Prime Circuits, Inc. Prime Circuits is a privately-held semiconductor developer based in Greenbelt, MD that specializes in ultra small, ultra low power analog, digital and hybrid chipsets. Prime Circuits' technology is currently in use in a number of NASA applications at Goddard Space Flight Center.

        As part of the alliance, NeoReach will gain access to technical knowledge, personnel and low power semiconductor technology that NeoReach believes will greatly expand its digital modem suite. This solution targets the consumer handsets and network transmission base stations to support 3G communications.

        On May 10, 2002 the Company announced that Arne Dunhem was appointed the Chairman, President and CEO of Mobilepro Corp. Mr. Dunhem has over 28 years of experience in the growth of high technology companies, especially in the telecommunications field.

        On May 31, 2002, the Company entered into an equity line of credit arrangement with Cornell Capital Partners, L.P. The equity line provides generally, that Cornell will purchase up to $10 million of common stock over a two-year period, with the time and amount of such purchases, if any, at the Company's discretion.

        There are certain conditions applicable to the Company's ability to draw down on the equity line including the filing and effectiveness of a registration statement registering the resale of all shares of common stock that may be issued to Cornell under the equity line and the Company's adherence with certain covenants.

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2002 AND 2001


NOTE 8- SUBSEQUENT EVENTS (CONTINUED)

        The Company on May 31, 2002, entered into a Securities Purchase Agreement with cetain investors pursuant to which the Company issued and sold $250,000 of convertible debentures. The debentures accrue interest at the rate of four percent (4%) per year. Holders of the debentures have certain registration rights with respect to the resale of shares of common stock received upon any conversion of the debentures.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Effective June 6, 2002, the Board of Directors of Mobilepro Corp. (the "Company") dismissed its independent auditors, Mantyla, McReynolds & Associates ("Mantyla"), and engaged the services of Bagell, Josephs & Company, L.L.C. ("Bagell"), as its new independent auditors. Bagell will audit the Company's financial statements for the fiscal year ended March 31, 2002.

During the two most recent fiscal years of the Company ended March 31, 2001, and the subsequent interim period through June 6, 2002, there were no disagreements between the Company and Mantyla on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Mantyla's satisfaction, would have caused Mantyla to make reference to the subject matter of the disagreements in connection with its reports; and there were no reportable events described under
Item 304(a)(1)(v) of Regulation S-K.

The audit reports of Mantyla on the Company's financial statements as of and for the fiscal years ended March 31, 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, other than a fourth explanatory paragraph describing going concern contingencies.

During the two most recent fiscal years of the Company ended March 31, 2001, and the subsequent interim period through June 6, 2002, the Company did not consult with Bagell regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.




PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Certain information about the directors and executive officers of the Company as of March 31, 2002 is included below.

      ------------------------------------------------------------------------------------------------
      Name                   Age       Position                             Director or Officer Since
      ------------------------------------------------------------------------------------------------
      Scott R. Smith         42        Director                             June 1, 2001
      ------------------------------------------------------------------------------------------------
      Arne Dunhem            52        Treasurer and Director               February 19, 2002
      ------------------------------------------------------------------------------------------------
      Daniel Lozinsky        41        President and CEO and Chairman       February 19, 2002
      ------------------------------------------------------------------------------------------------

The following describes the business background and the experience of each of the directors and executive officers of the Company:

Mr. Daniel Lozinsky, the President and CEO and Chairman of the Company, was appointed a Director of the Company in February 2002. Daniel Lozinsky has 17 years of management and software development experience with small and large multinational corporations. Mr. Lozinsky was President and CEO of VCmed Inc. a scientific medical start-up company that was attempting to bring to the market Cancer Research technology developed at MIT and Harvard, which allowed for early detection not otherwise available. Prior to that Mr. Lozinsky was senior software engineer of AOL, Host Systems internet department, that allowed to meet AOL's growing Internet demands during the highest AOL's growth period between 96 and 99, when the company grew from 4 million to 21 million users. He was working for AOL's MIS (BISY) department between 4/95 - 6/96. Prior to that Mr. Lozinsky was employed as a senior software engineer at Eastman Kodak Corporation in Rochester NY between 9/89 - 4/95. He was an internal software consultant to multiple Kodak's lines of business. Mr. Lozinsky worked on Kodak PhotoCD system that is widely available now and allows scanning film into digital format and printing to paper or CD. He specifically worked for CD writer devices and testing firmware software components that he developed for the system. During those years he worked for Kodak's Mass Memory Division that manufactured and sold optical drives and jukeboxes to commercial companies and government offices. Working as a designer and developer of software and, occasionally as a support engineer, he participated in winning for Kodak and delivering large government contracts to include ADMAPS to US NAVY Printing and Publishing. During that project Mr. Lozinsky worked both in Rochester and at the Navy Technology Pilot Lab at Port Hueneme, Ca. Prior to that, between 8/87 - 9/88, Mr. Lozinsky worked as a programmer analyst for PaineWebber Strategic Technology Department, on the PaineWebber Backup System to the Maine Network at the Weehaken Center in NJ. Prior to that, during 8/85 - 5/87, Mr. Lozinsky worked as a programmer and systems analyst for Merrill Lynch, Real Time Pricing Group that delivers NYSE financial data to different departments of Merrill Lynch. Mr. Lozinsky holds MS/CS from Stevens Institute of Technology in Hoboken NJ, 1/89. He also holds BS/CS from Polytechnic Institute of NY, 1/84.

Mr. Arne Dunhem was appointed a Director and Treasurer of the Company in February 2002. Mr. Dunhem has over twenty-eight years general management and engineering experience with large complex multinational corporations, large international organizations as well as early stage technology companies. He has been instrumental in arranging more than $300 million in investor and vendor financing commitments and is knowledgeable in all aspects of business, management, information systems, network operations and engineering. Mr. Dunhem was between November 1998 and June 2001 the President & CEO of erbia, Inc. a long-distance communications company where he took the company from its start-up phase through the sale of the operation to another company. Prior to this he was between 1993 and September 1997 the Chairman of Tele8 Kontakt AB, a Swedish nationwide start-up wireless operator and also between 1993 and December 1997 the Chairman of Nordiska Tele8 AB of Sweden, a long distance and local telephone service company. Here again, he took the company from its start-up phase through full operation and eventually the sale of the companies. Mr. Dunhem was between September 1989 and April 1990 the Executive Vice President, Engineering & Operations of Comvik Skyport AB, a Swedish telecommunications company providing satellite and data communications services. During the period September 1978 and June 1989 Mr. Dunhem was with INTELSAT, Washington, D.C., an international satellite communications organization in a capacity growing from staff engineer to program manager where he had responsibilities for building-up some of the world's largest command, control and monitoring networks. He has also been with the Saab-Scania corporation and the Swedish Telecom. He has lived in the Washington, D. C. area since 1978.

Mr. Scott R. Smith, a Director of the Company since June 1, 2001, has 20 years experience in the high technology sector, product development, sales, business development and engineering. Mr. Smith is the founder of Mobilepro Corp. and brings to this company extensive business, sales and technology experience. From 1992 through 1999, he founded two technology product development companies providing product development, prototyping, tooling, project management and process consulting services to major technology companies such as Motorola, 3M, Lucent Technologies, Molex, and FCI/Berg Electronics. From 1989 to 1992 he was Regional Director of Sales and Technology for Rand Worldwide and was primarily responsible for developing a midwest presence for the company by establishing anchor accounts and building a sales and technical support team. Prior to that Mr. Smith worked for several major technology companies, including Motorola Automotive, Parametric Technology Corp., Intergraph Corp. and Allen-Bradley Co.

On Feb. 26, 2002, Mr. Scott R. Smith, a director of the Company since June 1, 2001 and a director as of March 31, 2002, filed a petition for personal bankruptcy in the U.S. Bankruptcy Court for the Northern District of Illinois, Western Division.

Our Board of Directors, as of March 31, 2002, consisted of only the three individuals listed above.

Subsequent to the period covered under this report, Mr. Smith, on April 1, 2002, resigned from the Board of Directors of the Company. His position has currently not been filled on the Board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file with the Securities and Exchange Commission ("SEC") the initial reports of ownership and reports of changes in ownership of the common stock. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company has not received any such forms. The Company believes that certain of these required filings, under the Section 16(a), may not have been made.

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our mostly highly compensated executive officers and directors for the year ended March 31, 2002.






                                               Annual Compensation
                                --------------------------------------------------
                                  For Fiscal
                                  Year Ended       Salary       Bonus      Other
Name And Principal Position       March 31,         ($)          ($)        ($)
---------------------------         -----        ---------     -------    -------




---------------------------         -----        ---------     -------    -------
Daniel Lozinsky                      2002           $ 0          $ 0        $ 0
CEO/Chairman                         2001           $ 0          $ 0        $ 0
                                     2000           $ 0          $ 0        $ 0
----------------------------------------------------------------------------------
Arne Dunhem                          2002           $ 0          $ 0        $ 0
Director                             2001           $ 0          $ 0        $ 0
                                     2000           $ 0          $ 0        $ 0
----------------------------------------------------------------------------------
Scott Smith                          2002         $ 53,652       $ 0        $ 0
Director & former CEO              2001 (2)      $ 218,750       $ 0        $ 0
                                     2000           $ 0          $ 0        $ 0
----------------------------------------------------------------------------------

                                         Long Term Compensation
                               ---------------------------------------------
                                           Awards
                               -----------------------------
                                Restricted      Securities       Payouts
                                                              --------------
                                   Stock        Underlying        LTIP          All Other
                                  Awards          Options        Payouts       Compensation
Name And Principal Position         ($)          SARS (#)          ($)           ($) (1)
---------------------------     ----------      ----------     ----------      -----------




---------------------------     ----------      ----------     ----------      -----------
Daniel Lozinsky                     $ 0              0              0           $ 140,250
CEO/Chairman                        $ 0              0              0              $ 0
                                    $ 0              0              0              $ 0
--------------------------------------------------------------------------------------------
Arne Dunhem                         $ 0              0              0           $ 195,250
Director                            $ 0              0              0              $ 0
                                    $ 0              0              0              $ 0
--------------------------------------------------------------------------------------------
Scott Smith                         $ 0              0              0            $ 80,000
Director & former CEO               $ 0              0              0              $ 0
                                    $ 0              0              0              $ 0
--------------------------------------------------------------------------------------------


Notes:

        (1) All of the amounts listed in this column paid paid to directors and officiers in the form of stock. The amounts listed are the fair market value of the stock on the date of the grant.

        (2) The compensation for the period ended 3/31/2001 was earned while Mr. Smith was an employee of MobilePro Corp, a private company, prior to its reverse merger dated June 6, 2002. This amount was accrued and Mr. Smith took no cash payments for salary while at MobilePro Corp, a private company. On February of 2002 in connection with the Stock Purchase Agreement with Mr. Daniel Lozinsky and Dungavel, Inc., and in connection with another Stock Purchase Agreement with Mr. Daniel Lozinsky, Ms. Joann Smith and Mr. Scott Smith, Mr. Smith forgave the payment of this accrued amount. Part of the compensation Mr. Smith received for his forgiveness of the accrued salary was 25,000 shares of the Company's common stock, valued on the date of issuance at $26,250. This amount is included in the All Other Compensation column of this table. As of 3/31/2002, the Company does not owe Mr. Smith any accrued salary amount.

No other person makes over $100,000 per year.

COMPENSATION OF DIRECTORS

We do not currently compensate directors in cash for any services provided as a director. Persons who are directors and employees have been additionally compensated for their services as a director in the form of common stock of the Company. There is no formal plan in place for compensation of persons who are directors who are not employees of the Company, but it is expected that in the future we will create a formal remuneration and reimbursement plan.

OTHER COMPENSATION ARRANGEMENTS

On December 4, 2001, we registered 1,000,000 shares of our common stock in an S-8 filing with the Securities and Exchange Commission as part of the 2001 Equity Performance Plan. In March 2002, we issued 355,000 shares of the Company's common stock to Mr. Arne Dunhem, 255,000 shares of the Company's common stock to Mr. Daniel Lozinsky, and 25,000 shares of the Company's common stock to Mr. Scott Smith for compensation as officers and directors. In June 2001, we issued 250,000 to Mr. Scott Smith and 50,000 to Mr. Howard Geisler, Mr. Mitchell Geisler, and Ms. Cindy Roach for compensation as officers and directors (See "RECENT SALES OF SECURITIES").

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth, as of July 11, 2002, the name and shareholdings, including options to acquire our Common Stock, of each person who owns of record, or was known by the us to own beneficially, 5% or more of the shares of the Common Stock currently issued and outstanding; the name and shareholdings, including options to acquire the Common Stock, of each director; and the shareholdings of all executive officers and directors as a group. The address of each of the individuals listed below is the address of the Company.

---------------------------------------------------------------------------------------------------------------
                                                                       Beneficial
                                                                      Ownership (1)
---------------------------------------------------------------------------------------------------------------
                                                                  Common Stock Options   Series A Preferred
             Name and Address                   Common Stock               (2)                Stock (3)
---------------------------------------------------------------------------------------------------------------
Daniel Lozinsky (6)                               6,618,694                 -                     -
---------------------------------------------------------------------------------------------------------------
Arne Dunhem (7)                                   2,601,244               210,519                 -
---------------------------------------------------------------------------------------------------------------
Ken Min (8)                                       2,833,156                 -                     -
---------------------------------------------------------------------------------------------------------------
Scott Smith (9)                                    533,455                  -                     -
---------------------------------------------------------------------------------------------------------------
Cornell Capital Partners (10)                      764,706                  -                     -
---------------------------------------------------------------------------------------------------------------
Dungavel, Inc. (11)                                333,552                  -                     -
---------------------------------------------------------------------------------------------------------------
All Others (12)                                   4,317,128              2,996,887               35,378
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
All executive officers and directors as a
group (4 persons) (13)                            12,586,549              210,519                 -
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                   Total                          18,001,935             3,207,406               35,378
---------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------


------------------------------------------------------------------------------------
                                                                      Percent of
             Name and Address                     Total (4)         Ownership (5)
------------------------------------------------------------------------------------
Daniel Lozinsky (6)                                6,618,694            36.77%
------------------------------------------------------------------------------------
Arne Dunhem (7)                                    2,811,763            15.44%
------------------------------------------------------------------------------------
Ken Min (8)                                        2,833,156            15.74%
------------------------------------------------------------------------------------
Scott Smith (9)                                     533,455             2.96%
------------------------------------------------------------------------------------
Cornell Capital Partners (10)                       764,706             4.25%
------------------------------------------------------------------------------------
Dungavel, Inc. (11)                                 333,552             1.85%
------------------------------------------------------------------------------------
All Others (12)                                    7,314,192            36.32%
------------------------------------------------------------------------------------

------------------------------------------------------------------------------------
All executive officers and directors as a
group (4 persons) (13)                             12,797,068           70.27%
------------------------------------------------------------------------------------

------------------------------------------------------------------------------------
                   Total                           21,209,518          100.00%
------------------------------------------------------------------------------------

        (1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is considered to be the beneficial owner of securities that can be acquired by that person within 60 days of July 11, 2002 upon the exercise of warrants or option or the conversion of convertible securities.

        (2) Options to purchase shares of Common Stock that are presently or will become exercisable within 60 days.

        (3) Each share of Series A Preferred Stock is convertible without additional consideration into one two-hundredth of a share of Common Stock, subject to adjustment for stock splits, stock dividends and other recapitalizations and reorganizations. As of July 11, 2002, the 35,378 shares of Series A preferred stock is currently convertible into 177 shares of Common Stock, subject to the issuance of additional fractional shares for rounding purposes. The holders of the Series A Preferred Stock and Common Stock vote together as a single class on all matters presented for the vote of the Company's stockholders. Each preferred stockholder may cast a number of votes equal to the number of shares of Common Stock issuable upon conversion of his or her preferred stock.

        (4) Assumes that the beneficial owners' shares of Series A Preferred Stock have been converted into Common Stock, and warrants to purchase shares of Common Stock have been exercised.

        (5) Each beneficial owner's percent ownership is determined by assuming that options or warrants that are held by that person (but not those held by any other person) and which are exercisable within 60 days have been exercised and that shares of Series A Preferred Stock that are held by that person (but not those held by any other person) have been converted into Common Stock.

        (6) Includes shares owned by Mr. Daniel Lozinsky. Mr. Lozinsky is currently a Director of the Company. His address is c/o MobilePro Corp. 3204 Tower Oaks Blvd. Suite 350, Rockville, MD 20852.

        (7) Includes, owned by Mr. Arne Dunhem, the following: 2,601,244 shares, 210,519 options vested and excercisable within 60 days, and 210,518 non-vested options. Mr. Dunhem is currently a Director of the Company. His address is c/o MobilePro Corp. 3204 Tower Oaks Blvd. Suite 350, Rockville, MD 20852.

        (8) Includes 2,833,152 shares owned by Mr. Ken Min. Mr. Min is currently an executive officer of the Company. His address is c/o MobilePro Corp. 3204 Tower Oaks Blvd. Suite 350, Rockville, MD 20852.

        (9) Includes the following shares owned by Mr. Scott Smith and Mrs. Joann Smith: (i) 33,455 shares of Common Stock owned directly by Scott Smith; (ii) 500,000 shares of Common Stock owned directly by Joann Smith. Mr. Scott was the President, Chief Executive Officer and Chairman of the Board of Directors of the Company and, as of July 11, 2002, is currently a Executive Vice President of the Company. Joann Smith is the wife of Scott Smith. Their address is 1240 Alexandria Blvd., Crystal Lake, IL 60014.

        (10) Cornell Capital Partners, LLP is a New Jersey-based domestic investment fund. They use a variety of funding techniques, including both convertible instruments and equity lines of credit (also known as Private Investments in Public Equities or PIPEs) in making direct investments in small- to-midsized publicly traded companies in emerging markets. Mark A. Angelo is its President. Their address is 101 Hudson St. Suite 3606, Jersey City, NJ 07302

        (11) The Company believes that Rob Landau is the control person of Dungavel, Inc. based on the Company's and the Company's representatives' interaction with Landau and Dungavel. Dungavel is a Bahamian company whose address is Dungavel Inc., c/o Valdy Administration, British Colonial Center of Commerce, One Bay Street, 3rd Floor, P.O. Box N-7115, Nassau, Bahamas. Their telephone is 242-326-3248. Boris Stein is the Authorized Signer.

        (12) As of July 11, 2002, the common stock options column in this row includes 1) options to employees convertible into 2,302,443 shares of the Company's common stock, and 2) options to convert a $250,000 note payable into the Company's common shares based on a price of 120% of the closing bid price as quoted on the Nasdaq Bulletin Board System. As of July 11, 2002, the note can be converted into 694,444 shares of the company's common stock.

        (13) As of July 11, 2002, executive officers and directors include Daniel Lozinsky, Arne Dunhem, Ken Min, and Scott Smith.

There are currently 2,723,480 outstanding options to purchase shares of our stock, of which 2,512,962 are currently vested and excercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period ended March 31, 2000, a shareholder and officer received advances of $13,000. These secured advances were eliminated as part of winding up the website business.

Mr. Howard Geisler, a former secretary and director of the Company, provided our office space on a gratis basis.

The Company sold its investment of 450,706 shares of Popmail.com to meet its financial obligations in the quarter ended September 30, 2000. The shares were "Restricted" under Rule 144. The stock was sold to Stephen C.Wolfe, a related party at the time of the sale, for $74,650. The loss of $425,350 was charged to the Income Statement during the period ended September 30, 2000. $225,353 of the loss was due to market value decline during the holding period. The market value of the stock at the date of sale was $366,156.

In connection with the merger effective June 1, 2001, between MobilePro and Craftclick, a significant shareholder, Dungavel, Inc. was issued 250,000 shares of the Company's common stock. Also in connection with the merger, ZDG Investments Ltd., a Toronto investment company, was issued 1,475,000 shares of the Company's common stock. The stock was given for services rendered with regard to the merger. The Company believes that Rob Landau is the control person of Dungavel, Inc. Mr. Landau is also the president of ZDG Investments Ltd. The fair market value of the shares given to Dungavel and ZDG were expensed in the amounts of $40,000 and $236,000, respectively.

Also in connection with the merger effective June 1, 2001, between MobilePro and Craftclick, a significant shareholder, Dungavel, Inc. converted a $50,000 note payable plus accrued interest into 3,000,000 shares of common stock of the Company. The note payable was originally issued by MobilePro prior to the merger into the public entity. The fair market value of the issued stock was $480,000. The difference between the face value of the note and its accrued interest was expensed in the period.

In February of 2002, a the President of the Company loaned the Company a net amount of $44,262 to pay certain creditors at 6% interest due on demand. The officer has waived interest until April 2002.


INVESTORS RIGHTS AGREEMENT

On June 6, 2001, CraftClick.Com, Inc. a Delaware corporation ("CraftClick"), and Mobilepro Corp., a Delaware corporation ("Mobilepro"), entered into an Agreement and Plan of Merger dated as of June 1, 2001 ("Merger Agreement"). Under the Merger Agreement Mobilepro merged with and into CraftClick, with CraftClick being the surviving corporation and the certificate of incorporation and bylaws of CraftClick being the constituent documents of the surviving corporation ("Merger").

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

To obtain the support for the Merger and the Merger Agreement from the largest stockholder of CraftClick prior to the Merger, CraftClick entered into an Investor Rights Agreement ("Investor Rights Agreement") with Dungavel, Inc. simultaneously with the Merger Agreement. The Investor Rights Agreement provides a number of rights to Dungavel, including:

      - The right to have a person of its selection as a director of the company, who currently is Mr. Howard Geisler, and a limit of three persons as the size of the board of directors;

      - Limitations on the issuances of securities of the company representing more than 2.5% of the outstanding common stock in any transaction in a three month period at less than the greater of the market price or $1.00 per share for cash or for no cash consideration;

      - Limitations on the creation of any class of securities that has the right to elect any directors, to receive any dividends or to have the securities registered for public resale, unless approved by Dungavel;

      - Limitations on the ability of the company to merge, combine or consolidate with another entity, repurchase any common stock of the company, recapitalize the common stock to reduce the number of shares outstanding, or declare a stock split or stock dividend without the consent of Dungavel; or if no consent is given by Dungavel and the company proceeds with the transaction, then the company must issue 3,000,000 post-transaction shares of common stock (or their equivalent) to Dungavel; and

      - The right to request information about the company in addition to publicly disclosed information.

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

On November 19, 2001, the Company implemented a 200 for 1 reverse stock split, which resulted in 84,492 shares outstanding. Concurrent with the reverse stock split and as required pursuant to the Investor Rights Agreement, the Company issued 3,000,000 new shares of common stock to Dungavel, Inc., an investor in the Company.

On February 19, 2002, the Company entered into a Stock Purchase Agreement with Mr. Daniel Lozinsky and Dungavel, Inc., and another Stock Purchase Agreement with Mr. Daniel Lozinsky, Ms. Joann Smith and Mr. Scott Smith. Dungavel, Inc., Ms. Joann Smith and Mr. Scott Smith were all significant stockholders of the Company at the time. Pursuant to these two stock purchase agreements, this Investors Rights Agreement was terminated.

NEOREACH PURCHASE AGREEMENT

On February 19, 2002, the Company entered into a Stock Purchase Agreement with Mr. Daniel Lozinsky and Dungavel, Inc., and another Stock Purchase Agreement with Mr. Daniel Lozinsky, Ms. Joann Smith and Mr. Scott Smith. Dungavel, Inc., Ms. Joann Smith and Mr. Scott Smith were all significant stockholders of the Company at the time. Pursuant to these two stock purchase agreements, Mr. Lozinsky became the majority shareholder of MobilePro.

Subsequent to but in connection with the Stock Purchase Agreements, on March 21, 2002, Neoreach, Inc., a Delaware company and Mobilepro entered into an Agreement and Plan of Merger pursuant to which a newly formed, wholly-owned subsidiary of Mobilepro would merge into Neoreach, in a tax-free transaction. The merger was consummated on April 23, 2002. Mr Daniel Lozinsky and Mr. Arne Dunhem, both members of the Company's Board of Directors, were both significant shareholders and members of the Board of Directors of Neoreach, Inc., holding approximately 32.5% and 18.5% of Neoreach's common stock, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits


        2.1 Articles of Merger of CraftClick.com, Inc. (a Utah corporation) and CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

        2.2 Plan of Merger of CraftClick.com, Inc. (a Utah corporation) with and into CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

        3.1 Certificate of Incorporation of CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

        3.2 By-Laws of CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

        3.3 Certificate of Amendment of Certificate of Incorporation of Mobilepro Corp (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on December 4, 2001 (File No. 333-74492)

        4.1 2001 Performance Equity Plan (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

        4.2 2001 Equity Performance Plan (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on December 4, 2001 (File No. 333-74492)

        10.1 Agreement and Plan of Merger dated as of June 1, 2001, between CraftClick.Com, Inc. a Delaware corporation, and Mobilepro Corp., a Delaware corporation, (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on June 20, 2001 (File No. 002-97869-D)

        10.2 Stock Purchase Agreement dated February 19, 2002 with Mr. Daniel Lozinsky and Dungavel, Inc., and another Stock Purchase Agreement dated February 19, 2002 with Mr. Daniel Lozinsky, Ms. Joann Smith and Mr. Scott Smith. Dungavel, Inc. (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on March 6, 2002 (File No. 002-97869-D)

        10.3 Agreement and Plan of Merger dated March 21, 2002 between Neoreach, Inc., a Delaware company and Mobilepro. (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on April 5, 2002 (File No. 002-97869-D)

b) Reports on Form 8-K

During the fourth quarter of the fiscal year ended March 31, 2001 we filed the following reports on Form 8-K with the Securities and Exchange Commission:

The Company filed a Current Report on Form 8-K dated February 23, 2001 with the Securities and Exchange Commission on March 7, 2001. The Current Report was regarding that the Company sold substantially all of its assets to a group of California entrepreneurs (the "Group") in exchange for the forgiveness of outstanding secured loans made by the Group to the Company totaling $546,000 plus accrued interest of $9,625 and a payment of $77,275 to substantially redeem all of the Company's current obligations.

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

Subsequent to March 31, 2001 we filed the following report on Form 8-K with the Securities and Exchange Commission:

On June 6, 2001, we reported that CraftClick.Com, Inc. a Delaware corporation ("CraftClick"), and Mobilepro Corp., a Delaware corporation ("Mobilepro"), entered into an Agreement and Plan of Merger dated as of June 1, 2001 ("Merger Agreement"). Under the Merger Agreement Mobilepro merged with and into CraftClick, with CraftClick being the surviving corporation and the certificate of incorporation and bylaws of CraftClick being the constituent documents of the surviving corporation ("Merger").

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

The Company filed a Current Report on Form 8-K dated February 19, 2002 with the Securities and Exchange Commission on March 6, 2002. The Current Report was regarding a change of control of registrant. On February 19, 2002, the Company entered into a Stock Purchase Agreement with Mr. Daniel Lozinsky and Dungavel, Inc., and another Stock Purchase Agreement with Mr. Daniel Lozinsky, Ms. Joann Smith and Mr. Scott Smith. Dungavel, Inc., Ms. Joann Smith and Mr. Scott Smith were all significant stockholders of the Company at the time. Pursuant to these two stock purchase agreements, Mr. Lozinsky, an accredited investor, paid $160,000 in cash out of his own personal funds and assumed the Company's debt of approximately $25,000 in order to acquire an aggregate of 2,057,733 shares of our Common Stock, representing approximately 64.7% of the Company's voting securities. On February 28, 2002, Mr. Scott Smith resigned as the President, CEO and Chairman of the Company, and Mr. Lozinsky became the President and CEO of the Company.

Subsequent to the period of this report, the Company filed a Current Report on Form 8-K dated April 5, 2002 with the Securities and Exchange Commission on March 21, 2002. On March 21, 2002, Neoreach, Inc., a Delaware company and Mobilepro entered into an Agreement and Plan of Merger pursuant to which a newly formed, wholly-owned subsidiary of Mobilepro would merge into Neoreach, in a tax-free transaction. The merger was effective on

April 23, 2002. As a result of the merger, Neoreach is now a wholly-owned subsidiary of Mobilepro. Mr. Daniel Lozinsky who is a controlling stockholder of Mobilepro also owns approximately 32.5% of Neoreach.

The Company filed a Current Report on Form 8-K dated May 10, 2002 with the Securities and Exchange Commission on June 20, 2002. Effective June 6, 2002, the Board of Directors of Mobilepro Corp. (the "Company") dismissed its independent auditors, Mantyla, McReynolds LLC ("Mantyla"), and engaged the services of Bagell, Josephs & Company, L.L.C. ("Bagell"), as its new independent auditors. Bagell will audit the Company's financial statements for the fiscal year ended March 31, 2002.

During the two most recent fiscal years of the Company ended March 31, 2002, and the subsequent interim period through June 6, 2002, there were no disagreements between the Company and Mantyla on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Mantyla's satisfaction, would have caused Mantyla to make reference to the subject matter of the disagreements in connection with its reports; and there were no reportable events described under
Item 304(a)(1)(v) of Regulation S-K.

The audit reports of Mantyla on the Company's financial statements as of and for the fiscal years ended March 31, 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to certainty, audit scope or accounting principles, other than a "going concern" disclaimer which applied to the audit reports of Mantyla on the Company's financial statements as of and for the fiscal years ended March 31, 2000 and 2001.

During the two most recent fiscal years of the Company ended March 31, 2001, and the subsequent interim period through June 6, 2002, the Company did not consult with Bagell regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Also included in the Current Report dated May 10, 2002, on May 13, 2002, the Company announced in a press release that Mr. Daniel Lozinsky had resigned as the President, Chief Executive Officer and Chairman of the Board of the Company and that Mr. Arne Dunhem had been appointed to serve as the President, Chief Executive Officer and Chairman of the Board of the Company, effective as of May 10, 2002. Mr. Lozinsky was also appointed to serve as a Senior Vice President of the Company, effective as of May 10, 2002.

The Company filed an amended Current Report on Form 8-K/A dated May 10, 2002 with the Securities and Exchange Commission on June 25, 2002.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  July 15, 2002          MOBILEPRO CORP.



                               Bys:   /s/ ARNE DUNHEM
                                   ---------------------------------------------
                                         Arne Dunhem
                                         President and Chief Executive Officer

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ ARNE DUNHEM                                Chief Executive Officer and Chairman
------------------------------------------      (principal executive and financial officer)
Arne Dunhem



/s/ DANIEL LOZINSKY                             Director
------------------------------------------
Daniel Lozinsky