Form 10QSB
period 2002-06-30
MOBILEPRO CORP
filed 2002-08-19
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2002

Commission File Number 002-97869-D

MOBILEPRO CORP.
(Exact name of registrant as specified in charter)

DELAWARE (State or other jurisdiction of	87-0419571 (I.R.S. Employer
incorporation or organization)	Identification No.)

3204 Tower Oaks Blvd., Suite 350, Rockville, MD (Address of principal executive offices)	20852 (Zip Code)

Registrant’s telephone number, including area code	(301) 230-9125

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X                        No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 15, 2002, the Company had outstanding 18,806,935 shares of its common stock, par value $0.001.

ITEM 1. FINANCIAL STATEMENTS

Mobilepro Corp. and Subsidiary
(Formerly Craftclick.com Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets
June 30, 2002 (unaudited) and March 31, 2002 (audited)

	June 30,	March 31,
	2002	2002
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,592	$154
Prepaid expenses	57,500	—

Total Current Assets	60,092	154
Fixed assets, net of depreciation	50,821	—

TOTAL ASSETS	$110,913	$154

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities:
Due to officer	$277,617	$44,262
Short-term debt	187,000	75,000
Accounts payable and accrued expenses	708,429	187,663

Total Current Liabilities	1,173,046	306,925

LONG-TERM DEBT	350,000	—

TOTAL LIABILITIES	1,523,046	306,925

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, authorized 5,000,000 shares, and 35,425 shares issued and outstanding at June 30, 2002 and March 31, 2002, respectively	35	35
Common stock, $.001 par value, authorized 50,000,000 shares at June 30, 2002 and March 31, 2002, and 18,001,935 and 4,175,492 shares issued and outstanding, respectively	18,002	4,176
Additional paid-in capital	3,789,091	3,596,613
Deficit accumulated during development stage	(5,219,261)	(3,907,595)

Total Stockholders’ Equity	(1,412,133)	(306,771)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$110,913	$154

The accompanying notes are an integral part of the condensed consolidated financial statements.

Mobilepro Corp. and Subsidiary
(Formerly Craftclick.com Inc.)
(A Development Stage Company)
Condensed Consolidated Statement of Operations for the
Three Months Ended June 30, 2002 and 2001 with
Cumulative Totals Since Inception

	Unaudited	Unaudited	Cumulative
	Three Months	Three Months	Totals Since
	Ended	Ended	Inception (1)
	June 30,	June 30,	Through June
	2002	2001	30, 2002

OPERATING REVENUES
Revenue	$—	$299,994	$—

OPERATING EXPENSES
Professional fees and compensation expenses	1,178,959	415,055	1,178,959
Advertising and marketing expenses	1,685	308	1,685
Research and development costs	4,496	62,839	4,496
General and administrative expenses	26,152	11,566	4,182,464
Office rent and expenses	38,437	36,566	38,437
Travel and meals expenses	7,709	33,714	7,709
Depreciation and amortization	4,000	3,813	4,000

Total Operating Expenses	1,261,438	563,861	5,417,750

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,261,438)	(263,867)	(5,417,750)
OTHER INCOME (EXPENSE)
Forgiveness of debt			276,738
Interest expense			(469)
Other expense	(50,228)	—	(77,836)
Interest income	—	1,334	56

Total Other Income (Expense)	(50,228)	1,334	198,489

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,311,666)	(262,533)	(5,219,261)
Provision for Income Taxes	—	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(1,311,666)	$(262,533)	$(5,219,261)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.10)	$(0.06)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,905,121	4,614,921	19,367,867

(1)  includes operations of NeoReach, Inc. only as an operating company as a result of the merger.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Mobilepro Corp. and Subsidiary
(Formerly Craftclick.com Inc.)
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows for the
Three Months Ended June 30, 2002 and 2001 with
Cumulative Totals Since Inception

	Unaudited	Unaudited	Cumulative
	Three Months	Three Months	Totals Since
	Ended	Ended	Inception (1)
	June 30,	June 30,	Through June
	2002	2001	30, 2002

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,311,666)	$(262,533)	$(5,219,261)

Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of debt	—	—	(276,738)
Depreciation	4,000	3,813	4,000
Common stock issued for services	835,047	—	4,056,706

Changes in assets and liabilities
(Increase) in accounts receivable	—	—	—
(Increase) in inventory	—	—	—
Increase in prepaid expenses and other assets	(57,500)	(5,678)	(57,500)
Increase (decrease) in accounts payable and and accrued expenses	(62,798)	52,069	460,938

Total adjustments	718,749	50,204	4,187,406

Net cash (used in) operating activities	(592,917)	(212,329)	(1,031,855)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in amounts due to related parties	233,355	—	233,355
Acquisitions of fixed assets	—	(2,502)	—

Net cash provided by (used in) investing activities	233,355	(2,502)	233,355

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	$—	$214,399	$100
Proceeds from borrowings, net	—	—	394,730
Change in officer loan, net	—	—	44,262
Net proceeds from issuance of notes payable	362,000	432	362,000

Net cash provided by financing activities	362,000	214,831	801,092

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,831	—	2,592

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	154	—	154

CASH AND CASH EQUIVALENTS — END OF PERIOD	$2,592	$—	$2,746

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Issuance of common stock for Services	$835,047	$—	$4,056,706

(1)  includes operations of NeoReach, Inc. only, as an operating company.
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP AND SUBSIDIARY
(FORMERLY CRAFTCLICK.COM)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001 (Unaudited)

NOTE 1 -     ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the March 31, 2002 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

Mobilepro Corp., formerly Craftclick.com, Inc., was incorporated under the laws of the State of California in January 1999, as BuyIt.com, Inc. (“BuyIt”). From inception through March 31, 1999, the Company engaged in preliminary activities related to the set up of an Internet auction business. On April 16, 1999, the Company entered into an Agreement and Plan of Reorganization (“Plan”) with Tecon, Inc. (“Tecon”), a Utah Corporation, wherein all of the outstanding shares and subscriptions of BuyIt were exchanged for 8,500,000 shares (for the outstanding shares of common stock of Tecon, and 245,997 shares (for the outstanding subscriptions) of common stock of Tecon. At the conclusion of all the transactions contemplated in the Plan, BuyIt shareholders and subscribers owned 8,745,997 shares of total outstanding shares of 12,179,249, or 71.9%. The survivor in the aforementioned combination was Tecon. However, the name of the surviving company was changed to BuyIt.com, Inc., simultaneously with the Plan. The combination of these two entities had been accounted for as a purchase. The Company changed its name to Craftclick.com, Inc., on January 4, 2000, as a result of changing its business strategy and focus-which was to become the premier destination for buyers and sellers of arts and crafts products and supplies through the use of Internet websites. However, the Company disposed of substantially all assets in February of 2001 when secured creditors foreclosed on loans to the Company.

In April 2001, Craftclick.com, Inc. reorganized pursuant to a Plan of Merger wherein its domicile was changed from Utah to Delaware, and the common stock was reverse split on the basis of 1 new share for every 100 shares outstanding.

On June 6, 2001, Craftclick.com, Inc. merged with Mobilepro Corp. a Delaware corporation as of June 1, 2001. Under the merger agreement, Mobilepro Corp. merged into Craftclick.com, Inc. with Craftclick being the surviving corporation and the Certificate of Incorporation and By Laws of Craftclick being the constituent documents of the surviving corporation.

In July 2001, the Company changed its name to Mobilepro Corp. On March 21, 2002, NeoReach, Inc., a Delaware Company, and Mobilepro Corp. entered into an Agreement and Plan of Merger. NeoReach, Inc. is a development stage company designing state of the art modem solutions to support third generation (3G) wireless communications systems. On April 23, 2002 the Company consummated the merger pursuant to which NeoReach became its wholly-owned subsidiary. Mobilepro Corp. issued 12,352,129 shares of its common stock as merger consideration.

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Development Stage Company

Mobilepro Corp. is a development stage company. The Company since April 23, 2002 has devoted substantially all of its efforts to researching and developing technology for the third generation wireless waves. Before the acquisition of NeoReach, Inc., Mobilepro Corp. focused on the integration and marketing of complete mobile information solutions to the business market through strategic partnership with established firms already delivering information technology consulting, wireless service and vertical market application products and services.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

The Company maintains cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000.

Income Taxes

Effective July 14, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (the Statement), Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of June 30, 2002 is $0 due to the valuation allowance established as described in Note 3.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising and promotional expenses were approximately $1,685 and $308 for the three months ended June 30, 2002 and 2001, respectively.

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments. Furniture and equipment consist of the following at June 30, 2002:

Office Furniture and Computer Equipment                     3 to 5 Years

There was $4,000 and $3,813 charged to operations for depreciation expense for the three months ended June 30, 2002 and 2001, respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2002	2001

Net Loss	$(1,311,666)	$(262,533)
Weighted-average common shares outstanding
Basic	12,905,121	4,614,921

Weighted-average common shares equivalents:
Stock Options	—	—
Warrants	—	—

Weighted-average common shares outstanding
(Diluted)	12,905,121	4,614,921

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

Reclassifications

Certain amounts for the three months ended June 30, 2001 have been reclassified to conform with the presentation of the June 30, 2002 amounts. The reclassifications have no effect on net income for the three months ended June 30, 2001.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133”. SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. SFAS No. 133 as amended by SFAS No. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, we have not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, we do not expect adoption of the new standard to have a material effect on our consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB 101 provides guidance for revenue recognition under certain circumstances, and is effective during the first quarter of fiscal year 2001. SAB 101 is not expected to have a material effect on our consolidated results of operations, financial position and cash flows.

On March 16, 2000, the Emerging Issues Task Force issued EITF 99-19 “Recording Revenue as a Principal versus Net as an Agent” which addresses the issue of how and when revenues should be recognized on a Gross or Net method as the title implies. The emerging Issues Task Force has not reached a consensus but sites SEC Staff Accounting Bulletin 101. EITF 99-19 does not affect our consolidated financial statements.

On July 20, 2000, the Emerging Issues Task Force issued EITF 00-14 “Accounting For Certain Sales Incentives” which establishes accounting and reporting requirements for sales incentives such as discounts, coupons, rebates and free products or services. Generally, reductions in or refunds of a selling price should be classified as a reduction in revenue. For SEC registrants, the implementation date is the beginning of the fourth quarter after the registrant’s fiscal year end December 15, 1999. EITF 00-14 does not affect our consolidated financial statements.

In June 2001, the FASB issued Statement No. 142 “Goodwill and Other Intangible Assets”. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement does not affect our consolidated financial statements.

NOTE 3-    GOING CONCERN

As shown in the accompanying condensed consolidated financial statements the Company has sustained substantial net operating losses for the year ended March 31, 2002 and the period June 30, 2002 and periods prior. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.

Management has received a commitment from Cornell Capital Partners, L.P. to provide the Company with up to $10 million in financing under certain conditions.

Additionally, assuming that the Company receives the full $10 million from Cornell Capital, the Company believes that that amount will be sufficient enough to implement NeoReach, Inc. its subsidiary’s Plan over the next two years.

NOTE 4-    STOCKHOLDERS DEFICIT

The following details the stock transactions for the period April 1, 2002 through June 30, 2002.

Common Stock

On May 31, 2002, the Company issued 690,000 shares for banking consulting fees at a value of $317,400 ($.46 per share) the Company’s fair value of the stock at that time.

On April 23, 2002, the Company issued 12,352,129 shares of its common stock as consideration in the merger pursuant to which the Company acquired NeoReach, Inc. at par value $.001.

On June 10, 2002, the Company issued 784,314 shares of common stock for consulting services valued at 517,647 ($.66 per share).

NOTE 5-    PATENTS

NeoReach, Inc. in April 2002 received notice that two of the five filed patent applications relating to its technology innovations have been allowed by the U.S. Patent and Trademark Office and the review process for the other three are still under way.

The first patent involves intellectual property that can enhance the performance of conventional smart antenna processing technology if used for 3G wireless communications. Using the NeoReach proprietary approach, wireless network operators will be able to provide 3G networks in which subscribers will experience less interference and more stable connections as they move around while using their handsets or personal digital assistants (PDA’s).

The second patent delivers automatic low-cost improvements to the smart antenna processing technology. Using this NeoReach invention, 3G network operators will be able to automatically eliminate potential distortions throughout their full network without having to conduct individual, time-consuming phase calibration of each separate communication channel.

NOTE 6-    COMMITMENTS

In April 2002, NeoReach, Inc. established a technology alliance with Prime Circuits, Inc. Prime Circuits is a privately-held semiconductor developer based in Greenbelt, MD that specializes in ultra small, ultra low power analog, digital and hybrid chipsets. Prime Circuits’ technology is currently in use in a number of NASA applications at Goddard Space Flight Center.

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

On May 31, 2002, the Company entered into an equity line of credit arrangement with Cornell Capital Partners, L.P. The equity line provides generally, that Cornell will purchase up to $10 million of common stock over a two-year period, with the time and amount of such purchases, if any, at the Company’s discretion.

There are certain conditions applicable to the Company’s ability to draw down on the equity line including the filing and effectiveness of a registration statement registering the resale of all shares of common stock that may be issued to Cornell under the equity line and the Company’s adherence with certain covenants.

The Company on May 31, 2002, entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued and sold $250,000 of convertible debentures. The debentures accrue interest at the rate of four percent (4%) per year. Holders of the debentures have certain registration rights with respect to the resale of shares of common stock received upon any conversion of the debentures.

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

Business History

Mobilepro is a development stage company and currently trades on the Bulletin Board under the stock symbol “MOBL”. The following is a brief history of the Company.

NeoReach was incorporated in February of 2000 and is focused on designing state-of-the-art modem solutions to support 3G wireless communications systems.

The Company with which NeoReach merged into April of 2002 was first organized in June 1988 as Bud Corp. Bud Corp. changed its name to Tecon, Inc. in July 1992, then to Buyit.com, Inc. in May 1999 to CraftClick.com, Inc. on January 4, 2000, and finally to Mobilepro Corp. on July 9, 2001. Mobilepro’s previous business strategy and focus was to position itself as a provider of wireless business solutions for the mobile business professional workforce and the Company intended to develop complete mobile information solutions that include products and services such as wireless handheld devices and Web based enterprise applications. Due to the lack of adequate funding and the lack of generating any sales, MobilePro was not able to execute its plan.

On March 21, 2002, the Company entered into an Agreement and Plan of Merger with NeoReach, pursuant to which a newly-formed, wholly-owned subsidiary of the Company merged into NeoReach in a tax-free transaction. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of the Company.

On May 10, 2002, Mr. Arne Dunhem became the Company’s President, CEO and Chairman and Mr. Daniel Lozinsky became our Senior Vice President.

Business Strategy

We are a development stage company and therefore, the following business strategy contains forward-looking information and we can give no assurances that we will be able to accomplish these goals, generate sufficient revenues to be profitable, obtain adequate capital funding or continue as a going concern. Our independent auditors have issued a going-concern opinion for the year ended March 31, 2002 (See “Financial Statements and Supplementary Data”).

The Company, through its wholly-owned subsidiary NeoReach, is developing advanced modem solutions for both the base stations and the handsets to capitalize on the approaching 3G wave. The base station solution targets smaller systems called Micro- and Pico Cell base stations. The handset modem solution also targets PDA’s and laptop plug-in cards. They are based on the Company’s own, proprietary technology. Distinguishing design features include a superior multi-channel base station support and multi-mode handset compatibility with W-CDMA, GSM and GPRS network standards.

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

The Company is developing products for the 3G markets. The long-term product vision is founded on product line extensions that leverage the current technology and expertise in 3G. The first of these potential future products is the Pico Cell Node-B, a miniaturized version of a complete base station for use in high-density areas such as in larger office buildings, shopping malls, train- and bus-stations and in city-centers. The Company currently has prototypes available of modems for the micro cell base station. The second potential future product is the 3G handsets themselves. These will be added to the development schedule after market success with the modem solutions is demonstrated and based on the market timing and future competitive landscape. A third potential future product line can include RF CMOS.

The Company intends to use third-party manufacturing for its products. Because of this approach, the Company does not expect to make any significant purchase of plants or equipment. The Company has initiated some preliminary discussions with contract manufacturers for product development, prototyping and production agreements for its planned ASIC chips and modems systems. None of these agreements have been finalized as of this date and no assurances can be given that any agreements will be forthcoming.

The Company believes it can be successful in the 3G wireless modem market for two key reasons: 1) capitalizing on an early-to-market advantage with advanced capabilities; and, 2) maintaining narrowly focused product and market strategy on its two core solutions. All the other vendors must rationalize 3G development, sales and marketing resources among a larger product line and among an installed base of customers utilizing other products for which upgrades are expected and required. There are no assurances that the Company’s products, once developed, will be accepted or marketable to its intended customers.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

We had no revenues for the quarter ended June 30, 2002.

Our operating expenses for the quarter ended June 30, 2002 were approximately $1,261,438. Our primary expense was incurred for Professional fees and compensation expenses of $1,178,959 compared with $415,055 for the three months ended June 30, 2001. Of this amount, $835,047 of common stock in lieu of cash was issued in connection with consulting fees and expenses for services rendered as a part of the reverse triangular merger with NeoReach and the establishment of the equity line of credit with Cornell Capital. These consulting fees and expenses are not anticipated to be recurring. Approximately $300,000 in expenses was for on-going compensation expenses.

We incurred approximately $70,004 for legal fees rendered in connection with the registration of our common stock with the Securities and Exchange Commission (“SEC”), the Company’s compliance filings with the SEC, and general legal for general matters. The remaining expenses included general administrative expenses of operating a start up business

Operating Losses

Our net operating loss for the quarter ended June 30, 2002 was approximately $1,311,666. These losses were incurred primarily as a result of the aforementioned incurred expenses.

We have accumulated approximately $5,219,261 of net operating loss carryforwards as of June 30, 2002, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources:

As of June 30, 2002, we had a total Stockholders’ Deficit of approximately $1,412,133 and do not currently have any revenues, liquidity or capital resources as we move forward with our business plan and our independent auditors have issued an audit opinion as of March 31, 2002 that raises substantial doubt as to our ability to continue as a going concern. We will need additional financing in order to implement our business plan and continue business. The traditional markets for raising capital have become extremely more difficult in the last year due to a depressed economy, large well-known business failures and the events of September 11, 2001.

The Company will need additional financing and may use a private placement offering or debt financing to raise such additional funds, to be used for the following:

•	Investment in laboratory facilities including test and simulation equipment;
•	Acquisition or licensing of certain intellectual property related to the development of modems and communications semiconductor and component technology;
•	Pay-down certain debt; and
•	General working capital purposes.

We are in the process of establishing a source for any additional financing and we cannot give any assurances that we will be able to secure any financing.

On May 31, 2002, the Company entered into an equity line of credit arrangement (the “Equity Line”) with Cornell Capital Partners, LP (“Cornell”). The Equity Line provides, generally, that Cornell will purchase up to $10 million of Common Stock over a two-year period, with the timing and amount of such purchases, if any, at the Company’s discretion. Any shares of Common Stock sold under the Equity Line will be priced at a 9% discount to the lowest closing bid price of the Common Stock during the five-day period following the Company’s notification to Cornell that it is drawing down on the Equity Line. The Company is not permitted to draw down more than $450,000 in any 30-day calendar period. In addition, there are certain other conditions applicable to the Company’s ability to draw down on the Equity Line including the filing and effectiveness of a registration statement registering the resale of all shares of Common Stock that may be issued to Cornell under the Equity Line and the Company’s adherence with certain covenants. At the time of each draw down, the Company is obligated to pay Cornell a fee equal to three percent of amount of each draw down.

In addition, on May 31, 2002, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued and sold $250,000 of convertible debentures (the “Debentures”). The Securities Purchase Agreement contemplates the sale of up to an additional $250,000 of Debentures. The Debentures accrue interest at the rate of four percent per year. The Debentures must be repaid two years following their issuance or, at the Company’s election, converted into shares of Common Stock. In addition, at any time, the holders of the Debentures may elect to convert their debt into Common Stock. If, at the time of conversion, the Common Stock is listed on the Nasdaq Bulletin Board System, Nasdaq SmallCap Market, or American Stock Exchange, the conversion price will be 120% of the closing bid price. If, at the time of conversion, the Common Stock is not listed on any of the foregoing markets, the conversion price will be 80% of the closing bid price of the Common Stock as furnished by the National Association of Securities Dealers, Inc. The Debentures also provide the Company with certain redemption rights which, if exercised, will require the Company to issue Common Stock warrants to the Debenture holders. Holders of the Debentures have certain registration rights with respect to the resale of shares of Common Stock received upon any conversion of the Debentures.

In addition to the establishment of the Equity Line, the Company has initiated a private placement offerings as of this filing but we cannot give any assurances that we will be successful in raising a sufficient amount of capital, if any at all, to meet our requirements.

Employees

We currently employ seven people. Mr. Arne Dunhem is our President, Chief Executive Officer and Chairman. We anticipate that we will need additional persons to fill administrative, sales and technical positions if we are successful in raising the capital to implement our business plan.

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

Recent Events

On July 17, 2002, the Company issued a total of 160,000 shares of its common stock for the forgiveness of $39,000 of advances from an officer of the Company. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On July 17, 2002, the Company issued a total of 645,000 shares of its common stock for consulting services to be performed. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On August 6, 2002, the Company announced that it has signed a Memorandum of Understanding (MOU) with the RF Microelectronics Lab (RFIC) at the Information and Communications University in South Korea to co-develop a new semiconductor chip. Under the MOU, engineering teams from NeoReach and RFIC will devote joint research and design expertise, staffing, facilities resources, project management, and testing for the development of an RF CMOS — a radio frequency chipset. This specific chipset, which will support the W-CDMA standard, is also a required component in the consumer handsets and base stations managed by the mobile operators to support 3G wireless services. This co-development initiative has the potential to expand the NeoReach product suite beyond the Company’s modem solutions currently in development and testing

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

On April 23, 2002, the Company issued 12,352,129 shares of its common stock to the holders of NeoReach’s common stock pursuant to an Agreement and Plan of Merger, dated March 21, 2002. A newly formed, wholly-owned subsidiary of Mobilepro merged into NeoReach, in a tax-free transaction. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

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

In addition, on May 31, 2002, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued and sold $250,000 of convertible debentures (the “Debentures”). The Debentures accrue interest at the rate of four percent per year. The Debentures must be repaid two years following their issuance or, at the Company’s election, converted into shares of Common Stock. In addition, at any time, the holders of the Debentures may elect to convert their debt into Common Stock. If, at the time of conversion, the Common Stock is listed on the Nasdaq Bulletin Board System, Nasdaq SmallCap Market, or American Stock Exchange, the conversion price will be 120% of the closing bid price or an amount equal to eighty percent of the average of the four lowest closing bid prices of the common stock for the five trading days immediately preceding the conversion date. If, at the time of conversion, the Common Stock is not listed on any of the foregoing markets, the conversion price will be 80% of the closing bid price of the Common Stock as furnished by the National Association of Securities Dealers, Inc. The Debentures also provide the Company with certain redemption rights which, if exercised, will require the Company to issue Common Stock warrants to the Debenture holders. Holders of the Debentures have certain registration rights with respect to the resale of shares of Common Stock received upon any conversion of the Debentures. As of August 15, 2002, the Debentures can be converted into 1,041,667 shares of the Company’s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

2.1	Articles of Merger of CraftClick.com, Inc. (a Utah corporation) and CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726))

2.2	Plan of Merger of CraftClick.com, Inc. (a Utah corporation) with and into CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726))

2.3	Agreement and Plan of Merger dated as of June 1, 2001, between CraftClick.Com, Inc. a Delaware corporation, and Mobilepro Corp., a Delaware corporation, (incorporated by reference to the Company’s Form 8-K Current Report as filed with the Securities and Exchange Commission on June 20, 2001 (File No. 002-97869-D))

2.4	Agreement and Plan of Merger dated March 21, 2002 between NeoReach, Inc., a Delaware company and Mobilepro. (incorporated by reference to the Company’s Form 8-K Current Report as filed with the Securities and Exchange Commission on April 5, 2002 (File No. 002-97869-D)

3.1	Certificate of Incorporation of CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726))

3.2	By-Laws of CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726))

3.3	Certificate of Amendment of Certificate of Incorporation of Mobilepro Corp. (a Delaware corporation) (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on December 4, 2001 (File No. 333-74492))

4.1	2001 Performance Equity Plan (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726))

4.2	2001 Equity Performance Plan (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on December 4, 2001 (File No. 333-74492))

10.1	Stock Purchase Agreement dated February 19, 2002 with Mr. Daniel Lozinsky and Dungavel, Inc., and another Stock Purchase Agreement dated February 19, 2002 with Mr. Daniel Lozinsky, Ms. Joann Smith and Mr. Scott Smith. (incorporated by reference to the Company’s Form 8-K Current Report as filed with the Securities and Exchange Commission on March 6, 2002 (File No. 002-97869-D))

b)     Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated April 5, 2002 with the Securities and Exchange Commission on March 21, 2002. On March 21, 2002, NeoReach, Inc., a Delaware company and Mobilepro entered into an Agreement and Plan of Merger pursuant to which a newly formed, wholly-owned subsidiary of Mobilepro would merge into NeoReach, in a tax-free transaction. The merger was effective on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. Prior to the merger, Mr. Daniel Lozinsky who was a controlling stockholder of Mobilepro also owned approximately 32.5% of NeoReach.

The Company filed a Current Report on Form 8-K dated May 10, 2002 with the Securities and Exchange Commission on June 20, 2002. Effective June 6, 2002, the Board of Directors of Mobilepro Corp. (the “Company”) dismissed its independent auditors, Mantyla, McReynolds LLC (“Mantyla”), and engaged the services of Bagell, Josephs & Company, L.L.C. (“Bagell”), as its new independent auditors. Bagell will audit the Company’s financial statements for the fiscal year ended March 31, 2002.

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

The Company filed an amended Current Report on Form 8-K/A dated May 10, 2002 with the Securities and Exchange Commission on June 25, 2002.

Subsequent to the period of this report, the Company filed two amended Current Reports of Form 8-K, dated June 6, 2001 and March 21, 2002 with the Securities and Exchange Commission on July 5, 2002.

Signatures

In accordance with the requirements of the Exchange Act, the Company caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MobilePro Corp.

By	/s/ Arne Dunhem Arne Dunhem, President and Chief Executive Officer (principal executive and financial officer)

Date	August 19, 2002