Form 10KSB/A
period 2002-03-31
MOBILEPRO CORP
filed 2002-10-04
CIK 769592

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 KSB

                                 Amendment No. 1

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

                                 (301) 230-9125
                         (Registrant's telephone number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. { }

State issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of October 2, 2002, the aggregate market price of the voting stock held by non-affiliates was approximately $1,104,592.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 2, 2002, the Company had outstanding 19,516,788 shares of its common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                                                                         PAGE
PART I.............................................................................................................................4

    ITEM 1.       DESCRIPTION OF BUSINESS..........................................................................................4
       BUSINESS....................................................................................................................4
       CORPORATE HISTORY...........................................................................................................6
       BUSINESS STRATEGY BEFORE THE MOBILEPRO MERGER...............................................................................7
       BUSINESS STRATEGY AFTER THE MOBILEPRO MERGER AND BEFORE THE NEOREACH MERGER.................................................7
       BUSINESS STRATEGY AFTER THE NEOREACH MERGER.................................................................................8
       MARKET/INDUSTRY PROJECTIONS.................................................................................................9
       FINANCIAL FUNDING NEEDS AND USE OF FUNDS...................................................................................10
       PRODUCTS AND SERVICES......................................................................................................10
       MARKETING AND COMPETITION..................................................................................................11
       RESEACH AND DEVELOPMENT....................................................................................................11
       INTELLECTUAL PROPERTY......................................................................................................11
       GOVERNMENT APPROVALS.......................................................................................................12
       RECENT DEVELOPMENTS........................................................................................................12
    ITEM 2.       DESCRIPTION OF PROPERTY.........................................................................................13
    ITEM 3.       LEGAL PROCEEDINGS...............................................................................................13
    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................................13

PART II...........................................................................................................................14

    ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................................................14
       MARKET FOR COMMON STOCK....................................................................................................14
       TRANSFER AGENT.............................................................................................................14
       DIVIDEND POLICY............................................................................................................15
       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.........................................................16
       RECENT SALES OF SECURITIES.................................................................................................16
    ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......................................................19
       FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION.....................................................................20
       LIQUIDITY AND CAPITAL RESOURCES............................................................................................20
       NEW ACCOUNTING PRONOUNCEMENTS..............................................................................................20
       INFLATION..................................................................................................................20
       PLAN OF OPERATION..........................................................................................................21
       EMPLOYEES..................................................................................................................22
       FORWARD-LOOKING INFORMATION................................................................................................22
    ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................................26
    ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............................39

PART III..........................................................................................................................39

    ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                OF THE EXCHANGE ACT...39
       SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE....................................................................41
    ITEM 10.         EXECUTIVE COMPENSATION.......................................................................................42
       COMPENSATION OF DIRECTORS..................................................................................................42
       OTHER COMPENSATION ARRANGEMENTS............................................................................................43
    ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................................43
       PRINCIPAL STOCKHOLDERS.....................................................................................................43
    ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................................45
       INVESTORS RIGHTS AGREEMENT.................................................................................................45
       NEOREACH PURCHASE AGREEMENT................................................................................................47
    ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K.............................................................................47
       a) Exhibits................................................................................................................47
       b) Reports on Form 8-K.....................................................................................................48

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

Mobilepro is a development stage company whose business focus has been recently redirected towards solutions supporting the third generation ("3G") wireless market, through NeoReach, Inc., Mobilepro's wholly-owned subsidiary.

NeoReach is a development stage company developing 3G-semiconductors in three product families:

         - Modem and baseband technology and semiconductor chips for 3G network base stations (also called Node B)

         - Modem and baseband technology and semiconductor chips for 3G handsets and other user equipment

         - Radio Frequency CMOS (RF-CMOS, Radio Frequency Complementary Metal Oxide Semiconductor) chipsets for the wireless markets, to include both handsets and base stations.

NeoReach is focusing its initial efforts on developing the technology for the base stations.

Handsets - each 3G compatible handset manufactured requires a modem as one of its components in order to communicate with the various base stations in the wireless network.

To provide a complete 3G network infrastructure across a typical geographical area, three types of base stations (also called Node B) are required for deployment:

         - MACRO CELLS - Provide a signal over a very large geographical area where signal volume is low and may cover a range of 20 - 30 miles to include an entire city, town or community or low populated areas outside of cities.

         - MICRO CELLS - Provide a signal over a medium size area and may cover a range of 1 - 5 miles to include a part of a city, community or business area where call volume is higher than areas covered by a Macro Cell.

         - PICO CELLS - Provide a signal over a very small area and may cover a range of 300 yards - 0.5 mile to provide coverage for high volume call areas such as shopping malls, train and bus stations, airports, office buildings and dense city centers where call volume could be extremely high.

NeoReach will be exclusively focused on solutions for the Micro- and Pico-Cell Base Stations since the market size and required quantity of these units is expected to be much greater than for the Macro-cells.

Our state-of-the-art modem solutions support the 3G wireless communications systems as defined by the worldwide W-CDMA standard and, in a later development stage, the GSM (Global System for Mobile Communication) standard. The W-CDMA specifications standard has been defined by the official Third Generation Partnership Project (3GPP) such that the base station modem will properly communicate with the corresponding handset modems over the so-called air-interface.

The NeoReach modem solution has been developed to align directly with the factors driving the market:

1) NETWORK CONVERGENCE - EASILY TRANSMIT VOICE AND DATA - The Node B modem will be designed using both Frequency Division Duplex (FDD) and Time Division Duplex
(TDD). We believe that these two technologies that are part of the 3GPP specifications are ideal for transmitting both voice and data.

2) COMPETITIVE COST ADVANTAGES - REDUCE OPERATING COSTS THROUGH HIGH BASE STATION MODEM CAPACITY - NeoReach will offer a dense multi-channel modem with up to 256 channels. Operators may service more customers with the same base station.

3) PRODUCT PERFORMANCE - MAXIMIZE PERFORMANCE THROUGH SMART ANTENNA PROCESSING - NeoReach will enhance Pico Base Station capacity by supporting built-in directional antennae and external omni-directional antennae. We believe that this may result in supporting more users per sector and lower error rates.

4) WIDER COVERAGE AREA - SERVICE LARGER AREAS AT LOWER COSTS - NeoReach will offer modems with greater coverage capacity (3 miles vs. the typical 0.6 miles) thereby enabling operators to service larger areas using Micro and Pico Base Stations instead of installing a more expensive Macro Base Station.

5) TECHNOLOGY COMPATIBILITY - GREATER ROI - Flexible Architecture that we believe will enable easy upgrades and modifications, thereby lengthening product life.

A handset, or also called cell phone or User Equipment, typically consists of six elements; the case, the display, the key buttons, a Microprocessor Control Unit (MCU), the modem and base band processing unit, and finally the radio frequency transceiver unit. NeoReach will develop and provide the modem solution including the baseband processing. This is a semiconductor chip installed on a printed circuit board inside of the handset. NeoReach also intends to develop and provide the complete radio frequency transceiver as a semiconductor chip, the RF-CMOS chip.

The RF-CMOS chip is a highly complex and integrated complete receiver and transmitter system, also called a transceiver, for a handset or other user devices such as PDA's and laptops and for the smaller Pico-Cell base stations. The various handsets in existence today has a radio frequency transceiver built with many individual components such as integrated circuits, transistors, capacitors, resistors, and coils. Most of these various components with be integrated into the single RF-CMOS chip of a size approximately -1/4 inch by -1/4 inch. The RF-CMOS chip is initially intended for the W-CDMA and GSM standards.

3G technology features integrate voice and data, access to high-speed Internet and intranet applications, interactive e-mail, data exchange, global roaming and full motion video transmission--all delivered to a mobile device such as a cellular phone, PDA or laptop. NeoReach is designing advanced modems that are intended to support these services and that may be utilized in base stations supporting the wireless networks that offer these services and in customer handsets and other wireless devices utilized in connection with such wireless networks. These modems will be based on proprietary technology already developed by NeoReach. We will continue to develop distinguishing design features that will include a multi-channel base station support and multi-mode handset compatibility with W-CDMA and GSM network standards.

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

Selection of network standards and government policies regarding spectrum availability and licensing will drive adoption of 3G services at different rates in different regions of the world. Europe and Japan have centralized systems that are based on a single network operator standard, W-CDMA, while operators in the United States have begun to deploy systems that are based on two different 3G standards, CDMA2000 and W-CDMA. Wireless operators in Europe and Japan have recently begun to roll out 3G services and are expected to continue to roll out 3G services through 2005, while operators in the United States are expected to begin to roll out true 3G services in late 2003 or 2004.

We believe that the worldwide number of deployed base stations, a transmission and reception station for cellular traffic, also referred to as a cell site, may double in the five-year period between 2001 and 2005. Cahners In-Stat Group estimates in its report for the year 2000 that, during that period, approximately 286,000 new base stations will be placed into service each year, yielding annualized revenue of $56 billion, and that revenue from semiconductors for base station applications will grow from approximately $6.5 billion to nearly $10 billion. Cahners also indicates in its report that China represents the largest market and growth opportunity for new base station deployment. On-time market availability of 3G-enabled handsets is critical to the roll-out of 3G services. Morgan Stanley estimates in its report dated March 26, 2002 that approximately 3.7 million handsets will be needed to support the 3G demand in 2002 and that the number of handsets needed to support the 3G demand will grow to nearly 75 million by 2006.

NeoReach has filed six patent applications for its W-CDMA smart antenna processing approaches. Smart antennae technology combines multiple antenna elements with signal processing capabilities to optimize its radiation and/or reception pattern automatically in response to the signal environment. In one application, the processing may double the capacity, i.e. the number of simultaneous user channels at a time, of the base station. The technology may also improve and make the communication more stable with less interference or interruption of the communication with the handset from the base station. We intend to pursue other patents to protect its intellectual property rights in various modem design and implementation areas. NeoReach initiated product research and design in 2000 and entered into a co-development contract with a Korean electronics corporation during 2001, which provided NeoReach with important technical experience, know-how, and expertise in the area of W-CDMA core-technology to satisfy the W-CDMA specifications.

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

BUSINESS STRATEGY AFTER THE NEOREACH MERGER

We are a development stage company and therefore, the following business strategy contains forward-looking information and we can give no assurances that we will be able to accomplish these goals, generate sufficient revenues to be profitable, obtain adequate capital funding or continue as a going concern. Our independent auditors have issued a going-concern opinion for the year ended March 31, 2002 and March 31, 2001 (See "Financial Statements and Supplementary Data").

Mobilepro is attempting to develop advanced modem solutions for both the base stations (also called Node-B) and the handsets to capitalize on the approaching 3G wave. The base station solution targets smaller systems called Micro- and Pico Cell base stations. The handset modem solution also targets PDA's and laptop plug-in cards. They are based on Mobilepro's own, proprietary technology. Distinguishing design features include a multi-channel base station support and multi-mode handset compatibility with W-CDMA and GSM network standards.

Mobilepro has solved core modem development issues with its architecture without having to license and pay expensive, ongoing royalties to other vendors. The core modem technology development is the interpretation and implementation of the international W-CDMA standards specifications defined by the Third Generation Partnership Project (3GPP) such that the base station modem will properly communicate with the corresponding handset modem over the so called air-interface. The issues range from identifying ways to enable multi-channel support to solving smart antenna processing problems. This accomplishment is attributed to the depth and breadth of experience of the Company in cellular and wireless communications technologies, network operation and system development, ASIC and handset design and manufacturing, and 3G network standards. ASIC means an Application Specific Integrated Circuit.

The modem features that have already been developed for the base station (Node-B) modem include:

- Node-B Rake Receiver (4 Channels), functions include Finger Correlator, Channel Estimator & Compensator, Frequency Estimator & Compensator, SIR Measurement, Tracking Loop, Rake Combiner

-        Node-B Symbol Level Processing (Transmitter and Receiver)

-        Node-B Preamble and Traffic Searchers

-        Node-B Transmitter (4 Channels)

-        Completed Functional Tests

-        Voice and Image demonstration platforms

Additional features being developed are:

-        Node-B Rake Receiver (with up to 256 Channels)

-        Node-B Transmitter (with up to 256 Channels)

-        Node-B Physical Layer Procedure

-        Node-B Physical Layer Measurements

Mobilepro has filed six patent applications for its W-CDMA smart antenna processing approaches and will pursue other patents to protect its intellectual property rights in various chief modem design and implementation areas.

Product research and design was initiated in 2000. A co-development contract with a customer during 2001 provided important, co-development technical resources and expertise during the critical design phase. We believe that the four-channel version of the base station modem will be available for evaluation during the fourth quarter 2002 with commercial ASIC multi-channel modems mid/end 2003. ASIC means an Application Specific Integrated Circuit, i.e. a semiconductor chip that will be designed and developed by the Company but will be manufactured under an out-source agreement with a plant most likely in Taiwan. This is also called Fab-less manufacturing of a semiconductor chip. The handset ASIC modem is planned for mid/end 2003 market availability.

The long-term product vision is founded on product line extensions that leverage the current technology and expertise in 3G. We intend to add new products to the development schedule if market success with the modem solutions is demonstrated and based on the market timing and future competitive landscape.

Mobilepro believes it can be successful in the 3G wireless modem market for two key reasons: 1) capitalizing on an early-to-market advantage with advanced capabilities; and, 2) maintaining narrowly focused product and market strategy on its two core solutions. We believe that all the other vendors must rationalize 3G development, sales and marketing resources among a larger product line and among an installed base of customers utilizing other products for which upgrades are expected and required.

The RF-CMOS chip is a highly complex and integrated complete receiver and transmitter system, also called a transceiver, for a handset or other user devices such as PDA's and laptops and for the smaller Pico-Cell base stations. The various handsets in existence today has a radio frequency transceiver built with many individual components such as integrated circuits, transistors, capacitors, resistors, and coils. Most of these various components with be integrated into the single RF-CMOS chip of a size approximately 1/4 inch by 1/4 inch. The RF-CMOS chip is initially intended for the W-CDMA and GSM standards.

NeoReach has signed an MOU with RF Microelectronics Laboratory, part of the Information and Communications University (ICU) of the Republic of Korea to cooperate in research, particularly in RF-CMOS ASICs development for RF transceiver of the 3G W-CDMA standard. This specific ASIC, chipset, which will support the W-CDMA standard, is also a required component in the consumer handsets and base stations managed by the mobile operators to support 3G wireless services. This co-development initiative has the potential to expand the NeoReach product suite beyond the Company's modem solutions currently in development and testing.

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

Europe and Japan centralize on a single network operator standard, W-CDMA, and wireless operators there have recently begun to roll out 3G services on a schedule that builds throughout 2002-2005. The U. S. will deploy two standards - CDMA and W-CDMA, and full rollout is projected by industry analysts to begin in late 2003, although some limited operation may start in 2002.

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

On-time market availability of 3G-enabled handsets is critical to the roll-out of the services. Morgan Stanley, in published research reports, estimates that in 2002 alone, approximately 3.7 million handsets will be needed to support demand. This increases to nearly 75 million units in 2006. Going forward, handset replacement volume will continually expand due to customer exposure to more choices in new phone features, prices and services. It is generally assumed in the industry that the expected lifetime of the handsets is expected to be reduced from from 18 months to 12 months, further driving new demand. This is a result of the customers loosing, dropping or otherwise damaging their handsets causing them to buy or otherwise acquire a new one.

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

3) Pay-down certain debt, such as a convertible debenture from Cornell Capital. We intend to pay-off debt owed to Mr. Daniel Lozinsky, a Director, and Mr. Arne Dunhem, an officer and Director, during 2003; and

4)       General working capital purposes.

We have initiated a private placement offerings as of this filing but we cannot give any assurances that we will be successful in raising any capital.

PRODUCTS AND SERVICES

After the merger with Neoreach, the Company will develop products for the 3G markets. Its product line will initially comprise of pico base station modems and handset modems ASICs. These products are not currently available in the market. The Company believes that its products will be first to market and will offer unique value to the manufacturers and the marketplace in general. The Company currently has prototypes available of modems for the micro cell base station.

The product line extensions will include RF CMOS chip set (Radio Frequency
CMOS). The RF CMOS is a highly complex and miniaturized ASIC chip of a size less than -1/4 inch by -1/4 inch that is a complete radio and transmitter system. The ASIC chip is specialized for the 1.9 GHz/2.1 GHz frequency bands used in Europe and Asia for the new 3G W-CDMA networks and may be used in both smaller pico-cell base stations and in 3G handsets. Future similar versions of the RF CMOS chip may be developed for the similar 3G frequency bands used in the USA and Canada and may also be developed for Wireless-LAN applications, although operating in the 5 GHz frequency band. We intend to co-develop the product jointly together with the RF Microelectronics Laboratory at the Information and Communications University (ICU) in the Republic of Korea.

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

In addition to a direct sales channel, the Company intends to sells product through OEM agreements with other manufacturers. OEM means Original Equipment Manufacturer. Any OEM relationships will enable the Company's products to be embedded into the base stations. The business development team will be responsible for initiating the relationships with the OEM partners and the sales team supports them on an ongoing basis.

The Company cannot assure you that its marketing efforts will be successful.

COMPETITION

The markets for our products are intensely competitive and subject to rapid technological advancement. We must identify and capture future market opportunities to offset the price erosion that characterizes our industry. We may not be able to develop new products at competitive pricing and performance levels. Even if we are able to do so, we may not complete a new product and introduce it to market in a timely manner. Our customers may substitute use of our products in their next generation equipment with those of current or future competitors.

Qualcomm is the leading provider of wireless modem technology, marketing a wide variety of products worldwide. Qualcomm products have all been designed for the CDMA standard and only recently has the company announced it will now also build to the W-CDMA standard. Other companies developing modems for the base stations in addition to the handsets include bigger companies such as Nokia, Ericsson, Siemens, Motorola and Samsung. Several smaller companies around the world specialize in various niche technologies addressing the wireless market to include the modems for the handsets. These include PrairieComm and InterDigital in the U.S., Yozan in Japan, Sierra Wireless in Canada and Xircom in Germany. Over the next few years, we expect additional competitors, some of which may also have greater financial and other resources, to enter the market with new products. In addition, we are aware of venture-backed companies that focus on specific portions of our range of products. These companies, individually or collectively, could represent future competition for many design wins and subsequent product sales.

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

INTELLECTUAL PROPERTY

As of June 30, 2002, we had filed a total of six patent applications which were pending with the U.S. Patent and Trademark Office (PTO) in the area of "Smart Antenna" technology. On April 29, 2002, we announced that two of our six previously filed patents have been allowed which means that they have been or are being issued.

One allowed and awaiting issue notification patent application is "Smart Antenna with Adaptive Convergence Parameter" with PTO Docket #3228-003-64, involves intellectual property that can enhance the performance of conventional smart antenna processing technology if used for 3G wireless communications.

A second allowed and issued patent application is "A Smart Antenna With No Phase Calibration For CDMA Reverse Link" with PTO Docket #3228-004-64, delivers automatic, low-cost improvements to the smart antenna processing technology.

A third allowed and issued patent application is "PN Code Acquisition With Adaptive Antenna Array and Adaptive Threshold for DS-CDMA Wireless Communication" with PTO Docket #3228-002-64, would provide an improvement to the quality of the communications channel.

The remaining three patent applications, currently still under review at the PTO, involve innovations that deliver increased capacity in 3G wireless networks, expansion of the coverage areas, and that maintain high quality of the communication channels. The patent applications include "New Cellular Architecture" with PTO Docket # 3228-001-64, "Direction of Arrival Angel Tracking Algorithm For Smart Antennas" with PTO Docket #3228-005-64, and "Improvement of PN Code Chip Time Tracking with Smart Antenna" with PTO Docket #3228-007-64.

In addition, we also have two other patent applications pending which are referred to as "Wireless Communication System and Method of Providing Wireless Communication Service" with specific descriptions to include "Device and Method for Changing the Orientation and Configuration of a Display of an Electronic Device" and "Electronic Device Having Multiple Service Functionality". Both of these pending patent applications relate to the business of the Company before the merger with NeoReach.

GOVERNMENT APPROVALS

We do not believe that there is a need for any specific government approval for any of our modem solutions since these do not include any radio transmitter and do not radiate any radio frequency signals. Our RF CMOS product will be sold to OEM customers who will integrate the product into their own products that may be required to adhere to certain Federal Communications Commission section requirements because it does in fact contain a radio transmitter. We believe that the OEM customers will obtain any required licensing.

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

In addition, on May 31, 2002, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued and sold $250,000 of convertible debentures (the "Debentures"). The Securities Purchase Agreement contemplates the sale of up to an additional $250,000 of Debentures. The Debentures accrue interest at the rate of four percent per year. The Debentures must be repaid two years following their issuance or, at the Company's election, converted into shares of Common Stock. In addition, at any time, the holders of the Debentures may elect to convert their debt into Common Stock. If, at the time of conversion, the Common Stock is listed on the NASD Bulletin Board System, Nasdaq SmallCap Market, or American Stock Exchange, the conversion price will be 120% of the closing bid price. If, at the time of conversion, the Common Stock is not listed on any of the foregoing markets, the conversion price will be 80% of the closing bid price of the

Common Stock as furnished by the National Association of Securities Dealers, Inc. The Debentures also provide the Company with certain redemption rights which, if exercised, will require the Company to issue Common Stock warrants to the Debenture holders. Holders of the Debentures have certain registration rights with respect to the resale of shares of Common Stock received upon any conversion of the Debentures.

ITEM 2. DESCRIPTION OF PROPERTY

Our offices are located at 3204 Tower Oaks Blvd., Suite 350, Rockville , MD 20852. We believe that this facility is adequate to meet our needs in the near future. In the event our business expands, we believe we will have to find new offices.

We currently employ one person. Subsequent to the period of this report and effective with the merger with Neoreach, the Company will employ nine people. If the business grows as we plan, we anticipate that we will need additional persons to fill administrative, sales and technical positions.

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

QUARTER ENDED                    HIGH          LOW
-------------                    ----          ---
March 31, 2002                   4.00          1.05
December 31, 2001                38.00         4.00
September 30, 2001              790.00        12.00
June 30, 2001                   400.00        30.00
March 31, 2001                 3,750.00       312.50
December 31, 2000              10,625.00      625.00
September 30, 2000             40,000.00     7,500.00
June 30, 2000                  77,500.00    17,500.00
March 31, 2000                 57,500.00    30,000.00
December 31, 1999              75,000.00    25,000.00

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                      Equity Compensation Plan Information
                                 (As of 3/31/02)


   Equity Compensation          Number of      Weighted average      Number of
   Plan Categories          securities to be    exercise price      securities
                               issued upon      of outstanding       remaining
                               exercise of         options,        available for
                               outstanding       warrants and     future issuance
                                options,            rights
                              warrants and
                                 rights

   Approved by security
   holders
    - 2001 Equity                   0                $0.00            20,000
      Performance Plan
   Not approved by
   security holders
    - None                          0                  0                 0
                                  ---                -----            ------
   Total                            0                $0.00            20,000


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

At various dates during the year ended March 31, 2000, we issued 1,812,829 shares of common stock to various consultants and professionals for services rendered. The total value of the shares has been recorded at $1,000,000. The Company believes the issuance of the stock to be exempt from registration under
Section 4(2) of the Securities Act.

From April through June 2000, we issued 430,000 shares of common stock for additional website business valued at $.75 per share or $322,500 and a total of 38,000 shares of preferred stock was issued under a Private Placement Memorandum. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

In August 2000, we granted 1,903,574 common stock options valued at $475,000 for a Note Receivable for the same amount. The options were granted pursuant to the "2000 Stock Option Plan". As of March 31, 2001, we had granted a total of 2,562,250 additional options pursuant to the "2000 Stock Option Plan" not including the initial 1,903,574 common stock options vesting over a period of up to 4 years with an exercise price of $1.00. Since these options were granted, 1,186,000 were cancelled and 850,125 expired due to termination of employee relationships.

On June 7, 2000 we exchanged 500,000 shares of our stock for 450,706 shares of Popmail.com in a transaction valued at $500,000. We subsequently sold this investment to meet our financial obligations. The shares were "Restricted" under S144. On September 15, 2000, the Popmail.com stock was sold to an individual related party for $74,650, in a private sale to an accredited/sophisticated investor. A loss of $425,350 was realized during the period. Approximately $225,353 of the loss was due to market value decline during the holding period. We believe the issuance of the stock to be exempt from registration under
Section 4(2) of the Securities Act.

On March 12, 2001, we issued 4,040,000 shares of common stock for services out of which 1,180,000 shares to Sandip Seth, 1,180,000 to Maninder Singh, both being officers of the Company, 1,180,000 shares to Sanjay Sabnani, 350,000 shares to Cora Castillion and 150,000 shares to Amber Luke valued at a total of $1,284,923. We believe that Sabnani, Castillion and Luke were not affiliated with the Company. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On December 1, 2000, we issued 25,000,000 shares of common stock at $.004 per share and 1,000 shares of Class C preferred stock at $10 per share to creditors as settlement of $110,000 worth of debt. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On March 16, 2001, Dungavel, Inc., a Bahamian company, contracted to purchase the above referenced 25,000,000 shares of our common stock and 1,000 shares of our Class C Preferred Stock from the former creditors (Metropolitan Capital Partners LLC), in a private sale to an accredited/sophisticated investor. At the time of the sale, we believe that there was no affiliation between Dungavel, Inc. and Metropolitan Capital Partners, LLC. The transfer of 25,000,000 shares of common stock and 1,000 shares of preferred stock by Metropolitan Capital Partners LLC to Dungavel Inc. was not made under Rule 144. In the acquisition agreement, Dungavel represented that it was a sophisticated, accredited investor and was acquiring restricted securities. The only entity from which Dungavel acquired shares of CraftClick on March 16, 2001 was Metropolitan Capital Partners LLC, which name is stated above. The shares continued to be restricted in the hands of Dungavel, Inc. and therefore the certificate beared the same legend as the original certificates. The Class C Preferred Stock is convertible at any time prior to December 31, 2001, into 11.5% of the then issued and outstanding common stock of CraftClick.com, Inc., computed on a fully diluted basis. Together the common stock and the Class C Preferred Stock acquired by Dungavel, Inc. represents greater than 50% of the voting control of CraftClick.com, Inc., on an as converted basis. The sale was consummated as of March 27, 2001. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On April 24, 2001, the 1,000 Class C Preferred shares were converted to 6,877,678 shares of common stock. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act. On June 6, 2001, CraftClick.Com, Inc. a Delaware corporation, and Mobilepro Corp., a Delaware corporation, entered into an Agreement and Plan of Merger dated as of June 1, 2001. Under the Merger Agreement Mobilepro merged with and into CraftClick, with CraftClick being the surviving corporation. The consideration for the shares of common stock issued by CraftClick to the shareholders of Mobilepro was all the outstanding shares of Mobilepro. The merger of Mobilepro into CraftClick was structured as a share-for-share exchange. The exchange ratio was negotiated without reference to the market price of the CraftClick common stock because it was difficult to value the merger participants and the market of a thinly traded security on the OTC Bulletin Board. The Company issued a total of 8,750,000 shares of its common stock in connection with the Merger. Based on the last trading price of $0.16, the fair value of the Company's stock issued was $1,400,000. Of these shares issued, the Company issued to Ms. Joann
M. Smith an aggregate of 8,227,663 shares of common stock representing approximately 55% of our 14,907,196 issued and outstanding shares of common stock. In addition we also issued as part of the merger, a total of 522,337 shares of its common stock at value $83,574, to Wallenstein & Wagner, 152,730 shares at value $24,437, Laser Modeling, Inc. 152,730 shares at value $24,437, Francine B. Goodman, 152,730 shares at value $24,437,

Denise Patterson, 38,183 shares at value $6,109, and Inform Product Development, Inc., 25,964 shares at value $4,154. We believe that all these parties were non-affiliated with the Company at the issuance. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

Effective June 6, 2001, in connection with the Merger, we issued 3,000,000 shares in a conversion of debt and accrued interest to Dungavel, Inc. a Bahamian company. We believe that the controlling person of Dungavel was Robert Landau, who we believe also had a controlling interest in Mobilepro. The debt had a recorded value of $50,000. The issuance of shares were valued at $480,000, the fair value of the Company's stock at that time. In September 2000, Dungavel Inc. was issued a $50,000 convertible note by Mobilepro. At the time of the merger of Mobilepro into CraftClick, Dungavel negotiated with Mobilepro the conversion of the note into 3,000,000 shares of the post-merger company. Dungavel was the controlling shareholder of CraftClick at the time of this negotiation. The value of CraftClick and Mobilepro at the time of the merger is difficult to determine and the negotiations for the shares to be issued to acquire Mobilepro was made without reference to the then market price. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

In May 2001, we registered 6,500,000 shares of our common stock for future issuance under the "2001 Performance Equity Plan". Effective June 6, 2001, we issued a total of 2,600,000 shares, based on the last trading price of $0.16, with the total fair value of $416,000 to the following parties: 250,000 shares to Dungavel Inc. for services performed in connection with the Mobilepro merger and reorganization and re-incorporation and using the last trading price, the fair value of the consideration was $40,000, 250,000 shares at value $40,000 to Mr. Scott R. Smith, our Chief Executive Officer for employment services, 1,475,000 shares at value $236,000 to ZDG Investments for consulting services regarding the Mobilepro merger and reorganization and re-incorporation, 50,000 shares at value $8,000 each to Mr. Howard Geisler, Mr. Mitchell Geisler and Ms. Cindy Roach for services as officers and directors, 25,000 shares at value $4,000 to Weil Consulting Corp. for merger consultations and 450,000 shares at value $72,000 to Henning Capital Ltd. for merger consultations.

On August 1, 2001, we issued 330,000 shares of its common stock pursuant to the exercise of a special warrant that was issued as a part of the reverse merger agreement with CraftClick.com, Inc. The conversion price of this warrant was $330 or $0.001 per share, the par value of the common stock. The issuance of shares was valued at $577,500, the fair value of the Company's stock at that time. We believe the issuance of the stock to be exempt from registration under
Section 4(2) of the Securities Act.

On September 6, 2001, we issued a total of 1,500,000 shares of its common stock under the 2001 Performance Equity Plan to Camilla Holdings for services rendered. These services were valued at $0.165 per share or a total of $247,500.

On October 26, 2001, we issued 25,000 shares of its common stock to David Lake, 4,000 shares, James Sacks, 3,000 shares, Donna Villegas, 1,000 shares, Jon Lake, 1,000 shares, Mark Daugherty, 1,000 shares, Ashok Mirpuri, 5,000 shares, Sanjay Sabnani 10,000 shares. We believe they were all non-affiliated with the Company at the time of issuance. In connection with the reorganization/redomestication of CraftClick from a Utah corporation to a Delaware corporation, the 25,000 shares were issued as settlement shares in connection with the change in the terms of the preferred stock. The issuance of shares was valued at a total of $1,250, the fair value of our stock at that time. We believe the value of the settlements were commensurate with the value of the stock issued. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On November 19, 2001, we had a 1 for 200 reverse stock split which effectively reduced their issued and outstanding shares 16,677,711. Additionally, on that date we issued 3,000,000 shares for services in conjunction with an Investors Rights Agreement. We valued that issuance at a value of $240,000, the fair value of our stock at that time. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act. On February 15, 2002, we entered into an agreement to issue 86,000 shares of our common stock to John Madigan, 30,000 shares, Douglas Tucker, 30,000 shares, Wallenstein & Wagner, 30,000 shares, Natalie Boitehouk, 2,000 shares, Gregory Bochniak, 2,000 shares, and Stephen Jouzapaitis, 2,000 shares for services rendered.. We believe they were all non-affiliated with the Company at the time of issuance. The shares issued on February 15, 2002 were authorized to be issued on February 19, 2002 by instruction letter of that date. Per the agreement, the shares were subsequently issued on March 22, 2002. The issuance of the shares were valued at $90,300, the fair value of our stock at that time. We believe the value of the services provided were commensurate with the value of the stock issued. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act. On February 19, 2002, we issued 25,000 shares of our common stock to Scott R. Smith 25,000 shares were issued to Scott Smith in exchange for his surrender of his rights to past wages and other benefits under his employment agreement of June 2001 and cancellation of that employment agreement as an executive and officer of our Company. The shares were valued at $26,250, the fair value of our stock at that time. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On March 18, 2002, we issued a total of 960,000 shares of our common stock under the "2001 Equity Performance Plan" to the following parties: 255,000 to Mr. Daniel Lozinsky, our Chief Executive Officer for employment services and services as a director, 355,000 to Mr. Arne Dunhem for services as an officer and director, 25,000 to Mr. Scott Smith for services as an officer and director, and 325,000 to Jesus Gomez Romero for engineering consulting services for advanced software related projects. These shares were issued at $0.55 per share based on a Board Resolution fixing the Fair Market Value of the securities pursuant to the 2001 Equity Performance Plan on and as of March 6, 2002.

On April 23, 2002, we issued 12,352,129 shares of our common stock to the holders of NeoReach's common stock pursuant to an Agreement and Plan of Merger, dated March 21, 2002. A newly formed, wholly-owned subsidiary of Mobilepro merged into NeoReach, in a tax-free one-for-one share exchange transaction. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. The issuance of the shares were valued at a fair value of $ 6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of our stock at that time. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On May 31, 2002, We issued a total of 690,000 shares of its common stock to the following parties: 450,000 shares to INFe, Inc., 150,000 shares to Thomas Richfield, 60,000 shares to Francene Goodman, and 30,000 shares to Triple Crown Consulting. These shares were issued for consulting services regarding the Mobilepro-NeoReach merger. The issuance of the shares were valued at $ 317,400, the fair value of our stock at that time. We believe the value of the services provided were commensurate with the value of the stock issued. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On May 31, 2002, Mobilepro issued a convertible debenture to Cornell Capital in the original principal amount of $250,000. The convertible debenture is convertible into shares of our common stock as a price equal to either 120% of the closing bid price of our common stock as of May 31, 2002, or 80% of the average of the four lowest closing bid prices of our common stock for the five trading days immediately preceding the conversion date. If such conversion had taken place on May 31, 2002, then the holder of the convertible debenture would have received 452,899 shares of our common stock. The convertible debenture accrues interest at a rate of 4% per year and is convertible at the holder's option. The convertible debenture has a term of five years. At Mobilepro's option, the convertible debenture may be paid in cash or converted into shares of our common stock on the fifth anniversary unless converted earlier by the holder.

On June 10, 2002, we issued a total of 784,314 shares of its common stock to the following parties: 764,706 to Cornell Capital Partners, LP and 19,708 to Westrock Advisors, Inc. These shares were issued pursuant to an equity line of credit arrangement with Cornell Capital Partners, dated May 31, 2002. The issuance of the shares were valued at $517,647, the fair value of our stock at that time. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

Except as otherwise noted, the securities described in this Item were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each such issuance was made pursuant to individual contracts which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about Mobilepro to make an informed investment decision. Among this information was the fact that the securities were restricted securities.

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

MobilePro generated revenue in September, 2002 by the sale of its currently available base station modems (version 1.0) for shipment to prospective customers. These modems are currently available in board format. Continued product development will evolve the base station modems from the boards to ASICs (Application Specific Integrated Circuit).

Product development plans include defining specifications for the next version of the base station board subsequently leading to base station modem ASICs. We believe that the timeline below demonstrates the current product delivery schedule, and the anticipated costs associated with the achieving the milestones. This schedule could change depending on challenges faced in engineering and development.

                            April, 2003       August, 2003       October, 2003       December, 2003
                            -----------       ------------       -------------       --------------

    Base Station Modem      Prototype         Beta               GA (general
    ASIC                                                         availability)

    RF CMOS                                   Prototype          Beta                GA

    Handset ASIC                                                                     Prototype

    Financial Resources                       $7M                $10M                $15M
    Needed - Cumulative

The next generation (version 2.0) of MobilePro's base station modem board will incorporate up to 256 channels - up from the currently offered 4 channels. In addition to the base station modem, MobilePro intends to develop RF-CMOS (Radio Frequency Complementary Metal Oxide Semiconductor) chipsets for the wireless markets. These chipsets will be designed to support the GSM (Global System for Mobile Communications) and the WCDMA (Wide Band Code Division Multiple Access) markets. Product development cycle of these chipsets is typically 12 to 14 months. MobilePro will outsource the manufacturing of the chipsets to a third party, essentially categorizing MobilePro as a Fab-less developer of semiconductors.

The sales cycle for MobilePro products is about 6 to 9 months. Currently MobilePro is offerings its board to potential prospects. MobilePro's primary markets are Europe and Asia with North America being the secondary market. MobilePro intends to build a sales team in these regions to support its customers. In addition to investing in a direct sales force, MobilePro will continue to develop business relationships with potential partners who can serve as an indirect sales channel for MobilePro's products.

Typical price points for the version 1.0 of the board begin at $10,000.

As a result of the Plan, we expect a significant increase in the number of employees by mid 2003.

Mobilepro will need additional financing and may use the proceeds received from the Equity Line of Credit, a private placement offering or debt financing to raise such additional funds, to be used for the following:

1) Complete the design and development of advanced modems for both the base station and handset markets:

         a. Invest in laboratory facilities including test and simulation equipment.

         b. Acquire or license certain intellectual property related to the development of modems and communications semiconductor and component technology.

2) Develop plans for third party manufacturing to support the business goals of the Company.

3) Expand the product offerings of the Company to include RF CMOS development.

4) Develop direct and indirect sales and marketing channels for the Company's products and services:

         a. Develop business partnerships that embrace the Company as their modem supplier for their advanced cellular handsets and user equipment.

         b. Develop plans for extending our solution offerings for use in additional global markets such as Asia and Europe.

5) Pay-down certain debt, such as a convertible debenture from Cornell Capital. We intend to pay-off debt owed to Mr. Daniel Lozinsky, a Director, and Mr. Arne Dunhem, an officer and Director, during 2003.

6)       General working capital purposes.

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

RISK FACTORS

WE MAY NOT BE SUCCESSFUL IN INTEGRATING THE BUSINESS AND TECHNOLOGY OF NEOREACH WITH THAT OF THE COMPANY.

We acquired NeoReach, Inc. effective April 23, 2002. We may not be successful in integrating the business and technology of NeoReach with the business and operations of the Company. Our failure to integrate successfully could materially adversely affect our operating results, financial condition and the trading price of our stock. Also, our integration efforts may divert our management time and resources from necessary aspects of our business and operations.

OUR MANAGEMENT TEAM IS NEW TO THE COMPANY AND MAY NOT BE ABLE TO SUCCESSFULLY EXECUTE THE BUSINESS PLAN.

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

         - changes in customer requirements; o frequent introductions of new products and enhancements; and

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

CONSOLIDATIONS IN THE WIRELESS COMMUNICATIONS INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS TO INCLUDE A REDUCTION OR ELIMINATION OF OUR PROPORTIONATE SHARE OF THE EMERGING MARKET.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM,INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                         YEAR ENDED MARCH 31, 2002 AND
                        PERIOD JULY 14, 2000(INCEPTION)
                             THROUGH MARCH 31, 2001

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                          YEAR ENDED MARCH 31, 2002 AND
             PERIOD JULY 14, 2000 (INCEPTION) THROUGH MARCH 31, 2001



                          INDEX TO FINANCIAL STATEMENTS

                                                                PAGE(S)
                                                                -------
AUDITED FINANCIAL STATEMENTS

   Report of Independent Certified Public Accountants             28

   Balance Sheet as of  March 31, 2002                            29

   Statements of Operations for the year ended
        March 31, 2002 and for the period July 14, 2000
        (Inception) through March 31, 2001 with Cumulative
        Totals Since Inception                                    30

   Statements of Changes in Stockholders' (Deficit) for the
     years ended  March  31, 2002 and 2001 including the former company Craftclick.com, Inc. and the reverse acquisition
        that occurred as of June 1, 2001.                         31

   Statements of Cash Flows for the year ended
        March 31, 2002 and the period July 14, 2000 (Inception)
        through March 31, 2001 with Cumulative Totals Since
        Inception                                                 33

   Notes to Financial Statements                                  34

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

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey

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
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                                                                                    CUMULATIVE
                                                                                                   TOTALS SINCE
                                                      2002                    2001                  INCEPTION
                                                   -----------             -----------             -----------
REVENUES                                           $      --               $      --               $      --

COST OF SALES                                             --                      --                      --
                                                   -----------             -----------             -----------

GROSS PROFIT                                              --                      --                      --

GENERAL AND ADMINISTRATIVE EXPENSES                  3,147,119               1,009,193               4,156,312
                                                   -----------             -----------             -----------

LOSS BEFORE OTHER INCOME                            (3,147,119)             (1,009,193)             (4,156,312)

OTHER INCOME (EXPENSES)

   Interest income                                          56                    --                        56
   Forgiveness of debt                                 276,738                    --                   276,738
   Other expense                                       (27,608)                   --                   (27,608)
   Interest expense                                       (469)                   --                      (469)
                                                   -----------             -----------             -----------
                                                                                                            --
          TOTAL OTHER INCOME (EXPENSES)                248,717                    --                   248,717
                                                   -----------             -----------             -----------

NET LOSS BEFORE PROVISION
FOR INCOME TAXES                                    (2,898,402)             (1,009,193)             (3,907,595)
   Provision for income taxes                             --                      --                      --
                                                   -----------             -----------             -----------

NET LOSS APPLICABLE TO COMMON SHARES               $(2,898,402)            $(1,009,193)             (3,907,595)
                                                   ===========             ===========             ===========

NET LOSS PER BASIC AND DILUTED SHARES              $     (0.44)            $     (0.11)            $     (0.60)
                                                   ===========             ===========             ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                  6,462,746             8,750,000 *               6,462,746
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

                                                                                           ADDITIONAL                      NET
                                         COMMON STOCK               PREFERRED STOCK          PAID-IN     ACCUMULATED   STOCKHOLDERS'
CRAFTCLICK.COM, INC. ACTIVITY:       SHARES        AMOUNT        SHARES        AMOUNT        CAPITAL       DEFICIT       DEFICIT
------------------------------     -----------   -----------   -----------   -----------   -----------   -----------   -----------
BALANCE - MARCH 31, 2000            16,931,444        16,931       101,000           101     5,354,232    (2,848,780)    2,522,484

Issued preferred shares under
   PPM April-June, 2000                                             38,000            38       379,962          --         380,000

Issued common and preferred
   shares for debt, December
   31, 2000                         25,000,000        25,000         1,000             1        84,999          --         110,000

Issued common shares for
assets/acquired companies              430,000           430          --            --         322,070          --         322,500

Options granted for Note
   Receivable                        1,903,574         1,904          --            --         473,096          --         475,000

Issued stock for investment            500,000           500          --            --         499,500          --         500,000

Issued stock for services            4,040,000         4,040          --            --       1,280,883          --       1,284,923

Net loss for year ended
March 31, 2001                            --            --            --            --            --      (5,630,700)   (5,630,700)
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------


BALANCE - MARCH 31, 2001            48,805,018        48,805       140,000           140     8,394,742    (8,479,480)      (35,793)

Stock issued in conversion of
   preferred stock into
   common stock                      6,877,678         6,878      (104,622)         (105)       (6,773)         --            --

Consolidation of shares due to
   corporate change in
   domicile                        (55,125,493)      (55,125)         --            --          55,125          --            --

Issuance of common stock as
   part of Craftclick acquisition
   of Mobilepro                      8,750,000         8,750          --            --          (8,750)         --            --

Net loss Craftclick for April 1,
   2001 to May 31, 2001                   --            --            --            --            --            (377)         (377)

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

                                                                                         ADDITIONAL                      NET
                                       COMMON STOCK               PREFERRED STOCK          PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                   SHARES        AMOUNT        SHARES        AMOUNT        CAPITAL       DEFICIT       DEFICIT
                                -----------    -----------    -----------   -----------   -----------    -----------    -----------
MOBILEPRO CORP ACTIVITY:
Recapitalization due to
   merger - Craftclick                 --             --             --            --      (8,479,857)     8,479,857           --

Recapitalization due to
   merger - Mobilepro                  --             --             47            --       1,009,194     (1,009,194)          --

Issuance of shares to cover
   convertible debt               3,000,000          3,000           --            --         477,000           --          480,000

Issuance of common stock for
   services and salaries          2,600,000          2,600           --            --         413,400           --          416,000

Issuance of common stock for
   services                       1,500,000          1,500           --            --         246,000           --          247,500

Issuance of common stock for
   warrants                         330,000            330           --            --         577,170           --          577,500

Issuance of common stock for
   services                          25,000             25           --            --           1,225           --            1,250

Reverse stock split             (16,677,711)       (16,678)          --            --          16,678           --             --

Issuance of common stock for
  services                        3,000,000          3,000           --            --         237,000           --          240,000

Issuance of common stock for
  services                          106,000            106           --            --         111,194           --          111,300

Conversion of debt for issuance
   of common shares                  25,000             25           --            --          26,225           --           26,250

Issuance of common stock for
   services                         960,000            960           --            --         527,040           --          528,000

Net loss for the year                  --             --             --            --            --       (2,898,401)    (2,898,401)
                                -----------    -----------    -----------   -----------   -----------    -----------    -----------

BALANCE MARCH 31, 2002            4,175,492    $     4,176         35,425   $        35   $ 3,596,613    $(3,907,595)   $  (306,771)
                                ===========    ===========    ===========   ===========   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 MOBILEPRO CORP
                        (FORMERLY CRAFTCLICK.COM, INC.)

                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEAR ENDED MARCH 31, 2002 AND PERIOD
                JULY 14, 2000 (INCEPTION) THROUGH MARCH 31, 2001
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                                                                                                       CUMULATIVE
                                                                                                                      TOTALS SINCE
                                                                                      2002               2001           INCEPTION
                                                                                   -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                        $(2,898,402)      $(1,009,193)      $(3,907,595)
                                                                                   -----------       -----------       -----------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN) OPERATING ACTIVITIES:

   Forgiveness of debt                                                                (276,738)             --            (276,738)
   Increase in accounts payable                                                        158,435           365,301           523,736
   Issued common stock for services, compensation and
      conversion of debt                                                             2,627,800           593,859         3,221,659
                                                                                   -----------       -----------       -----------
               NET CASH USED IN OPERATING ACTIVITIES                                  (388,905)          (50,033)         (438,938)
                                                                                   -----------       -----------       -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

   Issued stock for cash                                                                  --                 100               100
   Proceeds from borrowings, net                                                       344,730            50,000           394,730
   Change in officer loan, net                                                          44,262              --              44,262
                                                                                   -----------       -----------       -----------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                               388,992            50,100           439,092
                                                                                   -----------       -----------       -----------

NET INCREASE IN CASH                                                                        87                67               154

CASH BALANCE - BEGINNING OF YEAR (PERIOD)                                                   67              --                --
                                                                                   -----------       -----------       -----------

CASH BALANCE - END OF YEAR                                                         $       154       $        67       $       154
                                                                                   ===========       ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
   Issued common shares for services, compensation and
   conversion of debt.                                                             $ 2,627,800       $   593,859       $  3,221,659
                                                                                   ===========       ===========       ============

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

               The following is a reconciliation of the computation for basic and diluted EPS:

                                                      MARCH 31,      MARCH 31,
                                                         2002           2001
                                                     -----------    -----------
               Net loss                              $(2,898,402)   $(1,009,193)

               Weighted-average common shares
               Outstanding (Basic)                     6,462,746      8,750,000

               Weighted-average common stock
               Equivalents
                    Stock options                             --             --
                    Warrants                                  --             --

               Weighted-average common shares
               Outstanding (Diluted)                   6,462,746      8,750,000

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

               At March 31, 2002 and 2001, the deferred tax assets consists of the following:

                                                                      2002             2001
                                                                  -----------      -----------
               Deferred taxes due to net operating loss
               carryforwards                                      $ 1,563,018      $   403,677

               Less:  Valuation allowance                          (1,563,018)        (403,677)
                                                                  -----------      -----------
               Net deferred tax asset                             $        --      $        --
                                                                  ===========      ===========


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


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Certain information about the directors and executive officers of the Company as of March 31, 2002 is included below.

                                                                          Director or
              Name          Age                   Position                Officer Since         Term Expires
              ----          ---                   --------                -------------         ------------
     Scott R. Smith         42      Director                              June 1, 2001               2002

     Arne Dunhem            52      Treasurer and Director                February 19, 2002          2003

     Daniel Lozinsky        41      President and CEO and Chairman        February 19, 2002          2003

     Kyung (Ken) Min        46      Senior Vice-President of NeoReach,    February, 2000             2003
                                    Inc.

The following describes the business background and the experience of each of the directors and executive officers of the Company:

Mr. Daniel Lozinsky, the President and CEO and Chairman of the Company, was appointed a Director of the Company in February 2002. Daniel Lozinsky has 17 years of management and software development experience with small and large multinational corporations. Mr. Lozinsky was between March 2001 and October 2001 President and CEO of VCmed Inc. a scientific medical start-up company that was attempting to bring to the market Cancer Research technology developed at MIT and Harvard, which allowed for early detection not otherwise available. Mr. Lozinsky was between February 1999 and February 2001working as a business advisor to include public relations firms for international business. Prior to that Mr. Lozinsky was between April 1995 and January 1999 senior software engineer of AOL, Host Systems internet department, that allowed to meet AOL's growing Internet demands during the highest AOL's growth period between 96 and 99, when the company grew from 4 million to 21 million users. He was working for AOL's MIS (BISY) department between 4/95 - 6/96. Prior to that Mr. Lozinsky was employed as a senior software engineer at Eastman Kodak Corporation in Rochester NY between 9/89 - 4/95. He was an internal software consultant to multiple Kodak's lines of business. Mr. Lozinsky worked on Kodak PhotoCD system that is widely available now and allows scanning film into digital format and printing to paper or CD. He specifically worked for CD writer devices and testing firmware software components that he developed for the system. During those years he worked for Kodak's Mass Memory Division that manufactured and sold optical drives and jukeboxes to commercial companies and government offices. Working as a designer and developer of software and, occasionally as a support engineer, he participated in winning for Kodak and delivering large government contracts to include ADMAPS to US NAVY Printing and Publishing. During that project Mr. Lozinsky worked both in Rochester and at the Navy Technology Pilot Lab at Port Hueneme, Ca. Prior to that, between 8/87 - 9/88, Mr. Lozinsky worked as a programmer analyst for PaineWebber Strategic Technology Department, on the PaineWebber Backup System to the Maine Network at the Weehaken Center in NJ. Prior to that, during 8/85 - 5/87, Mr. Lozinsky worked as a programmer and systems analyst for Merrill Lynch, Real Time Pricing Group that delivers NYSE financial data to different departments of Merrill Lynch. Mr. Lozinsky holds MS/CS from Stevens Institute of Technology in Hoboken NJ, 1/89. He also holds BS/CS from Polytechnic Institute of NY, 1/84.

Mr. Arne Dunhem was appointed a Director and Treasurer of the Company in February 2002. Mr. Dunhem has over twenty-eight years general management and engineering experience with large complex multinational corporations, large international organizations as well as early stage technology companies. He has been instrumental in arranging more than $300 million in investor and vendor financing commitments and is knowledgeable in all aspects of business, management, information systems, network operations and engineering. Between July 2001 and January 2002 Mr. Dunhem was working as a strategic business consultant and was in January 2002 hired by Neoreach, Inc. as its President & CEO. Mr. Dunhem was between November 1998 and June 2001 the President & CEO of erbia, Inc. a long-distance communications company where he took the company from its start-up phase through the sale of the operation to another company. He was working between January 1998 and October 1998 as a strategic business consultant. Prior to this he was between 1993 and September 1997 the Chairman of Tele8 Kontakt AB, a Swedish nationwide start-up wireless operator and also between 1993 and December 1997 the Chairman of Nordiska Tele8 AB of Sweden, a long distance and local telephone service company. Here again, he took the company from its start-up phase through full operation and eventually the sale of the companies. Mr. Dunhem was between September 1989 and April 1990 the Executive Vice President, Engineering & Operations of Comvik Skyport AB, a Swedish telecommunications company providing satellite and data communications services. During the period September 1978 and June 1989 Mr. Dunhem was with INTELSAT, Washington, D.C., an international satellite communications organization in a capacity growing from staff engineer to program manager where he had responsibilities for building-up some of the world's largest command, control and monitoring networks. He has also been with the Saab-Scania corporation and the Swedish Telecom. He has lived in the Washington, D. C. area since 1978.

Mr. Scott R. Smith, a Director of the Company since June 1, 2001, has 20 years experience in the high technology sector, product development, sales, business development and engineering. Mr. Smith has since its founding in October 1997 been with the original Mobilepro Corp. and brings to this company extensive business, sales and technology experience. Mr. Smith was between February 2001 and June 2001 the acting Chief Technology Officer for Agate Technologies, Inc. From 1992 through 1999, he founded two technology product development companies named Parametric Design Associates, Inc. and Level IV Technology, Ltd. providing product development, prototyping, tooling, project management and process consulting services to major technology companies.. From 1989 to 1992 he was Regional Director of Sales and Technology for Rand Worldwide and was primarily responsible for developing a midwest presence for the company by establishing anchor accounts and building a sales and technical support team. Prior to that Mr. Smith worked for several major technology companies, including Motorola Automotive, Parametric Technology Corp., Intergraph Corp. and Allen-Bradley Co.

On Feb. 26, 2002, Mr. Scott R. Smith, a director of the Company since June 1, 2001 and a director as of March 31, 2002, filed a petition for personal bankruptcy in the U.S. Bankruptcy Court for the Northern District of Illinois, Western Division.

Mr. Kyung (Ken) Min, Senior Vice President, New Technologies of NeoReach, Inc. is a seasoned professional with twenty years of experience in the cellular and digital communications industries, Ken has specialized in the areas of business development, marketing, systems integration and engineering. Ken has had extensive experience in designing and marketing emerging technologies including GSM, CDMA, PCS, W-CDMA, Pico cells, and satellite communications. During his eleven years between May 1981 and June 1992 with Motorola, the Senior Product Manager of the Cellular Business Marketing and Sales unit developed wireless devices, including base stations, and formed strategic alliances to ensure product market entry on-time and within budget. Min spent more than three years between July 1992 and December 1995 as the General Manager for Telecommunications R&D at Samsung Electronics, heading the development of IS-95 CDMA, followed between January 1996 and June 1998 by a successful directorship of the PCS unit at Hyundai Electronics where Min managed two hundred engineers and technical marketing staff. Min represented Samsung and Hyundai in the CDMA Development Group (CDG) steering committee from 1994-1998. Min served between October 1998 and February 2000 with Hughes Network Systems as the Technical Director for mobile satellite projects with responsibilities for project management and system integration. As the founder in February 2000 of NeoReach, Min now serves in a capacity where he can most effectively capitalize on his experience in engineering and business development. Min earned his Master of Engineering at the Institution of Illinois Technology and holds a bachelor's degree in Computer Science from the University of Illinois.

Our Board of Directors, as of March 31, 2002, consisted of Messrs. Lozinsky, Dunhem and Smith listed above.

Subsequent to the period covered under this report, Mr. Smith, on April 1, 2002, resigned from the Board of Directors of the Company. His position has currently not been filled on the Board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file with the Securities and Exchange Commission ("SEC") the initial reports of ownership and reports of changes in ownership of the common stock. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company has received Form 4, Statement of Changes of Beneficial Ownership of Securities from Messrs. Daniel Lozinsky (one group of transactions), Arne Dunhem (one group of transactions) and Scott Smith (three transactions); each of whom had failed to file such form on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our mostly highly compensated executive officers and directors for the year ended March 31, 2002.


                                                                              Long Term Compensation
                                                                                       Awards
                                                                         --------------------------------
                                       Annual Compensation               Restricted  Securities  Payouts
                              --------------------------------------
                              For Fiscal                                    Stock    Underlying    LTIP     All Other
                              Year Ended     Salary      Bonus   Other     Awards     Options    Payouts   Compensation
Name And Principal Position   March 31,       ($)         ($)     ($)        ($)      SARS (#)     ($)       ($) (1)
---------------------------   ----------   ---------    -------  ------  ----------  ----------  --------  ------------

---------------------------   ----------   ---------    -------  ------  ----------  ----------  --------  ------------

Daniel Lozinsky                  2002         $ 0         $ 0     $ 0        $ 0         0          0       $ 140,250
CEO/Chairman                     2001         $ 0         $ 0     $ 0        $ 0         0          0       $       0
                                 2000         $ 0         $ 0     $ 0        $ 0         0          0       $       0
Arne Dunhem                      2002         $ 0         $ 0     $ 0        $ 0         0          0       $ 195,250
Director                         2001         $ 0         $ 0     $ 0        $ 0         0          0       $       0
                                 2000         $ 0         $ 0     $ 0        $ 0         0          0       $       0
Scott Smith                      2002      $  53,652      $ 0     $ 0        $ 0         0          0       $  80,000
Director & former CEO            2001(2)   $ 218,750      $ 0     $ 0        $ 0         0          0       $       0
                                 2000         $ 0         $ 0     $ 0        $ 0         0          0       $       0
Ken Min (3)                      2002         $ 0         $ 0     $ 0        $ 0         0          0       $       0
                                 2001         $ 0         $ 0     $ 0        $ 0         0          0       $       0
Executive Officer (NeoReach)     2000         $ 0         $ 0     $ 0       $ 0         0          0       $       0

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

(3) Ken Min is an Executive Officer of the wholly owned subsidiary NeoReach, Inc. upon the merger that was consummated on April 23, 2002.

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

                                                     Beneficial
                                                    Ownership (1)
                                                    -------------
                                                        Common           Series A
                                     Common             Stock            Preferred                           Percent of
   Name and Address                   Stock          Options (2)         Stock (3)        Total (4)         Ownership(5)
   ----------------                   -----          -----------         ---------        ---------         ------------
Daniel Lozinsky (6)
3204 Tower Oaks Blvd. #350
Rockville, MD 20852                 6,618,694              --                --           6,618,694            36.77%

Arne Dunhem (7)
3204 Tower Oaks Blvd. #350
Rockville, MD 20852                 2,601,244           210,519              --           2,811,763            15.44%

Ken Min (8)
3204 Tower Oaks Blvd. #350
Rockville, MD 20852                 2,833,156              --                --           2,833,156            15.74%

Scott Smith (9)
1240 Alexandra Blvd
Chrystal Lake, IL 60014               533,455              --                --             533,455             2.96%

Cornell Capital
Partners (10)
101 Hudson Street, Ste 3606
Jersey City, NJ 07302                 764,706              --                --             764,706             4.25%

Dungavel, Inc. (11)
c/o Valdy Administration,
British Colonial Center of
Commerce, One Bay Street,
3rd Floor, P.O. Box N-7115,
Nassau, Bahamas                       333,552              --                --             333,552             1.85%

All Others (12)                     4,317,128         2,996,887            35,378         7,314,192            36.32%

All executive officers and
directors as a group
(4 persons) (13)                   12,586,549           210,519              --          12,797,068            70.27%


        Total                      18,001,935         3,207,406            35,378        21,209,518           100.00%


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

(9)  Includes the following shares owned by Mr. Scott Smith and Mrs. Joann
     Smith: (i) 33,455 shares of Common Stock owned directly by Scott Smith;
     (ii) 500,000 shares of Common Stock owned directly by Joann Smith. Mr. Scott was the President, Chief Executive Officer and Chairman of the Board of Directors of the Company and, as of July 11, 2002, is currently a Executive Vice President of the Company. Joann Smith is the wife of Scott Smith. Their address is 1240 Alexandra Blvd., Crystal Lake, IL 60014.

(10) Cornell Capital Partners, LLP is a New Jersey-based domestic investment fund. They use a variety of funding techniques, including both convertible instruments and equity lines of credit (also known as Private Investments in Public Equities or PIPEs) in making direct investments in small-to-midsized publicly traded companies in emerging markets. Mark A. Angelo is its President. Their address is 101 Hudson St. Suite 3606, Jersey City, NJ 07302. All investment decisions of Cornell Capital Partners are made by its general partner, Yorkville Advisors, LLC. Mark A. Angelo, the managing member of Yorkville Advisors, LLC, makes the investment decisions as a control person on behalf of Yorkville Advisors.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period ended March 31, 2000, Mr. Peter Yollin, a shareholder and officer, the Chairman & CEO of the Company, received advances of $13,000. These secured advances were eliminated as part of winding up the website business.

Mr. Howard Geisler, a former secretary and director of the Company, during the period January 2001 through May 2001 provided our office space on a gratis basis.

The Company sold its investment of 450,706 shares of Popmail.com to meet its financial obligations in the quarter ended September 30, 2000. The shares were "Restricted" under Rule 144. The stock was sold to Stephen C.Wolfe, being an investor and creditor, a related party at the time of the sale, for $74,650. The loss of $425,350 was charged to the Income Statement during the period ended September 30, 2000. $225,353 of the loss was due to market value decline during the holding period. The market value of the stock at the date of sale was $366,156.

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

In February of 2002, Mr. Daniel Lozinsky, the President of the Company loaned the Company a net amount of $44,262 to pay certain creditors at 6% interest due on demand. The officer has waived interest until April 2002.

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

Subsequent to but in connection with the Stock Purchase Agreements, on March 21, 2002, Neoreach, Inc., a Delaware company and Mobilepro entered into an Agreement and Plan of Merger pursuant to which a newly formed, wholly-owned subsidiary of Mobilepro would merge into Neoreach, in a tax-free one-for-one stock exchange transaction. The merger was consummated on April 23, 2002. Mr Daniel Lozinsky and Mr. Arne Dunhem, both members of the Company's Board of Directors, were both significant shareholders and members of the Board of Directors of Neoreach, Inc., holding approximately 32.5% and 18.5% of Neoreach's common stock, respectively.

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

   10.3  Agreement and Plan of Merger dated March 21, 2002, consummated April
         23, 2002, between Neoreach, Inc., a Delaware company and Mobilepro.
         (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on April 5, 2002
         (File No. 002-97869-D)

   10.4 Confidentiality and Non-disclosure Agreement dated April 9, 2002 between NeoReach, Inc. a Delaware corporation and Prime Circuits,
         Inc.

   23.   Consent letter from Bagell, Josephs & Company, L.L.C. CPA, dated
         October 4, 2002


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

Subsequent to the period of this report, the Company filed a Current Report on Form 8-K dated April 5, 2002 with the Securities and Exchange Commission on March 21, 2002. On March 21, 2002, Mobilepro entered into an Agreement and Plan of Merger with NeoReach, Inc., a private Delaware company, pursuant to which a newly-formed, wholly-owned subsidiary of Mobilepro merged into NeoReach in a tax-free transaction. NeoReach is a development stage company designing state of the art modem solutions to support third generation (3G) wireless communications systems. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. On April 23, 2002, the Company issued 12,352,129 shares of its common stock in a one-for-one tax-free stock exchange to the holders of NeoReach's common stock pursuant to the Agreement. This was a cash-less transaction and there were no payments or finder's fees involved. The Board of Directors determined the consideration to be a fair compensation to the NeoReach shareholders. The issuance of the shares were valued at a fair value of $ 6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of our stock at that time. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act. The related parties from both the Company and Neoreach were Messrs. Daniel Lozinsky, Arne Dunhem, Scott Smith and Ken Min. Mr. Daniel Lozinsky who was a controlling stockholder of Mobilepro also owned approximately 32.5% of Neoreach.

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

Date: October 3, 2002               MOBILEPRO CORP.



                                    Bys: /s/  Arne Dunhem
                                        ----------------------------------------
                                              Arne Dunhem
                                              President and Chief Executive
                                                Officer
                                              (Principal executive and financial
                                                officer)

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 /s/ Arne Dunhem
---------------------------          Chief Executive Officer and Chairman
Arne Dunhem                          (Principal executive and financial officer)



/s/ Daniel Lozinsky
---------------------------         Director
Daniel Lozinsky