Form 10QSB/A
period 2002-06-30
MOBILEPRO CORP
filed 2002-10-04
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

Amendment No. 1

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2002

Commission File Number 002-97869-D

MOBILEPRO CORP.
(Exact name of registrant as specified in charter)

DELAWARE	87-0419571
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3204 Tower Oaks Blvd., Suite 350, Rockville, MD	20852
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(301) 230-9125

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
JUNE 30, 2002 AND 2001 (Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

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

In July 2001, the Company changed its name to Mobilepro Corp.

On March 21, 2002, Mobilepro entered into an Agreement and Plan of Merger with NeoReach, Inc., a private Delaware company, pursuant to which a newly-formed, wholly-owned subsidiary of Mobilepro merged into NeoReach in a tax-free transaction. NeoReach is a development stage company designing state of the art modem solutions to support third generation (3G) wireless communications systems The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. On April 23, 2002, the Company issued 12,352,129 shares of its common stock in a one-for-one tax-free stock exchange to the holders of NeoReach’s common stock pursuant to the Agreement. This was a cash-less transaction and there were no payments or finder’s fees involved. The Board of Directors determined the consideration to be a fair compensation to the NeoReach shareholders. The issuance of the shares were valued at a fair value of $ 6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of our stock at that time. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act. The related parties from both the Company and Neoreach were Messrs. Daniel Lozinsky, Arne Dunhem, Scott Smith and Ken Min. Mr. Daniel Lozinsky who was a controlling stockholder of Mobilepro also owned approximately 32.5% of NeoReach.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Common Stock

On April 23, 2002, we issued 12,352,129 shares of our common stock to the holders of NeoReach’s common stock pursuant to an Agreement and Plan of Merger, dated March 21, 2002. A newly formed, wholly-owned subsidiary of Mobilepro merged into NeoReach, in a tax-free one-for-one share exchange transaction. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. The issuance of the shares were valued at a fair value of $ 6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of our stock at that time. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On May 31, 2002, We issued a total of 690,000 shares of its common stock to the following parties: 450,000 shares to INFe, Inc., 150,000 shares to Thomas Richfield, 60,000 shares to Francine Goodman, and 30,000 shares to Triple Crown Consulting. These shares were issued for consulting services regarding the Mobilepro-NeoReach merger. The issuance of the shares were valued at $ 317,400, the fair value of our stock at that time. We believe the value of the services provided were commensurate with the value of the stock issued. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

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

NOTE 5- PATENTS

As of June 30, 2002, we had filed a total of six patent applications which were pending with the U.S. Patent and Trademark Office (PTO) in the area of “Smart Antenna” technology. On April 29, 2002, we announced that two of our six previously filed patents have been allowed which means that they have been or are being issued.

One allowed and awaiting issue notification patent application is “Smart Antenna with Adaptive Convergence Parameter” with PTO Docket #3228-003-64, involves intellectual property that can enhance the performance of conventional smart antenna processing technology if used for 3G wireless communications.

A second allowed and issued patent application is “A Smart Antenna With No Phase Calibration For CDMA Reverse Link” with PTO Docket #3228-004-64, delivers automatic, low-cost improvements to the smart antenna processing technology.

A third allowed and issued patent application is “PN Code Acquisition With Adaptive Antenna Array and Adaptive Threshold for DS-CDMA Wireless Communication” with PTO Docket #3228-002-64, would provide an improvement to the quality of the communications channel.

The remaining three patent applications, currently still under review at the PTO, involve innovations that deliver increased capacity in 3G wireless networks, expansion of the coverage areas, and that maintain high quality of the communication channels. The patent applications include “New Cellular Architecture” with PTO Docket # 3228-001-64, “Direction of Arrival Angel Tracking Algorithm For Smart Antennas” with PTO Docket #3228-005-64, and “Improvement of PN Code Chip Time Tracking with Smart Antenna” with PTO Docket #3228-007-64.

In addition, we also have two other patent applications pending which are referred to as “Wireless Communication System and Method of Providing Wireless Communication Service” with specific descriptions to include “Device and Method for Changing the Orientation and Configuration of a Display of an Electronic Device” and “Electronic Device Having Multiple Service Functionality”. Both of these pending patent applications relate to the business of the Company before the merger with NeoReach.

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

Mobilepro is attempting to develop advanced modem solutions for both the base stations (also called Node-B) and the handsets to capitalize on the approaching 3G wave. The base station solution targets smaller systems called Micro- and Pico Cell base stations. The handset modem solution also targets PDA’s and laptop plug-in cards. They are based on Mobilepro’s own, proprietary technology. Distinguishing design features include a multi-channel base station support and multi-mode handset compatibility with W-CDMA and GSM network standards.

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

The modem features that have already been developed for the base station (Node-B) modem include:

•	Node-B Rake Receiver (4 Channels), functions include Finger Correlator, Channel Estimator & Compensator, Frequency Estimator & Compensator, SIR Measurement, Tracking Loop, Rake Combiner

•	Node-B Symbol Level Processing (Transmitter and Receiver)

•	Node-B Preamble and Traffic Searchers

•	Node-B Transmitter (4 Channels)

•	Completed Functional Tests

•	Voice and Image demonstration platforms

Additional features being developed are:

•	Node-B Rake Receiver (32 Channels)

•	Node-B Transmitter (32 Channels)

•	Node-B Physical Layer Procedure

•	Node-B Physical Layer Measurements

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

NeoReach intends to use third-party manufacturing for its products. Because of this approach, the Company does not expect to make any significant purchase of plants or equipment. The Company has initiated some preliminary discussions with contract manufacturers for product development, prototyping and production agreements for its planned ASIC chips and modems systems. None of these agreements have been finalized as of this date and no assurances can be given that any agreements will be forthcoming.

The RF-CMOS chip is a highly complex and integrated complete receiver and transmitter system, also called a transceiver, for a handset or other user devices such as PDA’s and laptops and for the smaller Pico-Cell base stations. The various handsets in existence today has a radio frequency transceiver built with many individual components such as integrated circuits, transistors, capacitors, resistors, and coils. Most of these various components with be integrated into the single RF-CMOS chip of a size approximately 1/4 inch by 1/4 inch. The RF-CMOS chip is initially intended for the W-CDMA and GSM standards.

NeoReach has signed an MOU with RF Microelectronics Laboratory, part of the Information and Communications University (ICU) of the Republic of Korea to cooperate in research, particularly in RF-CMOS ASICs development for RF transceiver of the 3G W-CDMA standard. This specific ASIC chipset, which will support the W-CDMA standard, is also a required component in the consumer handsets and base stations managed by the mobile operators to support 3G wireless services. This co-development initiative has the potential to expand the NeoReach product suite beyond the Company’s modem solutions currently in development and testing.

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

The Company will need additional financing and may use a private placement offering or debt financing to raise such additional funds, to be used for the following:

•	Investment in laboratory facilities including test and simulation equipment;

•	Acquisition or licensing of certain intellectual property related to the development of modems and communications semiconductor and component technology;

•	Pay-down certain debt, such as a convertible debenture from Cornell Capital. We intend to pay-off debt owed to Mr. Daniel Lozinsky, a Director, and Mr. Arne Dunhem, an officer and Director, during 2003; and

•	General working capital purposes.

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

On August 6, 2002, the Company announced that it has signed a Memorandum of Understanding (MOU) with the RF Microelectronics Laboratory (RFME Lab) at the Information and Communications University in South Korea to cooperate in research, particularly in RF-CMOS ASICs development for RF transceiver of the 3G W-CDMA standard. Under the MOU, engineering teams from NeoReach and RFME Lab will devote joint research and design expertise, staffing, facilities resources, project management, and testing for the development of an RF CMOS — a radio frequency ASIC chipset. This specific chipset, which will support the W-CDMA standard, is also a required component in the consumer handsets and base stations managed by the mobile operators to support 3G wireless services. This co-development initiative has the potential to expand the NeoReach product suite beyond the Company’s modem solutions currently in development and testing

PART II OTHER INFORMATION

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

2.1	Articles of Merger of CraftClick.com, Inc. (a Utah corporation) and CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726))

2.2	Plan of Merger of CraftClick.com, Inc. (a Utah corporation) with and into CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726))

2.3	Agreement and Plan of Merger dated as of June 1, 2001, between CraftClick.Com, Inc. a Delaware corporation, and Mobilepro Corp., a Delaware corporation, (incorporated by reference to the Company’s Form 8-K Current Report as filed with the Securities and Exchange Commission on June 20, 2001 (File No. 002-97869-D))

2.4	Agreement and Plan of Merger dated March 21, 2002, consummated April 23, 2002, between NeoReach, Inc., a Delaware company and Mobilepro. (incorporated by reference to the Company’s Form 8-K Current Report as filed with the Securities and Exchange Commission on April 5, 2002 (File No. 002-97869-D)

3.1	Certificate of Incorporation of CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726))

3.2	By-Laws of CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726))

3.3	Certificate of Amendment of Certificate of Incorporation of Mobilepro Corp. (a Delaware corporation) (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on December 4, 2001 (File No. 333-74492))

4.1	2001 Performance Equity Plan (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726))
4.2	2001 Equity Performance Plan (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on December 4, 2001 (File No. 333-74492))
10.1	Stock Purchase Agreement dated February 19, 2002 with Mr. Daniel Lozinsky and Dungavel, Inc., and another Stock Purchase Agreement dated February 19, 2002 with Mr. Daniel Lozinsky, Ms. Joann Smith and Mr. Scott Smith. (incorporated by reference to the Company’s Form 8-K Current Report as filed with the Securities and Exchange Commission on March 6, 2002 (File No. 002-97869-D))

10.2	Memorandum of Understanding between Neoreach, Inc., and RF Microelectronics Laboratory dated July 31, 2002 for opportunities to cooperate in research, particularly in RF-CMOS ASICs development for RF transceiver of 3G W-CDMA standard. The ASICs will be fabricated in CMOS processes.

b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated April 5, 2002 with the Securities and Exchange Commission on March 21, 2002, consummated April 23, 2002. On March 21, 2002, NeoReach, Inc., a Delaware

company and Mobilepro entered into an Agreement and Plan of Merger pursuant to which a newly formed, wholly-owned subsidiary of Mobilepro would merge into NeoReach, in a tax-free transaction. The merger was effective on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. Prior to the merger, Mr. Daniel Lozinsky who was a controlling stockholder of Mobilepro also owned approximately 32.5% of NeoReach.

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

MobilePro Corp.

By	/s/ Arne Dunhem Arne Dunhem, President and Chief Executive Officer (Principal executive and financial officer)

Date	October 2, 2002