Form 10QSB
period 2002-09-30
MOBILEPRO CORP
filed 2002-11-21
CIK 769592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                       COMMISSION FILE NUMBER 002-97869-D

                                 MOBILEPRO CORP.
               (Exact name of registrant as specified in charter)

             DELAWARE                                       87-0419571
             --------                                       ----------
      (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                   Identification No.)

3204 TOWER OAKS BLVD., SUITE 350, ROCKVILLE, MD               20852
-----------------------------------------------               -----
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        (301) 230-9125
                                                           -------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X      No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 20, 2002, the Company had outstanding 19,516,788 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS


ITEM NUMBER AND CAPTION                                                     PAGE

PART I

  ITEM 1.  FINANCIAL STATEMENTS                                             3
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS             6
  ITEM 2.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS                   12

PART II

  ITEM 1.  LEGAL PROCEEDINGS                                                17
  ITEM 2.  CHANGES IN SECURITIES                                            17
  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  11
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              17
  ITEM 5.  OTHER INFORMATION                                                17
  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 19

ITEM 1. FINANCIAL STATEMENTS


                         MOBILEPRO CORP. AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                             SEPTEMBER 30,              MARCH 31,
                                                 2002                     2002
                                              (UNAUDITED)               (AUDITED)
                                            ----------------         ----------------
CURRENT ASSETS

  Cash and cash equivalents                       $   1,778                    $ 154
  Prepaid expenses                                   57,500                        -
                                            ----------------         ----------------

    TOTAL CURRENT ASSETS                             59,278                      154

  Fixed assets, net of depreciation                  46,821                        -
                                            ----------------         ----------------

TOTAL ASSETS                                      $ 106,099                    $ 154
                                            ================         ================

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                       SEPTEMBER 30,        MARCH 31,
                                                                            2002              2002
                                                                        (UNAUDITED)         (AUDITED)
                                                                      -----------------  ----------------
LIABILITIES
Current Liabilities:
   Due to officer                                                        $     307,263      $     44,262
   Short-term debt                                                             187,000            75,000
   Accounts payable and accrued expenses                                     1,007,469           187,663
                                                                      -----------------  ----------------

      TOTAL CURRENT LIABILITIES                                              1,501,732           306,925
                                                                      -----------------  ----------------

LONG-TERM DEBT                                                                 350,000                 -
                                                                      -----------------  ----------------

TOTAL LIABILITIES                                                            1,851,732           306,925
                                                                      -----------------  ----------------

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value, authorized
     5,000,000 shares, and 35,425 shares
     issued and outstanding at September 30, 2002 and March 31,
     2002, respectively                                                             35                35
   Common stock, $.001 par value, authorized 50,000,000
     shares at September 30, 2002 and March 31, 2002, and
     19,516,788 and 4,175,492 shares issued and
     outstanding, respectively                                                  19,517             4,176
   Additional paid-in capital                                                4,189,608         3,596,613
   Deficit accumulated during development stage                             (5,954,793)       (3,907,595)
                                                                      -----------------  ----------------

      TOTAL STOCKHOLDERS' EQUITY                                            (1,745,633)         (306,771)
                                                                      -----------------  ----------------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $     106,099      $        154
                                                                      =================  ================

   The accompanying notes are and integral part of the condensed consolidated financial statements.

                         MOBILEPRO CORP. AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)



                                                        SIX MONTHS ENDED                THREE MONTHS ENDED           CUMULATIVE
                                                  SEPTEMBER 30,     SEPTEMBER 30,  SEPTEMBER 30,    SEPTEMBER 30,   TOTALS SINCE
                                                      2002              2001           2002             2001         INCEPTION
                                                      ----              ----           ----             ----         ---------
OPERATING REVENUES
  Revenue                                           $          -      $  299,994       $        -      $        -      $          -

COST OF SALES                                                  -               -                -               -                 -
                                                 ----------------   ------------- ----------------  -------------- -----------------

GROSS PROFIT                                                   -         299,994                -               -                 -
                                                 ----------------   ------------- ----------------  -------------- -----------------

OPERATING EXPENSES
   Professional fees and compensation expenses         1,870,172         685,114          691,213         270,059         1,870,172
   Advertising and marketing expenses                      2,430           1,346              745           1,038             2,430
   Research and development costs                          4,996         104,737              500          41,898             4,996
   General and administrative expenses                    36,679          47,641           10,527          36,075         4,192,991
   Office rent and expenses                               64,015          98,176           25,578          61,610            64,015
   Travel and meals expenses                              12,472          50,065            4,763          16,351            12,472
    Depreciation and amortization                          8,000           6,000            4,000           2,187             8,000
                                                 ----------------   ------------- ----------------  -------------- -----------------
       TOTAL OPERATING EXPENSES                        1,998,764         993,079          737,326         429,218         6,155,076
                                                 ----------------   ------------- ----------------  -------------- -----------------

NET LOSS BEFORE OTHER INCOME (EXPENSE)                (1,998,764)       (693,085)        (737,326)       (429,218)       (6,155,076)

OTHER INCOME (EXPENSE)
   Forgiveness of debt                                         -               -                -               -           276,738
   Interest expense                                            -               -                -               -              (469)
   Other expense                                         (48,434)              -            1,794               -           (76,042)
   Interest income                                             -           1,334                -               -                56
                                                 ----------------   ------------- ----------------  -------------- -----------------
       TOTAL OTHER INCOME (EXPENSE)                      (48,434)          1,334            1,794               -           200,283
                                                 ----------------   ------------- ----------------  -------------- -----------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES            (2,047,198)       (691,751)        (735,532)       (429,218)       (5,954,793)
PROVISION FOR INCOME TAXES                                     -               -                -               -                 -
                                                 ----------------   ------------- ----------------  -------------- -----------------

NET LOSS APPLICABLE TO COMMON SHARES                $ (2,047,198)     $ (691,751)      $ (735,532)     $ (429,218)     $ (5,954,793)
                                                 ================   ============= ================  ============== =================

NET LOSS PER BASIC AND DILUTED SHARES               $   (0.12920)     $ (0.14330)      $ (0.03916)     $ (0.08891)
                                                 ================   ============= ================  ==============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                15,844,642       4,827,421       18,784,163       4,827,421
                                                 ================   ============= ================  ==============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                         MOBILEPRO CORP. AND SUBSIDIARY
                        (FORMERLY CRAFTCLICK.COM, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)


                                                                                                 CUMULATIVE
                                                                                                TOTALS SINCE
                                                                 2002             2001           INCEPTION
                                                            ---------------   --------------   ---------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                    $(2,047,198)       $(814,080)     $ (5,954,793)
                                                            ---------------   --------------   ---------------
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     USED IN OPERATING ACTIVITIES:
     Forgiveness of debt                                                 -                -          (276,738)
     Depreciation                                                    8,000                -             8,000
     Common stock issued for services                            1,208,253          639,660         4,429,912

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) in accounts receivable                                   -                -                 -
     (Increase) in inventory                                             -                -                 -
     (Increase) in prepaid expenses and other assets               (57,500)          (1,900)          (57,500)
     Increase in accounts payable and
       and accrued expenses                                        265,068           74,530           788,804
                                                            ---------------   --------------   ---------------
     Total adjustments                                           1,423,821          712,290         4,892,478
                                                            ---------------   --------------   ---------------

     NET CASH (USED IN) OPERATING ACTIVITIES                      (623,377)        (101,790)       (1,062,315)
                                                            ---------------   --------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in amounts due to related parties                      263,001                -           263,001
   Acquisitions of fixed assets                                          -             (299)                -
                                                            ---------------   --------------   ---------------
                                                                                                            -
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          263,001             (299)          263,001
                                                            ---------------   --------------   ---------------

                                                                                                    CUMULATIVE
                                                                                                   TOTALS SINCE
                                                                    2002             2001           INCEPTION
                                                                --------------   --------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from common stock issuances                          $         -         $      -        $      100
    Proceeds from borrowings, net                                           -                -           394,730
    Change in officer loan, net                                             -                -            44,262
    Net proceeds from issuance of notes payable                       362,000          114,516           362,000
                                                                --------------   --------------   ---------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                      362,000          114,516           801,092
                                                                --------------   --------------   ---------------

NET INCREASE IN
    CASH AND CASH EQUIVALENTS                                           1,624           12,427             1,778

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                   154               66               154
                                                                --------------   --------------   ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $ 1,778         $ 12,493        $    1,932
                                                                ==============   ==============   ===============



SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:
    Issuance of common stock for:

       Services                                                   $ 1,208,253         $639,660        $4,429,912
                                                                ==============   ==============   ===============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          MOBILEPRO CORP AND SUBSIDIARY
                            (FORMERLY CRAFTCLICK.COM)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)


NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the March 31, 2002 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

INCOME TAXES

Effective July 14, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (the Statement), Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of September 30, 2002 is $0 due to the valuation allowance established as described in Note 3.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.


ADVERTISING COSTS

The Company expenses the costs associated with advertising as incurred. Advertising and promotional expenses were approximately $2,430 and $1,346 for the six months ended September 30, 2002 and 2001, respectively.

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments. Furniture and equipment consist of the following at September 30, 2002:

Office Furniture and Computer Equipment                      3 to 5 Years

There was $8,000 and $0 charged to operations for depreciation expense for the six months ended September 30, 2002 and 2001, respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                   2002             2001
                                               ------------     ------------

Net Loss                                       $ (2,079,198)    $   (691,751)

Weighted-average common shares outstanding
  Basic                                          15,844,642        4,827,421

Weighted-average common shares equivalents:
  Stock Options                                           -                -
  Warrants                                                -                -

Weighted-average common shares outstanding
(Diluted)                                        15,844,642        4,827,421
                                               ============     ============


Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

RECLASSIFICATIONS

Certain amounts for the six months ended September 30, 2001 have been reclassified to conform with the presentation of the September 30, 2002 amounts. The reclassifications have no effect on net income for the six months ended September 30, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 as amended by SFAS No. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, we have not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, we do not expect adoption of the new standard to have a material effect on our consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances, and is effective during the first quarter of fiscal year 2001. SAB 101 is not expected to have a material effect on our consolidated results of operations, financial position and cash flows.

On March 16, 2000, the Emerging Issues Task Force issued EITF 99-19 "Recording Revenue as a Principal versus Net as an Agent" which addresses the issue of how and when revenues should be recognized on a Gross or Net method as the title implies. The emerging Issues Task Force has not reached a consensus but sites SEC Staff Accounting Bulletin 101. EITF 99-19 does not affect our consolidated financial statements.

On July 20, 2000, the Emerging Issues Task Force issued EITF 00-14 "Accounting For Certain Sales Incentives" which establishes accounting and reporting requirements for sales incentives such as discounts, coupons, rebates and free products or services. Generally, reductions in or refunds of a selling price should be classified as a reduction in revenue. For SEC registrants, the implementation date is the beginning of the fourth quarter after the registrant's fiscal year end December 15, 1999. EITF 00-14 does not affect our consolidated financial statements.

In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement does not affect our consolidated financial statements.

NOTE 3-           GOING CONCERN

As shown in the accompanying condensed consolidated financial statements the Company has sustained substantial net operating losses for the year ended March 31, 2002 and the period September 30, 2002 and periods prior. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.

Management has received a commitment from Cornell Capital Partners, L.P. to provide the Company with up to $10 million in financing under certain conditions.

Additionally, assuming that the Company receives the full $10 million from Cornell Capital, the Company believes that that amount will be sufficient enough to implement NeoReach, Inc. its subsidiary's Plan over the next two years.


NOTE 4-           STOCKHOLDERS DEFICIT

The following details the stock transactions for the period April 1, 2002 through September 30, 2002.

COMMON STOCK

On April 23, 2002, we issued 12,352,129 shares of our common stock to the holders of NeoReach's common stock pursuant to an Agreement and Plan of Merger, dated March 21, 2002. A newly formed, wholly-owned subsidiary of Mobilepro merged into NeoReach, in a tax-free one-for-one share exchange transaction. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. The issuance of the shares were valued at a fair value of $6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of our stock at that time. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On May 31, 2002, e issued a total of 690,000 shares of its common stock to the following parties: 450,000 shares to INFe, Inc., 150,000 shares to Thomas Richfield, 60,000 shares to Francine Goodman, and 30,000 shares to Triple Crown Consulting. These shares were issued for consulting services regarding the Mobilepro-NeoReach merger. The issuance of the shares were valued at $ 317,400, the fair value of our stock at that time. We believe the value of the services provided were commensurate with the value of the stock issued. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

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

On July 18, 2002, we issued a total of 305,000 shares of our common stock to various parties. 160,000 shares of our restricted common stock were issued to Daniel Lozinsky, a director of the Corporation, in a private sale for an aggregate cash consideration of $39,000 based on a Board Resolution as of July 17, 2002. In addition, we also issued 20,000 shares of common stock under the 2001 Equity Performance Plan and 100,000 restricted common stock as compensation to Mark Johnson for various Merger and Acquisition related services and associated back office services in accordance with a Consulting Agreement dated July 17, 2002. We also issued 25,000 shares of restricted common stock as compensation to M. Johnson & Associates, Inc. for certain services in accordance with an Investor Relations Agreement dated July 17, 2002. The issuance of the shares was valued at $65,250, the fair value of our stock at that time. We believe the value of the services provided were commensurate with the value of the stock issued. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On July 26, 2002, we issued a total of 500,000 shares of our restricted common stock to Capital Research Group, Inc. for certain investor relations consulting services in accordance with a Consulting Services Agreement dated July 25, 2002. The issuance of the shares was valued at $220,000, the fair value of our stock at that time. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On September 4, 2002, we issued a total of 709,853 of our common stock to various parties. 100,000 shares were issued to Hee Han Bang, a non-affiliated and accredited/sophisticated investor in a private sale for an aggregate cash consideration of $25,000. These shares were issued at $0.25 per share based on a Board Resolution fixing the value of the securities on and as of August 09, 2002. 150,000 shares of our common stock were issued to Daniel Lozinsky, a director of the Corporation, in a private sale for an aggregate cash consideration of $15,000. These shares were issued based on a Board Resolution as of August 20, 2002. We issued a total of 209,853 shares of our common stock to shares to INFe, Inc. based on a Board Resolution as of August 19, 2002. These shares were issued for consulting services in connection with the Mobilepro NeoReach merger and a Reverse Merger Engagement Agreement dated January 11, 2002 between NeoReach, Inc. and INFe, Inc. The issuance of the shares was valued at $62,956, the fair value of our stock at that time. We also granted a total of 250,000 shares of our restricted common stock to Parag Sheth, an executive of the Corporation. Parag Sheth was granted 150,000 shares of our restricted common stock for forgiving a total of $15,000.00 in salary corresponding to a price of $0.10 per share and he was also granted 100,000 shares of our restricted common stock as an inducement for providing services for the Corporation. These shares were issued based on a Board Resolution as of August 20, 2002 and the issuance of the shares was valued at $25,000. We believe the value of the services provided were commensurate with the value of the stock issued. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.


NOTE 5-           PATENTS

As of September 30, 2002, we had filed a total of six patent applications which were pending with the U.S. Patent and Trademark Office (PTO) in the area of "Smart Antenna" technology. On April 29, 2002, we announced that two of our six previously filed patents have been allowed which means that they have been or are being issued.

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

The Company with which NeoReach merged into April of 2002 was first organized in June 1988 as Bud Corp. Bud Corp. changed its name to Tecon, Inc. in July 1992, then to Buyit.com, Inc. in May 1999 to CraftClick.com, Inc. on January 4, 2000, and finally to Mobilepro Corp. on July 9, 2001. Mobilepro's previous business strategy and focus was to position itself as a provider of wireless business solutions for the mobile business professional workforce and the Company intended to develop complete mobile information solutions that include products and services such as wireless handheld devices and Web based enterprise applications. Due to the lack of adequate funding and the lack of generating any sales, MobilePro was not able to execute its plan.

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

Mobilepro is attempting to develop advanced modem solutions for both the base stations (also called Node-B) and the handsets to capitalize on the approaching 3G wave. The base station solution targets smaller systems called Micro- and Pico Cell base stations. The handset modem solution also targets PDA's and laptop plug-in cards. They will be based on Mobilepro's own, proprietary technology. Distinguishing design features will include a multi-channel base station support and multi-mode handset compatibility with W-CDMA and GSM network standards.

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

Additional features being developed are:

o    Node-B Rake Receiver (32 Channels)
o    Node-B Transmitter (32 Channels)
o    Node-B Physical Layer Procedure
o    Node-B Physical Layer Measurements

Mobilepro has filed six patent applications for its W-CDMA smart antenna processing approaches and will pursue other patents to protect its intellectual property rights in various chief modem design and implementation areas. Product research and design was initiated in 2000. A co-development contract with a customer during 2001 provided important, co-development technical resources and expertise during the critical design phase. We believe that the four-channel version of the base station modem will be available for evaluation during the fourth quarter 2002 with commercial ASIC multi-channel modems mid/end 2003. ASIC means an Application Specific Integrated Circuit, i.e. a semiconductor chip that will be designed and developed by the Company but will be manufactured under an out-source agreement with a plant most likely in Taiwan. This is also called Fab-less manufacturing of a semiconductor chip. The handset ASIC modem is planned for end 2003 market availability. NeoReach also intends to develop and provide the complete radio frequency transceiver as a semiconductor chip, the RF-CMOS chip.

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

Mobilepro believes it can be successful in the 3G wireless modem market for two key reasons: 1) capitalizing on an early-to-market advantage with advanced capabilities; and, 2) maintaining narrowly focused product and market strategy on its two core solutions. We believe that other vendors must rationalize 3G development, sales and marketing resources among a larger product line and among an installed base of customers utilizing other products for which upgrades are expected and required.

We have many competitors, many of whom are well-recognized brand names and are well financed. Qualcomm is the leading provider of wireless modem technology, marketing a wide variety of products worldwide. Qualcomm products were initially designed for the CDMA standard and only recently has the company announced it will now also build to the W-CDMA standard. Other companies developing modems include Nokia, Ericsson, Siemens, Motorola and Samsung. A large number of smaller companies around the world specialize in various niche technologies addressing the wireless market to include the modems for the handsets. These include PrairieComm and InterDigital in the U.S., Yozan in Japan, Sierra Wireless in Canada and Xircom in Germany. We may not be able to overcome the strengths of our competitors.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

OVERALL OPERATING RESULTS:

We had no revenues for the quarter ended September 30, 2002.

Our operating expenses for the quarter ended September 30, 2002 were approximately $769,236. Our primary expense was incurred for Professional fees and compensation expenses of $723,213 compared with $270,059 for the three months ended September 30, 2001. Of this amount, $405,206 of common stock in lieu of cash was issued in connection with consulting fees and expenses for services rendered as a part of the reverse triangular merger with NeoReach and the establishment of the equity line of credit with Cornell Capital. These consulting fees and expenses are not anticipated to be recurring. Approximately $300,000 in expenses was for on-going compensation expenses.

OPERATING LOSSES

Our net operating loss for the quarter ended September 30, 2002 was approximately $1,745,633. These losses were incurred primarily as a result of the aforementioned incurred expenses.

We have accumulated approximately $5,954,793 of net operating loss carryforwards as of September 30, 2002, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards is offset by a valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2002, we had a total Stockholders' Deficit of approximately $1,745,633 and do not currently have any revenues, liquidity or capital resources as we move forward with our business plan and our independent auditors have issued an audit opinion as of March 31, 2002 that raises substantial doubt as to our ability to continue as a going concern. We will need additional financing in order to implement our business plan and continue business. The traditional markets for raising capital have become extremely more difficult in the last year due to a depressed economy, large well-known business failures and the events of September 11, 2001.

The Company will need additional financing and may use a private placement offering or debt financing to raise such additional funds, to be used for the following:

- Investment in laboratory facilities including test and simulation equipment;
- Acquisition or licensing of certain intellectual property related to the development of modems and communications semiconductor and component technology;
- Pay-down certain debt, such as a convertible debenture from Cornell Capital. We intend to pay-off debt owed to Mr. Daniel Lozinsky, a Director, and Mr. Arne Dunhem, an officer and Director, during 2003; and
-    General working capital purposes.

We are in the process of establishing a source for additional financing and we cannot give any assurances that we will be able to secure any financing.

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

RECENT EVENTS

On July 18, 2002, the Company issued a total of 160,000 shares of its common stock for the forgiveness of $39,000 of advances from an officer of the Company. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On July 18, 2002, the Company issued a total of 645,000 shares of its common stock for consulting services to be performed. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On August 6, 2002, the Company announced that it has signed a Memorandum of Understanding (MOU) with the RF Microelectronics Laboratory (RFME Lab) at the Information and Communications University in South Korea to cooperate in research, particularly in RF-CMOS ASICs development for RF transceiver of the 3G W-CDMA standard. Under the MOU, engineering teams from NeoReach and RFME Lab will devote joint research and design expertise, staffing, facilities resources, project management, and testing for the development of an RF CMOS -- a radio frequency ASIC chipset. This specific chipset, which will support the W-CDMA standard, is also a required component in the consumer handsets and base stations managed by the mobile operators to support 3G wireless services. This co-development initiative has the potential to expand the NeoReach product suite beyond the Company's modem solutions currently in development and testing

ITEM 3. CONTROLS AND PROCEDURES

     As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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

In addition, on May 31, 2002, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued and sold $250,000 of convertible debentures (the "Debentures"). The Debentures accrue interest at the rate of four percent per year. The Debentures must be repaid two years following their issuance or, at the Company's election, converted into shares of Common Stock. In addition, at any time, the holders of the Debentures may elect to convert their debt into Common Stock. If, at the time of conversion, the Common Stock is listed on the Nasdaq Bulletin Board System, Nasdaq SmallCap Market, or American Stock Exchange, the conversion price will be 120% of the closing bid price or an amount equal to eighty percent of the average of the four lowest closing bid prices of the common stock for the five trading days immediately preceding the conversion date. If, at the time of conversion, the Common Stock is not listed on any of the foregoing markets, the conversion price will be 80% of the closing bid price of the Common Stock as furnished by the National Association of Securities Dealers, Inc. The Debentures also provide the Company with certain redemption rights which, if exercised, will require the Company to issue Common Stock warrants to the Debenture holders. Holders of the Debentures have certain registration rights with respect to the resale of shares of Common Stock received upon any conversion of the Debentures. As of August 15, 2002, the Debentures can be converted into 1,041,667 shares of the Company's common stock.

On July 18, 2002, we issued a total of 305,000 shares of our common stock to various parties. 160,000 shares of our restricted common stock were issued to Daniel Lozinsky, a director of the Corporation, in a private sale for an aggregate cash consideration of $39,000 based on a Board Resolution as of July 17, 2002. In addition, we also issued 20,000 shares of common stock under the 2001 Equity Performance Plan and 100,000 restricted common stock as compensation to Mark Johnson for various Merger and Acquisition related services and associated back office services in accordance with a Consulting Agreement dated July 17, 2002. We also issued 25,000 shares of restricted common stock as compensation to M. Johnson & Associates, Inc. for certain services in accordance with an Investor Relations Agreement dated July 17, 2002. The issuance of the shares was valued at $65,250, the fair value of our stock at that time. We believe the value of the services provided were commensurate with the value of the stock issued. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On July 26, 2002, we issued a total of 500,000 shares of our restricted common stock to Capital Research Group, Inc. for certain investor relations consulting services in accordance with a Consulting Services Agreement dated July 25, 2002. The issuance of the shares was valued at $220,000, the fair value of our stock at that time. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On September 9, 2002, we issued a total of 709,853 of our common stock to various parties. 100,000 shares were issued to Hee Han Bang, a non-affiliated and accredited/sophisticated investor in a private sale for an aggregate cash consideration of $25,000. These shares were issued at $0.25 per share based on a Board Resolution fixing the value of the securities on and as of August 09, 2002. 150,000 shares of our common stock were issued to Daniel Lozinsky, a director of the Corporation, in a private sale for an aggregate cash consideration of $15,000. These shares were issued based on a Board Resolution as of August 20, 2002. We issued a total of 209,853 shares of our common stock to shares to INFe, Inc. based on a Board Resolution as of August 19, 2002. These shares were issued for consulting services in connection with the Mobilepro NeoReach merger and a Reverse Merger Engagement Agreement dated January 11, 2002 between NeoReach, Inc. and INFe, Inc. The issuance of the shares was valued at $62,956, the fair value of our stock at that time. We also granted a total of 250,000 shares of our restricted common stock to Parag Sheth, an executive of the Corporation. Parag Sheth was granted 150,000 shares of our restricted common stock for forgiving a total of $15,000.00 in salary corresponding to a price of $0.10 per share and he was also granted 100,000 shares of our restricted common stock as an inducement for providing services for the Corporation. These shares were issued based on a Board Resolution as of August 20, 2002 and the issuance of the shares was valued at $25,000. We believe the value of the services provided were commensurate with the value of the stock issued. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibits

     2.1 Articles of Merger of CraftClick.com, Inc. (a Utah corporation) and CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726))

     2.2 Plan of Merger of CraftClick.com, Inc. (a Utah corporation) with and into CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726))

     2.3 Agreement and Plan of Merger dated as of June 1, 2001, between CraftClick.Com, Inc. a Delaware corporation, and Mobilepro Corp., a Delaware corporation, (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on June 20, 2001 (File No. 002-97869-D))

     2.4 Agreement and Plan of Merger dated March 21, 2002, consummated April 23, 2002, between NeoReach, Inc., a Delaware company and Mobilepro. (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on April 5, 2002 (File No. 002-97869-D)

     3.1 Certificate of Incorporation of CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726))

     3.2 By-Laws of CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726))

     3.3 Certificate of Amendment of Certificate of Incorporation of Mobilepro Corp. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on December 4, 2001 (File No. 333-74492))

     4.1 2001 Performance Equity Plan (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726))

     4.2 2001 Equity Performance Plan (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on December 4, 2001 (File No. 333-74492))

     10.1 Stock Purchase Agreement dated February 19, 2002 with Mr. Daniel Lozinsky and Dungavel, Inc., and another Stock Purchase Agreement dated February 19, 2002 with Mr. Daniel Lozinsky, Ms. Joann Smith and Mr. Scott Smith. (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on March 6, 2002 (File No. 002-97869-D))

     10.2 Memorandum of Understanding between Neoreach, Inc., and RF Microelectronics Laboratory dated July 31, 2002 for opportunities to cooperate in research, particularly in RF-CMOS ASICs development for RF transceiver of 3G W-CDMA standard. The ASICs will be fabricated in CMOS processes. (incorporated by reference to the Company's Form 10QSB/A Quarterly Report as filed with the Securities and Exchange Commission on October 4, 2002 (File No. 002-97869-D))

     99.1 Certification by Arne Dunhem, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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


                            MobilePro Corp.

                            By    /s/  Arne Dunhem
                                  ------------------------------
                                  Arne Dunhem,
                                  President and Chief Executive Officer
                                  (Principal executive and financial officer)

                             Date November 20, 2002




                                  CERTIFICATION

I, Arne Dunhem, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Mobilepro Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November  20,  2002

/s/ Arne Dunhem
Arne Dunhem
Chief Executive Officer
Chief Financial Officer