Form 10KSB/A
period 2002-03-31
MOBILEPRO CORP
filed 2002-12-12
CIK 769592

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 KSB

                                 Amendment No. 2

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. { }

State issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of December 9, 2002, the aggregate market price of the voting stock held by non-affiliates was approximately $1,104,592.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 9, 2002, the Company had outstanding 19,516,788 shares of its common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check one):  Yes ___  No _X_

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                                   PAGE
----------------------------------------------------------------------------------------------


PART I.......................................................................................4

   ITEM 1.  DESCRIPTION OF BUSINESS..........................................................4
     BUSINESS................................................................................4
     CORPORATE HISTORY.......................................................................6
     BUSINESS STRATEGY BEFORE THE MOBILEPRO MERGER...........................................7
     BUSINESS STRATEGY AFTER THE MOBILEPRO MERGER AND BEFORE THE NEOREACH MERGER.............7
     BUSINESS STRATEGY AFTER THE NEOREACH MERGER.............................................8
     MARKET/INDUSTRY PROJECTIONS.............................................................9
     FINANCIAL FUNDING NEEDS AND USE OF FUNDS...............................................10
     PRODUCTS AND SERVICES..................................................................10
     MARKETING AND COMPETITION..............................................................11
     RESEACH AND DEVELOPMENT................................................................11
     INTELLECTUAL PROPERTY..................................................................12
     GOVERNMENT APPROVALS...................................................................12
     RECENT DEVELOPMENTS....................................................................12
   ITEM 2.  DESCRIPTION OF PROPERTY.........................................................13
   ITEM 3.  LEGAL PROCEEDINGS...............................................................13
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................13

PART II.....................................................................................15

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................15
     MARKET FOR COMMON STOCK................................................................15
     TRANSFER AGENT.........................................................................15
     DIVIDEND POLICY........................................................................16
     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.....................16
     RECENT SALES OF SECURITIES.............................................................17
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......................21
     FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION.................................21
     LIQUIDITY AND CAPITAL RESOURCES........................................................22
     NEW ACCOUNTING PRONOUNCEMENTS..........................................................22
     INFLATION..............................................................................22
     PLAN OF OPERATION......................................................................22
     EMPLOYEES..............................................................................24
     FORWARD-LOOKING INFORMATION............................................................24
   ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................29
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
   FINANCIAL DISCLOSURE.....................................................................47

PART III....................................................................................47

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT........................................47
     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE................................49
   ITEM 10.    EXECUTIVE COMPENSATION.......................................................50
     COMPENSATION OF DIRECTORS..............................................................51
     OTHER COMPENSATION ARRANGEMENTS........................................................51
   ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............51
     PRINCIPAL STOCKHOLDERS.................................................................51
   ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................53
     INVESTORS RIGHTS AGREEMENT.............................................................54
     NEOREACH PURCHASE AGREEMENT............................................................55
   ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.............................................55
     a) Exhibits............................................................................55
     b) Reports on Form 8-K.................................................................56

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

The Business Background

The generation of digital wireless networks primarily in use today for cell phone services is often referred to as the second generation ("2G") services. The services are primarily for voice services and for some limited low-speed data transmission services. The features of the third generation ("3G") wireless technology far surpass the 2G services and include voice and data services, access to high-speed Internet and intranet applications, such as corporate private data networks, interactive e-mail and data exchange, full motion video transmission e.g. video movies or video conferences - all delivered to a mobile device such as a cellular phone, Personal Digital Assistant ("PDA") or laptop computer, and global roaming of all the features, i.e. the services can be used in many different countries around the world. We believe that the demand for wireless networks supporting faster information-rich applications will increase, pushing the wireless communications industry toward a generation of services that are expected to result in higher productivity, greater transmission speed and seamless access around the world.

The current 2G wireless networks are based on different communications standards with the Global System for Mobile Communication ("GSM") being the most widely adopted standard. That standard has also been adopted in the United States by larger wireless networks such as AT&T Wireless and T-Mobile. The U.S. company Qualcomm has developed an alternative standard called Code Division Multiple Access ("CDMA"). CDMA networks exist primarily in the United States, Korea and some countries in South America.

The various 3G wireless networks being built around the world are based on primarily two different network standards: Wideband - Code Division Multiple Access ("W-CDMA") that is an extension of the widely adopted GSM standard and CDMA2000 that is an extension of the CDMA standard. The selection of a network standard by different operators in different countries depends largely on government policies regarding spectrum availability and licensing conditions. As a result we expect that 3G services will be adopted at at different rates in different regions of the world. Europe and Japan have network operators with systems that are based on W-CDMA while operators in the United States and Korea will deploy systems that are based on both 3G standards. Wireless operators in Europe, Japan and Korea have recently started to roll out 3G services, while operators in the United States are expected to begin to roll out true nation-wide 3G services in late 2003 or 2004.

A wireless network consists of three major elements; first, the user equipment, i.e. the handheld device that could be a cell phone, also called a handset, PDA or a wireless laptop computer; second, the radio access network, i.e. all the base stations with transmit and receive equipment and transmit towers to provide network coverage; and the core network, that includes the telephone and data switches for connection of the calls, the computer systems to control the operation of the network, and the billing and support of the customers using the networks.

To provide a complete 3G network across a typical geographical area, three types of base stations are normally deployed: those that provide a signal over a very large area, such as a whole city, those that provide a signal over a medium size area, such as one community in a city, and those that provide a signal over a small area, such as in one office building in the community.

The Company

Mobilepro is a development stage company whose business focus has been recently redirected towards developing solutions that will support the 3G digital wireless network market through its wholly-owned subsidiary, NeoReach Inc. NeoReach will design, develop and manufacture 3G modem and data processing technologies in integrated circuits and associated prototype or demonstration printed circuit boards for

    -   3G network base stations and,
    -   3G handsets and other user equipment.

NeoReach will exclusively focus its products to be used for the medium and small area Base Stations since the market size and required quantity of these units is expected to be much greater than for the large area Base Stations.
In addition, NeoReach will also develop miniature radio frequency transceiver integrated circuits for the wireless markets, to include both the 3G base stations and the handsets. These integrated circuits have an advantage over other current semiconductor technologies in that they utilize little power - an important feature for a small battery in a consumer cell phone. Power is only consumed in case the circuit actually is in operation. Secondly, the integrated circuit will allow a substantial reduction in the space necessary for the radio frequency function.

NeoReach will initially focus its efforts on developing the technology for the 3G network base stations in the form of prototype or demonstration printed circuit boards. Upon the successful completion of these boards to include various testing of functions and demonstrations, we intend to develop semiconductor integrated circuits with the technology embedded. In some cases, we also intend to sell the prototype or demonstration printed circuit board to potential customers.

Handsets - each 3G compatible handset manufactured requires a modem as one of its components in order to communicate with the various base stations in the wireless network. NeoReach will develop and provide the modem solution as a semiconductor integrated circuit installed on a printed circuit board inside of the handset. NeoReach also intends to develop and provide the complete radio frequency transceiver as a semiconductor integrated circuit.
Our state-of-the-art modem solutions will support the 3G wireless communications systems as defined by the worldwide W-CDMA standard and, in a later development stage, the GSM standard. The W-CDMA specifications standard has been defined such that the base station modem will properly communicate with the corresponding handset modems.

The NeoReach modem solution will be developed to provide key competitive advantages in the market place:

1) EASILY TRANSMIT VOICE AND DATA - The base station modem will be designed using two different types of transmission systems as defined by the W-CDMA standards. We believe that this is ideal for transmitting both voice and data.

2) REDUCE OPERATING COSTS THROUGH HIGH BASE STATION MODEM CAPACITY - NeoReach will offer a dense multi-channel modem with up to 64 user channels expanding in later versions to up to 256 user channels. This will allow operators to service more customers with the same base station. The number of user channels is primarily determined by how complex the semiconductor integrated circuit is. We intend to use integrated circuits from Texas Instruments which has a technology that we believe currently allows up to 64 user channels while the next generation of integrated circuits from Texas Instruments to be made available in year 2003 we believe are expected to allow for up to 256 channels.

3) MAXIMIZE PERFORMANCE THROUGH SMART ANTENNA PROCESSING - NeoReach will enhance small area Base Station capacity by supporting various types of antennas. We believe that this may result in supporting more users per area covered by the transmitted signals and lower data error rates since the NeoReach patented smart antenna processing can in certain cases almost double the number of simultaneous users that can be received and processed by the base station.

4) SERVICE LARGER AREAS AT LOWER COSTS - NeoReach will offer modems with greater coverage capacity, three miles vs. the typical 0.6 miles, thereby enabling operators to service larger areas using medium and small area Base Stations instead of installing a more expensive large area Base Station. The coverage capacity is determined by a design choice for the modem that includes receiving and processing signals from handsets that are up to three miles away from the base station. This distance is determined by the maximum time it takes the signal to travel that distance.

5) GREATER RETURN ON INVESTMENT FOR THE OPERATOR - Flexible Architecture that we believe will enable easy upgrades and modifications, thereby lengthening product life.

NeoReach has signed a Memorandum of Understanding with RF Microelectronics Laboratory of Information and Communications University of South Korea for the co-development of the Radio Frequency integrated circuit. This memorandum of understanding is non-binding on either party and additional agreements are necessary before the parties may collaborate together.

NeoReach intends to use third-party manufacturing for its products. Because of this approach, the Company does not expect to make any significant purchase of plants or equipment. The Company has initiated some preliminary discussions with contract manufacturers for product development, prototyping and production agreements for its planned integrated circuit and modems systems. None of these agreements have been finalized as of this date and no assurances can be given that any agreements will be forthcoming.

NeoReach has been granted five patents and has one patent applications pending for its W-CDMA smart antenna processing approaches. Smart antennae technology combines multiple antenna elements with signal processing to optimize its radiation and/or reception pattern automatically in response to the signal environment. In one application, the processing may double the capacity, i.e. the number of simultaneous user channels at a time, of the base station. This is believed to be possible with the invention since the method will result in fewer voice and data transmit errors and thereby the transmitter power from the handset can be kept lower. The receiver signal performance at the base station will also improve, making it more sensitive permitting almost a doubling of the number of simultaneous user channels at a time. The technology may also improve and make the communication more stable with less interference or interruption of the communication with the handset from the base station. Signals to a handset from a base station are often reflected and bounced-off different obstructions such as e.g. various buildings. The invention is believed to improve the communication by compensating for the fact that the same signal will be received from different directions and different signal strengths after reflection and bouncing-off. We intend to pursue other patents to protect our intellectual property rights in various modem design and implementation areas.

The Company is located at Mobilepro Corp., 3204 Tower Oaks Blvd., Suite 350, Rockville, Maryland 20852. As of December 2002, the Company will have a new address at 30 West Gude Drive, Suite 400, Rockville, Maryland 20850.


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

Upon successful completion of the NeoReach/Mobilepro merger, the business strategy, direction and focus of the former NeoReach became the dominant operating focus of the new Mobilepro. The former business model and marketplace offering of Mobilepro ceased entirely. After the merger, Mobilepro has been notified by the Patent and Trademark Office that five of the six patent applications that had been filed by NeoReach had been approved and that the review process was still underway for the remaining one patent application.

One patent involves intellectual property that can enhance the performance of conventional smart antenna processing technology if used for 3G wireless communications. Using the Neoreach proprietary approach, wireless network operators will be able to provide 3G networks in which subscribers will experience less interference and more stable connections as they change locations while using their cell phones.

Another patent delivers automatic, low-cost improvements to the smart antenna processing technology. Using this Neoreach invention, 3G network operators will be able to automatically eliminate potential distortions throughout their full network without having to conduct individual, time-consuming phase calibration of each separate communication channel.

In addition to being granted the approval on these two out of five patents, the Company continued to make progress on design of the various technical features for the base station modem. In April of 2002, the Company began working with leading scientists at the RF Microelectronics Lab (RFIC) at Korea's Information and Communications University in South Korea, to test some modem and radio frequency integrated circuit development advancements. The first phase of the simulation testing focused principally on the Company's proprietary 3G radio frequency technology.

As result of the design effort to date, we believe that a preliminary version of the base station modem will be ready for field evaluation during the first quarter of 2003 with a multi-channel modem semi-conductor integrated circuit chip to be commercially available by the end of 2003. The chip will be designed and developed by the Company, but we will expect the chip to be manufactured by a third party offshore it. Once this development milestone is reached, the Company believes that it can have the completed design for the handset modem chip commercially available by the end of 2003.

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

We will also be prepared to review opportunities arising for strategic partnerships or possible acquisitions to increase our product and service offerings. Given the increased demand for wireless remote monitoring of industrial machinery, corporate computer networks, and various facilities at widely dispersed global locations in combination with the data processing of all gathered information, the Company will explore possible opportunities in this arena. We will consider licensing or teaming arrangements for the Company's technology working with other industry players in addition to potential acquisition opportunities. No funds have been allocated for these new initiatives.

NeoReach has signed a memorandum of understanding with RF Microelectronics Laboratory of the Information and Communications University of the Republic of Korea to cooperate in research, particularly in radio frequency integrated circuit development for the 3G W-CDMA standard. This specific integrated circuit, chipset, which will support the W-CDMA standard, is also a required component in the consumer handsets and base stations managed by the mobile operators to support 3G wireless services. This co-development initiative has the potential to expand the NeoReach product suite beyond the Company's modem solutions currently in development and testing. This memorandum of understanding is non-binding on either party and additional agreements are necessary before the parties may collaborate together.

We have also announced a strategic technology alliance with Prime Circuits, Inc. of Maryland, a semiconductor development company. As part of the alliance, we will gain access to technical knowledge, personnel and low power semiconductor technology. This solution targets the consumer handsets and network transmission base stations to support 3G communications. As of December 9, 2002, no material terms of an agreement have yet been developed. There is no affiliation between Prime Circuits and our Company, its officers, directors and/or affiliates. The completion of an agreement is pending a joint review of mutual additional business opportunities and the current nature of the relationship is still under discussion.

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

FINANCIAL FUNDING NEEDS AND USE OF FUNDS

The Company will need additional financing and may use a private placement offering or debt financing to raise such additional funds, to be used for the following:

        1) Investment in laboratory facilities including test and simulation equipment;
        2) Acquisition or licensing of certain intellectual property related to the development of modems and communications semiconductor and component technology;
        3) Pay-down certain debt, such as a convertible debenture from Cornell Capital at an amount of $250,000 plus accrued interest. We also intend to pay-down debt owed to Mr. Daniel Lozinsky, a Director, and Mr. Arne Dunhem, an officer and Director, during 2003. The total amount that we plan to pay to Mr. Lozinsky and Mr. Dunhem during 2003 is approximately $100,000 out of total outstanding amount of $277,617; and
        4)      General working capital purposes.

We have initiated a private placement offerings as of this filing but we cannot give any assurances that we will be successful in raising any capital.

PRODUCTS AND SERVICES

After the merger with Neoreach, the Company will develop products for the 3G markets. Its product line will initially comprise of small area base station modem and handset modem integrated curcuits. These products with features considered by us are not currently available in the market. The Company believes that its products will be among the first to market and will offer unique value to the manufacturer customers and the marketplace in general. The Company currently has a prototype available of a modem for the medium area base station.

The product line extensions will include radio frequency integrated circuit chip set. This integrated circuit is a highly complex and miniaturized chip of a size less than 1/4 inch by 1/4 inch that is a complete radio and transmitter system. The chip is specialized for the 1.9 GHz/2.1 GHz frequency bands used in Europe and Asia for the new 3G W-CDMA networks and may be used in both small area base stations and in 3G handsets. Future similar versions of the radio frequency integrated circuit chip may be developed for the similar 3G frequency bands used in the USA and Canada and may also be developed for Wireless-LAN applications, although operating in the 5 GHz frequency band. We intend to co-develop the product jointly together with the RF Microelectronics Laboratory of the Information and Communications University of South Korea based on a memorandum of understanding between our organizations. This memorandum of understanding is non-binding on either party and additional agreements are necessary before the parties may collaborate together.

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

COMPETITION

The markets for our products are intensely competitive and subject to rapid technological advancement. We must identify and capture future market opportunities to offset the price erosion that characterizes our industry. Our method of competition will be to offer products that will compete on performance, quality, reliability, price, adherence to industry standards, software and hardware compatibility, marketing and distribution capability, brand recognition and availability. We may not be able to develop new products at competitive pricing and performance levels. Even if we are able to do so, we may not complete a new product and introduce it to market in a timely manner. Our customers may substitute use of our products in their next generation equipment with those of current or future competitors.

In each area of the modem, digital and radio frequency integrated circuit market in which we participate, we face competition from different companies. With respect to wireless modem technology and licensing of intellectual property, Qualcomm holds a dominant market position. Qualcomm is the leading provider of wireless modem technology, marketing a wide variety of products worldwide. Qualcomm products have all been designed for the CDMA standard and only recently has the company announced it will now also build to the W-CDMA standard. Other companies that we potentially would be competing with developing modems for the base stations in addition to the handsets include bigger companies such as Nokia, Ericsson, Siemens, Motorola and Samsung. Several smaller companies around the world specialize in various niche technologies addressing the wireless market to include the modems for the handsets. These include PrairieComm and InterDigital in the U.S., Yozan in Japan, Sierra Wireless in Canada and Xircom in Germany. Over the next few years, we expect additional competitors, some of which may also have greater financial and other resources, to enter the market with new products. In addition, we are aware of venture-backed companies that focus on specific portions of our range of products. These companies, individually or collectively, could represent future competition for many design wins and subsequent product sales.

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

INTELLECTUAL PROPERTY

As of June 30, 2002, we had filed a total of six patent applications which were pending with the U.S. Patent and Trademark Office (PTO) in the area of "Smart Antenna" technology. As of December 9, 2002 we have been granted approval of five patents and one patent application is still pending approval. The five approved patents are as follows:

    1. "Smart Antenna with Adaptive Convergence Parameter" with PTO Patent Number 6,369,757, issued April 9, 2002
    2. "A Smart Antenna With No Phase Calibration For CDMA Reverse Link" with PTO Patent Number 6,434,375, issued August 13, 2002
    3. "PN Code Acquisition With Adaptive Antenna Array and Adaptive Threshold for DS-CDMA Wireless Communication" with PTO Patent Number 6,404,803, issued June 11, 2002
    4. "New Cellular Architecture for Code Division Multiple Access SMOA Antenna Array Systems" with PTO Patent Number 6,459,895, issued October 1, 2002
    5. "Direction of Arrival Angel Tracking Algorithm For Smart Antennas" with PTO Patent Number 6,483,459, issue date November 19, 2002

"Improvement of PN Code Chip Time Tracking with Smart Antenna", a patent application filed on February 6, 2002 with PTO Docket #3228-007-64 and serial number 10/066,762 is pending - awaiting first Office Action from Patent Office.

In addition, we also have two other patent applications pending which are referred to as "Wireless Communication System and Method of Providing Wireless Communication Service" with specific descriptions to include "Device and Method for Changing the Orientation and Configuration of a Display of an Electronic Device" and "Electronic Device Having Multiple Service Functionality". Both of these pending patent applications relate to the business of the Company before the merger with NeoReach. We do not intend to pursue business related to these patents and intend to assign the patents to the inventor and former president of Mobilepro.

GOVERNMENT APPROVALS

We do not believe that there is a need for any specific government approval for any of our modem solutions since these do not include any radio transmitter and do not radiate any radio frequency signals. Our radio frequency integrated circuit product will be sold to OEM customers who will integrate the product into their own products that may be required to adhere to certain Federal Communications Commission section requirements because it does in fact contain a radio transmitter. We believe that the OEM customers will obtain any required licensing as applicable in any particular country.

RECENT DEVELOPMENTS

On October 16, 2002, the Company entered into an equity line of credit arrangement (the "Equity Line") with Cornell Capital Partners, LP ("Cornell"). The Equity Line provides, generally, that Cornell will purchase up to $10 million of Common Stock over a two-year period, with the timing and amount of such purchases, if any, at the Company's discretion. Any shares of Common Stock sold under the Equity Line will be priced at a 9% discount to the lowest closing bid price of the Common Stock during the five-day period following the Company's notification to Cornell that it is drawing down on the Equity Line. The Company is not permitted to draw down more than $450,000 in any 30-day calendar period. In addition, there are certain other conditions applicable to the Company's ability to draw down on the Equity Line including the filing and effectiveness of a registration statement registering the resale of all shares of Common Stock that may be issued to Cornell under the Equity Line and the Company's adherence with certain covenants. At the time of each draw down, the Company is obligated to pay Cornell a fee equal to three percent of amount of each draw down.

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

We have recorded a total of $57,500 of prepaid expenses as of June 30, 2002 consisting of a pre-payment on May 17, 2002 of $5,000 to Kirkpatrick & Lockhart LLP as an initial retainer fee, a pre-payment on June 4, 2002 of $35,000 to Kirkpatrick & Lockhart LLP for legal fees, and a pre-payment on June 4, 2002 of $17,500 to Butler Gonzalez LLP for legal fees.

ITEM 2. DESCRIPTION OF PROPERTY

Our offices are located at 3204 Tower Oaks Blvd., Suite 350, Rockville , MD 20852. The offices consisting of approximately 5,680 square feet of office space are sub-leased from PrimeWire, Inc. with a monthly rental rate of $11,356. The current sub-lease agreement terminated on September 30, 2002 and we initiated a re-negotiation with the landlord directly. We signed and executed a month-by-month lease agreement with the landlord directly on September 26, 2002. We have also initiated discussions with other potential new office locations at lower monthly rental rate. We have a preliminary agreement for lease of office space at 30 West Gude Drive, Suite 400, Rockville, Maryland 20850. The new offices consisting of approximately 3,500 square feet of office space, that can expanded to approximately 7,000 square feet alternatively to as much as approximately 13,000 square feet, will be sub-leased from Amisys, LLC with a monthly rental rate of $4,500. The lease agreement has not yet been mutually signed and executed. We believe that this facility is adequate to meet our needs in the near future. In the event our business expands, we believe we will have an ability to expand within the same facility.

As of March 31, 2002, we employ one person. Subsequent to the period of this report and effective with the merger with Neoreach, the Company will employ nine people. If the business grows as we plan, we anticipate that we will need additional persons to fill administrative, sales and technical positions.

ITEM 3. LEGAL PROCEEDINGS

As of March 31, 2002, we are not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of our knowledge, against us. An employee of the Company filed a formal complaint against the Company on October 29, 2002 with the State of Maryland, Department of Labor, Licensing and Regulation for a claim for unpaid wages. The Company intends to negotiate a settlement with the employee for the claim.

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

----------------------------------------------------------------
QUARTER ENDED                            HIGH          LOW
----------------------------------------------------------------
March 31, 2002                           4.00         1.05
December 31, 2001                        4.00         0.19
September 30, 2001                       3.95         0.06
June 30, 2001                            2.00         0.15
----------------------------------------------------------------
March 31, 2001                           0.19         0.02
December 31, 2000                        0.53         0.03
September 30, 2000                       2.00         0.38
June 30, 2000                            3.88         0.88
----------------------------------------------------------------
March 31, 2000                           2.88         1.50
December 31, 1999                        3.75         1.25
----------------------------------------------------------------

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                      Equity Compensation Plan Information
                                 (As of 3/31/02)

    Equity Compensation Plan
    Categories

                                     Number of securities to      Weighted average      Number of securities
                                     be issued upon exercise     exercise price of       remaining available
                                     of outstanding options,    outstanding options,     for future issuance
                                       warrants and rights       warrants and rights
    --------------------------------------------------------------------------------------------------------
    Approved by security holders
     - 2001 Equity Performance                  0                      $0.00                   20,000
    Plan
    Not approved by security
    holders
     - None                                     0                        0                        0
    ========================================================================================================
    Total                                       0                      $0.00                   20,000

The securities underlying the 2001 Equity Performance Plan were registered on the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on December 4, 2001 (File No. 333-74492).

RECENT SALES OF SECURITIES

COMMON STOCK

We have issued the following shares of our common stock from March 31, 2000 through December 9, 2002. On May 11, 2001, we implemented a 1 share for 100 shares reverse stock split of our common stock. On November 19, 2001, we implemented a 1 share for 200 shares reverse stock split of our common stock. The issuances below have not been adjusted for these reverse stock splits, but rather disclosed as issued.

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

In August 2000, we granted 1,903,574 common stock options valued at $475,000 for a Note Receivable for the same amount. The options were granted pursuant to the "2000 Stock Option Plan". As of March 31, 2001, we had granted a total of 2,562,250 additional options pursuant to the "2000 Stock Option Plan", not including the initial 1,903,574 common stock options. These options were granted to employees and consultants and were vesting over a period of up to 4 years with an exercise price of $1.00. Since these options were granted, 1,186,000 were cancelled and 850,125 expired due to termination of employee relationships, i.e. only 526,125 remained as options as of March 31, 2001. We believe that all these remaining granted options expired effectively as part of the merger between Mobilepro and CraftClick.com on June 6, 2001.

On June 7, 2000 we exchanged 500,000 shares of our stock for 450,706 shares of Popmail.com in a transaction valued at $500,000. We subsequently sold this investment to meet our financial obligations. The shares were "Restricted" under rule 144, i.e. the investor received shares of common stock that could not be resold with twelve months from the date the investor received them. On September 15, 2000, the Popmail.com stock was sold to an individual related party for $74,650, in a private sale to an accredited/sophisticated investor. A loss of $425,350 was realized during the period. Approximately $225,353 of the loss was due to market value decline during the holding period. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

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

On March 16, 2001, Dungavel, Inc., a Bahamian company, contracted to purchase the above referenced 25,000,000 shares of our common stock and 1,000 shares of our Class C Preferred Stock from the former creditors (Metropolitan Capital Partners LLC), in a private sale to an accredited/sophisticated investor. At the time of the sale, we believe that there was no affiliation between Dungavel, Inc. and Metropolitan Capital Partners, LLC. The transfer of 25,000,000 shares of common stock and 1,000 shares of preferred stock by Metropolitan Capital Partners LLC to Dungavel Inc. was made under Rule 144, i.e. the investor received shares of common stock that could not be resold with twelve months from the date the investor received them. In the acquisition agreement, Dungavel represented that it was a sophisticated, accredited investor and was acquiring restricted securities. The only entity from which Dungavel acquired shares of CraftClick on March 16, 2001 was Metropolitan Capital Partners LLC, which name is stated above. The shares continued to be restricted in the hands of Dungavel, Inc. and therefore the certificate beared the same legend as the original certificates. The Class C Preferred Stock is convertible at any time prior to December 31, 2001, into 11.5% of the then issued and outstanding common stock of CraftClick.com, Inc., computed on a fully diluted basis. Together the common stock and the Class C Preferred Stock acquired by Dungavel, Inc. represents greater than 50% of the voting control of CraftClick.com, Inc., on an as converted basis. The sale was consummated as of March 27, 2001. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

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

On November 19, 2001, we had a 1 for 200 reverse stock split which effectively reduced their issued and outstanding shares 16,677,711. Additionally, on that date we issued 3,000,000 shares of our common stock to Dungavel, Inc. for services in conjunction with an Investors Rights Agreement between CraftClick and Dungavel, Inc. We valued that issuance at a value of $240,000, the fair value of our stock at that time. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On December 4, 2001, we registered 1,000,000 shares of our common stock for future issuance under the "2001 Equity Performance Plan". On February 15, 2002, we issued a total of 20,000 shares of our common stock to the following parties:
10,000 shares to Sandy Seth and 10,000 shares to Maninder Singh. The shares were issued for consulting services regarding items such as assisting our company in its understanding of historical events. The issuance of all of the 20,000 shares were valued at $21,000, the fair value of our stock at that time. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On February 15, 2002, we entered into an agreement to issue 86,000 shares of our common stock to John Madigan, 30,000 shares, Douglas Tucker, 30,000 shares, Wallenstein & Wagner, 20,000 shares, Natalie Boitehouk, 2,000 shares, Gregory Bochniak, 2,000 shares, and Stephen Jouzapaitis, 2,000 shares for services rendered. We believe they were all non-affiliated with the Company at the time of issuance. The shares issued on February 15, 2002 were authorized to be issued on February 19, 2002 by instruction letter of that date. Per the agreement, the shares were subsequently issued on March 22, 2002. The issuance of the shares were valued at $90,300, the fair value of our stock at that time. We believe the value of the services provided were commensurate with the value of the stock issued. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On February 19, 2002, we issued 25,000 shares of our common stock to Scott R. Smith. The 25,000 shares were issued to Scott Smith in exchange for his surrender of his rights to past wages and other benefits under his employment agreement of June 2001 and cancellation of that employment agreement as an executive and officer of our Company. The shares were valued at $26,250, the fair value of our stock at that time. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

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

On April 23, 2002, we issued 12,352,129 shares of our common stock to the holders of NeoReach's common stock pursuant to an Agreement and Plan of Merger, dated March 21, 2002. A newly formed, wholly-owned subsidiary of Mobilepro merged into NeoReach, in a tax-free one-for-one share exchange transaction. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. The issuance of the shares were valued at a fair value of $ 6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of our stock at that time. The valuation of Neoreach in the merger agreement was based on several factors, including that over twenty-five man-years of development efforts had been accumulated for achieving the prototype 3G modem boards for the base station applications, that a management team and an engineering team were in place, that office and laboratory facilities were in place, that six patents had been filed or were already approved, and that contacts and relationships had already been established with potential customers both in the United States and Korea. The transaction was concluded following arms-length negotiations. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

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

In September 2002 we shipped our prototype base station modem (version 1.0) to a prospective customer who planned to use it for test and demonstration purposes. No payment has yet been received from the shipment and under our revenue recognition policy no revenue has yet been booked. This prototype version of the modem is currently available in printed circuit board format and will be made available to other potential customers. Continued product development will evolve the base station modems from the boards to application specific integrated circuits. The integrated circuits are custom products that are designed for only one customer and can be sold only to that one customer; we are that customer and we will in turn resell to our customers for their particular applications. The printed circuit board version of the base station modem is approximately 24 inches long by 16 inches wide and is built using discrete electronic components such as integrated circuits, transistors, capacitors and resistors. We intend to miniaturize most of the modem functions on this board to two individual semiconductor chips, or integrated circuits, each of the approximate size of one by one inch. One of the chips is commercially available from Texas Instruments and will be programmed with our proprietary software that is part of our technology while the other chip will be customized and manufactured for our specific applications.

Product development plans include defining specifications for the next version of the base station board subsequently leading to base station modem integrated circuits. We believe that the timelines below demonstrate the current product delivery schedule for the three projects, and the estimated costs associated with achieving the milestones. This schedule could change depending on challenges faced in engineering and development.

---------------------------------------------------------------------------------------------------------------
                         Project     System      Prototype    Prototype       IC          Beta       General
                       Definition    Design    Manufacturing   Testing   Manufacturing   Testing   Availability
---------------------------------------------------------------------------------------------------------------
Base Station V1.0         2000        2001        1Q2002       3Q2002        N/A           N/A        1Q2003
Modem Board
---------------------------------------------------------------------------------------------------------------
Base Station Modem       1Q2003      2Q2003       3Q2003       3Q2003       4Q2003       1Q2004       1Q2004
Integrated Circuit
---------------------------------------------------------------------------------------------------------------
Handset Modem            1Q2003      2Q2003       4Q2003       4Q2003       1Q2004       1Q2004       2Q2004
Integrated Circuit
---------------------------------------------------------------------------------------------------------------
Radio Frequency          1Q2003      2Q2003       3Q2003       3Q2003       4Q2003       4Q2003       1Q2004
Integrated Circuit
---------------------------------------------------------------------------------------------------------------

The table below provides the estimated project development costs for the three different main projects.

-------------------------------------------------------------------------------------------------
Estimated Project Development   Dec 2002 - June 2003    July - Dec 2003       Total for Period
            Costs
-------------------------------------------------------------------------------------------------
Base Station Modem Board and         $2,100,000            $2,300,000            $4,400,000
Integrated Circuit
-------------------------------------------------------------------------------------------------
Handset Modem Integrated              $700,000             $1,800,000            $2,500,000
Circuit
-------------------------------------------------------------------------------------------------
Radio Frequency Integrated            $800,000             $1,100,000            $1,900,000
Circuit
-------------------------------------------------------------------------------------------------
Total Estimated Development          $3,600,000            $5,200,000            $8,800,000
Costs
-------------------------------------------------------------------------------------------------

The estimated financing/liquidity needs for the period of December 2002 through June 2003 is approximately $3,100,000, for the period July - December 2003 is approximately $3,600,000, i.e. the aggregate for the period December 2002 through December 2003 is estimated to be approximately $6,700,000. This assumes the collection of approximately $2,000,000 in revenues from the sale of our products and supporting services. The sources of funding to support the development is primarily three; the equity line of credit from Cornell capital, the raising of private funds through private placement memoranda, and from credits or equity contributions from strategic partners. We will constantly seek alternative funding sources to supplement these three primary sources. Since the equity line of credit with Cornell capital spans over 24 months we will not be able to raise more than a maximum of $4,500,000 over the first 12 months from Cornell Capital. For full project funding, this means that a minimum of approximately $2,100,000 will need to be funded through private placement arrangements, from credit or equity contributions from strategic partners or through other alternative sources. Should it become apparent that we cannot raise the funds as anticipated then we will re-evaluate the priorities between the developments of the three main projects. We will attempt to reduce the development costs by outsourcing some of the development activities to engineering firms overseas and by acquiring licenses to developed technology that we can integrate with our own developed technology.

The next generation (version 2.0) of our base station modem board will incorporate up to 256 channels - up from the currently offered 4 channels. The significance of this is that the more channels a modem board has the fewer number of individual modem boards will be required for a particular base station. This means that the base station equipment can be much smaller in size, consume less power and be less expensive to manufacture and install. It also means that a new type of miniaturized base stations can be developed to incorporate the small area base station. In addition to the base station modem, we intend to develop radio frequency integrated circuit chipsets for the wireless markets. These chipsets will be designed to support the GSM and the W-CDMA markets. Product development cycle of these chipsets is typically 12 to 14 months. We will outsource the manufacturing of the chipsets to a third party, essentially categorizing MobilePro as a Fab-less developer of semiconductors. A Fab-less semiconductor developer typically outsources its manufacturing entirely and limits its activities to testing the manufactured chips.

The sales cycle for our products is about 6 to 9 months. Currently MobilePro is offering our prototype modem board to potential prospects. MobilePro's primary markets are Europe and Asia with North America being the secondary market. We intend to build a sales team in these regions to support its customers. In addition to investing in a direct sales force, we will continue to develop business relationships with potential partners who can serve as an indirect sales channel for our products.

Typical price points for the version 1.0 of the board begin at $10,000.

As a result of the Plan, we expect a significant increase in the number of employees by mid 2003.

Mobilepro will need additional financing and may use the proceeds received from the Equity Line of Credit, a private placement offering or debt financing to raise such additional funds, to be used for the following:
1) Complete the design and development of advanced modems for both the base station and handset markets:
        a. Invest in laboratory facilities including test and simulation equipment.
        b. Acquire or license certain intellectual property related to the development of modems and communications semiconductor and component technology.
2) Develop plans for third party manufacturing to support the business goals of the Company.
3) Expand the product offerings of the Company to include radio frequency integrated circuit development.
4) Develop direct and indirect sales and marketing channels for the Company's products and services:
        a. Develop business partnerships that embrace the Company as their modem supplier for their advanced cellular handsets and user equipment.
        b. Develop plans for extending our solution offerings for use in additional global markets such as Asia and Europe.
5) Pay-down certain debt, such as a convertible debenture from Cornell Capital in the amount of $250,000 plus accrued interest. We also intend to pay-down part of debt owed to Mr. Daniel Lozinsky, a Director, and Mr. Arne Dunhem, an officer and Director, during 2003. The total amount that we plan to pay to Mr. Lozinsky and Mr. Dunhem during 2003 is approximately $100,000 out of a total outstanding amount of $277,617.
6)      General working capital purposes.

EMPLOYEES

We, as of March 31, 2002, employ one person. With the merger with Neoreach effective in April of 2002, the Company employs nine people. If the business grows as we plan, we anticipate that we will need additional persons to fill administrative, sales and technical positions.

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

RISK FACTORS

WE MAY NOT BE SUCCESSFUL IN INTEGRATING THE BUSINESS AND TECHNOLOGY OF NEOREACH WITH THAT OF THE COMPANY, WHICH COULD ADVERSELY AFFECT THE QUALITY OF OUR OPERATIONS, PRODUCTS AND PROCESSES. We acquired NeoReach, Inc. effective April 23, 2002. We may not be successful in integrating the business and technology of NeoReach with the business and operations of the Company. Our failure to integrate successfully could materially adversely affect our operating results, financial condition and the trading price of our stock. Also, our integration efforts may divert our management time and resources from necessary aspects of our business and operations.

WE MAY NOT BE SUCCESSFUL IN INTEGRATING THE MANAGEMENT TEAM OF NEOREACH WITH THAT OF OUR COMPANY, WHICH COULD ADVERSELY AFFECT THE LEADERSHIP OF OUR COMPANY, DIVERT MANAGEMENT TIME AND ADVERSELY AFFECT THE BUSINESS AND RESULTS OF OPERATIONS.
Mr. Daniel Lozinsky became our President and CEO in February 2002 after he acquired 64.8% of our voting securities. After the acquisition of NeoReach, Mr. Arne Dunhem, replaced Mr. Lozinsky as our President and CEO and Mr. Lozinsky became our Senior Vice President. Our success depends to a significant extent on the leadership and vision of Messrs. Dunhem and Lozinsky. Prior to the merger, Messrs. Lozinsky and Dunhem had no experience working together. Failure to successfully integrate the management teams of the two companies could adversely affect the business and results of operations of the Company. Our future success also depends on our ability to identify, attract, hire, retain and motivate other well-qualified managerial, technical, sales and marketing personnel. There can be no assurance that these professionals will be available in the market or that we will be able to meet their compensation requirements.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO RECURRING LOSSES AND WORKING CAPITAL SHORTAGES, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.
Our independent accountants raised substantial doubt as to our ability to continue as a going concern in their report to the Board of Directors in July 2002. As a result of our acquisition of NeoReach effective in April, 2002, the Company has continued to incur substantial debt obligations. We anticipate that we will incur net losses for the immediate future. We expect our operating expenses to increase significantly, and, as a result, we will need to generate increased monthly revenue if profitability is to be achieved. To the extent that revenue does not grow at anticipated rates or that increases in our operating expenses precede or are not subsequently followed by commensurate increases in revenue, or that we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition will be materially and adversely affected. We cannot ensure that we will ever achieve or sustain profitability.

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

WE FACE INTENSE COMPETITION FROM COMPANIES THAT HAVE MANY ADVANTAGES COMPARED TO OUR COMPANY. We currently face significant competition in the telecommunications industry, and expect that this competition will continue, particularly with respect to the market within the telecommunications industry for wireless modem technology. Our competitors include Qualcomm, Nokia, Ericsson, Siemens, Motorola, Samsung and PrairieComm among others. Many of these competitors have advantages, including:

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

WE MAY NOT BE ABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, THE FOUNDATION OF OUR BUSINESS, WHICH COULD HARM OUR BUSINESS BY MAKING IT EASIER FOR OUR COMPETITORS TO DUPLICATE OUR SERVICES. We regard certain aspects of our products, processes, services and technology as proprietary. We have taken steps to protect them with patents, copyrights, trademarks, restrictions on disclosure and other methods. Despite these precautions, we cannot be certain that third parties will not infringe or misappropriate our proprietary rights or that third parties will not independently develop similar products, services and technology. Any infringement, misappropriation or independent development could cause us to cease operations.

We have filed patent applications with respect to our wireless modern technology, but these may not be issued to us, and if issued, may not protect our intellectual property from competition which could seek to design around or invalidate these patents. Our failure to adequately protect our proprietary rights in our products, services and technology could harm our business by making it easier for our competitors to duplicate our services.

We own several Internet domain names, including www.mobilepro.com and www.neoreach.com. The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains or modify the requirements for holding domain names, any or all of which may dilute the strength of our name. We may not acquire or maintain our domain name or additional common names in all of the countries in which our marketplace may be accessed, or for any or all of the top-level domains that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

We may have to resort to litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend ourselves from claims of infringement, invalidity or unenforceability. Litigation may be expensive and divert resources even if we win. This could adversely affect our business, financial condition and operating results such that it could cause us to reduce or cease operations.

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

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGES, WHICH COULD RENDER OUR PRODUCTS AND PROCESSES OBSOLETE. The wireless communications industry is characterized by rapid technological change, changes in customer requirements and preferences, frequent introduction of products and services embodying new technologies and the emergence of new industry standards and practices that could render our existing technology and systems obsolete. Our future success will depend on our ability to enhance and improve the responsiveness, functionality, accessibility and features of our products. We expect that our marketplace will require extensive technological upgrades and enhancements to accommodate many of the new products and services that we anticipate will be added to our marketplace. We cannot assure you that we will be able to expand and upgrade our technology and systems, or successfully integrate new technologies or systems we develop in the future, to accommodate such increases in a timely manner.

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

WE MAY NOT EFFECTIVELY MANAGE THE GROWTH NECESSARY TO EXECUTE OUR BUSINESS PLAN, WHICH COULD ADVERSELY EFFECT THE QUALITY OF OUR OPERATIONS AND OUR COSTS In order to achieve the critical mass of business activity necessary to successfully execute our business plan, we must significantly increase the number of strategic partners and customers that use our technology. This growth will place significant strain on our personnel, systems and resources. We cannot be sure that we will manage our growth effectively, and our failure to do so could cause us to cease operations. We also expect that we will continue to hire employees, including technical, management-level employees, and sales staff for the foreseeable future. This growth will require us to improve management, technical, information and accounting systems, controls and procedures. We may not be able to maintain the quality of our operations, control our costs, continue complying with all applicable regulations and expand our internal management, technical information and accounting systems in order to support our desired growth.

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



                          INDEX TO FINANCIAL STATEMENTS


                                                                                              PAGE(S)
                                                                                              -------
AUDITED FINANCIAL STATEMENTS

     Report of Independent Certified Public Accountants                                          31

     Balance Sheet as of  March 31, 2002                                                         32

     Statements of Operations for the year ended March 31, 2002 and for the period July 14, 2000 (Inception)
        through March 31, 2001 with Cumulative Totals Since Inception                            33

     Statements of Changes in Stockholders' (Deficit) for the
       years ended  March  31, 2002 and 2001 including the former company Craftclick.com, Inc. and the reverse acquisition
        that occurred as of June 1, 2001.                                                     34-35

     Statements of Cash Flows for the year ended March 31, 2002 and the period
        July 14, 2000 (Inception) through
        March 31, 2001 with Cumulative Totals Since Inception                                    36

     Notes to Financial Statements                                                            37-46

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

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
December 11, 2002

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
                                                                    ===========



   The accompanying notes are an integral part of these financial statements.
                                      -32-

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                  FOR THE YEAR ENDED MARCH 31, 2002 AND PERIOD
                JULY 14, 2000 (INCEPTION) THROUGH MARCH 31, 2001
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                                                        CUMULATIVE
                                                                       TOTALS SINCE
                                           2002            2001          INCEPTION
                                       --------------  -----------    --------------
REVENUES                                $        --    $        --    $        --

COST OF SALES                                    --             --             --
                                        -----------    -----------    -----------

GROSS PROFIT                                     --             --             --

GENERAL AND ADMINISTRATIVE EXPENSES       3,147,119      1,009,193      4,156,312
                                        -----------    -----------    -----------

LOSS BEFORE OTHER INCOME                 (3,147,119)    (1,009,193)    (4,156,312)

OTHER INCOME (EXPENSES)
  Interest income                                56             --             56
  Forgiveness of debt                       276,738             --        276,738
  Other expense                             (27,608)            --        (27,608)
  Interest expense                             (469)            --           (469)
                                        -----------    -----------    -----------

     TOTAL OTHER INCOME (EXPENSES)          248,717             --        248,717
                                        -----------    -----------    -----------

NET LOSS BEFORE PROVISION
FOR INCOME TAXES                         (2,898,402)    (1,009,193)    (3,907,595)
  Provision for income taxes                     --             --             --
                                        -----------    -----------    -----------

NET LOSS APPLICABLE TO COMMON SHARES    $(2,898,402)   $(1,009,193)    (3,907,595)
                                        ===========    ===========    ===========

NET LOSS PER BASIC AND DILUTED SHARES   $     (0.44)   $     (0.11)   $     (0.60)
                                        ===========    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING       6,462,746      8,750,000      6,462,746
                                        ===========    ===========    ===========

*After reorganization.



   The accompanying notes are an integral part of these financial statements.
                                       -33-

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



                                                                                            ADDITIONAL                     NET
                                               COMMON STOCK           PREFERRED STOCK        PAID-IN    ACCUMULATED   STOCKHOLDERS'
CRAFTCLICK.COM, INC. ACTIVITY:              SHARES      AMOUNT      SHARES       AMOUNT      CAPITAL       DEFICIT       DEFICIT
------------------------------           ------------ ---------    ---------    --------   ----------- -------------- -------------
BALANCE - MARCH 31, 2000                  16,931,444    16,931      101,000         101     5,354,232    (2,848,780)    2,522,484

Issued preferred shares under PPM
April-June, 2000                                                     38,000          38       379,962            --       380,000

Issued common and preferred shares for
debt, December 31, 2000                   25,000,000    25,000        1,000           1        84,999            --       110,000

Issued common shares for assets/acquired
companies                                    430,000       430           --          --       322,070            --       322,500

Options granted for Note Receivable
                                           1,903,574     1,904           --          --       473,096            --       475,000


Issued stock for investment                  500,000       500           --          --       499,500            --       500,000


Issued stock for services                  4,040,000     4,040           --          --     1,280,883            --     1,284,923

Net loss for year ended March 31, 2001
                                                  --        --           --          --            --    (5,630,700)   (5,630,700)
                                          ----------   -------     --------      ------     ---------   -----------   -----------


BALANCE - MARCH 31, 2001                  48,805,018    48,805      140,000         140     8,394,742    (8,479,480)      (35,793)

Stock issued in conversion of preferred
  stock into common stock                  6,877,678     6,878     (104,622)       (105)       (6,773)           --            --

Consolidation of shares due to corporate
  change in domicile                     (55,125,493)  (55,125)          --          --        55,125            --            --

Issuance of common stock as part of
  Craftclick acquisition of Mobilepro
                                           8,750,000     8,750           --          --        (8,750)           --            --

Net loss Craftclick for April 1, 2001 to
  May 31, 2001                                    --        --           --          --            --          (377)         (377)



The accompanying notes are an integral part of these financial statements.
                                      -34-

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

                                                                                         ADDITIONAL                        NET
                                                  COMMON STOCK          PREFERRED STOCK     PAID-IN     ACCUMULATED    STOCKHOLDERS'
                                              SHARES       AMOUNT      SHARES    AMOUNT     CAPITAL       DEFICIT        DEFICIT
                                            -----------------------   --------  --------  -----------   ------------   -----------
MOBILEPRO CORP ACTIVITY:
Recapitalization due to
  merger - Craftclick                               --          --       --        --     (8,479,857)     8,479,857            --

Recapitalization due to
  merger - Mobilepro                                --          --       47        --      1,009,194     (1,009,194)           --

Issuance of shares to cover
  convertible debt                           3,000,000       3,000       --        --        477,000             --       480,000

Issuance of common stock for services
  and salaries                               2,600,000       2,600       --        --        413,400             --       416,000

Issuance of common stock for services
                                             1,500,000       1,500       --        --        246,000             --       247,500

Issuance of common stock for warrants
                                               330,000         330       --        --        577,170             --       577,500

Issuance of common stock for services
                                                25,000          25       --        --          1,225             --         1,250


Reverse stock split                        (16,677,711)    (16,678)      --        --         16,678             --            --

Issuance of common stock for services
                                             3,000,000       3,000       --        --        237,000             --       240,000

Issuance of common stock for services
                                               106,000         106       --        --        111,194             --       111,300

Conversion of debt for issuance of
  common shares                                 25,000          25       --        --         26,225             --        26,250

Issuance of common stock for services
                                               960,000         960       --        --        527,040             --       528,000


Net loss for the year                               --          --       --        --             --     (2,898,401)   (2,898,401)
                                           -----------    --------   ------     -----    -----------    -----------   -----------

BALANCE MARCH 31, 2002                       4,175,492    $  4,176   35,425     $  35    $ 3,596,613    $(3,907,595)  $  (306,771)
                                           ===========    ========   ======     =====    ===========    ===========   ===========


The accompanying notes are an integral part of these financial statements.
                                    -35-

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEAR ENDED MARCH 31, 2002 AND PERIOD
                JULY 14, 2000 (INCEPTION) THROUGH MARCH 31, 2001
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                                                                                               CUMULATIVE
                                                                                                              TOTALS SINCE
                                                                                     2002           2001       INCEPTION
                                                                              --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                    $  (2,898,402)  $ (1,009,193)  $ (3,907,595)
                                                                                -----------    -----------    -----------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN) OPERATING ACTIVITIES:
  Forgiveness of debt                                                              (276,738)            --       (276,738)
  Increase in accounts payable                                                      158,435        365,301        523,736
  Issued common stock for services, compensation and
   conversion of debt                                                             2,627,800        593,859      3,221,659
                                                                                -----------    -----------    -----------
     NET CASH USED IN OPERATING ACTIVITIES                                         (388,905)       (50,033)      (438,938)
                                                                                -----------    -----------    -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Issued stock for cash                                                                  --            100            100
  Proceeds from borrowings, net                                                     344,730         50,000        394,730
  Change in officer loan, net                                                        44,262             --         44,262
                                                                                -----------    -----------    -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                      388,992         50,100        439,092
                                                                                -----------    -----------    -----------

NET INCREASE IN CASH                                                                     87             67            154

CASH BALANCE - BEGINNING OF YEAR (PERIOD)                                                67             --             --
                                                                                -----------    -----------    -----------

CASH BALANCE - END OF YEAR                                                      $       154    $        67    $       154
                                                                                ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Issued common shares for services, compensation and
   conversion of debt.                                                          $ 2,627,800    $   593,859    $ 3,221,659
                                                                                ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.
                                    -36-

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

         REVENUE RECOGNITION

         The Company was a development stage company and had no revenues during the period reported. For the period going forward, the Management intends to adopt a new revenue policy as defined below.

         The Company will recognize revenue both from sales of products and from service contracts. Revenue from product sales that contain embedded software will be recognized in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition."

         Revenue from product sales will be recognized based on the type of sales transaction as follows:

         Shipments to Credit-Worthy Customers with No Portion of the Collection Dependent on Any Future Event: Revenues are recorded at the time of shipment.

         Shipments to a Customer without Established Credit: These transactions are primarily shipments to customers who are in the process of obtaining financing and to whom the Company has granted extended payment terms. Revenues will be deferred (not recognized) and no receivable is recorded until a significant portion of the sales price is received in cash.

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2002 AND 2001



NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Shipments where a Portion of the Revenue is Dependent Upon Some Future
         Event: These consist primarily of transactions involving value-added resellers ("VAR") to an end user. Under these agreements, revenues will be deferred and no receivable is recorded until a significant portion of the sales prices is received in cash. On certain transactions a portion of the payment is contingent upon installation or customer acceptance. Upon non-acceptance, the Customer may have a right to return the product. The Company will not recognize revenue on these transactions until these contingencies have lapsed.

         Certain of the Company's product sales are sold with maintenance/service contracts. The Company will allocate revenues to such maintenance/service contracts based on vendor-specific objective evidence of fair value as determined by the Company's renewal rates. Revenue from maintenance/service contracts will be deferred and recognized ratably over the period covered by the contract.

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

         The following is a reconciliation of the computation for basic and diluted EPS:

                                     MARCH 31,     MARCH 31,
                                       2002          2001
                                  ------------   ------------
Net loss                          $(2,898,402)   $(1,009,193)

Weighted-average common shares

Outstanding (Basic)                 6,462,746      8,750,000

Weighted-average common stock
Equivalents
     Stock options                         --             --
     Warrants                              --             --

Weighted-average common shares

Outstanding (Diluted)               6,462,746      8,750,000

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

         At March 31, 2002 and 2001, the deferred tax assets consists of the following:

                                                             2002              2001
                                                         -------------     -------------
Deferred taxes due to net operating loss
carryforwards                                            $ 1,563,018        $   403,677


Less:  Valuation allowance                                (1,563,018)          (403,677)
                                                         -----------        -----------

Net deferred tax asset                                   $        --        $        --
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

NOTE 7-  DUE TO OFFICER

         The President of Mobilepro Corp loaned the Company, net $44,262 in February 2002 to pay certain creditors at 5% interest due on demand. The officer has waived interest until April 2002.


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

         NeoReach, Inc. in April 2002 received notice that two of the six filed patent applications relating to its technology innovations have been allowed by the U.S. Patent and Trademark Office and the review process for the other four are still under way.

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


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Certain information about the directors and executive officers of the Company as of March 31, 2002 is included below.

              Name          Age                           Position              Director or Officer Since   Term Expires
 --------------------------------------------------------------------------------------------------------------------------
 Scott R. Smith             42       Director                                  June 1, 2001                     2002
 --------------------------------------------------------------------------------------------------------------------------
 Arne Dunhem                52       Treasurer and Director                    February 19, 2002                2003
 --------------------------------------------------------------------------------------------------------------------------
 Daniel Lozinsky            41       President and CEO and Chairman            February 19, 2002                2003
 --------------------------------------------------------------------------------------------------------------------------
 Kyung (Ken) Min            46       Senior Vice-President of NeoReach, Inc.   February, 2000                   2003
 --------------------------------------------------------------------------------------------------------------------------


The following describes the business background and the experience of each of the directors and executive officers of the Company:

Mr. Daniel Lozinsky, the President and CEO and Chairman of the Company, was appointed a Director of the Company in February 2002. Daniel Lozinsky has 17 years of management and software development experience with small and large multinational corporations. Mr. Lozinsky was between October 2001 and February 2002 working as a strategic financial and management advisor. Mr. Lozinsky was between March 2001 and October 2001

President and CEO of VCmed Inc. a scientific medical start-up company that was attempting to bring to the market Cancer Research technology developed at MIT and Harvard, which allowed for early detection not otherwise available. Mr. Lozinsky was between February 1999 and February 2001working as a business advisor to include public relations firms for international business. Prior to that Mr. Lozinsky was between April 1995 and January 1999 senior software engineer of AOL, Host Systems internet department, that allowed to meet AOL's growing Internet demands during the highest AOL's growth period between 96 and 99, when the company grew from 4 million to 21 million users. He was working for AOL's MIS (BISY) department between 4/95 - 6/96. Prior to that Mr. Lozinsky was employed as a senior software engineer at Eastman Kodak Corporation in Rochester NY between 9/89 - 4/95. He was an internal software consultant to multiple Kodak's lines of business. Mr. Lozinsky worked on Kodak PhotoCD system that is widely available now and allows scanning film into digital format and printing to paper or CD. He specifically worked for CD writer devices and testing firmware software components that he developed for the system. During those years he worked for Kodak's Mass Memory Division that manufactured and sold optical drives and jukeboxes to commercial companies and government offices. Working as a designer and developer of software and, occasionally as a support engineer, he participated in winning for Kodak and delivering large government contracts to include ADMAPS to US NAVY Printing and Publishing. During that project Mr. Lozinsky worked both in Rochester and at the Navy Technology Pilot Lab at Port Hueneme, Ca. Prior to that, between 8/87 - 9/88, Mr. Lozinsky worked as a programmer analyst for PaineWebber Strategic Technology Department, on the PaineWebber Backup System to the Maine Network at the Weehaken Center in NJ. Prior to that, during 8/85 - 5/87, Mr. Lozinsky worked as a programmer and systems analyst for Merrill Lynch, Real Time Pricing Group that delivers NYSE financial data to different departments of Merrill Lynch. Mr. Lozinsky holds MS/CS from Stevens Institute of Technology in Hoboken NJ, 1/89. He also holds BS/CS from Polytechnic Institute of NY, 1/84.

Mr. Arne Dunhem was appointed a Director and Treasurer of the Company in February 2002. Mr. Dunhem has over twenty-eight years general management and engineering experience with large complex multinational corporations, large international organizations as well as early stage technology companies. He has been instrumental in arranging more than $300 million in investor and vendor financing commitments and is knowledgeable in all aspects of business, management, information systems, network operations and engineering. Between July 2001 and January 2002 Mr. Dunhem was working as a strategic business consultant and was in January 2002 hired by Neoreach, Inc. as its President & CEO. Mr. Dunhem was between November 1998 and June 2001 the Chairman & CEO of erbia, Inc. a long-distance communications company where he took the company from its start-up phase through the sale of the operation to another company. He was working between January 1998 and October 1998 as a strategic business consultant. Prior to this he was between 1993 and September 1997 the Chairman of Tele8 Kontakt AB, a Swedish nationwide start-up wireless operator and also between 1993 and December 1997 the Chairman of Nordiska Tele8 AB of Sweden, a long distance and local telephone service company. Here again, he took the company from its start-up phase through full operation and eventually the sale of the companies. Mr. Dunhem was between September 1989 and April 1990 the Executive Vice President, Engineering & Operations of Comvik Skyport AB, a Swedish telecommunications company providing satellite and data communications services. During the period September 1978 and June 1989 Mr. Dunhem was with INTELSAT, Washington, D.C., an international satellite communications organization in a capacity growing from staff engineer to program manager where he had responsibilities for building-up some of the world's largest command, control and monitoring networks. He has also been with the Saab-Scania corporation and the Swedish Telecom. He has lived in the Washington, D. C. area since 1978.

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

Mr. Kyung (Ken) Min, Senior Vice President, New Technologies of NeoReach, Inc. is a seasoned professional with twenty years of experience in the cellular and digital communications industries, Ken has specialized in the areas of business development, marketing, systems integration and engineering. Ken has had extensive experience in designing and marketing emerging technologies including GSM, CDMA, PCS, W-CDMA, small area base stations, and satellite communications. During his eleven years between May 1981 and June 1992 with Motorola, the Senior Product Manager of the Cellular Business Marketing and Sales unit developed wireless devices, including base stations, and formed strategic alliances to ensure product market entry on-time and within budget. Min spent more than three years between July 1992 and December 1995 as the General Manager for Telecommunications R&D at Samsung Electronics, heading the development of IS-95 CDMA, followed between January 1996 and June 1998 by a successful directorship of the PCS unit at Hyundai Electronics where Min managed two hundred engineers and technical marketing staff. Min represented Samsung and Hyundai in the CDMA Development Group (CDG) steering committee from 1994-1998. Min served between October 1998 and February 2000 with Hughes Network Systems as the Technical Director for mobile satellite projects with responsibilities for project management and system integration. As the founder in February 2000 of NeoReach, Min now serves in a capacity where he can most effectively capitalize on his experience in engineering and business development. Min earned his Master of Engineering at the Institution of Illinois Technology and holds a bachelor's degree in Computer Science from the University of Illinois.

Our Board of Directors, as of March 31, 2002, consisted of Messrs. Lozinsky, Dunhem and Smith listed above.

Subsequent to the period covered under this report, Mr. Smith, on April 1, 2002, resigned from the Board of Directors of the Company. His position has currently not been filled on the Board.

Subsequent to the period covered under this report, Mr. Min, on November 13, 2002, resigned from the Board of Directors of Neoreach, Inc. His position has currently not been filled on the Board.

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


                                                                              Long Term Compensation
                                                                      -----------------------------------
                                                                               Awards
                                                                      -----------------------
                                          Annual Compensation         Restricted   Securities     Payouts
                            -----------------------------------------                            --------
                             For Fiscal                                  Stock     Underlying      LTIP      All Other
                             Year Ended   Salary    Bonus      Other    Awards       Options      Payouts   Compensation
Name And Principal Position  March 31,     ($)       ($)        ($)       ($)       SARS (#)        ($)       ($) (1)
--------------------------- -----------  --------  -------    -------   ------    ---------   ----------   -------------

Daniel Lozinsky                 2002       $ 0       $ 0        $ 0       $ 0           0            0       $ 140,250
CEO/Chairman                    2001       $ 0       $ 0        $ 0       $ 0           0            0          $ 0
                                2000       $ 0       $ 0        $ 0       $ 0           0            0          $ 0
------------------------------------------------------------------------------------------------------------------------
Arne Dunhem                     2002       $ 0       $ 0        $ 0       $ 0           0            0       $ 195,250
Director                        2001       $ 0       $ 0        $ 0       $ 0           0            0          $ 0
                                2000       $ 0       $ 0        $ 0       $ 0           0            0          $ 0
------------------------------------------------------------------------------------------------------------------------
Scott Smith                     2002     $ 53,652    $ 0        $ 0       $ 0           0            0        $ 80,000
Director & former CEO         2001 (2)  $ 218,750    $ 0        $ 0       $ 0           0            0          $ 0
                                2000       $ 0       $ 0        $ 0       $ 0           0            0          $ 0
------------------------------------------------------------------------------------------------------------------------
Ken Min (3)                     2002       $ 0       $ 0        $ 0       $ 0           0            0          $ 0
                                2001       $ 0       $ 0        $ 0       $ 0           0            0          $ 0
Executive Officer (NeoReach)    2000       $ 0       $ 0        $ 0       $ 0           0            0          $ 0
------------------------------------------------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------------------------------------
                              Beneficial
                              Ownership (1)
--------------------------------------------------------------------------------------------------------------
                                                                      Series A
                                       Common     Common Stock       Preferred                   Percent of
       Name and Address                Stock        Options (2)      Stock (3)   Total (4)      Ownership (5)
--------------------------------------------------------------------------------------------------------------
Daniel Lozinsky (6)
3204 Tower Oaks Blvd. #350
Rockville, MD 20852                  6,618,694          -             -          6,618,694        36.77%
--------------------------------------------------------------------------------------------------------------
Arne Dunhem (7)
3204 Tower Oaks Blvd. #350
Rockville, MD 20852                  2,601,244        210,519         -          2,811,763        15.44%
--------------------------------------------------------------------------------------------------------------
Ken Min (8)
3204 Tower Oaks Blvd. #350
Rockville, MD 20852                  2,833,156          -             -          2,833,156        15.74%
--------------------------------------------------------------------------------------------------------------
Scott Smith (9)
1240 Alexandra Blvd.
Chrystal Lake, IL 60014               533,455           -             -           533,455         2.96%
--------------------------------------------------------------------------------------------------------------
Cornell Capital Partners (10)
101 Hudson Street, Ste 3606
Jersey City, NJ 07302                 764,706           -             -           764,706         4.25%
--------------------------------------------------------------------------------------------------------------
Dungavel, Inc. (11)
c/o Valdy Administration,
British Colonial
Center of Commerce, One Bay
Street, 3rd Floor,
P.O. Box N-7115,
Nassau, Bahamas                        333,552           -             -           333,552         1.85%
--------------------------------------------------------------------------------------------------------------
All Others (12)                      4,317,128       2,996,887       35,378      7,314,192        36.32%
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
All executive officers and
  directors as a group
  (4 persons) (13)                   12,586,549       210,519         -          12,797,068       70.27%
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                   Total             18,001,935      3,207,406       35,378      21,209,518      100.00%
--------------------------------------------------------------------------------------------------------------

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

     (7) Includes, owned by Mr. Arne Dunhem, the following: 2,601,244 shares, 210,519 options vested and excercisable within 60 days, and 210,518 non-vested options. These options were granted under an Employment Agreement between Neoreach and Mr. Arne Dunhem dated January 4, 2002 and were converted to Mobilepro options upon the merger between Neoreach and Mobilepro. Mr. Dunhem is currently a Director of the Company. His address is c/o MobilePro Corp. 3204 Tower Oaks Blvd. Suite 350, Rockville, MD 20852.

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

In February of 2002, Mr. Daniel Lozinsky, the President of the Company loaned the Company a net amount of $44,262 to pay certain creditors at 5% interest due on demand. The officer has waived interest until April 2002.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits


     2.1 Articles of Merger of CraftClick.com, Inc. (a Utah corporation) and CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

     2.2 Plan of Merger of CraftClick.com, Inc. (a Utah corporation) with and into CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

     3.1 Certificate of Incorporation of CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

     3.2 By-Laws of CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

     3.3 Certificate of Amendment of Certificate of Incorporation of Mobilepro Corp (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on December 4, 2001 (File No. 333-74492)

     4.1 2001 Performance Equity Plan (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

     4.2 2001 Equity Performance Plan (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on December 4, 2001 (File No. 333-74492)

     10.1 Agreement and Plan of Merger dated as of June 1, 2001, between CraftClick.Com, Inc. a Delaware corporation, and Mobilepro Corp., a Delaware corporation, (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on June 20, 2001 (File No. 002-97869-D)

     10.2 Stock Purchase Agreement dated February 19, 2002 with Mr. Daniel Lozinsky and Dungavel, Inc., and another Stock Purchase Agreement dated February 19, 2002 with Mr. Daniel Lozinsky, Ms. Joann Smith and Mr. Scott Smith. Dungavel, Inc. (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on March 6, 2002 (File No. 002-97869-D)

     10.3 Agreement and Plan of Merger dated March 21, 2002, consummated April 23, 2002, between Neoreach, Inc., a Delaware company and Mobilepro. (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on April 5, 2002 (File No. 002-97869-D)

     10.4 Confidentiality and Non-disclosure Agreement dated April 9, 2002 between NeoReach, Inc. a Delaware corporation and Prime Circuits, Inc. (incorporated by reference to the Company's Form 10KSB/A Annual Report as filed with the Securities and Exchange Commission on October 4, 2002 (File No. 002-97869-D))

     23. Consent letter from Bagell, Josephs & Company, L.L.C. CPA, dated December 11 2002 (Filed herewith)

     99.1 Certification by Arne Dunhem, Chief Executive Officer and Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

b) Reports on Form 8-K

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

Subsequent to the period of this report, the Company filed a Current Report on Form 8-K dated April 5, 2002 with the Securities and Exchange Commission on March 21, 2002. On March 21, 2002, Mobilepro entered into an Agreement and Plan of Merger with NeoReach, Inc., a private Delaware company, pursuant to which a newly-formed, wholly-owned subsidiary of Mobilepro merged into NeoReach in a tax-free transaction. NeoReach is a development stage company designing state of the art modem solutions to support third generation (3G) wireless communications systems. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. On April 23, 2002, the Company issued 12,352,129 shares of its common stock in a one-for-one tax-free stock exchange to the holders of NeoReach's common stock pursuant to the Agreement. This was a cash-less transaction and there were no payments or finder's fees involved. The Board of Directors determined the consideration to be a fair compensation to the NeoReach shareholders. The issuance of the shares were valued at a fair value of $ 6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of our stock at that time. The valuation of Neoreach in the merger agreement was based on several factors, including that over twenty-five man-years of development efforts had been accumulated for achieving the prototype 3G modem boards for the base station applications, that a management team and engineering team were in place, that office and laboratory facilities were in place, that six patents had been filed or were already approved, and that contacts and relationships had already been established with potential customers both in the United States and Korea. The transaction concluded following arms-length negotiations. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act. The related parties from both the Company and Neoreach were Messrs. Daniel Lozinsky, Arne Dunhem, Scott Smith and Ken Min. Mr. Daniel Lozinsky who was a controlling stockholder of Mobilepro also owned approximately 32.5% of Neoreach.

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

Date:       December 11, 2002                                     MOBILEPRO CORP.



                                                                  Bys:   /s/  Arne Dunhem
                                                                      -------------------------------------------------------
                                                                              Arne Dunhem
                                                                              President and Chief Executive Officer
                                                                              (Principal financial and principal accounting officer)

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




 /s/ Arne Dunhem                                                              Chief Executive Officer and Chairman
-------------------------------------------
Arne Dunhem                                                                   (Principal financial and principal accounting officer)



/s/ Daniel Lozinsky                                                           Director
-------------------------------------------
Daniel Lozinsky

                                  CERTIFICATION

I, Arne Dunhem, certify that:

1.  I have reviewed this annual report on Form 10-KSB/A of Mobilepro Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 11,  2002

/s/  Arne Dunhem
Arne Dunhem
Chief  Executive  Officer
Principal Financial and Principal Accounting Officer

                            BAGELL, JOSEPHS & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS
                                 SUITES 400-403
                           200 HADDONFILED-BERLIN ROAD
                           GIBBSBORO, NEW JERSEY 08026

                        (856) 346-2828 FAX (856) 346-2882




December 11, 2002


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549


Re:         Form Amended 10KSB March 31, 2002

Ladies and Gentlemen:

We hereby consent to the incorporation by reference in the Amended 10KSB of Mobilepro Corp. (the "company") of our report dated July 10, 2002 on the Company's consolidated financial statements for the year ended March 31, 2002, which report contains and explanatory paragraph relating to certain significant risks and uncertainties which conditions raise substantial doubt about the Company's ability to continue as an ongoing concern relating to those consolidated financial statements of the Company as of and for the year ended March 31, 2002, Additionally, we consent to the use of our quarterly reviewed Mobilepro Corp. consolidated financial statements for the three months ended June 30, 2002.


We hereby consent to all references to our firm


/s/   Bagell, Josephs & Company, L.L.C.

BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Arne Dunhem, the Chief Executive Officer and Principal Financial and Principal Accounting Officer of Mobilepro Corp. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the amended Annual Report on Form 10-KSB/A of the Company for the fiscal year ended March 31, 2002 (the "Report") fully complies with the requirements of
Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated: December 11, 2002



                    /s/ Arne Dunhem
                    --------------------
                    Name: Arne Dunhem
                          ----------------
                    Title: President and Chief Executive Officer
                       (Principal Financial and Principal Accounting Officer)