Form 10KSB/A
period 2002-03-22
MOBILEPRO CORP
filed 2003-02-03
CIK 769592

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 KSB

                                 Amendment No. 3

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  COMMON STOCK
                                  -------------
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No  .
   --    --

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. { }

State issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of January 27, 2003, the aggregate market price of the voting stock held by non-affiliates was approximately $1,104,592.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 27, 2003, the Company had outstanding 19,516,788 shares of its common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ----    --



                                                   TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                                                        PAGE
-------------------------------------------------------------------------------------------------------------------


PART I............................................................................................................4

   ITEM 1.     DESCRIPTION OF BUSINESS............................................................................4
      BUSINESS....................................................................................................4
      CORPORATE HISTORY...........................................................................................6
      BUSINESS STRATEGY BEFORE THE MOBILEPRO MERGER...............................................................7
      BUSINESS STRATEGY AFTER THE MOBILEPRO MERGER AND BEFORE THE NEOREACH MERGER.................................7
      BUSINESS STRATEGY AFTER THE NEOREACH MERGER.................................................................8
      MARKET/INDUSTRY PROJECTIONS.................................................................................9
      FINANCIAL FUNDING NEEDS AND USE OF FUNDS...................................................................10
      PRODUCTS AND SERVICES......................................................................................10
      MARKETING AND COMPETITION..................................................................................10
      RESEACH AND DEVELOPMENT....................................................................................11
      INTELLECTUAL PROPERTY......................................................................................11
      GOVERNMENT APPROVALS.......................................................................................12
      RECENT DEVELOPMENTS........................................................................................12
   ITEM 2.     DESCRIPTION OF PROPERTY...........................................................................13
   ITEM 3.     LEGAL PROCEEDINGS.................................................................................13
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................13

PART II..........................................................................................................15

   ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................................15
      MARKET FOR COMMON STOCK....................................................................................15
      TRANSFER AGENT.............................................................................................15
      DIVIDEND POLICY............................................................................................16
      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.........................................16
      RECENT SALES OF SECURITIES.................................................................................17
   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........................................21
      FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION.....................................................21
      LIQUIDITY AND CAPITAL RESOURCES............................................................................22
      NEW ACCOUNTING PRONOUNCEMENTS..............................................................................22
      INFLATION..................................................................................................22
      PLAN OF OPERATION..........................................................................................22
      EMPLOYEES..................................................................................................25
      FORWARD-LOOKING INFORMATION................................................................................25
   ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................30
   ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............48

Part III.........................................................................................................48


   ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGEACT..............................................................48
      SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE....................................................50
   ITEM 10.       EXECUTIVE COMPENSATION.........................................................................51
      COMPENSATION OF DIRECTORS..................................................................................52
      OTHER COMPENSATION ARRANGEMENTS............................................................................52
   ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................52
      PRINCIPAL STOCKHOLDERS.....................................................................................52
   ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................54
      INVESTORS RIGHTS AGREEMENT.................................................................................55
      NEOREACH PURCHASE AGREEMENT................................................................................56
   ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K...............................................................56
      a) Exhibits................................................................................................56
      b) Reports on Form 8-K.....................................................................................57



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

The Company

Mobilepro is a development stage company whose business focus has been recently redirected towards developing solutions that are expected to support the 3G digital wireless network market through its wholly-owned subsidiary, NeoReach Inc. NeoReach intends to design, develop and manufacture 3G modem and data processing technologies in integrated circuits and associated prototype or demonstration printed circuit boards for

o        3G network base stations and,
o        3G handsets and other user equipment.

NeoReach intends to exclusively focus its products to be used for the medium and small area Base Stations since the market size and required quantity of these units is expected to be much greater than for the large area Base Stations.
In addition, NeoReach also intends to develop miniature radio frequency transceiver integrated circuits for the wireless markets, to include both the 3G base stations and the handsets. These integrated circuits are anticipated to be based on low-power technologies believed to be an important feature considering the small battery in a consumer cell phone. Power is only consumed in case the circuit actually is in operation.

NeoReach intends to initially focus its efforts on developing the technology for the 3G network base stations in the form of prototype or demonstration printed circuit boards. Upon the successful completion of these boards to include various testing of functions and demonstrations, we intend to develop semiconductor integrated circuits with the technology embedded. In some cases, we also intend to sell the prototype or demonstration printed circuit board to potential customers.

Handsets - each 3G compatible handset manufactured requires a modem as one of its components in order to communicate with the various base stations in the wireless network. NeoReach intends to develop and provide the modem solution as a semiconductor integrated circuit installed on a printed circuit board inside of the handset. NeoReach also intends to develop and provide the complete radio frequency transceiver as a semiconductor integrated circuit.

Our state-of-the-art modem solutions are anticipated to support the 3G wireless communications systems as defined by the worldwide W-CDMA standard and, in a later development stage, the GSM standard. The W-CDMA specifications standard has been defined such that the base station modem will properly communicate with the corresponding handset modems.

The NeoReach modem solutions are anticipated to be developed to provide key competitive advantages in the market place:

1) The base station modem is expected to be designed using two different types of transmission systems as defined by the W-CDMA standards. We believe that this is ideal for transmitting both voice and data.

2) NeoReach intends to offer a dense multi-channel modem with up to 64 user channels expanding in later versions to up to 256 user channels. This may allow operators to service more customers with the same base station. The number of user channels is primarily determined by how complex the semiconductor integrated circuit is. We intend to use commercially available integrated circuits which have a technology that we believe currently allows up to 64 user channels while we believe that the next generation of the commercially available integrated circuits that are anticipated to be made available in year 2003 are expected to provide adequate increased capacity. These commercially available integrated circuits may be used for many different applications, one being our anticipated use for the base station modem.

3) We believe that our modem theoretically may offer a coverage capacity as a threoretical target of three miles vs. the typical 0.6 miles, thereby enabling operators to service larger areas using medium and small area Base Stations instead of installing a more expensive large area Base Station. The theoretical coverage capacity is determined by a design choice for the modem that includes receiving and processing signals from handsets that are up to three miles away from the base station. This distance is determined by the maximum time it takes the signal to travel that distance. We believe that through our research and development activities and through theoretical modeling that our design can achieve the theoretical target capacity. This theoretical target has also been reviewed together with W-CDMA wireless experts from other companies.

4) Flexible Architecture that we believe may enable easy upgrades and modifications, thereby lengthening product life.

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

The Company is located at Mobilepro Corp., 3204 Tower Oaks Blvd., Suite 350, Rockville, Maryland 20852. As of February 1 2003, the Company will have a new address at 30 West Gude Drive, Suite 480, Rockville, Maryland 20850.


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

On March 21, 2002, Mobilepro entered into an Agreement and Plan of Merger with NeoReach, Inc., a private Delaware company, pursuant to which a newly-formed, wholly-owned subsidiary of Mobilepro merged into NeoReach in a tax-free transaction. NeoReach is a development stage company designing state of the art modem solutions to support third generation (third generation) wireless communications systems. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. On April 23, 2002, the Company issued 12,352,129 shares of its common stock in a one-for-one tax-free stock exchange to the holders of NeoReach's common stock pursuant to the Agreement. This was a cash-less transaction and there were no payments or finder's fees involved. The Board of Directors determined the consideration to be a fair compensation to the NeoReach shareholders. The issuance of the shares were valued at a fair value of $ 6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of our stock at that time. The valuation of NeoReach in the merger agreement was based on several factors, as described in the table below excluding intangible assets and goodwill, including that over thirty-three man-years of development efforts had been accumulated for achieving the prototype third generation modem boards for the base station applications, that a management team and engineering team were in place, that office and laboratory facilities were in place, that six patents had been filed or were already approved, and that contacts and relationships had already been established with potential customers both in the United States and Korea. The value of intangible assets and goodwill, such as contacts, relationships and potential customers, has not been included in the table below since it is difficult to estimate a real value, although it could be very significant, on these items. The transaction was concluded following arms-length negotiations. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act. The related parties from both the Company and NeoReach were Messrs. Daniel Lozinsky, Arne Dunhem, Scott Smith and Ken Min. Mr. Daniel Lozinsky who was a controlling stockholder of Mobilepro also owned approximately 32.5% of NeoReach.

Approximate valuation of Neoreach, Inc. (Excluding Intangible Assets and Goodwill)
Item                                                                      Approx. Value

Personnel, engineering man effort, 33 man-years                           $4.5 M
Patents, Awarded, Allowed, Pending, 6 each                                $1.8 M
Tangible Assets                                                           $0.2 M
                                                                          ------
Total Valuation (Excluding Intangible Assets and Goodwill)                $6.5 M


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

As result of the design effort to date, we believe that a preliminary version of the base station modem will be ready for field evaluation during the first quarter of 2003 with a multi-channel modem semi-conductor integrated circuit chip to be commercially available by the end of 2003. The chip is anticipated to be designed and developed by the Company, but we will expect the chip to be manufactured by a third party offshore it. Once this development milestone is reached, the Company believes that it can have the completed design for the handset modem chip commercially available by the end of 2004.

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

We also anticipate to review opportunities arising for strategic partnerships or possible acquisitions to increase our product and service offerings. Given the increased demand for wireless remote monitoring of industrial machinery, corporate computer networks, and various facilities at widely dispersed global locations in combination with the data processing of all gathered information, the Company intends to explore possible opportunities in this arena. We intend to consider licensing or teaming arrangements for the Company's technology working with other industry players in addition to potential acquisition opportunities. No funds have been allocated for these new initiatives.

NeoReach has signed a memorandum of understanding with RF Microelectronics Laboratory of the Information and Communications University of the Republic of Korea to cooperate in research, particularly in radio frequency integrated circuit development for the 3G W-CDMA standard. This specific integrated circuit, chipset, which is expected to support the W-CDMA standard, is also a required component in the consumer handsets and base stations managed by the mobile operators to support 3G wireless services. This co-development initiative has the potential to expand the NeoReach product suite beyond the Company's modem solutions currently in development and testing. This memorandum of understanding is non-binding on either party and additional agreements are necessary before the parties may collaborate together.

We have also announced a strategic technology alliance with Prime Circuits, Inc. of Maryland, a semiconductor development company. As part of the alliance, we expect to gain access to technical knowledge, personnel and low power semiconductor technology. This solution may target the consumer handsets and network transmission base stations to support 3G communications. As of December 9, 2002, no material terms of an agreement have yet been developed. There is no affiliation between Prime Circuits and our Company, its officers, directors and/or affiliates. The completion of an agreement is pending a joint review of mutual additional business opportunities and the current nature of the relationship is still under discussion.

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

MARKET SIZE AND OPPORTUNITY

The Company believes that the worldwide number of deployed base stations will more than double in the five-year period between 2001 and 2005. During that time, slightly more than 286,000 new base stations are expected to be placed into service each year, yielding annualized revenue of $56 billion, according to research reports published by Cahners In-Stat Group. Further, China is projected to represent the largest market and growth opportunity for new base station deployment.

In terms of revenue potential, Cahners estimates the 2001 revenues from semiconductors for the base station applications at approximately $6.5 billion to grow to nearly $10 billion by 2005.

On-time market availability of 3G-enabled handsets is critical to the roll-out of the services. Morgan Stanley, in published research reports, estimates that in 2002 alone, approximately 3.7 million handsets will be needed to support demand. This increases to nearly 75 million units in 2006. Going forward, handset replacement volume is expected to continually expand due to customer exposure to more choices in new phone features, prices and services.

FINANCIAL FUNDING NEEDS AND USE OF FUNDS

The Company believes it needs additional financing and may use a private placement offering or debt financing to raise such additional funds, to be used for the following:

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

PRODUCTS AND SERVICES

After the merger with Neoreach, the Company intends to develop products for the 3G markets. Its product line is initially intended to comprise of small area base station modem and handset modem integrated curcuits. These products with features considered by us are not currently available in the market. The Company believes that its products may be among the first to market and is expected to offer unique value to the manufacturer customers and the marketplace in general. The Company currently has a prototype available of a modem for the medium area base station.

The product line extension is expected to include radio frequency integrated circuit chip set. This integrated circuit is a highly complex and miniaturized chip of a size less than 1/4 inch by 1/4 inch that is a complete radio and transmitter system. The chip is specialized for the 1.9 GHz/2.1 GHz frequency bands used in Europe and Asia for the new 3G W-CDMA networks and may be used in both small area base stations and in 3G handsets. Future similar versions of the radio frequency integrated circuit chip may be developed for the similar 3G frequency bands used in the USA and Canada and may also be developed for Wireless-LAN applications, although operating in the 5 GHz frequency band. We intend to co-develop the product jointly together with the RF Microelectronics Laboratory of the Information and Communications University of South Korea based on a memorandum of understanding between our organizations. This memorandum of understanding is non-binding on either party and additional agreements are necessary before the parties may collaborate together.

There are no assurances that our products, once developed, will be accepted or marketable to our intended customers.

MARKETING AND COMPETITION

MARKETING

The Company intends to sell products and services through direct and indirect sales channels. The Company intends to have a direct sales force in North America, Europe and Asia. The sales organization will have directors in each of these areas of the world. The technical support team is expected to support the direct sales team. Target customers include manufacturers of base stations and other infrastructure equipment.

In addition to a direct sales channel, the Company intends to sells product through OEM agreements with other manufacturers. OEM means Original Equipment Manufacturer. Any OEM relationships may enable the Company's products to be embedded into the base stations. The business development team is expected to be responsible for initiating the relationships with the OEM partners and the sales team supports them on an ongoing basis.

The Company cannot assure you that its marketing efforts will be successful.

COMPETITION

The markets for our products are intensely competitive and subject to rapid technological advancement. We anticipate to identify and capture future market opportunities to offset the price erosion that characterizes our industry. Our method of competition is expected to offer products that may compete on performance, quality, reliability, price, adherence to industry standards, software and hardware compatibility, marketing and distribution capability, brand recognition and availability. We may not be able to develop new products at competitive pricing and performance levels. Even if we are able to do so, we may not complete a new product and introduce it to market in a timely manner. Our customers may substitute use of our products in their next generation equipment with those of current or future competitors.

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

RESEARCH AND DEVELOPMENT

Our product development efforts is expected to be focused on defining the functionality of the product and developing services for it. We believe the innovation and design of our product will play an important role in our success. We intend to identify and respond to the needs of our customers by introducing new designs with an emphasis on innovations in the functionality, simplicity and ease of use of our products and services.

We estimate that the amount of time spent during the last two years on research and development activities uniquely for our product and services was approximately $2,715 and $446,359 for the fiscal years ended March 31, 2002 and 2001, respectively. None of the cost of such activities were borne directly by customers. We have no individual people engaged in research and development activities.

INTELLECTUAL PROPERTY

As of January 23, 2003, we had filed a total of six patent applications which were pending with the U.S. Patent and Trademark Office (PTO) in the area of "Smart Antenna" technology. As of January 23, 2003 we have been granted approval of five patents and one patent application is still pending approval. The five approved patents are as follows:

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

     5. "Direction of Arrival Angel Tracking Algorithm For Smart Antennas" with PTO Patent Number 6,483,459, issue date November 19, 2002

"Improvement of PN Code Chip Time Tracking with Smart Antenna", a patent application filed on February 6, 2002 with Docket #3228-007-64 and serial number 10/066,762 is pending - awaiting first Office Action from Patent Office.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our offices are located at 3204 Tower Oaks Blvd., Suite 350, Rockville , MD 20852. The offices consisting of approximately 5,680 square feet of office space are sub-leased from PrimeWire, Inc. with a monthly rental rate of $11,356. The current sub-lease agreement terminated on September 30, 2002 and we initiated a re-negotiation with the landlord directly. We signed and executed a month-by-month lease agreement with the landlord directly on September 26, 2002. We have also initiated discussions with other potential new office locations at lower monthly rental rate. We have a preliminary agreement for lease of office space at 30 West Gude Drive, Suite 480, Rockville, Maryland 20850. The new offices consisting of approximately 3,500 square feet of office space, that can expanded to approximately 7,000 square feet alternatively to as much as approximately 13,000 square feet, will be sub-leased from Amisys, LLC with a monthly rental rate of $4,500. The lease agreement has not yet been mutually signed and executed. We believe that this facility is adequate to meet our needs in the near future. In the event our business expands, we believe we will have an ability to expand within the same facility.

As of March 31, 2002, we employ one person. Subsequent to the period of this report and effective with the merger with Neoreach, the Company will employ nine people. If the business grows as we plan, we anticipate that we will need additional persons to fill administrative, sales and technical positions.

ITEM 3.  LEGAL PROCEEDINGS

As of March 31, 2002, we are not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of our knowledge, against us. An employee of the Company filed a formal complaint against the Company on October 29, 2002 with the State of Maryland, Department of Labor, Licensing and Regulation for a claim for unpaid wages. The employee claims a total of $49,866.67 for unpaid wages from August 2001 through October 2002. The Company is negotiating a settlement with the employee with respect to the claim.

The Company and Neoreach, Inc. were on December 31, 2002 served with three complaints in the United States District Court for the District of Maryland in three separate actions seeking relief for failure to pay wages and breach of contract. The three plaintiffs are in the three separate actions seeking relief of approximately $59,334.67, $65,383.34 and $60,750.00 respectively. The Company is negotiating settlements with the employees with respect to the claims.

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

--------------------------------------------- ------------- ------------------
QUARTER ENDED                                     HIGH             LOW
--------------------------------------------- ------------- ------------------
March 31, 2002                                    4.00            1.05
December 31, 2001                                 4.00            0.19
September 30, 2001                                3.95            0.06
June 30, 2001                                     2.00            0.15
--------------------------------------------- ------------- ------------------
March 31, 2001                                    0.19            0.02
December 31, 2000                                 0.53            0.03
September 30, 2000                                2.00            0.38
June 30, 2000                                     3.88            0.88
--------------------------------------------- ------------- ------------------
March 31, 2000                                    2.88            1.50
December 31, 1999                                 3.75            1.25
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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                      Equity Compensation Plan Information
                                 (As of 3/31/02)

     Equity Compensation Plan Categories  Number of securities to       Weighted average       Number of securities
                                          be issued upon exercise       exercise price of       remaining available
                                          of outstanding options,     outstanding options,      for future issuance
                                            warrants and rights        warrants and rights
     ------------------------------------ ------------------------- -------------------------- ----------------------
     Approved by security holders
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

In August 2000, we granted 1,903,574 common stock options valued at $475,000 for a Note Receivable for the same amount. The options were granted pursuant to the "2000 Stock Option Plan". As of March 31, 2001, we had granted a total of 2,562,250 additional options pursuant to the "2000 Stock Option Plan", not including the initial 1,903,574 common stock options. We believe that the Company for these options received no proceeds since they were never exercised. These options were granted to employees and consultants and were vesting over a period of up to 4 years with an exercise price of $1.00. Since these options were granted, 1,186,000 were cancelled and 850,125 expired due to termination of employee relationships, i.e. only 526,125 remained as options as of March 31, 2001. We believe that none of the remaining options were ever exercised and that all these remaining granted options expired effectively as part of the merger between Mobilepro and CraftClick.com on June 6, 2001.

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

In September 2002 we shipped our prototype base station modem (version 1.0) to a prospective customer who planned to use it for test and demonstration purposes. No payment was received from the shipment since it was for demonstration purposes only. This prototype version of the modem is currently available in printed circuit board format and we intend to make it available to other potential customers. Continued product development is anticipated to evolve the base station modems from the boards to application specific integrated circuits. The integrated circuits are custom products that are designed for only one customer and can be sold only to that one customer; we are that customer and we intend in turn to resell to our customers for their particular applications. The printed circuit board version of the base station modem is approximately 24 inches long by 16 inches wide and is built using discrete electronic components such as integrated circuits, transistors, capacitors and resistors. We intend to miniaturize most of the modem functions on this board to two individual semiconductor chips, or integrated circuits, each of the approximate size of one by one inch. One of the chips is commercially available for purchase and is expected to be programmed with our proprietary software that is part of our technology while the other chip is expected to be customized and manufactured for our specific applications.

2. The Company intends to continue its research & development activities within the three main projects as defined below:

     1.   Base Station Modem Integrated Circuit
     2.   Handset Modem Integrated Circuit
     3.   Radio Frequency Integrated Circuit

We intend to develop each project over several development phases that normally include project definition, system engineering, prototype manufacturing, integrated circuit manufacturing, testing, also called beta testing, and general availability. The project definition phase reviews existing technology standards and market research to include other possible comparable products already in the market place and will typically lead to a design definition and finally a project definition with draft requirements definitions. The project definition typically has duration of 2 - 3 months with work efforts from both business development people and engineers. The system design phase normally involves significant engineering effort that may have duration of 3 - 6 months to include preparation of actual detailed specifications, drawings and schematics, certain software development and initial computer modeling or simulation of the functions of the circuits. The prototype manufacturing normally involves during 2 - 3 months the preparation and manufacturing of physical hardware such as a prototype printed circuit board. The manufacturing of this board requires the procurement of electronic components to demonstrate the overall functions of the project. Software development will normally continue throughout this phase. The phase with the prototype testing would typically last 3 - 4 months and will pass the prototype printed circuit board through a number of detailed tests to include functional tests and interface tests, i.e. tests to verify that the functions of the prototype printed circuit board will work as expected versus other equipment or units that it is designed to work with. The actual integrated circuit manufacturing that typically lasts 2 - 4 months may not start until there is a high level of confidence that the designed prototype printed circuit board works and operates as expected. The manufacturing and production of an integrated circuit is typically a time consuming and expensive process and it is critical that only an absolute minimum design mistakes have been made. The manufacturing may initially produce only a few samples of the integrated circuits for demonstration and testing. The following testing lasting typically 2 - 3 months, also called beta testing, is the first activity when a real integrated circuit has been made available for rigorous testing in a laboratory environment. Engineers for their possible changes and improvements to the design may typically review any problems discovered during the testing. Finally, general availability of the developed circuit is expected to be declared when all testing have been found satisfactory and the high volume production of the circuit has been initiated. The total process varies in time depending on the complexity of the project but may typically last 12 - 18 months.

The man effort required for the different development phases we have defined vary but is expected to consist primarily of engineers of different skills to include typically system design, circuit design, electrical and mechanical design, software design and programming, and integrated circuit design and development. At the peak of development, we estimate an anticipated need of approximately 38 engineers supported by various G&A personnel.

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

--------------------------- --------------- ------------ ---------------- ------------- --------------- -------------- ------------
                               Project        System        Prototype      Prototype          IC          Beta Testing   General
                              Definition      Design      Manufacturing     Testing      Manufacturing                 Availability
--------------------------- --------------- ------------ ---------------- ------------- --------------- -------------- ------------
Base Station V1.0 Modem          2000          2001          1Q2002          3Q2002           N/A             N/A           1Q2003
Board
--------------------------- --------------- ------------ ---------------- ------------- --------------- -------------- ------------
Base Station Modem              1Q2003        2Q2003         3Q2003          4Q2003         4Q2003           1Q2004         2Q2004
Integrated Circuit
--------------------------- --------------- ------------ ---------------- ------------- --------------- -------------- ------------
Handset Modem Integrated        2Q2003        3Q2003         1Q2004          2Q2004         3Q2004           3Q2004         4Q2004
Circuit
--------------------------- --------------- ------------ ---------------- ------------- --------------- -------------- ------------
Radio Frequency                 1Q2003        2Q2003         3Q2003          3Q2003         4Q2003           4Q2003         1Q2004
Integrated Circuit
--------------------------- --------------- ------------ ---------------- ------------- --------------- -------------- ------------

The table below provides the estimated project development costs for the three different main projects.

-------------------------------------- -------------------------- ------------------------- --------------------------
 Estimated Project Development Costs     Dec 2002 - June 2003         July - Dec 2003           Total for Period
-------------------------------------- -------------------------- ------------------------- --------------------------
Base Station Modem Board and                  $2,100,000                 $2,300,000                $4,400,000
Integrated Circuit
-------------------------------------- -------------------------- ------------------------- --------------------------
Handset Modem Integrated Circuit               $700,000                  $1,800,000                $2,500,000
-------------------------------------- -------------------------- ------------------------- --------------------------
Radio Frequency Integrated Circuit             $800,000                  $1,100,000                $1,900,000
-------------------------------------- -------------------------- ------------------------- --------------------------
Circuit
-------------------------------------- -------------------------- ------------------------- --------------------------
Total Estimated Development Costs             $3,600,000                 $5,200,000                $8,800,000
-------------------------------------- -------------------------- ------------------------- --------------------------


The estimated financing/liquidity needs for the period of December 2002 through June 2003 is approximately $3,600,000 and for the period July - December 2003 is approximately $5,200,000, i.e. the aggregate for the period December 2002 through December 2003 is estimated to be approximately $8,800,000. We believe that some revenues will be received during year 2003 from the sale of our products and supporting services and this revenue may reduce the financing/liquidity needs. The sources of additional funding to support the development are primarily three; the equity line of credit from Cornell capital, the raising of private funds through private placement memoranda, and from credits or equity contributions from strategic partners. We intend to constantly seek alternative funding sources to supplement these three primary sources. Since the equity line of credit with Cornell capital spans over 24 months we may not be able to raise more than a maximum of $4,500,000 over the first 12 months from Cornell Capital. For full project funding, this means that a minimum of approximately $3,100,000 may need to be funded included funds from revenues during the year and through private placement arrangements, from credit or equity contributions from strategic partners or through other alternative sources. Should it become apparent that we cannot raise the funds as anticipated then we intend to re-evaluate the priorities between the developments of the three main projects. We anticipate to attempt to reduce the development costs by outsourcing some of the development activities to engineering firms overseas and by acquiring licenses to developed technology that we may integrate with our own developed technology.

We anticipate that the next generation (version 2.0) of our base station modem board is anticipated to incorporate up to 256 channels - up from the currently offered 4 channels. The significance of this is that the more channels a modem board has the fewer number of individual modem boards may be required for a particular base station. This means that the base station equipment can be much smaller in size, consume less power and be less expensive to manufacture and install. It also means that a new type of miniaturized base stations can be developed to incorporate the small area base station. In addition to the base station modem, we intend to develop radio frequency integrated circuit chipsets for the wireless markets. These chipsets may be designed to support the GSM and the W-CDMA markets. Product development cycle of these chipsets is typically 12 to 14 months. We intend to outsource the manufacturing of the chipsets to a third party, essentially categorizing MobilePro as a Fab-less developer of semiconductors. A Fab-less semiconductor developer typically outsources its manufacturing entirely and limits its activities to testing the manufactured chips. Our current plans assume the development of this generation of the base station board to start mid-2003 with commercial products available mid-2004.

The estimated financing/liquidity need for the period of January 2004 through December 2004 is approximately $10,200,000. We believe that significant revenues may be generated during the year 2004 from the sale of our products and this revenue may reduce our financing/liquidity needs. The sources of additional funding to support the development are primarily three; the equity line of credit from Cornell capital, the raising of private funds through private placement memoranda, and from credits or equity contributions from strategic partners. We intend to constantly seek alternative funding sources to supplement these three primary sources. Since the equity line of credit with Cornell capital is a commitment of $10,000,000 over 24 months we may not be able to raise more than a maximum of $4,600,000 over the months 13 - 24 from Cornell Capital in addition to funds raised during year 2003. Should the Company decide to draw down maximum available amount from Cornell capital during the year 2004, then this means for full project funding, that an additional minimum of approximately $5,600,000 may need to be funded including funds from revenues during the year and through private placement arrangements, from credit or equity contributions from strategic partners or through other alternative sources. Should, like for the plan of operation during year 2003, it become apparent that the revenues may be inadequate or that we cannot raise the funds as anticipated, we intend to re-evaluate the priorities between the developments of the three main projects. We intend to continue to attempt to reduce development costs by outsourcing some of the development activities to engineering firms overseas and by acquiring licenses to developed technology that we may integrate with our own.

The sales cycle for our products is about 6 to 9 months. Currently MobilePro intends to offer our prototype modem board to potential prospects. MobilePro's primary markets are Europe and Asia with North America being the secondary market. We intend to build a sales team in these regions to support its customers. In addition to investing in a direct sales force, we intend to continue to develop business relationships with potential partners who can serve as an indirect sales channel for our products. We anticipate that our marketing and sales team will gradually grow from one person in January 2003 to approximately seven persons by year-end 2003 and approximately nine persons by year-end 2004. The estimated cost during the year 2003 for the marketing and sales team is approximately $650,000 and during the year 2004 approximately $1,200,000. The growth of the marketing and sales team is expected to primarily be during the year 2003. In addition to these estimated personnel expenses we also have expenses for sales collateral, documentation, and various marketing and sales campaigns. The funding for the marketing and sales activities was included in the estimates for the overall plan of operation described above and no separate funding is sought for marketing and sales activities.

Typical price points for the version 1.0 of the board begin at $10,000.

As a result of the Plan, we expect a significant increase in the number of employees by mid 2003 to possibly over 50 employees. The increase in number of employees consist primarily of engineers with an anticipated need of approximately 38 engineers and a total of approximately 12 G&A personnel including marketing and sales personnel by year-end 2003. The funding for the increase in employees is included in the overall plan of operation and funding for year 2003.

The overall plan of operation and funding for year 2003 includes proceeds received from the Equity Line of Credit, a private placement offering or debt financing, which the Company intends to use for the following general purposes:
1) Complete the initial phases of the design and development of advanced modems for both the base station and handset markets:
          a. Invest in laboratory facilities including test and simulation equipment with anticipated costs as described above.
          b. Acquire or license certain intellectual property related to the development of modems and communications semiconductor and component technology.
2) Develop plans for third party manufacturing to support the business goals of the Company with anticipated costs as described above.
3) Expand the product offerings of the Company to include radio frequency integrated circuit development with anticipated costs as described above.
4) Develop direct and indirect sales and marketing channels for the Company's products and services:
          a. Develop business partnerships that embrace the Company as their modem supplier for their advanced cellular handsets and user equipment.
          b. Develop plans for extending our solution offerings for use in additional global markets such as Asia and Europe.
5) Pay-down certain debt, such as a convertible debenture from Cornell Capital in the amount of $250,000 plus accrued interest. We also intend to pay-down part of debt owed to Mr. Daniel Lozinsky, a Director, and Mr. Arne Dunhem, an officer and Director, during 2003. The total amount that we plan to pay to Mr. Lozinsky and Mr. Dunhem during 2003 is approximately $100,000 out of a total outstanding amount of $277,617.
6) General working capital purposes.

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

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO RECURRING LOSSES AND WORKING CAPITAL SHORTAGES, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.
The report of our independent accountants on our March 31, 2002 financial statements, as noted in Note 4 and our March 31, 2001 financial statements, as noted in Note 2 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to our lack of any revenue-generating activities and substantial operating losses. As a result of our acquisition of NeoReach effective in April 2002, we have continued to incur substantial debt obligations. We anticipate that we will incur net losses for the immediate future. We expect our operating expenses to increase significantly, and, as a result, we will need to generate increased monthly revenue if we are to continue as a going concern. To the extent that revenue does not grow at anticipated rates, we do not obtain additional funding, or that increases in our operating expenses precede or are not subsequently followed by commensurate increases in revenue, or that we are unable to adjust operating expense levels accordingly, we may not have the ability to continue on as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE ARE AT DEVELOPMENT STAGE AND HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN BASE YOUR INVESTMENT DECISION.

The Company had a major shift in its business strategy in June 2001. It was not until June 2001 that the Company focused on the integration and marketing of complete mobile information solutions that satisfy the needs of mobile professionals. The Company acquired NeoReach, another development stage company, in April 2002. We only very recently redirected our focus towards solutions supporting the third generation wireless market. We have a limited operating history upon which to evaluate our business plan and prospects. If we are unable to obtain additional external funding or generate revenue from the sales of our products, we could be forced to curtail or cease our operations.

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

WE FACE INTENSE COMPETITION FROM COMPANIES THAT HAVE MANY ADVANTAGES COMPARED TO OUR COMPANY.

We currently face significant competition in the telecommunications industry, and expect that this competition will continue, particularly with respect to the market within the telecommunications industry for wireless modem technology. Our competitors include Qualcomm, Nokia, Ericsson, Siemens, Motorola, Samsung and PrairieComm among others. Many of these competitors have advantages, including:

     o    existing rights to competing and emerging technologies;
     o    longer operating histories and presence in key markets;
     o    greater name recognition; and
     o greater financial, sales and marketing, manufacturing, distribution, technical and other resources.

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

IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE WIRELESS COMMUNICATIONS INDUSTRY, OUR FUTURE GROWTH AND OPERATING RESULTS WILL SUFFER. Our ability to compete effectively with our competitors depends on the following factors, among others:

     o the performance of our modem technology in a manner that meets customer expectations;
     o the success of our efforts to develop effective channels of distribution for our products;
     o our ability to price our products that are of a quality and at a price point that is competitive with similar or comparable products offered by our competitors;
     o    general conditions in the wireless communications industry;
     o the success of our efforts to develop, improve and satisfactorily address any issues relating to our modem technology; and
     o the timely delivery and successful implementation of new technologies deployed in connection with any 3G services offered by the national and international wireless communications service providers.

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

CONSOLIDATIONS IN THE WIRELESS COMMUNICATIONS INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS TO INCLUDE A REDUCTION OR ELIMINATION OF OUR PROPORTIONATE SHARE OF THE EMERGING MARKET.
The wireless communications industry has experienced consolidation of participants, and this trend may continue. If wireless carriers consolidate with companies that utilize technologies that are similar to or compete with our wireless modem technology, our proportionate share of the emerging market for wireless modem technologies may be reduced or eliminated. This reduction or elimination of our market share could cause us to reduce or cease operations.

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

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO RECURRING LOSSES AND WORKING CAPITAL SHORTAGES, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING
The report of our independent accountants on our March 31, 2002 financial statements, as noted in Note 4 and our March 31, 2001 financial statements, as noted in Note 2 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to our lack of any revenue-generating activities and substantial operating losses. As a result of our acquisition of NeoReach effective in April 2002, we have continued to incur substantial debt obligations. We anticipate that we will incur net losses for the immediate future. We expect our operating expenses to increase significantly, and, as a result, we will need to generate increased monthly revenue if we are to continue as a going concern. To the extent that revenue does not grow at anticipated rates, we do not obtain additional funding, or that increases in our operating expenses precede or are not subsequently followed by commensurate increases in revenue, or that we are unable to adjust operating expense levels accordingly, we may not have the ability to continue on as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANAGEMENT OF THE COMPANY CONTROLS 66.6% OF OUR COMMON STOCK ON A FULLY DILUTED BASIS, AND THEY WILL HAVE THE ABILITY TO CONTROL MATTERS REQUIRING STOCKHOLDER APPROVAL.
As a result, these management stockholders will have significant influence in matters requiring stockholder approval, including the election and removal of directors, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of the Company's assets, and the control of the management and affairs of the Company. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from attempting to obtain control of the Company, which in turn could have an adverse effect on your investment.

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



                          INDEX TO FINANCIAL STATEMENTS



                                                                                              PAGE(S)
                                                                                              -------
AUDITED FINANCIAL STATEMENTS

     Report of Independent Certified Public Accountants                                       31

     Balance Sheet as of  March 31, 2002                                                      32-33

     Statements of Operations for the year ended March 31, 2002 and for the period July 14, 2000 (Inception)
        through March 31, 2001 with Cumulative Totals Since Inception                         34

     Statements of Changes in Stockholders' (Deficit) for the
       years ended  March  31, 2002 and 2001 including the former company Craftclick.com, Inc. and the reverse acquisition
        that occurred as of June 1, 2001.                                                     35-36

     Statements of Cash Flows for the year ended March 31, 2002 and the period
        July 14, 2000 (Inception) through
        March 31, 2001 with Cumulative Totals Since Inception                                 37

     Notes to Financial Statements                                                            38-47


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

BAGELL, JOSEPHS & COMPANY, L.L.C.
                       BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
January 31, 2003

                                  MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2002



                                     ASSETS

CURRENT ASSET
   Cash                                                $        154
                                                       -------------



TOTAL ASSET                                            $        154
                                                       =============






   The accompanying notes are an integral part of these financial statements.

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2002




                          LIABILITIES AND STOCKHOLDERS' DEFICIT



LIABILITIES
Due to officer                                                              $    44,262
Short-term debt                                                                  75,000
Accounts payable and accrued expenses                                           187,663
                                                                            ------------
  TOTAL LIABILITIES                                                             306,925
                                                                            ------------

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value, authorized
     5,000,000 shares, and 35,425 shares
     issued and outstanding                                                          35
   Common stock, $.001 par value, authorized 50,000,000
     shares, and 4,175,492 shares issued and outstanding                          4,176
   Additional paid-in capital                                                 3,596,613
   Deficit accumulated during development stage                              (3,907,595)
                                                                            ------------

  TOTAL STOCKHOLDERS' DEFICIT                                                  (306,771)
                                                                            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $       154
                                                                            ============







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
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                                                                                         CUMULATIVE
                                                                                                        TOTALS SINCE
                                                                                 2002          2001       INCEPTION
                                                                             ------------  ------------  ------------
REVENUES                                                                     $         -   $         -   $         -

COST OF SALES                                                                          -             -             -
                                                                             ------------  ------------  ------------

GROSS PROFIT                                                                           -             -             -

GENERAL AND ADMINISTRATIVE EXPENSES                                            3,147,119     1,009,193     4,156,312
                                                                             ------------  ------------  ------------

LOSS BEFORE OTHER INCOME                                                      (3,147,119)   (1,009,193)   (4,156,312)

OTHER INCOME (EXPENSES)
   Interest income                                                                    56             -            56
   Forgiveness of debt                                                           276,738             -       276,738
   Other expense                                                                 (27,608)            -       (27,608)
   Interest expense                                                                 (469)            -          (469)
                                                                             ------------  ------------  ------------
                                                                                       -
  TOTAL OTHER INCOME (EXPENSES)                                                  248,717             -       248,717
                                                                             ------------  ------------  ------------

NET LOSS BEFORE PROVISION
FOR INCOME TAXES                                                              (2,898,402)   (1,009,193)   (3,907,595)
   Provision for income taxes                                                          -             -             -
                                                                             ------------  ------------  ------------

NET LOSS APPLICABLE TO COMMON SHARES                                         $(2,898,402)  $(1,009,193)   (3,907,595)
                                                                             ============  ============  ============

NET LOSS PER BASIC AND DILUTED SHARES                                        $     (0.44)  $     (0.11)  $     (0.60)
                                                                             ============  ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                            6,462,746     8,750,000 *   6,462,746
                                                                             ============  ============  ============

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


                                                                                                                           NET
                                       COMMON STOCK                PREFERRED STOCK        ADDITIONAL     ACCUMULATED  STOCKHOLDERS'
CRAFTCLICK.COM, INC. ACTIVITY:   SHARES           AMOUNT        SHARES       AMOUNT        CAPITAL        DEFICIT       DEFICIT
-----------------------------  -------------  ----------------  ---------  ------------  --------------  ----------- --------------
BALANCE - MARCH 31, 2000        16,931,444            16,931    101,000           101       5,354,232   (2,848,780)    2,522,484

Issued preferred shares
under PPM April-June, 2000          38,000                38    379,962             -         380,000

Issued common and preferred
shares for debt,
December 31, 2000               25,000,000            25,000      1,000             1          84,999            -       110,000

Issued common shares for
assets/acquired companies          430,000               430          -             -         322,070            -       322,500

Options granted for Note
Receivable                       1,903,574             1,904          -             -         473,096            -       475,000

Issued stock for investment        500,000               500          -             -         499,500            -       500,000

Issued stock for services        4,040,000             4,040          -             -       1,280,883            -     1,284,923

Net loss for year ended
March 31, 2001                           -                 -          -             -               -   (5,630,700)   (5,630,700)
                             -------------  ----------------  ---------  ------------  --------------  -----------  --------------


BALANCE - MARCH 31, 2001        48,805,018            48,805    140,000           140       8,394,742   (8,479,480)      (35,793)

Stock issued in conversion
  of preferred
  stock into common stock        6,877,678             6,878   (104,622)         (105)         (6,773)           -             -

Consolidation of shares
   due to corporate
   change in domicile          (55,125,493)          (55,125)         -             -          55,125            -             -

Issuance of common stock
   as part of Craftclick
   acquisition of Mobilepro      8,750,000             8,750          -             -          (8,750)           -             -

Net loss Craftclick for
   April 1, 2001 to
   May 31, 2001                          -                 -          -             -               -         (377)         (377)

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

                                                                                         ADDITIONAL                    NET
                                                    COMMON STOCK       PREFERRED STOCK    PAID-IN      ACCUMULATED  STOCKHOLDERS'
                                                 SHARES      AMOUNT    SHARES  AMOUNT     CAPITAL       DEFICIT       DEFICIT
                                              ------------  ---------  ------  -------  ------------  ------------  ------------
MOBILEPRO CORP ACTIVITY:
Recapitalization due to merger - Craftclick             -          -        -        -   (8,479,857)    8,479,857             -

Recapitalization due to merger - Mobilepro              -          -       47        -    1,009,194    (1,009,194)            -

Issuance of shares to cover convertible debt    3,000,000      3,000        -        -      477,000             -       480,000

Issuance of common stock for services
  and salaries                                  2,600,000      2,600        -        -      413,400             -       416,000

Issuance of common stock for services           1,500,000      1,500        -        -      246,000             -       247,500

Issuance of common stock for warrants             330,000        330        -        -      577,170             -       577,500

Issuance of common stock for services              25,000         25        -        -        1,225             -         1,250

Reverse stock split                           (16,677,711)   (16,678)       -        -       16,678             -             -

Issuance of common stock for services           3,000,000      3,000        -        -      237,000             -       240,000

Issuance of common stock for services             106,000        106        -        -      111,194             -       111,300

Conversion of debt for issuance of common
   shares                                          25,000         25        -        -       26,225             -        26,250

Issuance of common stock for services             960,000        960        -        -      527,040             -       528,000

Net loss for the year                                   -          -        -        -            -    (2,898,401)   (2,898,401)
                                              ------------  ---------  ------  -------  ------------  ------------  ------------

BALANCE MARCH 31, 2002                          4,175,492   $  4,176   35,425  $    35  $ 3,596,613   $(3,907,595)  $  (306,771)
                                              ============  =========  ======  =======  ============  ============  ============

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
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                                                                    CUMULATIVE
                                                                                   TOTALS SINCE
                                                            2002          2001       INCEPTION
                                                        ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $(2,898,402)  $(1,009,193)  $(3,907,595)
                                                        ------------  ------------  ------------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
(USED IN) OPERATING ACTIVITIES:
   Forgiveness of debt                                     (276,738)            -      (276,738)
   Increase in accounts payable                             158,435       365,301       523,736
   Issued common stock for services, compensation and
      conversion of debt                                  2,627,800       593,859     3,221,659
                                                        ------------  ------------  ------------
  NET CASH USED IN OPERATING ACTIVITIES                    (388,905)      (50,033)     (438,938)
                                                        ------------  ------------  ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
   Issued stock for cash                                          -           100           100
   Proceeds from borrowings, net                            344,730        50,000       394,730
   Change in officer loan, net                               44,262             -        44,262
                                                        ------------  ------------  ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                 388,992        50,100       439,092
                                                        ------------  ------------  ------------

NET INCREASE IN CASH                                             87            67           154

CASH BALANCE - BEGINNING OF YEAR (PERIOD)                        67             -             -
                                                        ------------  ------------  ------------

CASH BALANCE - END OF YEAR                              $       154   $        67   $       154
                                                        ============  ============  ============


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
   Issued common shares for services, compensation and
   conversion of debt.                                  $ 2,627,800  $    593,859   $ 3,221,659
                                                        ============  ============  ============



   The accompanying notes are an integral part of these financial statements.

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


NOTE 1-   ORGANIZATION
          ------------

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

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          -------------------------------------------
          The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes the e significant accounting policies:

                                 MOBILEPRO CORP
                        (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            MARCH 31, 2002 AND 2001



NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          -------------------------------------------------------
          Development Stage Company
          -------------------------
          Mobilepro Corp is a development stage company. The Company since April 23, 2002 devotes substantially all of its efforts to researching and developing technology for the third generation wireless waves. Before the acquisition of NeoReach, Inc., Mobilepro Corp focused on the integration and marketing of complete mobile information solutions to the business market through strategic partnership with established firms already delivering information technology consulting, wireless service and vertical market application products and services.

          Use of Estimates
          ----------------
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Cash and Cash Equivalents
          --------------------------
          The Company considers all highly liquid debt instruments and other short- term investments with an initial maturity of three months or less to be cash or cash equivalents.

          Revenue Recognition
          --------------------
          The Company was a development stage company and had no revenues during the period reported. For the period going forward, the Management intends to adopt a new revenue policy as defined below.

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

          Revenue from product sales will be recognized based on the type of sales transaction as follows:

          Shipments to Credit-Worthy Customers with No Portion of the Collection Dependent on Any Future Event: Revenues will be recorded at the time of shipment.

          Shipments to a Customer without Established Credit: These transactions are primarily shipments to customers who are in the process of obtaining financing and to whom the Company has granted extended payment terms. Revenues will be deferred (not recognized) and no receivable will be recorded until a significant portion of the sales price is received in cash.

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2002 AND 2001



NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          -------------------------------------------------------
          Shipments where a Portion of the Revenue is Dependent Upon Some Future
          Event: These consist primarily of transactions involving value-added resellers ("VAR") to an end user. Under these agreements, revenues will be deferred and no receivable will be recorded until a significant portion of the sales prices is received in cash. On certain transactions a portion of the payment is contingent upon installation or customer acceptance. Upon non-acceptance, the Customer may have a right to return the product. The Company will not recognize revenue on these transactions until these contingencies have lapsed.

          Certain of the Company's product sales are sold with maintenance/service contracts. The Company will allocate revenues to such maintenance/service contracts based on vendor-specific objective evidence of fair value as determined by the Company's renewal rates. Revenue from maintenance/service contracts will be deferred and recognized ratably over the period covered by the contract.


          Income Taxes
          -------------
          Effective July 14, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (the Statement), Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of March 31, 2002 is $0 due to the valuation allowance established as described in Note 3.

          Fair Value of Financial Instruments
          -----------------------------------
          The carrying amounts reported in the balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2002 AND 2001


NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------------------
          Advertising Costs
          -----------------
          The  Company   expenses  the  costs  associated  with  advertising  as
          incurred. Advertising and promotional expenses were approximately $250,000 and $-0- for the year ended March 31, 2002 and the period July 14, 2000 (Inception) through March 31, 2001, respectively.

          Furniture and Equipment
          ------------------------
          Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

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

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2002 AND 2001



NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
          ------------------------------------------------------
          Earnings (Loss) Per Share of Common Stock
          -----------------------------------------
          Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

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

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2002 AND 2001



NOTE 3-   PROVISION FOR INCOME TAXES
          --------------------------
          The Company did not provide for income taxes in the years ended March 31, 2002 and the period July 14, 2000 (Inception) through March 31, 2001. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

          At March 31, 2002 and 2001, the deferred tax assets consists of the following:



                                              2002         2001
                                          ------------  ----------
Deferred taxes due to net operating loss
carryforwards                             $ 1,563,018   $ 403,677

Less:  Valuation allowance                 (1,563,018)   (403,677)
                                          ------------  ----------

Net deferred tax asset                    $         -   $       -
                                          ============  ==========


NOTE 4-   GOING CONCERN
          -------------
          As shown in the accompanying financial statements the Company has sustained substantial net operating losses for the year ended March 31, 2002 and the period July 14, 2000 (Inception) through March 31, 2001. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.

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

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2002 AND 2001



NOTE 5-   STOCKHOLDERS' DEFICIT
          ---------------------
          The beginning balances reflected as of March 31, 2000 through June 1, 2001 are those of the former company (registrant) Craftclick.com, Inc. On June 6, 2001 Craftclick.com, Inc. and Mobilepro Corp merged under a reverse merger as of June 1, 2001. Upon that merger the stockholders' equity of Mobilepro Corp (a former private company) under a recapitalization, became that equity of the the public entity. Upon the recapitalization, 8,750,000 shares were issued to the former Craftclick.com, Inc.'s stockholders.

          Additionally from June 1, 2001 to March 31, 2002 the Company issued 8,216,000 shares for services valued at fair market value. There were 3,025,000 shares issued for conversion of debt. Finally, 330,000 shares were issued because of a special warrant.

          The   following   details   the   stock    transactions    after   the
          recapitalization.

          Common Stock
          -------------
          On June 1, 2001, the Company issued 3,000,000 shares in a conversion of debt. The issuance of shares were valued at $480,000 (16 cents per share), the fair value of the Company's stock at that time.

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

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2002 AND 2001



NOTE 5-   STOCKHOLDERS' DEFICIT (CONTINUED)
          ---------------------------------
          On February 15, 2002, the Company issued 106,000 shares for services at a value of $111,300 ($1.05 per share), the fair value of the Company's stock at that time.

          On February 19, 2002, the Company issued 25,000 shares in conversion of a note payable at a value of $26,250 ($1.05 per share), the fair value of the Company's stock at that time.

          On March 18, 2002, the Company issued 960,000 shares for services. These shares were issued at 55 cents per share ($528,000) based on a Board Resolution on March 6, 2002.

NOTE 6-   LONG-TERM DEBT
          --------------
          In February, 2002, as part of the Company's President's private purchase of stock, the Company entered into two (2) promissory notes of $37,500 each ($75,000 total) with the seller and a related entity to the seller. These notes are due September 1, 2002 at an annual rate of interest on the notes of 5%. Should the Company fail to pay the notes on the due date, interest will be charged at 15%. Interest expense for 2002 was $469.

NOTE 7-   DUE TO OFFICER
          ----------------
          The President of Mobilepro Corp loaned the Company, net $44,262 in February 2002 to pay certain creditors at 5% interest due on demand. The officer has waived interest until April 2002.


NOTE 8-   SUBSEQUENT EVENTS
          -----------------
          On April 23, 2002 the Company consummated the purchase of its wholly-owned subsidiary NeoReach, Inc. On March 21, 2002, NeoReach, Inc., a Delaware Company, and Mobilepro Corp entered into the above Agreement and Plan of Merger. NeoReach, Inc. is a development stage company designing state of the art modem solutions to support third generation (3G) wireless communications systems. Mobilepro Corp exchanged 12,352,129 shares of its common stock for this purchase.

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

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2002 AND 2001




NOTE 8-   SUBSEQUENT EVENTS (CONTINUED)
          ----------------------------
          The first patent involves intellectual property that can enhance the performance of conventional smart antenna processing technology if used for 3G wireless communications. Using the Neoreach proprietary approach, wireless network operators will be able to provide 3G networks in which subscribers will experience less interference and more stable connections as they move around while using their handsets or personal digital assistants (PDA's).

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

          On October 16, 2002, the Company entered into an equity line of credit arrangement with Cornell Capital Partners, L.P. The equity line provides generally, that Cornell will purchase up to $10 million of common stock over a two-year period, with the time and amount of such purchases, if any, at the Company's discretion.

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

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2002 AND 2001


NOTE 8-   SUBSEQUENT EVENTS (CONTINUED)
          ----------------------------
          The Company on May 31, 2002, entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued and sold $250,000 of convertible debentures. The debentures accrue interest at the rate of four percent (4%) per year. Holders of the debentures have certain registration rights with respect to the resale of shares of common stock received upon any conversion of the debentures.

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

     ----------------------- ---------- ------------------------------------- ------------------- -------------------
              Name              Age                   Position                   Director or         Term Expires
                                                                                Officer Since
     ----------------------- ---------- ------------------------------------- ------------------- -------------------
     Scott R. Smith             42      Director                              June 1, 2001               2002
     ----------------------- ---------- ------------------------------------- ------------------- -------------------
     Arne Dunhem                52      Treasurer and Director                February 19, 2002          2003
     ----------------------- ---------- ------------------------------------- ------------------- -------------------
     Daniel Lozinsky            41      President and CEO and Chairman        February 19, 2002          2003
     ----------------------- ---------- ------------------------------------- ------------------- -------------------
     Kyung (Ken) Min            46      Senior Vice-President of              February, 2000             2003
                                        NeoReach, Inc.
     ----------------------- ---------- ------------------------------------- ------------------- -------------------

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


                                                                         Long Term Compensation
                                                                    ----------------------------------
                                                                            Awards
                                                                    ------------------------
                                       Annual Compensation          Restricted  Securities  Payouts
                             ----------------------------------------                      -----------
                              For Fiscal                               Stock    Underlying    LTIP     All Other
                              Year Ended   Salary    Bonus   Other    Awards     Options    Payouts   Compensation
Name And Principal Position   March 31,     ($)       ($)     ($)       ($)      SARS (#)     ($)       ($) (1)

----------------------------   -----    ---------  ------- ------- ----------  ---------- ---------- -----------
Daniel Lozinsky                  2002       $ 0       $ 0     $ 0       $ 0         0          0       $ 140,250
CEO/Chairman                     2001       $ 0       $ 0     $ 0       $ 0         0          0          $ 0
                                 2000       $ 0       $ 0     $ 0       $ 0         0          0          $ 0
--------------------------------------------------------------------------------------------------------------------
Arne Dunhem                      2002       $ 0       $ 0     $ 0       $ 0         0          0       $ 195,250
Director                         2001       $ 0       $ 0     $ 0       $ 0         0          0          $ 0
                                 2000       $ 0       $ 0     $ 0       $ 0         0          0          $ 0
--------------------------------------------------------------------------------------------------------------------
Scott Smith                      2002     $ 53,652    $ 0     $ 0       $ 0         0          0        $ 80,000
Director & former CEO          2001 (2)  $ 218,750    $ 0     $ 0       $ 0         0          0          $ 0
                                 2000       $ 0       $ 0     $ 0       $ 0         0          0          $ 0
--------------------------------------------------------------------------------------------------------------------
Ken Min (3)                      2002       $ 0       $ 0     $ 0       $ 0         0          0          $ 0
                                 2001       $ 0       $ 0     $ 0       $ 0         0          0          $ 0
Executive Officer (NeoReach)     2000       $ 0       $ 0     $ 0       $ 0         0          0          $ 0
--------------------------------------------------------------------------------------------------------------------

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

                                                   Beneficial
                                                  Ownership (1)
                                                                    Series A
                                                  Common Stock     Preferred                    Percent of
        Name and Address          Common Stock    Options (2)      Stock (3)      Total (4)    Ownership (5)
-------------------------------------------------------------------------------------------------------------

Daniel Lozinsky (6)
3204 Tower Oaks Blvd. #350
Rockville, MD 20852                 6,618,694           -               -          6,618,694      36.77%

-------------------------------------------------------------------------------------------------------------
Arne Dunhem (7)
3204 Tower Oaks Blvd. #350
Rockville, MD 20852                 2,601,244        210,519            -          2,811,763      15.44%
-------------------------------------------------------------------------------------------------------------
Ken Min (8)
3204 Tower Oaks Blvd. #350
Rockville, MD 20852                 2,833,156           -               -          2,833,156      15.74%
-------------------------------------------------------------------------------------------------------------
Scott Smith (9)
1240 Alexandra Blvd.
Chrystal Lake, IL 60014              533,455            -               -           533,455        2.96%
-------------------------------------------------------------------------------------------------------------
Cornell Capital Partners (10)
101 Hudson Street, Ste 3606
Jersey City, NJ 07302                764,706            -               -           764,706        4.25%
-------------------------------------------------------------------------------------------------------------
Dungavel, Inc. (11)
c/o Valdy Administration,
British Colonial Center of
Commerce, One Bay Street, 3rd
Floor, P.O. Box N-7115, Nassau,
Bahamas                              333,552            -               -           333,552        1.85%
-------------------------------------------------------------------------------------------------------------
All Others (12)                    4,317,128       2,996,887         35,378       7,314,192       36.32%
-------------------------------------------------------------------------------------------------------------
All executive officers and
directors as a group (4
persons) (13)                     12,586,549         210,519            -        12,797,068       70.27%

-------------------------------------------------------------------------------------------------------------
             Total                18,001,935        3,207,406         35,378     21,209,518      100.00%

-------------------------------------------------------------------------------------------------------------

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits


     2.1 Articles of Merger of CraftClick.com, Inc. (a Utah corporation) and CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

     2.2 Plan of Merger of CraftClick.com, Inc. (a Utah corporation) with and into CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

     3.1 Certificate of Incorporation of CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

     3.2 By-Laws of CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

     3.3 Certificate of Amendment of Certificate of Incorporation of Mobilepro Corp (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on December 4, 2001 (File No. 333-74492)

     4.1 2001 Performance Equity Plan (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

     4.2 2001 Equity Performance Plan (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on December 4, 2001 (File No. 333-74492)

     10.1 Agreement and Plan of Merger dated as of June 1, 2001, between CraftClick.Com, Inc. a Delaware corporation, and Mobilepro Corp., a Delaware corporation, (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on June 20, 2001 (File No. 002-97869-D)

     10.2 Stock Purchase Agreement dated February 19, 2002 with Mr. Daniel Lozinsky and Dungavel, Inc., and another Stock Purchase Agreement dated February 19, 2002 with Mr. Daniel Lozinsky, Ms. Joann Smith and Mr. Scott Smith. Dungavel, Inc. (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on March 6, 2002 (File No. 002-97869-D)

     10.3 Agreement and Plan of Merger dated March 21, 2002, consummated April 23, 2002, between Neoreach, Inc., a Delaware company and Mobilepro. (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on April 5, 2002 (File No. 002-97869-D)

     10.4 Confidentiality and Non-disclosure Agreement dated April 9, 2002 between NeoReach, Inc. a Delaware corporation and Prime Circuits, Inc. (incorporated by reference to the Company's Form 10KSB/A Annual Report as filed with the Securities and Exchange Commission on October 4, 2002 (File No. 002-97869-D))

     23.1 Consent letter from Bagell, Josephs & Company, L.L.C. CPA, dated January 31, 2003 (included herewith)

     23.2 Independent Auditors' Report from Mantyla McReynolds dated July 20, 2002 (included herewith)

     99.1 Certification by Arne Dunhem, Chief Executive Officer and Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herewith)


b) Reports on Form 8-K

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

Subsequent to the period of this report, the Company filed a Current Report on Form 8-K dated April 5, 2002 with the Securities and Exchange Commission on March 21, 2002. On March 21, 2002, Mobilepro entered into an Agreement and Plan of Merger with NeoReach, Inc., a private Delaware company, pursuant to which a newly-formed, wholly-owned subsidiary of Mobilepro merged into NeoReach in a tax-free transaction. NeoReach is a development stage company designing state of the art modem solutions to support third generation (3G) wireless communications systems. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. On April 23, 2002, the Company issued 12,352,129 shares of its common stock in a one-for-one tax-free stock exchange to the holders of NeoReach's common stock pursuant to the Agreement. This was a cash-less transaction and there were no payments or finder's fees involved. The Board of Directors determined the consideration to be a fair compensation to the NeoReach shareholders. The issuance of the shares were valued at a fair value of $ 6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of our stock at that time. The valuation of Neoreach in the merger agreement was based on several factors, as described in the table below excluding intangible assets and goodwill, including that over thirty-three man-years of development efforts had been accumulated for achieving the prototype 3G modem boards for the base station applications, that a management team and engineering team were in place, that office and laboratory facilities were in place, that six patents had been filed or were already approved, and that contacts and relationships had already been established with potential customers both in the United States and Korea. The value of intangible assets and goodwill, such as contacts, relationships and potential customers, has not been included in the table below since it is difficult to estimate a real value, although it could be very significant, on these items. The transaction concluded following arms-length negotiations. The Company believes the issuance of the stock to be exempt from registration under
Section 4(2) of the Securities Act. The related parties from both the Company and Neoreach were Messrs. Daniel Lozinsky, Arne Dunhem, Scott Smith and Ken Min. Mr. Daniel Lozinsky who was a controlling stockholder of Mobilepro also owned approximately 32.5% of Neoreach.


Approximate valuation of Neoreach, Inc. (Excluding Intangible Assets and Goodwill)
Item                                                                       Approx. Value
Personnel, engineering man effort, 33 man-years at $130,000 p.a.              $4.5 M
Patents, Awarded, Allowed, Pending, 6 each                                    $1.8 M
Tangible Assets                                                               $0.2 M
                                                                              ------
Total Valuation (Excluding Intangible Assets and Goodwill)                    $6.5 M

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

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    January 31, 2003        MOBILEPRO CORP.


                                 Bys: /s/ Arne Dunhem
                                      -----------------------------------------
                                          Arne Dunhem
                                          President and Chief Executive Officer
                                          (Principal financial and principal
                                          accounting officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Arne Dunhem                          Chief Executive Officer and Chairman
----------------------                    (Principal financial and principal
Arne Dunhem                               accounting officer)


/s/ Daniel Lozinsky                       Director
----------------------
Daniel Lozinsky

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

January 31,  2003

/s/  Arne Dunhem
Arne Dunhem
Chief  Executive  Officer
Principal Financial  and Principal Accounting Officer