Form 10KSB/A
period 2002-03-31
MOBILEPRO CORP
filed 2003-02-07
CIK 769592

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 KSB

                                 Amendment No. 4

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

PART II..........................................................................................................15

   ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................................15
      MARKET FOR COMMON STOCK....................................................................................15
      TRANSFER AGENT.............................................................................................15
      DIVIDEND POLICY............................................................................................16
      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.........................................16
      RECENT SALES OF SECURITIES.................................................................................17
   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........................................21
      FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION.....................................................21
      LIQUIDITY AND CAPITAL RESOURCES............................................................................22
      NEW ACCOUNTING PRONOUNCEMENTS..............................................................................22
      INFLATION..................................................................................................22
      PLAN OF OPERATION..........................................................................................22
      EMPLOYEES..................................................................................................25
      FORWARD-LOOKING INFORMATION................................................................................25
   ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................30
   ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............49

Part III.........................................................................................................49


   ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGEACT..............................................................49
      SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE....................................................51
   ITEM 10.       EXECUTIVE COMPENSATION.........................................................................52
      COMPENSATION OF DIRECTORS..................................................................................53
      OTHER COMPENSATION ARRANGEMENTS............................................................................53
   ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................53
      PRINCIPAL STOCKHOLDERS.....................................................................................53
   ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................55
      INVESTORS RIGHTS AGREEMENT.................................................................................56
      NEOREACH PURCHASE AGREEMENT................................................................................57
   ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K...............................................................57
      a) Exhibits................................................................................................57
      b) Reports on Form 8-K.....................................................................................58



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



                          INDEX TO FINANCIAL STATEMENTS



                                                                                              PAGE(S)
                                                                                              -------
AUDITED FINANCIAL STATEMENTS

     Report of Independent Certified Public Accountants                                       31-32

     Balance Sheet as of  March 31, 2002                                                      33-34

     Statements of Operations for the year ended March 31, 2002 and for the period July 14, 2000 (Inception)
        through March 31, 2001 with Cumulative Totals Since Inception                         35

     Statements of Changes in Stockholders' (Deficit) for the
       years ended  March  31, 2002 and 2001 including the former company Craftclick.com, Inc. and the reverse acquisition
        that occurred as of June 1, 2001.                                                     36-37

     Statements of Cash Flows for the year ended March 31, 2002 and the period
        July 14, 2000 (Inception) through
        March 31, 2001 with Cumulative Totals Since Inception                                 38

     Notes to Financial Statements                                                            39-48


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

                             BAGELL, JOSEPHS & COMPANY, L.L.C.
                             BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
July 10, 2002

                          INDEPENDENT AUDITORS' REPORT


THE  BOARD  OF  DIRECTORS  AND  SHAREHOLDERS
MOBILEPRO  CORP.  [A  DEVELOPMENT  STAGE  COMPANY]


We have audited the accompanying statements of operations and cash flows of Mobilepro Corp., [a development stage company], for the nine month period from inception [July 14, 2000] through March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Mobilepro Corp. [a development stage company], for the period ended March 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the certain circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Mantyla  McReynolds

Salt  Lake  City,  Utah
July  20,  2001

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits


     2.1 Articles of Merger of CraftClick.com, Inc. (a Utah corporation) and CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

     2.2 Plan of Merger of CraftClick.com, Inc. (a Utah corporation) with and into CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

     3.1 Certificate of Incorporation of CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

     3.2 By-Laws of CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

     3.3 Certificate of Amendment of Certificate of Incorporation of Mobilepro Corp (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on December 4, 2001 (File No. 333-74492)

     4.1 2001 Performance Equity Plan (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

     4.2 2001 Equity Performance Plan (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on December 4, 2001 (File No. 333-74492)

     10.1 Agreement and Plan of Merger dated as of June 1, 2001, between CraftClick.Com, Inc. a Delaware corporation, and Mobilepro Corp., a Delaware corporation, (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on June 20, 2001 (File No. 002-97869-D)

     10.2 Stock Purchase Agreement dated February 19, 2002 with Mr. Daniel Lozinsky and Dungavel, Inc., and another Stock Purchase Agreement dated February 19, 2002 with Mr. Daniel Lozinsky, Ms. Joann Smith and Mr. Scott Smith. Dungavel, Inc. (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on March 6, 2002 (File No. 002-97869-D)

     10.3 Agreement and Plan of Merger dated March 21, 2002, consummated April 23, 2002, between Neoreach, Inc., a Delaware company and Mobilepro. (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on April 5, 2002 (File No. 002-97869-D)

     10.4 Confidentiality and Non-disclosure Agreement dated April 9, 2002 between NeoReach, Inc. a Delaware corporation and Prime Circuits, Inc. (incorporated by reference to the Company's Form 10KSB/A Annual Report as filed with the Securities and Exchange Commission on October 4, 2002 (File No. 002-97869-D))

     23.1 Consent letter from Bagell, Josephs & Company, L.L.C. CPA, dated February 6, 2003 (included herewith)

     23.2 Consent letter from Mantyla McReynolds dated February 6, 2003 (included herewith)

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


Date:   February 6, 2003         MOBILEPRO CORP.


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

February 6,  2003

/s/  Arne Dunhem
Arne Dunhem
Chief  Executive  Officer
Principal Financial  and Principal Accounting Officer