Form 10QSB
period 2002-12-31
MOBILEPRO CORP
filed 2003-02-19
CIK 769592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended December 31, 2002

                       Commission File Number 002-97869-D

                                MOBILEPRO CORP.
               (Exact name of registrant as specified in charter)

      DELAWARE                                           87-0419571
       --------                                         ----------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

30 West Gude Drive, Suite 480, Rockville, MD              20850
--------------------------------------------              -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (301) 230-9125
                                                    --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 18, 2002, the Company had outstanding 19,516,788 shares of its common stock, par value $0.001.



                                TABLE OF CONTENTS

        ITEM NUMBER AND CAPTION                                                         PAGE
        -----------------------                                                      --------

        PART I

          ITEM 1.       FINANCIAL STATEMENTS                                              3
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS              7
          ITEM 2.       MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS                    22

        PART II

          ITEM 1.       LEGAL PROCEEDINGS                                                 28
          ITEM 2.       CHANGES IN SECURITIES                                             28
          ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                   30
          ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               30
          ITEM 5.       OTHER INFORMATION                                                 30
          ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                  31



ITEM 1. FINANCIAL STATEMENTS

                  ASSETS
                                    DECEMBER 31,    MARCH 31,
                                        2002          2002
                                     (UNAUDITED)   (AUDITED)
                                     ------------  ----------
CURRENT ASSETS
  Cash and cash equivalents          $      1,453  $      154
  Prepaid expenses                         62,000           -
                                     ------------  ----------

    TOTAL CURRENT ASSETS                   63,453         154
                                                   ----------

  Fixed assets, net of depreciation        42,821           -
                                     ------------  ----------

TOTAL ASSETS                         $    106,274  $      154
                                     ============  ----------
                LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                     December 31,           March 31,
                                                                                         2002                  2002
                                                                                     (Unaudited)            (Audited)
                                                                                  -------------------   -------------------

LIABILITIES
Current Liabilities:
   Due to officer                                                                          $ 331,111              $ 44,262
   Short-term debt                                                                           191,000                75,000
   Accounts payable and accrued expenses                                                   1,152,790               187,663
                                                                                  -------------------   -------------------

      Total Current Liabilities                                                            1,674,901               306,925
                                                                                  -------------------   -------------------

LONG-TERM DEBT                                                                               350,000                     -
                                                                                  -------------------   -------------------

TOTAL LIABILITIES                                                                          2,024,901               306,925
                                                                                  -------------------   -------------------

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value, authorized
     5,000,000 shares, and 35,425 shares
     issued and outstanding at December 31, 2002 and March 31,
     2002, respectively                                                                           35                    35
   Common stock, $.001 par value, authorized 50,000,000
     shares at December 31, 2002 and March 31, 2002, and
     19,516,788 and 4,175,492 shares issued and
     outstanding, respectively                                                                19,517                 4,176
   Additional paid-in capital                                                              4,189,605             3,596,613
   Deficit accumulated during development stage                                           (6,127,784)           (3,907,595)
                                                                                  -------------------   -------------------

      Total Stockholders' Deficit                                                         (1,918,627)             (306,771)
                                                                                  -------------------   -------------------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $ 106,274                 $ 154
                                                                                  ===================   ===================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                         MOBILEPRO CORP. AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)



                                                        NINE MONTHS ENDED           THREE MONTHS ENDED             Cumulative
                                                December 31,    December 31,     December 31,   December 31,      Totals Since
                                                    2002          2001               2002           2001           Inception
                                              ------------   --------------   --------------  --------------   -------------------


OPERATING REVENUES
  Revenue                                             $ -        $ 299,994              $ -             $ -                   $ -

COST OF SALES                                           -                -                -               -                     -
                                              ------------   --------------   --------------  --------------   -------------------

GROSS PROFIT                                            -          299,994                -               -                     -
                                              ------------   --------------   --------------  --------------   -------------------

OPERATING EXPENSES
   Professional fees and compensation expenses  2,027,719        1,245,170          157,547         560,056             2,027,719
   Advertising and marketing expenses               2,430            3,173                -           1,827                 2,430
   Research and development costs                   4,996          188,518                -          83,781                 4,996
   General and administrative expenses             39,656           69,940            2,977          22,299             4,195,968
   Office rent and expenses                        71,260          109,700            7,245          11,524                71,260
   Travel and meals expenses                       12,472           63,642                -          13,577                12,472
   Depreciation and amortization                   12,000           11,439            4,000           5,439                12,000
                                              ------------   --------------   --------------  --------------   -------------------
       Total Operating Expenses                 2,170,533        1,691,582          171,769         698,503             6,326,845
                                              ------------   --------------   --------------  --------------   -------------------

NET LOSS BEFORE OTHER INCOME (EXPENSE)         (2,170,533)      (1,391,588)        (171,769)       (698,503)           (6,326,845)

OTHER INCOME (EXPENSE)
   Forgiveness of debt                                  -                -                -               -               276,738
   Interest expense                                     -                -                -               -                  (469)
   Other expense                                  (49,656)               -           (1,222)              -               (77,264)
   Interest income                                      -            4,001                -           2,667                    56
                                               ------------   --------------   --------------  --------------   -------------------
       Total Other Income (Expense)               (49,656)           4,001           (1,222)          2,667               199,061
                                                ------------   --------------   --------------  --------------   ------------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES     (2,220,189)      (1,387,587)        (172,991)       (695,836)           (6,127,784)
Provision for Income Taxes                              -                -                -               -                     -
                                               ------------   --------------   --------------  --------------   -------------------

NET LOSS APPLICABLE TO COMMON SHARES           (2,220,189)    $ (1,387,587)      $ (172,991)     $ (695,836)         $ (6,127,784)
                                               ============   ==============   ==============  ==============   ===================

NET LOSS PER BASIC AND DILUTED SHARES          $ (0.13007)      $ (0.28744)      $ (0.00886)     $ (0.14414)
                                                ============   ==============   ==============  ==============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                         17,068,691        4,827,421       19,516,788       4,827,421
                                               ============   ==============   ==============  ==============


The accompanying notes are an integral part of the condensed consolidated financial statements.


                         MOBILEPRO CORP. AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)


                                                                                     Cumulative
                                                                                     Totals Since
                                                               2002         2001      Inception
                                                           ------------  ----------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                $(2,220,189)  $(866,448)  $(6,127,784)
                                                           ------------  ----------  ------------
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     USED IN OPERATING ACTIVITIES:
     Forgiveness of debt                                             -           -      (276,738)
     Depreciation                                               12,000           -        12,000
     Common stock issued for services                        1,208,253     639,660     4,429,912

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) in accounts receivable                               -           -             -
     (Increase) in inventory                                         -           -             -
     (Increase) in prepaid expenses and other assets           (62,000)     (1,900)      (62,000)
     Increase in accounts payable and
       and accrued expenses                                    410,386      76,082       934,122
                                                           ------------  ----------  ------------
     Total adjustments                                       1,568,639     713,842     5,037,296
                                                           ------------  ----------  ------------

     NET CASH (USED IN) OPERATING ACTIVITIES                  (651,550)   (152,606)   (1,090,488)
                                                           ------------  ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in amounts due to related parties                  286,849           -       286,849
   Acquisitions of fixed assets                                      -        (299)            -
                                                           ------------  ----------  ------------
                                                                     -
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      286,849        (299)      286,849
                                                           ------------  ----------  ------------



The accompanying notes are an integral part of the condensed consolidated financial statements.

                         MOBILEPRO CORP. AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)


                                                                       Cumulative
                                                                       Totals Since
                                                     2002       2001    Inception
                                                  ----------  --------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from common stock issuances          $        -  $      -  $      100
    Proceeds from borrowings, net                          -         -     394,730
    Change in officer loan, net                            -         -      44,262
    Net proceeds from issuance of notes payable      366,000   154,055     366,000
                                                  ----------  --------  ----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES     366,000   154,055     805,092
                                                  ----------  --------  ----------

NET INCREASE IN
    CASH AND CASH EQUIVALENTS                          1,299     1,150       1,453

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                  154        66           -
                                                  ----------  --------  ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD         $    1,453  $  1,216  $    1,453
                                                  ==========  ========  ==========



SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:
    Issuance of common stock for:

       Services                                   $1,208,253  $639,660  $4,429,912
                                                  ==========  ========  ==========



The accompanying notes are an integral part of the condensed consolidated financial statements.


                          MOBILEPRO CORP AND SUBSIDIARY
                            (FORMERLY CRAFTCLICK.COM)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

                          MOBILEPRO CORP AND SUBSIDIARY
                            (FORMERLY CRAFTCLICK.COM)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION  (CONTINUED)

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

In July 2001, the Company changed its name to Mobilepro Corp.

On March 21, 2002, Mobilepro entered into an Agreement and Plan of Merger with NeoReach, Inc., a private Delaware company, pursuant to which a newly-formed wholly-owned subsidiary of Mobilepro merged into NeoReach in a tax-free transaction. NeoReach is a development stage company designing state of the art modem solutions to support third generation (3G) wireless communications systems. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. On April 23, 2002, the company issued 12,352,129 shares of its common stock in a one-for-one tax-free stock exchange to the holders of NeoReach's common stock pursuant to the Agreement. This was a cash-less transaction and there were no payments or finder's fees involved. The Board of Directors determined the consideration to be a fair compensation to the NeoReach shareholders. The issuance of the shares were valued at a fair value of $6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of the stock at that time. The valuation of NeoReach in the merger agreement was based on several factors, as described in the table below excluding intangible assets and goodwill, including that over thirty-three man years of development efforts had been accumulated for achieving the prototype third generation modem boards for the base station applications, that a management team and engineering team were in place, that office and laboratory facilities were in place, that six patents had been filed or were already approved, and that contracts and relationships had already been established with potential customers both in the United States and Korea. The value of intangible assets and goodwill, such as contacts, relationships and potential customers, has not been included in the table below since it is difficult to estimate a real value, although it could be very significant, on these items. The transaction was concluded following arms-length negotiations.

                          MOBILEPRO CORP AND SUBSIDIARY
                            (FORMERLY CRAFTCLICK.COM)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION  (CONTINUED)

 The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act. The related parties from both the Company and NeoReach were Messrs. Daniel Lozinsky, Arne Dunhem, Scott Smith and Ken Min. Mr. Daniel Lozinsky who was a controlling stockholder of Mobilepro also owned approximately 32.5% of NeoReach.

Approximate valuation of NeoReach, Inc. (Excluding Intangible Assets and Goodwill):

          Personnel, engineering man effort, 33 man-years             $4.5M
          Patents, awarded, allowed, pending, 6 each                  $1.8M
          Tangible assets                                             $0.2M

          Total Valuation                                             $6.5M
                                                                      =====

Consistent with the accounting imposed on other purchase business combinations, the cost of reverse acquisitions should be measured at the fair value of the net assets acquired, or the value of the consideration paid, if more apparent. A special rule is that, if fair market value cannot be determined for the issuer's stock, and the transaction is valued at the fair market value of the issuer's net assets, no goodwill should be recognized in the transaction. Therefore, the transaction was valued at par value of $.001.

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                          MOBILEPRO CORP AND SUBSIDIARY
                            (FORMERLY CRAFTCLICK.COM)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001



NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue from product sales will be recognized based on the type of sales transactions as follows:

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

Shipments where a Portion of the Revenue is Dependent Upon Some Future Event:
These consist primarily of transactions involving value-added resellers ("VAR") to an end user. Under these agreements, revenues will be deferred and no receivable will be recorded until a significant portion of the sales price is received in cash. On certain transactions, a portion of the payment is contingent upon installation or customer acceptance.

                          MOBILEPRO CORP AND SUBSIDIARY
                            (FORMERLY CRAFTCLICK.COM)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

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

Income Taxes

Effective July 14, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (the Statement), Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 2002 is $0 due to the valuation allowance.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

                          MOBILEPRO CORP AND SUBSIDIARY
                            (FORMERLY CRAFTCLICK.COM)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising and promotional expenses were approximately $2,430 and $3,173 for the nine months ended December 31, 2002 and 2001, respectively.

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments. Furniture and equipment consist of the following at December 31, 2002:

Office Furniture and Computer Equipment                      3 to 5 Years

There was $12,000 and $ -0- charged to operations for depreciation expense for the nine months ended December 31, 2002 and 2001, respectively.

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

                          MOBILEPRO CORP AND SUBSIDIARY
                            (FORMERLY CRAFTCLICK.COM)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

NOTE 2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Earnings (Loss) Per Share of Common Stock (Continued)


The following is a reconciliation of the computation for basic and diluted EPS:

                                            DECEMBER 31,   DECEMBER 31,
                                                 2002         2001
                                             ------------  -----------
Net loss                                     $(2,220,189)  $ (787,587)

Weighted-average common shares outstanding
  Basic                                       17,068,691    4,827,421

Weighted-average common stock equivalents:
  Stock options                                        -            -
  Warrants                                             -            -

Weighted-average common shares outstanding
(Diluted)                                     17,068,691    4,827,421
                                             ============  ===========


Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

Reclassifications

Certain amounts for the nine months ended December 31, 2001 have been reclassified to conform with the presentation of the December 31, 2002 amounts. The reclassifications have no effect on net income for the nine months ended December 31, 2001.

                          MOBILEPRO CORP AND SUBSIDIARY
                            (FORMERLY CRAFTCLICK.COM)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

NOTE 2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material effect on its consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances, and is effective during the first quarter of fiscal year 2001. SAB 101 is not expected to have a material effect on the consolidated results of operations, financial position and cash flows.

On March 16, 2000, the Emerging Issues Task Force issued EITF 99-19 "Recording Revenue as a Principal versus Net as an Agent" which addresses the issue of how and when revenues should be recognized on a Gross or Net method as the title implies. The emerging Issues Task Force has not reached a consensus but sites SEC Staff Accounting Bulletin 101. EITF 99-19 does not affect the consolidated financial statements.

                          MOBILEPRO CORP AND SUBSIDIARY
                            (FORMERLY CRAFTCLICK.COM)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

NOTE 2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On July 20, 2000, the Emerging Issues Task Force issued EITF 00-14 "Accounting For Certain Sales Incentives" which establishes accounting and reporting requirements for sales incentives such as discounts, coupons, rebates and free products or services. Generally, reductions in or refunds of a selling price should be classified as a reduction in revenue. For SEC registrants, the implementation date is the beginning of the fourth quarter after the registrant's fiscal year end December 15, 1999. EITF 00-14 does not affect the consolidated financial statements.

In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement does not affect the consolidated financial statements.

NOTE 3-  GOING CONCERN

As shown in the accompanying condensed consolidated financial statements the Company has sustained substantial net operating losses for the year ended March 31, 2002 and the period December 31, 2002 and periods prior. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.

Management has received a commitment from Cornell Capital Partners, L.P. to provide the Company with up to $10 million in financing under certain conditions.

Additionally, assuming that the Company receives the full $10 million from Cornell Capital, the Company believes that the amount will be sufficient enough to implement NeoReach, Inc. its subsidiary's Plan over the next two years.

                          MOBILEPRO CORP AND SUBSIDIARY
                            (FORMERLY CRAFTCLICK.COM)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE 4-  STOCKHOLDERS DEFICIT

The following details the stock transactions for the period April 1, 2002 through December 31, 2002.

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

Consistent with the accounting imposed on other purchase business combinations, the cost of reverse acquisitions should be measured at the fair value of the net assets acquired, or the value of the consideration paid, if more apparent. A special rule is that, if fair market value cannot be determined for the issuer's stock, and the transaction is valued at the fair market value of the issuer's net assets, no goodwill should be recognized in the transaction. Therefore, the transaction was valued at par value of $.001.

On May 31, 2002, the Company issued a total of 690,000 shares of its common stock to the following parties: 450,000 shares to INFe, Inc., 150,000 shares to Thomas Richfield, 60,000 shares to Francine Goodman, and 30,000 shares to Triple Crown Consulting. These shares were issued for consulting services regarding the Mobilepro-NeoReach merger. The issuance of the shares were valued at $317,400,the fair value of our stock at that time. The Company believes the value of the services provided were commensurate with the value of the stock issued. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

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

                          MOBILEPRO CORP AND SUBSIDIARY
                            (FORMERLY CRAFTCLICK.COM)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001



NOTE 4-  STOCKHOLDERS DEFICIT (CONTINUED)

On July 18, 2002, the Company issued a total of 305,000 shares of our common stock to various parties. 160,000 shares of the restricted common stock was issued to Daniel Lozinsky, a director of the corporation, in a private sale for an aggregate cash consideration of $39,000 based on a Board Resolution as of July 17, 2002. In addition, the Company also issued 20,000 shares of common stock under the 2001 Equity Performance Plan and 100,000 restricted common stock as compensation to Mark Johnson for various merger and acquisition related services and associated back office services in accordance with a Consulting Agreement dated July 17, 2002. The Company also issued 25,000 shares of restricted common stock as compensation to M. Johnson & Associates, Inc. for certain services in accordance with an Investor Relations Agreement dated July 17, 2002. The issuance of the shares was valued at $65,250, the fair value of the stock at that time. The Company believes the value of the services provided were commensurate with the value of the stock issued. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On July 26, 2002, the Company issued a total of 500,000 shares of its restricted common stock to Capital Research Group, Inc. for certain investor relations consulting services in accordance with a Consulting Group Agreement dated July 25, 2002. The issuance of the shares was valued at $220,000, the fair value of the stock at that time. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

                          MOBILEPRO CORP AND SUBSIDIARY
                            (FORMERLY CRAFTCLICK.COM)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001



NOTE 4-  STOCKHOLDERS DEFICIT (CONTINUED)

On September 4, 2002, the Company issued a total of 709,853 shares of its common stock to various parties. 100,000 shares were issued to Hee Han Bang, a non-affiliated and accredited/sophisticated investor in a private sale for an aggregate cash consideration of $25,000. These shares were issued at $0.25 per share based on a Board Resolution fixing the value of the securities on and as of August 9, 2002. 150,000 shares of the common stock was issued to Daniel Lozinsky, a director of the Corporation, in a private sale for an aggregate cash consideration of $15,000. These shares were issued based on a Board Resolution as of August 20, 2002. The Company issued a total of 209,853 shares of its common stock to shares of INFe, Inc. based on a Board Resolution as of August 19, 2002. These shares were issued for consulting services in connection with the Mobilepro-NeoReach merger and a Reverse Merger Engagement Agreement dated January 11, 2002 between Neo-Reach, Inc. and INFe, Inc. The issuance of the shares was valued at $62,956, the fair value of the stock at that time. The Company also granted a total of 250,000 shares of our restricted common stock to Parag Sheth, an executive of the Corporation. Parag Sheth was granted 150,000 shares of the Company's restricted common stock for forgiving a total of $15,000 in salary corresponding to a price of $0.10 per share and he was also granted 100,000 shares of the Company's restricted common stock as an inducement for providing services for the Corporation. These shares were issued based on a Board Resolution as of August 20, 2002 and the issuance of the shares was valued at $25,000. The Company believes the value of the services provided were commensurate with the value of the stock issued. The Company beleives the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

                          MOBILEPRO CORP AND SUBSIDIARY
                            (FORMERLY CRAFTCLICK.COM)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE 5-  PATENTS

As of January 23, 2003, the Company has filed a total of six patent applications which were pending with the U.S. Patent and Trademark Office (PTO) in the area of "Smart Antenna" technology. As of January 23, 2003, the Company has been granted approval of five patents and one patent application is still pending approval. The five approved patents are as follows:

"Smart Antenna with Adaptive Convergence Parameter" with PTO Patent Number 6,369,757, issued April 9, 2002; "A Smart Antenna With No Phase Calibration For CDMA Reverse Link" with PTO Patent Number 6,434,375 issued August 13, 2002; "PN Code Acquisition With Adaptive Antenna Array and Adaptive Threshold for DS-CDMA Wireless Communication" with PTO Patent Number 6,404,803, issued June 11, 2002; "New Cellular Architecture ofr Code Division Multiple Access SMOA Antenna Array Systems" with PTO Patent Number 6,459,895, issued October 1, 2002; and "Direction of Arrival Angel Tracking Algorithm For Smart Antennas" with PTO Patent Number 6,483,459, issue date November 19, 2002.

"Improvement of PN Code Chip Time Tracking with Smart Antenna", a patent application filed on February 6, 2002 with Docket #3228-007-64 and serial number 10/066,762 is pending - awaiting first Office Action from Patent Office.

In addition, the Company also has two other patent applications pending which are referred to as "Wireless Communication System and Method of Providing Wireless Communication Service" with specific descriptions to include "Device and Method for Changing the Orientation and Configuration of a Display of an Electronic Device" and "Electronic Device Having Multiple Service Functionality". Both of these pending patent applications relate to the business of the Company before the merger with NeoReach. The Company does not intend to pursue business related to these patents and intends to assign the patents to the inventor and former president of Mobilepro.

                          MOBILEPRO CORP AND SUBSIDIARY
                            (FORMERLY CRAFTCLICK.COM)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

NOTE 6-  COMMITTMENTS

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

On May 31, 2002, the Company entered into an equity line of credit arrangement with Cornell Capital Partners, L.P. that was terminated on October 16, 2002 and re-entered on the same day October 16, 2002. This agreement was in turn terminated on February 6, 2003 and re-entered the same day February 6, 2003. The equity line provides generally, that Cornell will purchase up to $10 million of common stock over a two-year period, with the time and amount of such purchases, if any, at the Company's discretion.

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

NOTE 7 - LEGAL PROCEEDINGS

Mr. Tatcha Chulajata, a former employee of NeoReach, Inc. filed a formal complaint against the company on October 29, 2002 with the State of Maryland, Department of Labor, Licensing and Regulation for a claim for unpaid wages. The employee claims a total of $49,866.67 for unpaid wages from August 2001 through October 2002. Mr. Chulajata was employed by NeoReach, Inc. on July 15, 2000 as Senior Engineer and he resigned in October 2002. Due to financial difficulties encountered by the Company in 2001 and 2002, Mr. Chulajata received a reduced salary. The Company is negotiating a settlement with the employee with respect to the claim.

Mobilepro and Neoreach, Inc. were on December 31, 2002 served with three complaints in the United States District Court for the District of Maryland in three separate actions seeking relief for failure to pay wages and breach of contract. The three plaintiffs are in the three separate actions seeking relief of approximately $59,334.67, $65,383.34 and $60,750.00 respectively. The three plaintiffs are former employees of NeoReach, Inc., Mr. Mann Hyuk Park, Mr. Sang Humn Lee and Mr. Yang Hoon Jung, were employed as Senior or Principal Engineers since September 2001, June 2000 and August 2001, respectively. Due to financial difficulties encountered by the Company in 2001 and 2002, the three individuals received reduced salaries. The Company is currently negotiating settlements with the employees with respect to the claims.

Mr. Scott R. Smith, a former executive of NeoReach, Inc. filed a formal complaint against the company on January 10, 2003 with the State of Illinois, Department of Labor for a claim for unpaid wages. The former executive claims a total of $97,335 for unpaid wages from February 2002 through August 2002. Mr. Smith was employed by NeoReach, Inc. on February 19, 2002 as Executive Vice President and his employment agreement expired on August 18, 2002. Due to financial difficulties encountered by the Company in 2002, Mr. Smith's salary was deferred as part of an agreement between Mr. Smith and the Company. A settlement agreement was mutually signed and executed on August 30, 2002. The Company intends to vigorously defend its position and intends to adher to the settlement agreement.

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

                          MOBILEPRO CORP AND SUBSIDIARY
                            (FORMERLY CRAFTCLICK.COM)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


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

                          MOBILEPRO CORP AND SUBSIDIARY
                            (FORMERLY CRAFTCLICK.COM)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


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


Financial Condition and Changes in Financial Condition

Overall Operating Results:

We had no revenues for the quarter ended December 31, 2002.

Our operating expenses for the quarter ended December 31, 2002 were approximately $171,769. Our primary expense was incurred for Professional fees and compensation expenses of $157,547 compared with $560,056 for the three months ended December 31, 2001. Of this amount, no common stock in lieu of cash was issued in connection with consulting fees and expenses for services rendered. Approximately $150,000 in expenses was for on-going compensation expenses.

Operating Losses

Our net operating loss for the quarter ended December 31, 2002 was approximately $172,991. These losses were incurred primarily as a result of the aforementioned incurred expenses.

We have accumulated approximately $6,127,784 of net operating loss carryforwards as of December 31, 2002, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards is offset by a valuation allowance of the same amount.

                          MOBILEPRO CORP AND SUBSIDIARY
                            (FORMERLY CRAFTCLICK.COM)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


Liquidity and Capital Resources:

As of December 31, 2002, we had a total Stockholders' Deficit of approximately $1,918,627 and do not currently have any revenues, liquidity or capital resources as we move forward with our business plan and our independent auditors have issued an audit opinion as of March 31, 2002 that raises substantial doubt as to our ability to continue as a going concern. We will need additional financing in order to implement our business plan and continue business. The traditional markets for raising capital have become extremely more difficult in the last year due to a depressed economy, large well-known business failures and the events of September 11, 2001.

The Company will need additional financing and may use a private placement offering or debt financing to raise such additional funds, to be used for the following:

o Investment in laboratory facilities including test and simulation equipment;
o Acquisition or licensing of certain intellectual property related to the development of modems and communications semiconductor and component technology;
o Pay-down certain debt, such as a convertible debenture from Cornell Capital. We intend to pay-off debt owed to Mr. Daniel Lozinsky, a Director, and Mr. Arne Dunhem, an officer and Director, during 2003; and
o    General working capital purposes.

We are in the process of establishing a source for additional financing and we cannot give any assurances that we will be able to secure any financing.

On October 16, 2002, the Company entered into an equity line of credit arrangement (the "Equity Line") with Cornell Capital Partners, LP ("Cornell"). This agreement was in turn terminated on February 6, 2003 and re-entered the same day February 6, 2003. The Equity Line provides, generally, that Cornell will purchase up to $10 million of Common Stock over a two-year period, with the timing and amount of such purchases, if any, at the Company's discretion. Any shares of Common Stock sold under the Equity Line will be priced at a 9% discount to the lowest closing bid price of the Common Stock during the five-day period following the Company's notification to Cornell that it is drawing down on the Equity Line. The Company is not permitted to draw down more than $450,000 in any 30-day calendar period. In addition, there are certain other conditions applicable to the Company's ability to draw down on the Equity Line including the filing and effectiveness of a registration statement registering the resale of all shares of Common Stock that may be issued to Cornell under the Equity Line and the Company's adherence with certain covenants. At the time of each draw down, the Company is obligated to pay Cornell a fee equal to three percent of amount of each draw down.

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

Employees

We currently employ four people. Mr. Arne Dunhem is our President, Chief Executive Officer and Chairman. We anticipate that we will need additional persons to fill administrative, sales and technical positions if we are successful in raising the capital to implement our business plan.

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

                          MOBILEPRO CORP AND SUBSIDIARY
                            (FORMERLY CRAFTCLICK.COM)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


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

ITEM 1. LEGAL PROCEEDINGS

Mr. Tatcha Chulajata, a former employee of NeoReach, Inc. filed a formal complaint against the company on October 29, 2002 with the State of Maryland, Department of Labor, Licensing and Regulation for a claim for unpaid wages. The employee claims a total of $49,866.67 for unpaid wages from August 2001 through October 2002. Mr. Chulajata was employed by NeoReach, Inc. on July 15, 2000 as Senior Engineer and he resigned in October 2002. Due to financial difficulties encountered by the Company in 2001 and 2002, Mr. Chulajata received a reduced salary. The Company is negotiating a settlement with the employee with respect to the claim.

Mobilepro and Neoreach, Inc. were on December 31, 2002 served with three complaints in the United States District Court for the District of Maryland in three separate actions seeking relief for failure to pay wages and breach of contract. The three plaintiffs are in the three separate actions seeking relief of approximately $59,334.67, $65,383.34 and $60,750.00 respectively. The three plaintiffs are former employees of NeoReach, Inc., Mr. Mann Hyuk Park, Mr. Sang Humn Lee and Mr. Yang Hoon Jung, were employed as Senior or Principal Engineers since September 2001, June 2000 and August 2001, respectively. Due to financial difficulties encountered by the Company in 2001 and 2002, the three individuals received reduced salaries. The Company is currently negotiating settlements with the employees with respect to the claims.

Mr. Scott R. Smith, a former executive of NeoReach, Inc. filed a formal complaint against the company on January 10, 2003 with the State of Illinois, Department of Labor for a claim for unpaid wages. The former executive claims a total of $97,335 for unpaid wages from February 2002 through August 2002. Mr. Smith was employed by NeoReach, Inc. on February 19, 2002 as Executive Vice President and his employment agreement expired on August 18, 2002. Due to financial difficulties encountered by the Company in 2002, Mr. Smith's salary was deferred as part of an agreement between Mr. Smith and the Company. A settlement agreement was mutually signed and executed on August 30, 2002. The Company intends to vigorously defend its position and intends to adher to the settlement agreement.

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


                              MobilePro Corp.

                                By  /s/  Arne Dunhem
                                    ---------------------------------
                                    Arne Dunhem,
                                    President and Chief Executive Officer
                                    (Principal executive and financial officer)

                                Date February 18, 2003

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

February 18,  2003

/s/  Arne Dunhem
Arne Dunhem
Chief  Executive  Officer
Principal Financial  and Principal Accounting Officer