Form 10KSB
period 2003-03-31
MOBILEPRO CORP
filed 2003-07-14
CIK 769592

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 KSB



 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003


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

                          30 West Gude Drive, Suite 480
                              Rockville , MD 20850
               (Address of principal executive offices) (Zip Code)

                                 (301) 315-9040
                         (Registrant's telephone number)

Securities registered pursuant to section 12(b) of the Act:

     TITLE OF CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
     --------------                    -----------------------------------------
          NONE                                             NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                      ----
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of July 11, 2003, the aggregate market price of the voting stock held by non-affiliates was approximately $1,233,559.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 11, 2003, the Company had outstanding 72,639,420 shares of its common stock, par value $0.001.

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

   ITEM 1.     DESCRIPTION OF BUSINESS............................................................................4
      BUSINESS....................................................................................................4
      CORPORATE HISTORY...........................................................................................6
      BUSINESS STRATEGY BEFORE THE MOBILEPRO MERGER...............................................................7
      BUSINESS STRATEGY AFTER THE MOBILEPRO MERGER AND BEFORE THE NEOREACH MERGER.................................7
      BUSINESS STRATEGY AFTER THE NEOREACH MERGER.................................................................8
      MARKET/INDUSTRY PROJECTIONS.................................................................................9
      FINANCIAL FUNDING NEEDS AND USE OF FUNDS...................................................................10
      PRODUCTS AND SERVICES......................................................................................10
      MARKETING AND COMPETITION..................................................................................11
      RESEACH AND DEVELOPMENT....................................................................................11
      INTELLECTUAL PROPERTY......................................................................................12
      GOVERNMENT APPROVALS.......................................................................................12
      RECENT DEVELOPMENTS........................................................................................12
   ITEM 2.     DESCRIPTION OF PROPERTY...........................................................................12
   ITEM 3.     LEGAL PROCEEDINGS.................................................................................13
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................13

PART II..........................................................................................................15

   ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................................15
      MARKET FOR COMMON STOCK....................................................................................15
      TRANSFER AGENT.............................................................................................15
      DIVIDEND POLICY............................................................................................16
      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.........................................17
      RECENT SALES OF SECURITIES.................................................................................17
   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........................................22
      FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION.....................................................22
      LIQUIDITY AND CAPITAL RESOURCES............................................................................22
      NEW ACCOUNTING PRONOUNCEMENTS..............................................................................23
      INFLATION..................................................................................................23
      PLAN OF OPERATION..........................................................................................23
      EMPLOYEES..................................................................................................26
      FORWARD-LOOKING INFORMATION................................................................................26
   ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................31
   ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............39

Part III.........................................................................................................39

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
   EXCHANGE ACT..................................................................................................39
      SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE....................................................41
   ITEM 10.       EXECUTIVE COMPENSATION.........................................................................42
      COMPENSATION OF DIRECTORS..................................................................................43
      OTHER COMPENSATION ARRANGEMENTS............................................................................43
   ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................43
      PRINCIPAL STOCKHOLDERS.....................................................................................43
   ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................45
      INVESTORS RIGHTS AGREEMENT.................................................................................46
      NEOREACH PURCHASE AGREEMENT................................................................................47
   ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K...............................................................47
      a) Exhibits................................................................................................47
      b) Reports on Form 8-K.....................................................................................49

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

The Business Background

The generation of digital wireless networks primarily in use today for cell phone services is often referred to as the second generation services. The services are primarily for voice services and for some limited low-speed data transmission services. The features of the third generation wireless technology far surpass the second generation services and include voice and data services, access to high-speed Internet and intranet applications, such as corporate private data networks, interactive e-mail and data exchange, full motion video transmission e.g. video movies or video conferences - all delivered to a mobile device such as a cellular phone, Personal Digital Assistant ("PDA") or laptop computer, and global roaming of all the features, i.e. the services can be used in many different countries around the world. We believe that the demand for wireless networks supporting faster information-rich applications will increase, pushing the wireless communications industry toward a generation of services that are expected to result in higher productivity, greater transmission speed and seamless access around the world.

The current second generation wireless networks are based on different communications standards with the Global System for Mobile Communication ("GSM") being the most widely adopted standard. That standard has also been adopted in the United States by larger wireless networks such as AT&T Wireless and T-Mobile. The U.S. company Qualcomm has developed an alternative standard called Code Division Multiple Access ("CDMA"). CDMA networks exist primarily in the United States, Korea and some countries in South America.

The various third generation wireless networks being built around the world are based on primarily two different network standards: Wideband - Code Division Multiple Access ("W-CDMA") that is an extension of the widely adopted GSM standard and CDMA2000 that is an extension of the CDMA standard. The selection of a network standard by different operators in different countries depends largely on government policies regarding spectrum availability and licensing conditions. As a result we expect that third generation services will be adopted at at different rates in different regions of the world. Europe and Japan have network operators with systems that are based on W-CDMA while operators in the United States and Korea will deploy systems that are based on both third generation standards. Wireless operators in Europe, Japan and Korea have recently started to roll out third generation services, while operators in the United States are expected to begin to roll out true nation-wide third generation services in late 2003 or 2004.

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

To provide a complete third generation network across a typical geographical area, three types of base stations are normally deployed: those that provide a signal over a very large area, such as a whole city, those that provide a signal over a medium size area, such as one community in a city, and those that provide a signal over a small area, such as in one office building in the community.

The Company

Mobilepro is a development stage company whose business focus has been directed towards developing solutions that are expected to support the third generation digital wireless network market through its wholly-owned subsidiary, NeoReach Inc. NeoReach intends to design, develop and manufacture third generation modem and data processing technologies in integrated circuits and associated prototype or demonstration printed circuit boards for

         o        third generation network base stations and,

         o        third generation handsets and other user equipment.

NeoReach intends to exclusively focus its products to be used for the medium and small area Base Stations since the market size and required quantity of these units is expected to be much greater than for the large area Base Stations.
In addition, NeoReach also intends to develop miniature radio frequency transceiver integrated circuits for the wireless markets, to include both the third generation base stations and the handsets. These integrated circuits are anticipated to be based on low-power technologies believed to be an important feature considering the small battery in a consumer cell phone. Power is only consumed in case the circuit actually is in operation.

NeoReach intends to initially focus its efforts on developing the technology for the third generation network base stations in the form of prototype or demonstration printed circuit boards. Upon the successful completion of these boards to include various testing of functions and demonstrations, we intend to develop semiconductor integrated circuits with the technology embedded. In some cases, we also intend to sell the prototype or demonstration printed circuit board to potential customers.

Handsets - each third generation compatible handset manufactured requires a modem as one of its components in order to communicate with the various base stations in the wireless network. NeoReach intends to develop and provide the modem solution as a semiconductor integrated circuit installed on a printed circuit board inside of the handset. NeoReach also intends to develop and provide the complete radio frequency transceiver as a semiconductor integrated circuit.

Our state-of-the-art modem solutions are anticipated to support the third generation wireless communications systems as defined by the worldwide W-CDMA standard and, in a later development stage, the GSM standard. The W-CDMA specifications standard has been defined such that the base station modem will properly communicate with the corresponding handset modems.

The NeoReach modem solutions are intended to be developed to provide key competitive advantages in the market place:

1) The base station modem is expected to be designed using two different types of transmission systems as defined by the W-CDMA standards. We believe that this is ideal for transmitting both voice and data.

2) NeoReach intends to offer a dense multi-channel modem with up to 64 user channels expanding in later versions to up to as many as 256 user channels. This may allow operators to service more customers with the same base station. The number of user channels is primarily determined by how complex the semiconductor integrated circuit is. We intend to use commercially available integrated circuits which have a technology that we believe currently allows up to 64 user channels while we believe that the next generation of the commercially available integrated circuits that are anticipated to be made available in year 2004 are expected to provide adequate increased capacity. These commercially available integrated circuits may be used for many different applications, one being our anticipated use for the base station modem.

3) We believe that our modem theoretically may offer a coverage capacity as a theoretical target of three miles vs. the typical 0.6 miles, thereby enabling operators to service larger areas using medium and small area Base Stations instead of installing a more expensive large area Base Station. The theoretical coverage capacity is determined by a design choice for the modem that includes receiving and processing signals from handsets that are up to three miles away from the base station. This distance is determined by the maximum time it takes the signal to travel that distance. We believe that through our research and development activities and through theoretical modeling that our design may achieve the theoretical target capacity. This theoretical target has also been reviewed together with W-CDMA wireless experts from other companies.

4)  Flexible   Architecture  that  we  believe  may  enable  easy  upgrades  and modifications, thereby lengthening product life.

NeoReach has signed a Memorandum of Understanding with RF Microelectronics Laboratory of Information and Communications University of South Korea for the co-development of Radio Frequency integrated circuits. We have also discussed the development jointly with RF Microelectronics Laboratory of a ZigBee RF CMOS chip as a complement or alternative initial RF CMOS chip. This memorandum of understanding is non-binding on either party and additional agreements are necessary before the parties may collaborate together.

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

In addition to the development of advanced radio frequency and modem solutions for the wireless market, we also intend, as appropriate, to leverage our expertise into delivering wireless applications and systems solutions for the global enterprise markets to include wireless local area networks and the resale of existing wireless software applications. We also intend, as appropriate, to provide specialized radio frequency design services for turnkey wireless systems and wireless telemetry systems. This may include the acquisition of technologies or operations to offer us an entry into these areas of wireless applications, systems solutions or services.

The Company is located at Mobilepro Corp., 30 West Gude Drive, Suite 480, Rockville, Maryland 20850.


CORPORATE HISTORY

Mobilepro is a development stage company and currently trades on the Bulletin Board under the stock symbol "MOBL". The following is a brief history of the Company.

Mobilepro was incorporated on July 14, 2000 and was focused on the integration and marketing of complete mobile information solutions that were intended to satisfy the needs of mobile professionals.

The company with which Mobilepro merged in June of 2001 was first organized in June 1988 as Bud Corp. Bud Corp. changed its name to Tecon, Inc. in July 1992, then to Buyit.com, Inc. in May 1999 and finally to CraftClick.com, Inc. on January 4, 2000. CraftClick's business strategy and focus was intended to become the premier destination for buyers and sellers of arts and crafts products and supplies through the use of Internet websites. Due to the lack of adequate funding and the lack of generating enough Internet traffic to achieve profitability, CraftClick began to cease business operations in October 2000. CraftClick subsequently disposed of substantially all of its assets in February 2001 when secured creditors foreclosed on outstanding loans made to CraftClick.

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

On March 21, 2002, Mobilepro entered into an Agreement and Plan of Merger with NeoReach, Inc., a private Delaware company, pursuant to which a newly-formed, wholly-owned subsidiary of Mobilepro merged into NeoReach in a tax-free transaction. NeoReach is a development stage company designing state of the art modem solutions to support third generation (third generation) wireless communications systems. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. On April 23, 2002, the Company issued 12,352,129 shares of its common stock in a one-for-one tax-free stock exchange to the holders of NeoReach's common stock pursuant to the Agreement. This was a cash-less transaction and there were no payments or finder's fees involved. The Board of Directors determined the consideration to be a fair compensation to the NeoReach shareholders. The issuance of the shares were valued at a fair value of $ 6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of our stock at that time. The valuation of NeoReach in the merger agreement was based on several factors, as described in the table below, including that over thirty-three man-years of development efforts had been accumulated for achieving the prototype third generation modem boards for the base station applications, that a management team and engineering team were in place, that office and laboratory facilities were in place, that six patents had been filed or were already approved, and that contacts and relationships had already been established with potential customers both in the United States and Korea. The value of intangible assets and goodwill, such as contacts, relationships and potential customers, has not been included in the table below since it is difficult to estimate a real value, although it could be very significant, on these items. The transaction was concluded following arms-length negotiations. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act. The related parties from both the Company and NeoReach were Messrs. Daniel Lozinsky, Arne Dunhem, Scott Smith and Ken Min. Mr. Daniel Lozinsky who was a controlling stockholder of Mobilepro also owned approximately 32.5% of NeoReach.

Approximate valuation of Neoreach, Inc.
Item                                                              Approx. Value
----                                                              -------------
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

BUSINESS STRATEGY AFTER THE NEOREACH MERGER

We are a development stage company and therefore, the following business strategy contains forward-looking information and we can give no assurances that we will be able to accomplish these goals, generate sufficient revenues to be profitable, obtain adequate capital funding or continue as a going concern. Our independent auditors have issued a going-concern opinion for the year ended March 31, 2003, March 31, 2002 and March 31, 2001 (See "Financial Statements and Supplementary Data").

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

In addition to being granted the approval on five patents related to smart antenna processing, the Company continued to make progress on design of the various technical features for the base station modem. In April of 2002, the Company began working with leading scientists at the RF Microelectronics Lab at Korea's Information and Communications University in South Korea, to test some modem and radio frequency integrated circuit development advancements. The first phase of the simulation testing focused principally on the Company's proprietary third generation radio frequency technology.

As result of the design effort to date, we believe that a preliminary version of the base station modem will be ready for field evaluation during the last quarter of 2003 with a multi-channel modem semi-conductor integrated circuit chip to be commercially available by the end of 2004. The chip is anticipated to be designed and developed by the Company, but we will expect the chip to be manufactured by a third party offshore it. Once this development milestone is reached, the Company believes that it can have the completed design for the handset modem chip commercially available by the mid of 2005.

The long-term product vision is founded on product line extensions that leverage the current technology and expertise in third generation. We intend to add new products to the development schedule if market success with the modem solutions is demonstrated and based on the market timing and future competitive landscape.

Mobilepro believes it can be successful in the third generation wireless modem market for two key reasons: 1) capitalizing on an early-to-market advantage with advanced capabilities; and, 2) maintaining narrowly focused product and market strategy on its two core solutions. We believe that all the other vendors must rationalize third generation development, sales and marketing resources among a larger product line and among an installed base of customers utilizing other products for which upgrades are expected and required.

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

NeoReach has signed a memorandum of understanding with RF Microelectronics Laboratory of the Information and Communications University of the Republic of Korea to cooperate in research, particularly in radio frequency integrated circuit development for the third generation W-CDMA standard. This specific integrated circuit, chipset, which is expected to support the W-CDMA standard, is also a required component in the consumer handsets and base stations managed by the mobile operators to support third generation wireless services. We have also discussed the development jointly with RF Microelectronics Laboratory of a ZigBee RF CMOS chip as a complement or alternative initial RF CMOS chip. This co-development initiative has the potential to expand the NeoReach product suite beyond the Company's modem solutions currently in development and testing. This memorandum of understanding is non-binding on either party and additional agreements are necessary before the parties may collaborate together.


MARKET/INDUSTRY PROJECTIONS

Market Outlook for Third Generation Services

The current generation of digital wireless networks primarily in use today is referred to as second generation, or second generation services. Demand for faster networks supporting information-rich applications are on the horizon, pushing the industry toward the third generation of services delivering higher productivity, greater transmission speed and seamless access around the world.

Marketplace players with different motivations are all driving the push toward third generation services. Manufacturers are motivated by the lure of new revenue streams from new third generation equipment. Wireless operators worldwide are motivated to capture first to market advantage and to relieve their frequency spectrum shortage. Regulators are motivated to gain new license revenue from operators. And finally, consumers and businesses are motivated by the ability to combine wireless mobility with content and multi-media messaging.

Markets in which both wireless and Internet penetration is high are well positioned for third generation services. Selection of network standards and government policies regarding spectrum availability and licensing will drive adoption at different rates in different regions of the world.

Europe and Japan centralize on a single network operator standard, W-CDMA, and wireless operators there have recently begun to roll out third generation services on a schedule that builds throughout 2002-2005. The U. S. will deploy two standards - CDMA and W-CDMA, and full rollout is projected by industry analysts to begin in late 2003, although some limited operation started late 2002.

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

On-time market availability of third generation-enabled handsets is critical to the roll-out of the services. Morgan Stanley, in published research reports, estimates that in 2002 alone, approximately 3.7 million handsets will be needed to support demand. This increases to nearly 75 million units in 2006. Going forward, handset replacement volume is expected to continually expand due to customer exposure to more choices in new phone features, prices and services.

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

         3) Pay-down certain debt, such as a convertible debenture from Cornell Capital at an amount of $130,000 plus accrued interest. We also intend to pay-down debt owed to Mr. Daniel Lozinsky, a Director, and Mr. Arne Dunhem, an officer and Director, during 2003. The total amount that we intend to pay to Mr. Lozinsky and Mr. Dunhem during 2003 is approximately $30,000 out of total outstanding amount of $277,617; and

         4)       General working capital purposes.


PRODUCTS AND SERVICES

We intend to develop products for the third generation markets, currently per the worldwide W-CDMA standard. Our product line is initially intended to comprise of small area base station modem and handset modem integrated circuits. These products with features considered by us are not currently available in the market. We believe that our products may be among the first to market and is expected to offer special value to the manufacturer customers and the marketplace in general. We currently have a prototype available of a modem for the medium area base station.

The product line extension is expected to include radio frequency integrated circuit chip set. This integrated circuit is a highly complex and miniaturized chip of a size less than 1/4 inch by 1/4 inch that is a complete radio and transmitter system. The chip is specialized for the 1.9 GHz/2.1 GHz frequency bands used in Europe and Asia for the new third generation W-CDMA networks and may be used in both small area base stations and in third generation handsets. Future similar versions of the radio frequency integrated circuit chip may be developed for the similar third generation frequency bands used in the USA and Canada and may also be developed for Wireless-LAN applications, although operating in the 5 GHz frequency band. We intend to co-develop the product jointly together with the RF Microelectronics Laboratory of the Information and Communications University of South Korea based on a memorandum of understanding between our organizations. We have also discussed the development jointly with RF Microelectronics Laboratory of a ZigBee RF CMOS chip as a complement or alternative initial RF CMOS chip. This memorandum of understanding is non-binding on either party and additional agreements are necessary before the parties may collaborate together.

In addition to the development of advanced radio frequency and modem solutions for the wireless market, we also intend, as appropriate, to leverage our expertise into delivering wireless applications and systems solutions for the global enterprise markets to include wireless local area networks and the resale of existing wireless software applications. We also intend, as appropriate, to provide specialized radio frequency design services for turnkey wireless systems and wireless telemetry systems. This may include the acquisition of technologies or operations to offer us an entry into these areas of wireless applications, systems solutions or services. On June 20, 2003, the Company announced in a press release that it entered into a Memorandum of Understanding with GBH telecom, LLC, a development stage company headquartered in Arlington, Virginia, under which it intends to acquire GBH telecom, LLC in a proposed tax-free exchange of stock.

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

RESEARCH AND DEVELOPMENT

Our product development efforts are expected to be focused on defining the functionality of the product and developing services for it. We believe the innovation and design of our product will play an important role in our success. We intend to identify and respond to the needs of our customers by introducing new designs with an emphasis on innovations in the functionality, simplicity and ease of use of our products and services.

None of the cost of research and development activities were borne directly by customers. As of July 11, 2003, we had one individual engaged in research and development activities.

INTELLECTUAL PROPERTY

As of July 11, 2003, we had filed a total of six patent applications which were pending with the U.S. Patent and Trademark Office (PTO) in the area of "Smart Antenna" technology. As of July 11, 2003 we have been granted approval of five patents and one patent application is still pending approval. The five approved patents are as follows:

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

On August 30, 2002 as part of a settlement agreement with Mr. Scott Smith, the inventor and former president of Mobilepro, we assigned the ownership from the Company to Mr. Smith two other patent applications pending which were referred to as "Wireless Communication System and Method of Providing Wireless Communication Service" with specific descriptions to include "Device and Method for Changing the Orientation and Configuration of a Display of an Electronic Device" and "Electronic Device Having Multiple Service Functionality". Both of these pending patent applications relate to the business of the Company before the merger with NeoReach and we do not intend to pursue the business related to these patents.

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

RECENT DEVELOPMENTS

On June 20, 2003, the Company announced in a press release that it entered into a Memorandum of Understanding with GBH telecom, LLC, a development stage company headquartered in Arlington, Virginia, under which it intends to acquire GBH telecom, LLC in a proposed tax-free exchange of stock. The projected closing date for the transaction was announced to be July 3, 2003. Under the terms of the MOU, upon completion of the proposed transaction, GBH shareholders will own the majority of the Company's issued and outstanding common stock and have voting control of the Company. A copy of this press release was filed as an exhibit to an 8-K filing on June 20, 2003.

ITEM 2. DESCRIPTION OF PROPERTY

Our offices are located at 30 West Gude Drive, Suite 480, Rockville, Maryland 20850. The office consists of approximately 3,500 square feet of office space, that on June 1, 2003 expanded to approximately 7,000 square feet, are sub-leased from Amisys, LLC with a monthly rental rate of $4,500 increasing to $9,100 upon the expansion on

June 1, 2003. We believe that this facility is adequate to meet our needs in the near future. In the event our business expands, we believe we will have an ability to expand within the same facility.

As of March 31, 2003, we employ three persons and six consultants. If the business grows as we plan, we anticipate that we will need additional persons to fill administrative, sales and technical positions.

ITEM 3.  LEGAL PROCEEDINGS

As of March 31, 2003, we were party to four legal proceedings. Mr. Tatcha Chulajata, a former employee of Mobilepro filed a formal complaint against the Company on October 29, 2002 with the State of Maryland, Department of Labor, Licensing and Regulation for a claim for unpaid wages. The employee claims a total of $49,866.67 for unpaid wages from August 2001 through October 2002. Mr. Chulajata was employed by NeoReach, Inc. on July 15, 2000 as Senior Engineer and he resigned in October 2002. Due to financial difficulties encountered by the Company in 2001 and 2002, Mr. Chulajata received a reduced salary. The Company is currently negotiating a settlement with the employee with respect to the claim.

Mobilepro and NeoReach, Inc. were on December 31, 2002 served with three complaints in the United States District Court for the District of Maryland in three separate actions seeking relief for failure to pay wages and breach of contract. The three plaintiffs are in the three separate actions seeking relief of approximately $59,334.67, $65,383.34 and $60,750.00 respectively. The three plaintiffs are former employees named Mr. Man Hyuk Park, Mr. Sang Humn Lee and Mr. Yang Hoon Jung and all were employed as Senior or Principal Engineer since September 2001, June 2000 and August 2001, respectively. Due to financial difficulties encountered by Mobilepro in 2001 and 2002, the three individuals received reduced salaries. The Company is currently finalizing a negotiated settlement with the employees with respect to the claim.

Mr. Scott R. Smith, a former executive of NeoReach, Inc. filed a formal complaint against the Company on January 10, 2003 with the State of Illinois, Department of Labor for a claim for unpaid wages. The former executive claimed a total of $97,335 for unpaid wages from February 2002 through August 2002. The complaint was subsequently dismissed by the State of Illinois, Department of Labor in April 2003. Mr. Smith was employed by NeoReach, Inc. on February 19, 2002 as Executive Vice President and his employment agreement expired on August 18, 2002. Due to financial difficulties encountered by Mobilepro in 2002, Mr. Smith's salary was deferred as part of an agreement between Mr. Smith and Mobilepro. A settlement agreement was mutually signed and executed on August 30, 2002. Due to the Company's inability to pay full amounts per the settlement agreement, negotiations have been ongoing for an adjusted payment plan. As of July 11, 2003 no final revised settlement agreement has been reached.

Virginia University of Technology, Sponsored Programs, claims from the Company approximately $80,000 for unpaid research and development work performed by the University for NeoReach during the years 2000 and 2001. The Company is currently negotiating a settlement with the University with respect to the claim.

Dungavel, Inc. claims from the Company as a result of the February 19, 2002 Stock Purchase Agreement between Mr. Daniel Lozinsky and Dungavel, Inc., a total of $37,500. The Company intends to negotiate a settlement with Dungavel with respect to the claim.

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

           As of the effective date of this Amendment, after the reverse stock split set forth above, the total number of shares of capital stock of all classes which the Corporation shall have authority to issue 55,035,425 shares, of which 50,000,000 shares shall be common stock, par value $.001 per share ("Common Stock"), 5,035,425 shares shall be preferred stock, par value $.001 per share ("Preferred Stock") and 35,425 shares shall be the Series A Convertible Preferred Stock, par value $.001 per share. ("Series A Convertible Preferred Stock")."

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

On March 12, 2003, the Board of Directors approved and recommended that the Stockholders adopt an amendment to the Corporation's certificate of incorporation to increase to 600,000,000 the authorized shares of Corporation common stock and adopted Amendment No. 1 to the Mobilepro 2001 Equity Performance Plan in order to increase the number of shares of Common Stock available for issuance thereunder from 1,000,000 shares to 6,000,000 shares, conditioned upon the approval of the Stockholders and authorized the Company's officers to obtain written consents from the holders of the outstanding voting securities of the Company to approve the recommended actions.

On March 12, 2003, stockholders owning of record an aggregate of 10,389,791 shares of the Company's common stock, representing approximately 52.5% of the outstanding voting securities of the Company, executed and delivered to the Company a written consent in lieu of a special meeting authorizing and approving the 2001 Equity Performance Plan Amendment, which provides, generally, that the number of shares of Common Stock authorized for issuance pursuant to awards granted under the Plan, as recommended by the Board of Directors of the Corporation, is increased from 1,000,000 shares to 6,000,000 shares, in the aggregate, and that the Certificate of Amendment to Certificate of Incorporation as recommended by the Board of Directors of the Corporation as follows:

FIRST:            The name of the Corporation is Mobilepro Corp.
-----

SECOND: The Certificate of Incorporation of the Corporation is hereby amended by striking the second paragraph of Article FOURTH in its entirety and by substituting the following new paragraph in lieu thereof as the second paragraph of Article FOURTH:

                  "The total number of shares of capital stock of all classes which the Corporation shall have authority to issue is 605,035,425 shares, of which 600,000,000 shares shall be common stock, par value $.001 per share ("Common Stock"), 5,035,425 shares shall be preferred stock, par value $.001 per share ("Preferred Stock") and 35,425 shares shall be the Series A Convertible Preferred Stock, par value $.001 per share ("Series A Convertible Preferred Stock")."

THIRD: The amendment of the Corporation's Certificate of Incorporation herein certified has been duly adopted in accordance with the provisions of Sections 228 and 242 of the General Corporation Law of the State of Delaware.

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

As of July 11, 2003, there were approximately 780 holders of record of our Common Stock, which does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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


--------------------------------------------- ------------- ------------------
QUARTER ENDED                                     HIGH             LOW
--------------------------------------------- ------------- ------------------
March 31, 2003                                    0.12            0.009
December 31, 2002                                 0.30            0.08
September 30, 2002                                0.51            0.14
June 30, 2002                                     1.43            0.42
--------------------------------------------- ------------- ------------------
March 31, 2002                                    4.00            1.05
December 31, 2001                                 4.00            0.19
September 30, 2001                                3.95            0.06
June 30, 2001                                     2.00            0.15
--------------------------------------------- ------------- ------------------
March 31, 2001                                    0.19            0.02
December 31, 2000                                 0.53            0.03
September 30, 2000                                2.00            0.38
June 30, 2000                                     3.88            0.88
--------------------------------------------- ------------- ------------------
March 31, 2000                                    2.88            1.50
December 31, 1999                                 3.75            1.25
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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                      Equity Compensation Plan Information
                                 (As of 3/31/03)

     Equity Compensation Plan Categories  Number of securities to       Weighted average       Number of securities
                                          be issued upon exercise       exercise price of       remaining available
                                          of outstanding options,     outstanding options,      for future issuance
                                            warrants and rights        warrants and rights
     ------------------------------------ ------------------------- -------------------------- ----------------------
     Approved by security holders
      - 2001 Equity Performance Plan              671,038                     $0.03                  3,348,962
     Not approved by security holders
      - None                                         0                          0                        0
     ==================================== ========================= ========================== ======================
     Total                                           0                        $0.00                  3,348,962


A total of 1,000,000 of the securities underlying the 2001 Equity Performance Plan were registered on the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on December 4, 2001 (File No. 333-74492).


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

In August 2000, we granted 1,903,574 common stock options valued at $475,000 for a Note Receivable for the same amount. The options were granted pursuant to the "2000 Stock Option Plan". As of March 31, 2001, we had granted a total of 2,562,250 additional options pursuant to the "2000 Stock Option Plan", not including the initial 1,903,574 common stock options. We believe that the Company for these options received no proceeds since they were never exercised. These options were granted to employees and consultants and were vesting over a period of up to 4 years with an exercise price of $1.00. Since these options were granted, 1,186,000 were cancelled and 850,125 expired due to termination of employee relationships, i.e. only 526,125 remained as options as of March 31, 2001. We believe that none of the remaining options were ever exerciced and that all these remaining granted options expired effectively as part of the merger between Mobilepro and CraftClick.com on June 6, 2001.

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

On April 23, 2002, we issued 12,352,129 shares of our common stock to the holders of NeoReach's common stock pursuant to an Agreement and Plan of Merger, dated March 21, 2002. A newly formed, wholly-owned subsidiary of Mobilepro merged into NeoReach, in a tax-free one-for-one share exchange transaction. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. The issuance of the shares were valued at a fair value of $ 6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of our stock at that time. The valuation of Neoreach in the merger agreement was based on several factors, including that over twenty-five man-years of development efforts had been accumulated for achieving the prototype third generation modem boards for the base station applications, that a management team and an engineering team were in place, that office and laboratory facilities were in place, that six patents had been filed or were already approved, and that contacts and relationships had already been established with potential customers both in the United States and Korea. The transaction was concluded following arms-length negotiations. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

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

On May 31, 2002, Mobilepro issued a convertible debenture to Cornell Capital in the original principal amount of $250,000. The convertible debenture is convertible into shares of our common stock as a price equal to either 120% of the closing bid price of our common stock as of May 31, 2002, or 80% of the average of the four lowest closing bid prices of our common stock for the five trading days immediately preceding the conversion date. If such conversion had taken place on May 31, 2002, then the holder of the convertible debenture would have received 452,899 shares of our common stock. If, at the time of conversion, the Common Stock is listed on the NASD Bulletin Board System, Nasdaq SmallCap Market, or American Stock Exchange, the conversion price will be 120% of the closing bid price. The convertible debenture accrues interest at a rate of 4% per year and is convertible at the holder's option. Holders of the Debentures have certain registration rights with respect to the resale of shares of Common Stock received upon any conversion of the Debentures. The convertible debenture has a term of five years. At Mobilepro's option, the convertible debenture may be paid in cash or converted into shares of our common stock on the fifth anniversary unless converted earlier by the holder. As of July 11, 2003 the Holder has converted a total of $120,000 of the original principal amount.

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

On February 6, 2003, we entered into an equity line of credit arrangement with Cornell Capital Partners, LP. The Equity Line of Credit provides that Cornell Capital will purchase up to $10 million of common stock over a two-year period, with the timing and amount of such purchases, if any, at our discretion. Any shares of common stock sold under the Equity Line of Credit will be priced at a 9% discount to the lowest closing bid price of the common stock during the five-day period following the Company's notification to Cornell that it is drawing down on the Equity Line. We are not permitted to draw down more than $450,000 in any 30-day calendar period. In addition, there are certain other conditions applicable to the Company's ability to draw down on the Equity Line including the filing and effectiveness of a registration statement registering the resale of all shares of common stock that may be issued to Cornell under the Equity Line and the Company's adherence with certain covenants. At the time of each draw down, the Company is obligated to pay Cornell a fee equal to three percent of amount of each draw down. As of July 11, 2003, Mobilepro has received advances under the Equity Line of Credit in the total amount of $435,000.

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

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

OVERALL OPERATING RESULTS

We had no revenue for the years ended March 31, 2003 and 2002. However, our general and administrative expenses were $2,479,166 for the current year and $3,147,119 for the prior year, which resulted in substantial operating losses for each year. Operating losses were $2,479,166 and $3,147,119 for the years ended March 31, 2003 and 2002, respectively. The Company had other income, including income from the forgiveness of debt of $0 and $248,717 for the years ended March 31, 2003 and 2002, respectively. The areas where we expended the most funds for each year were for payroll, professional fees, consulting fees, and marketing expenses. Because of these large losses and the fact that we did not have adequate capital in order to continue to operate, we were pursuing alternative business opportunities in 2002 and 2003. See "BUSINESS" for our change in control and our future business strategy.

Our net losses after taxes and other income/expenses were $9,771,389 for March 31, 2003 and $2,898,402 for March 31, 2002.

OPERATING LOSSES

We have accumulated approximately $3,671,000- of net operating loss carryforwards as of March 31, 2003, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards is offset by a valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

We do not currently have any revenues, liquidity or capital resources as we move forward into our new business venture (See "BUSINESS") and our independent auditors have issued a going-concern opinion. We will need additional financing in order to implement our business plan and continue as a going concern. Besides the Equity Line of Credit from Cornell Capital Partners, LLP, we do not currently have a source for any additional financing and we cannot give any assurances that we will be able to secure any financing.

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

PLAN OF OPERATION

In September 2002 we shipped our prototype base station modem (version 1.0) to a prospective customer who planned to use it for test and demonstration purposes. No payment was received from the shipment since it was for demonstration purposes only. This prototype version of the modem is currently available in printed circuit board format and we intend to make it available to other potential customers. Continued product development is intended to evolve the base station modems from the boards to application specific integrated circuits. The integrated circuits are custom products that are designed for only one customer and can be sold only to that one customer; we are that customer and we intend in turn to resell to our customers for their particular applications. The printed circuit board version of the base station modem is approximately 24 inches long by 16 inches wide and is built using discrete electronic components such as integrated circuits, transistors, capacitors and resistors. We intend to miniaturize most of the modem functions on this board to two individual semiconductor chips, or integrated circuits, each of the approximate size of one by one inch. One of the chips is commercially available for purchase and is expected to be programmed with our proprietary software that is part of our technology while the other chip is expected to be customized and manufactured for our specific applications.

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

--------------------------- --------------- ------------ ---------------- ------------- ------------- --------------- --------------
                               Project        System        Prototype      Prototype          IC       Beta Testing      General
                              Definition      Design      Manufacturing     Testing      Manufacturin                 Availability
--------------------------- --------------- ------------ ---------------- ------------- ------------- --------------- --------------
Base Station V1.0 Modem          2000          2001          1Q2002          3Q2002           N/A          N/A           2Q2003
Board
--------------------------- --------------- ------------ ---------------- ------------- ------------- --------------- --------------
Base Station Modem              2Q2003        3Q2003         4Q2003          1Q2004         1Q2004        2Q2004         3Q2004
Integrated Circuit
--------------------------- --------------- ------------ ---------------- ------------- ------------- --------------- --------------
Handset Modem Integrated        3Q2003        4Q2003         2Q2004          3Q2004         4Q2004        4Q2004         4Q2004
Circuit
--------------------------- --------------- ------------ ---------------- ------------- ------------- --------------- --------------
Radio Frequency                 2Q2003        3Q2003         4Q2003          4Q2003         1Q2004        1Q2004         2Q2004
Integrated Circuit
--------------------------- --------------- ------------ ---------------- ------------- ------------- --------------- --------------

The table below provides the estimated project development costs for the three different main projects.

-------------------------------------- -------------------------- ------------------------- --------------------------
 Estimated Project Development Costs     Dec 2002 - June 2003         July - Dec 2003           Total for Period
-------------------------------------- -------------------------- ------------------------- --------------------------
Base Station Modem Board and                  $2,100,000                 $2,300,000                $4,400,000
Integrated Circuit
-------------------------------------- -------------------------- ------------------------- --------------------------
Handset Modem Integrated Circuit               $700,000                  $1,800,000                $2,500,000
-------------------------------------- -------------------------- ------------------------- --------------------------
Radio Frequency Integrated Circuit             $800,000                  $1,100,000                $1,900,000
-------------------------------------- -------------------------- ------------------------- --------------------------
Total Estimated Development Costs             $3,600,000                 $5,200,000                $8,800,000
-------------------------------------- -------------------------- ------------------------- --------------------------

The estimated financing/liquidity needs for the period of December 2002 through June 2003 is approximately $3,600,000 and for the period July - December 2003 is approximately $5,200,000, i.e. the aggregate for the period December 2002 through December 2003 is estimated to be approximately $8,800,000. We believe that some revenues will be received during year 2003 from the sale of our products and supporting services and this revenue may reduce the financing/liquidity needs. The sources of additional funding to support the development are primarily three; the equity line of credit from Cornell capital, the raising of private funds through private placement memoranda, and from credits or equity contributions from strategic partners. We intend to constantly seek alternative funding sources to supplement these three primary sources. Since the equity line of credit with Cornell capital spans over 24 months we may not be able to raise more than a maximum of $5,400,000 over the first 12 months from Cornell Capital. For full project funding, this means that a minimum of approximately $3,300,000 may need to be funded included funds from revenues during the year and through private placement arrangements, from credit or equity contributions from strategic partners or through other alternative sources. Should it become apparent that we cannot raise the funds as anticipated then we intend to re-evaluate the priorities between the developments of the three main projects. We anticipate to attempt to reduce the development costs by outsourcing some of the development activities to engineering firms overseas and by acquiring licenses to developed technology that we may integrate with our own developed technology.

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

As a result of the Plan, we expect a significant increase in the number of employees by mid/third quarter 2003 to possibly over 50 employees. The increase in number of employees consist primarily of engineers with an anticipated need of approximately 38 engineers and a total of approximately 12 G&A personnel including marketing and sales personnel by year-end 2003/early 2004. The funding for the increase in employees is included in the overall plan of operation and funding for year 2003.

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

5) Pay-down certain debt, such as a convertible debenture from Cornell Capital in the amount of $250,000 plus accrued interest. We also intend to pay-down part of debt owed to Mr. Daniel Lozinsky, a Director, and Mr. Arne Dunhem, an officer and Director, during 2003. The total amount that we plan to pay to Mr. Lozinsky and Mr. Dunhem during 2003 is approximately $60,000 out of a total outstanding amount of $277,617.

6) General working capital purposes.

7) In addition to the development of advanced radio frequency and modem solutions for the wireless market, we also intend, as appropriate, to leverage our expertise into delivering wireless applications and systems solutions for the global enterprise markets to include wireless local area networks and the resale of existing wireless software applications. We also intend, as appropriate, to provide specialized radio frequency design services for turnkey wireless systems and wireless telemetry systems. This may include the acquisition of technologies or operations to offer us an entry into these areas of wireless applications, systems solutions or services.

EMPLOYEES

We, as of March 31, 2003, employ three persons and six consultants. If the business grows as we plan, we anticipate that we will need additional persons to fill administrative, sales and technical positions.

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

Mr. Daniel Lozinsky became our President and CEO in February 2002 after he acquired 64.8% of our voting securities. After the acquisition of NeoReach, Mr. Arne Dunhem, on May 10, 2002 replaced Mr. Lozinsky as our President and CEO and Mr. Lozinsky became our Senior Vice President. Our success depends to a significant extent on the leadership and vision of Messrs. Dunhem and Lozinsky. Prior to the merger, Messrs. Lozinsky and Dunhem had no experience working together. Failure to successfully integrate the management teams of the two companies could adversely affect the business and results of operations of the Company. Our future success also depends on our ability to identify, attract, hire, retain and motivate other well-qualified managerial, technical, sales and marketing personnel. There can be no assurance that these professionals will be available in the market or that we will be able to meet their compensation requirements.

There is Substantial Doubt About our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding.

The report of our independent accountants on our March 31, 2003 financial statements, as noted in Note 10 , March 31, 2002 financial statements, as noted in Note 4 and our March 31, 2001 financial statements, as noted in Note 2 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to our lack of any revenue-generating activities and substantial operating losses. As a result of our acquisition of NeoReach effective in April 2002, we have continued to incur substantial debt obligations. We anticipate that we will incur net losses for the immediate future. We expect our operating expenses to increase significantly, and, as a result, we will need to generate increased monthly revenue if we are to continue as a going concern. To the extent that revenue does not grow at anticipated rates, we do not obtain additional funding, or that increases in our operating expenses precede or are not subsequently followed by commensurate increases in revenue, or that we are unable to adjust operating expense levels accordingly, we may not have the ability to continue on as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are at development stage and have a limited operating history upon which you can base your investment decision.
The Company had a major shift in its business strategy in June 2001. It was not until June 2001 that the Company focused on the integration and marketing of complete mobile information solutions that satisfy the needs of mobile professionals. The Company acquired NeoReach, another development stage company, in April 2002. We directed in 2002 our focus towards solutions supporting the third generation wireless market. We have a limited operating history upon which to evaluate our business plan and prospects. If we are unable to obtain additional external funding or generate revenue from the sales of our products, we could be forced to curtail or cease our operations.

Our business revenue generation model is unproven and could fail.
Our revenue model is new and evolving, and we cannot be certain that it will be successful. Our ability to generate revenue depends, among other things, on our ability to leverage NeoReach's technology in the third generation wireless communications market. The potential profitability of this business model is unproven. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth or achieve or sustain profitability.

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

         o        the   success  of  our   efforts  to   develop,   improve  and
                  satisfactorily address any issues relating to our modem technology; and

         o the timely delivery and successful implementation of new technologies deployed in connection with any third generation services offered by the national and international wireless communications service providers.

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

We own several Internet domain names, including www.mobileprocorp.com and www.neoreach.com. The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains or modify the requirements for holding domain names, any or all of which may dilute the strength of our name. We may not acquire or maintain our domain name or additional common names in all of the countries in which our marketplace may be accessed, or for any or all of the top-level domains that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2003 AND 2002

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 2003 AND 2002



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         PAGE(S)
                                                                         -------
AUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Report of Independent Certified Public Accountants                     1

     Balance Sheets as of  March 31, 2003 and 2002                         2-3

     Statements of Operations for the years ended March 31, 2003
        and 2002 with Cumulative Totals Since Inception                     4

     Statements of Changes in Stockholders' Equity (Deficit) for the Periods
       April 1, 2000 to March 31, 2003 including the former Company Craftclick.com and the reverse acquisition that
       Occurred as of June 1, 2001                                         5-7

     Statements of Cash Flows for the years ended March 31, 2003
        and 2002 with Cumulative Totals Since Inception                    8-9

     Notes to Consolidated Financial Statements                           10-27

                        BAGELL, JOSEPHS & COMPANY, L.L.C.
                          Certified Public Accountants

                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbsboro, New Jersey 08026
                        (856) 346-2828 Fax (856) 346-2882

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors
Mobilepro Corp and Subsidiary
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of Mobilepro Corp and Subsidiary (formerly Craftclick.Com, Inc.) (A Development Stage Company) (the "Company") as of March 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended, with cumulative totals since the Company's inception, for the statements of operations, changes in stockholders' equity (deficit) and cash flows. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements for the years ended March 31, 2003 and 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management's operating and financing plans in regard to these matters are also discussed in
Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobilepro Corp and Subsidiary (A Development Stage Company) as of March 31, 2003 and 2002 and the results of its operations, changes in stockholders' equity (deficit) and their cash flows for the years then ended and the cumulative totals since the Company's inception in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbbsboro, New Jersey
July 10, 2003


 MEMBER OF:       AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                  NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                  PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                  NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2003 AND 2002





    ASSETS
                                                             2003      2002
                                                           -------   -------
CURRENT ASSETS
   Cash                                                    $ 6,715   $   154
   Other current assets                                      9,518        --
                                                           -------   -------
               Total current assets                         16,233       154

FIXED ASSETS, Net                                           36,469        --
                                                           -------   -------

TOTAL ASSETS                                               $52,702   $   154
                                                           =======   =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             MARCH 31, 2003 AND 2002

                      LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                                              2003            2002
                                                                          ------------    ------------
CURRENT LIABILITIES
   Current portion of officer advances                                    $     30,000    $     44,262
   Current portion of note payable - Maryland Department
     of Revenue and Economic Development                                         4,500            --
   Notes  payable - sellers                                                     75,000          75,000
   Notes payable - other                                                       100,000            --
   Convertible debentures                                                      215,000            --
   Equity line of credit                                                       160,000            --
   Accounts payable and accrued expenses                                     1,234,880         187,663
                                                                          ------------    ------------
               TOTAL CURRENT LIABILITIES                                     1,819,380         306,925
                                                                          ------------    ------------
LONG-TERM LIABILITIES
   Officer advances - net of current portion                                   247,617            --
   Note payable - Maryland Department of Business and
     Economic Development - net of current portion                              95,500            --
                                                                          ------------    ------------
               TOTAL LONG-TERM LIABILITIES                                     343,117            --
                                                                          ------------    ------------
TOTAL LIABILITIES                                                            2,162,497         306,925
                                                                          ------------    ------------
STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value, authorized
     5,035,425 shares, and 35,425 shares
     issued and outstanding                                                         35              35
   Common stock, $.001 par value, authorized 600,000,000 and 50,000,000
     shares, and 30,175,122 and 4,175,492 shares issued and outstanding         30,175           4,176
   Additional paid-in capital                                               11,538,979       3,596,613
   Deficit accumulated during development stage                            (13,678,984)     (3,907,595)
                                                                          ------------    ------------
               TOTAL STOCKHOLDERS' DEFICIT                                  (2,109,795)       (306,771)
                                                                          ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $     52,702    $        154
                                                                          ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)


                                                                                   Cumulative
                                                                                  Totals Since
                                                      2003             2002         Inception
                                                  ------------    ------------    -------------
REVENUES                                          $       --      $       --      $       --

COST OF SALES                                             --              --              --
                                                  ------------    ------------    ------------
GROSS PROFIT                                              --              --              --

OPERATING EXPENSES
   Professional fees and compensation expenses       2,250,229       2,627,800       4,878,029
   Advertising and marketing expenses                   26,034            --            26,034
   Research and development                              8,495            --             8,495
   General and administrative expenses                  80,426         519,318       1,608,938
   Office rent and expenses                             86,068            --            86,068
   Travel and meals expenses                            12,562            --            12,562
   Depreciation                                         15,352            --            15,352
                                                  ------------    ------------    ------------
             TOTAL OPERATING EXPENSES                2,479,166       3,147,118       6,635,478
                                                  ------------    ------------    ------------

LOSS BEFORE OTHER INCOME (EXPENSES)                 (2,479,166)     (3,147,118)     (6,635,478)

OTHER INCOME (EXPENSES)
   Interest income                                        --                56              56
   Forgiveness of debt                                    --           276,738         276,738
   Other expense                                          --           (27,608)        (27,608)
   Interest expense                                    (48,698)           (469)        (49,167)
   Impairment of goodwill                           (7,190,374)           --        (7,190,374)
   Amortization of discount of stock conversion        (53,151)           --           (53,151)
                                                  ------------    ------------    ------------
             TOTAL OTHER INCOME (EXPENSES)          (7,292,223)        248,717      (7,043,506)
                                                  ------------    ------------    ------------
NET LOSS BEFORE PROVISION
FOR INCOME TAXES                                    (9,771,389)     (2,898,401)    (13,678,984)
   Provision for income taxes                             --              --              --
                                                  ------------    ------------    ------------
NET LOSS APPLICABLE TO COMMON SHARES              $ (9,771,389)   $ (2,898,401)   $(13,678,984)
                                                  ============    ============    ============
NET LOSS PER BASIC AND DILUTED SHARES             $      (0.45)   $      (0.45)   $      (0.63)
                                                  ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                 21,802,658       6,462,746      21,802,658
                                                  ============    ============    ============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS IN CHANGES OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE PERIODS APRIL 1, 2000 TO MARCH 31, 2003
 THE FORMER COMPANY CRAFTCLICK.COM, INC. AND THE REVERSE ACQUISITION
                        THAT OCCURRED AS OF JUNE 1, 2001


                                           COMMON STOCK                       PREFERRED STOCK
CRAFTCLICK.COM, INC. ACTIVITY:                SHARES         AMOUNT         SHARES          AMOUNT
                                            ----------     ----------   ------------    ------------
BALANCE - MARCH 31, 2000                    16,931,444         16,931        101,000            101

Issued preferred shares under PPM
April-June, 2000                                38,000             38        379,962           --

Issued common and preferred shares for
debt, December 31, 2000                     25,000,000         25,000          1,000              1

Issued common shares for assets/acquired
companies                                      430,000            430           --             --

Options granted for Note Receivable          1,903,574          1,904           --             --

Issued stock for investment                    500,000            500           --             --

Issued stock for services                    4,040,000          4,040           --             --

Net loss for year ended March 31, 2001            --             --             --             --
                                            ----------     ----------    -----------    -----------
BALANCE - MARCH 31, 2001                    48,805,018         48,805        140,000            140

Stock issued in conversion of preferred
  stock into common stock                    6,877,678          6,878       (104,622)          (105)

Consolidation of shares due to corporate
   change in domicile                      (55,125,493)       (55,125)          --             --

Issuance of common stock as part of
   Craftclick acquisition of Mobilepro       8,750,000          8,750           --             --

Net loss Craftclick for April 1, 2001 to
   May 31, 2001                                   --             --             --             --



                                             ADDITIONAL                      NET
                                               PAID-IN    ACCUMULATED    STOCKHOLDERS'
CRAFTCLICK.COM, INC. ACTIVITY:                 CAPITAL      DEFICIT        DEFICIT
                                            ----------    -----------    -----------
BALANCE - MARCH 31, 2000                    5,354,232     (2,848,780)     2,522,484

Issued preferred shares under PPM
April-June, 2000                              380,000

Issued common and preferred shares for
debt, December 31, 2000                        84,999           --          110,000

Issued common shares for assets/acquired
companies                                     322,070           --          322,500

Options granted for Note Receivable           473,096           --          475,000

Issued stock for investment                   499,500           --          500,000

Issued stock for services                   1,280,883           --        1,284,923

Net loss for year ended March 31, 2001           --       (5,630,700)    (5,630,700)
                                            ----------    -----------    -----------
BALANCE - MARCH 31, 2001                    8,394,742     (8,479,480)       (35,793)

Stock issued in conversion of preferred
  stock into common stock                      (6,773)          --             --

Consolidation of shares due to corporate
   change in domicile                          55,125           --             --

Issuance of common stock as part of
   Craftclick acquisition of Mobilepro         (8,750)          --             --

Net loss Craftclick for April 1, 2001 to
   May 31, 2001                                  --             (377)          (377)






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS IN CHANGES OF STOCKHOLDERS'
                          EQUITY (DEFICIT) (CONTINUED)
                 FOR THE PERIODS APRIL 1, 2000 TO MARCH 31, 2003
 THE FORMER COMPANY CRAFTCLICK.COM, INC. AND THE REVERSE ACQUISITION THAT
                          OCCURRED AS OF JUNE 1, 2001




                                                    COMMON STOCK                   PREFERRED STOCK
                                              SHARES           AMOUNT          SHARES           AMOUNT
                                           -------------    --------------  --------------   --------------
MOBILEPRO CORP ACTIVITY:
Recapitalization due to merger - Craftclick            -                -               -                -

Recapitalization due to merger - Mobilepro             -                -              47                -

Issuance of shares to cover convertible debt   3,000,000            3,000               -                -

Issuance of common stock for services
  and salaries                                 2,600,000            2,600               -                -

Issuance of common stock for services          1,500,000            1,500               -                -

Issuance of common stock for warrants            330,000              330               -                -

Issuance of common stock for services             25,000               25               -                -

Reverse stock split                          (16,677,711)         (16,678)              -                -

Issuance of common stock for services          3,000,000            3,000               -                -

Issuance of common stock for services            106,000              106               -                -

Conversion of debt for issuance of common
   shares                                         25,000               25               -                -

Issuance of common stock for services            960,000              960               -                -

Net loss for the year                                  -                -               -                -
                                           -------------   --------------  --------------   --------------
BALANCE MARCH 31, 2002                         4,175,492   $        4,176          35,425   $           35
                                           =============   ==============  ==============   ==============



                                                 ADDITIONAL                           NET
                                                  PAID-IN         ACCUMULATED     STOCKHOLDERS'
                                                  CAPITAL          DEFICIT          DEFICIT
                                               -------------    --------------   --------------
MOBILEPRO CORP ACTIVITY:
Recapitalization due to merger - Craftclick       (8,479,857)       8,479,857                -

Recapitalization due to merger - Mobilepro         1,009,194       (1,009,194)               -

Issuance of shares to cover convertible debt         477,000                -          480,000

Issuance of common stock for services
  and salaries                                       413,400                -          416,000

Issuance of common stock for services                246,000                -          247,500

Issuance of common stock for warrants                577,170                -          577,500

Issuance of common stock for services                  1,225                -            1,250

Reverse stock split                                   16,678                -                -

Issuance of common stock for services                237,000                -          240,000

Issuance of common stock for services                111,194                -          111,300

Conversion of debt for issuance of common
   shares                                             26,225                -           26,250

Issuance of common stock for services                527,040                -          528,000

Net loss for the year                                      -       (2,898,401)      (2,898,401)
                                               -------------    --------------   --------------
BALANCE MARCH 31, 2002                         $   3,596,613    $  (3,907,595)   $    (306,771)
                                               =============    ==============   ==============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS IN CHANGES IN STOCKHOLDERS'
                          EQUITY (DEFICIT) (CONTINUED)
                 FOR THE PERIODS APRIL 1, 2000 TO MARCH 31, 2003
             THE FORMER COMPANY CRAFTCLICK.COM, INC. AND THE REVERSE
                  ACQUISITION THAT OCCURRED AS OF JUNE 1, 2001




                                                            COMMON STOCK                 PREFERRED STOCK
                                                        SHARES         AMOUNT        SHARES         AMOUNT
                                                     -------------   ------------   ----------   -------------
BALANCE - MARCH 31, 2002                                4,175,492    $     4,176       35,425    $         35

Shares issued in merger with NeoReach acquisition      12,352,129         12,352            -               -

Shares issued for consulting                              690,000            690            -               -

Shares issued for equity line conversion                  784,314            784            -               -

Shares issued for cash                                    160,000            160            -               -

Shares issued for consulting                              145,000            145            -               -

Shares issued for consulting                              500,000            500            -               -

Shares issued for cash                                    100,000            100            -               -

Shares issued for cash                                    150,000            150            -               -

Shares issued for consulting                              209,853            210            -               -

Shares issued for salary                                  150,000            150            -               -

Shares issued for services                                100,000            100            -               -

Shares issued in escrow agreement                      10,000,000         10,000            -               -

Shares issued for services                                658,334            658            -               -

Shares exchanged from escrow to pay debt                        -              -            -               -

Net loss for the year ended March 31, 2003                      -              -            -               -
                                                     -------------   ------------   ----------   -------------
BALANCE MARCH 31, 2003                                 30,175,122    $    30,175       35,425    $         35
                                                     =============   ============   ==========   =============


                                                      ADDITIONAL                            NET
                                                        PAID-IN         ACCUMULATED     STOCKHOLDERS'
                                                        CAPITAL          DEFICIT          DEFICIT
                                                     -------------   --------------    --------------
BALANCE - MARCH 31, 2002                             $   3,596,613    $  (3,907,595)   $    (306,771)

Shares issued in merger with NeoReach acquisition        6,534,276                -        6,546,628

Shares issued for consulting                               316,710                -          317,400

Shares issued for equity line conversion                   516,863                -          517,647

Shares issued for cash                                      38,840                -           39,000

Shares issued for consulting                                65,105                -           65,250

Shares issued for consulting                               219,500                -          220,000

Shares issued for cash                                      24,900                -           25,000

Shares issued for cash                                      14,850                -           15,000

Shares issued for consulting                                62,746                -           62,956

Shares issued for salary                                    14,850                -           15,000

Shares issued for services                                  24,900                -           25,000

Shares issued in escrow agreement                          (10,000)               -                -

Shares issued for services                                  25,675                -           26,333

Shares exchanged from escrow to pay debt                    93,151                -           93,151

Net loss for the year ended March 31, 2003                       -       (9,771,389)      (9,771,389)
                                                     -------------    --------------   --------------
BALANCE MARCH 31, 2003                               $  11,538,979    $ (13,678,984)   $  (2,109,795)
                                                     =============    ==============   ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)



                                                                                                         CUMULATIVE
                                                                                                        TOTALS SINCE
                                                                            2003            2002         INCEPTION
                                                                        ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                              $ (9,771,389)    $ (2,898,401)    $(13,678,984)
                                                                         ------------     ------------     ------------
Adjustments to reconcile net loss to net cash
(used in) operating activities:
   Forgiveness of debt                                                           --           (276,738)        (276,738)
   Depreciation                                                                15,352             --             15,352
   Impairment of goodwill                                                   7,190,374             --          7,190,374
   Amortization of interest on conversion of debt                              53,151             --             53,151
   Issued common stock for services, compensation and
      conversion of debt                                                    1,249,586        2,627,800        4,471,245

Changes in Assets and Liabilities
   Decrease in other current assets                                            13,194             --             13,194
   Increase in accounts payable and accrued expenses                          428,938          158,434          952,674
                                                                         ------------     ------------     ------------
          Total adjustments                                                 8,950,595        2,509,496       12,419,252
                                                                         ------------     ------------     ------------
          Net cash used in operating activities                              (820,794)        (388,905)      (1,259,732)
                                                                         ------------     ------------     ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
   Proceeds from common stock issuances                                        79,000             --             79,100
   Net proceeds from convertible debentures and equity line of credit         415,000             --            415,000
   Proceeds from borrowings, net                                                 --            344,730          394,730
   Change in officer advances net                                             233,355           44,262          277,617
   Net proceeds from issuance of notes payable                                100,000             --            100,000
                                                                         ------------     ------------     ------------
          Net cash provided by financing activities                           827,355          388,992        1,266,447
                                                                         ------------     ------------     ------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 MOBILEPRO CORP
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE YEAR ENDED MARCH 31, 2002 AND PERIOD
                JULY 14, 2000 (INCEPTION) THROUGH MARCH 31, 2001
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)



                                                                                          CUMULATIVE
                                                                                         TOTALS SINCE
                                                                  2003           2002      INCEPTION
                                                               ----------   -----------  ------------
NET INCREASE IN CASH                                                6,561            87         6,715

CASH BALANCE - BEGINNING OF PERIOD                                    154            67          --
                                                               ----------   -----------   -----------
CASH BALANCE - END OF PERIOD                                   $    6,715   $       154   $     6,715
                                                               ==========   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NON CASH
ACTIVITIES:
   Issuance of common stock for:
       Services, compensation and conversion of debt           $1,249,586   $ 2,627,800   $ 4,471,245
                                                               ==========   ===========   ===========
   Impairment of goodwill                                      $7,190,374   $      --     $ 7,190,374
                                                               ==========   ===========   ===========
   Amortization of interest on conversion of debt              $   53,151   $      --     $    53,151
                                                               ==========   ===========   ===========
   Conversion of equity line of credit to stock                $   40,000   $      --     $    40,000
                                                               ==========   ===========   ===========
   Acquisition of NeoReach, Inc.

          Fixed assets                                         $   51,821   $      --     $    51,821
          Other current assets                                     22,712          --          22,712
          Note payable - Maryland Department of Business and
             Economic Development                                (100,000)         --        (100,000)
          Accounts payable                                       (618,279)         --        (618,279)
          Goodwill                                              7,190,374          --       7,190,374
                                                               ----------   -----------   -----------
          Fair value of common stock and additional paid-in
            capital issued for NeoReach, Inc.                  $6,546,628   $      --     $ 6,546,628
                                                               ==========   ===========   ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE 1-  ORGANIZATION

                  Mobilepro Corp formerly Craftclick.com, Inc. was incorporated under the laws of the State of California in January 1999, as BuyIt.com, Inc. ("BuyIt"). From inception through March 31, 1999, the Company engaged in preliminary activities related to the set up of an Internet auction business. On April 16, 1999, the Company entered into an Agreement and Plan of Reorganization ("Plan") with Tecon, Inc. ("Tecon"), a Utah Corporation, wherein all of the outstanding shares and subscriptions of BuyIt were exchanged for 8,500,000 shares (for the outstanding shares of common stock of Tecon) and 245,997 shares (for the outstanding subscriptions) of common stock of Tecon. At the conclusion of all the transactions contemplated in the Plan, BuyIt shareholders and subscribers owned 8,745,997 shares of total outstanding shares of 12,179,249, or 71.9%, The survivor in the aforementioned combination was Tecon. However, the name of the surviving company was changed to BuyIt.com, Inc., simultaneously with the Plan. The combination of these two entities had been accounted for as a purchase. The Company changed its name to Craftclick.com, Inc., on January 4, 2000, as a result of changing its business strategy and focus-which was to become the premier destination for buyers and sellers of arts and crafts products and supplies through the use of Internet websites. However, the Company disposed of substantially all assets in February of 2001 when secured creditors foreclosed on loans to the Company.

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

                  In July 2001, the Company changed its name to Mobilepro Corp.

                  On March 21, 2002 Mobilepro entered into an Agreement and Plan of Merger with NeoReach, Inc. , a private Delaware company, pursuant to which a newly-formed wholly-owned subsidiary of Mobilepro merged into NeoReach in a tax-free transaction. NeoReach is a development stage company designing state of the art modem solutions to support third generation (3G) wireless communication systems. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. On April 23, 2002, the company issued 12,352,129 shares of its common stock in a one-for-one tax-free stock exchange to the holders of NeoReach's common stock pursuant to the Agreement. This was a cash-less transaction and there were no payments or finder's fees involved. The Board of Directors determined the consideration to be a fair compensation to the NeoReach shareholders. The issuance of the shares were valued at a fair value of $6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of the stock at that time.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002

NOTE 1-  ORGANIZATION (CONTINUED)

                  On March 12, 2003, the Company amended its Articles of Incorporation, and pursuant to a board resolution, increased the authorized level of common stock from 50,000,000 to 600,000,000. In addition, the Company increased the shares authorized under its 2001 Equity performance Plan from 1,000,000 to 6,000,000.

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  DEVELOPMENT STAGE COMPANY

                  Mobilepro Corp and its subsidiary are development stage companies. The Company since April 23, 2002 devotes substantially all of its efforts to researching and developing technology for the third generation wireless waves. Before the acquisition of NeoReach, Inc., Mobilepro Corp focused on the integration and marketing of complete mobile information solutions to the business market through strategic partnership with established firms already delivering information technology consulting, wireless service and vertical market application products and services.

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

                  The Company maintains cash and cash equivalents at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002



NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  REVENUE RECOGNITION

                  The Company was a development stage company and had no revenues during the period reported. For the period going forward, the Management has adopted a new revenue policy as defined below.

                  The Company will recognize revenue both from sales of products and from service contracts. Revenue from product sales that contain embedded software will be recognized in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition."

                  Revenue from product sales will be recognized based on the type of sale transactions as follows:

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

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002


NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  INCOME TAXES

                  Effective July 14, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (the Statement), Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of March 31, 2003 is $0 due to the valuation allowance established as described in Note 15.

                  FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

                  ADVERTISING COSTS

                  The Company expenses the costs associated with advertising as incurred. Advertising and promotional expenses were approximately $26,034 and $-0- for the years ended March 31, 2003 and 2002, respectively.

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

                  There was $15,352 and $-0- charged to operations for depreciation expense for the years ended March 31, 2003 and 2002, respectively. The Company acquired $51,821 of net fixed assets from NeoReach, Inc. in its acquisition of its subsidiary.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002



NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  RECLASSIFICATIONS

                  Certain amounts in the March 31, 2002 financial statements were reclassified to conform to the March 31, 2003 presentation.

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

                  The following is a reconciliation of the computation for basic and diluted EPS:


                                            MARCH 31,             MARCH 31,
                                              2003                  2002
                                        ----------------     -----------------

Net loss                                     $(9,771,389)          $(2,898,401)

Weighted-average common shares
Outstanding (Basic)                           21,802,658             6,462,746

Weighted-average common stock
Equivalents
     Stock options                                     -                     -
     Warrants                                          -                     -

Weighted-average common shares
Outstanding (Diluted)                         21,802,658             6,462,746




                  Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for March 31, 2003 and 2002 because inclusion would have been antidilutive.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  RECENT ACCOUNTING PRONOUNCEMENTS

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 as amended by SFAS No. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                  Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material effect on the consolidated financial statements.

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

                  On March 16, 2000, the Emerging Issues Task Force issued EITF 99-19 "Recording Revenue as a Principal versus Net as an Agent" which addresses the issue of how and when revenues should be recognized on a Gross of Net method as the title implies. The emerging Issues Task Force has not reach a consensus but sites SEC Staff Accounting Bulletin 101. EITF 99-19 does not affect the consolidated financial statements.

                  On July 20, 2000, the Emerging Issues Task Force issued EITF 00-14 "Accounting for Certain Sales Incentives" which established accounting and reporting requirements for sales incentives such as discounts, coupons, rebates and free products or services. Generally, reductions in or refunds of a selling price should be classified as a reduction in revenue. For SEC registrants, the implementation date is the beginning of the fourth quarter after the registrant's fiscal year end December 15, 1999. EITF 00-14 does not affect the consolidated financial statements.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002


NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued

                  RECENT ACCOUNTING PRONOUNCEMENTS

                  In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement was utilized in preparing the consolidated financial statements for March 31, 2003.

NOTE 3-  NOTE PAYABLE - MARYLAND DEPARTMENT OF BUSINESS & ECONOMIC
         DEVELOPMENT

                  The Company entered into an agreement with the Maryland Department of Business and Economic Development ("DBED") in the amount of $100,000, which represents DBED's investment in the Challenge Investment Program ("CIP Agreement") dated March 29, 2001. The term of the CIP Agreement extends through June 30, 2011. Beginning April 30, 2002 and continuing annually thereafter until April 30, 2011, the Company shall make a payment (the "Equity Financing Payment") which shall be equal to 1% of the Company's Aggregate Equity Financing Amount for the year immediately preceding the April 30th payment date greater than $500,000, not to exceed $300,000. The Aggregate Equity Financing Amount shall mean the total amount of capital raised by the Company through the sale, transfer, or exchange of its stock, options, warrants or any security convertible into its stock, options, or warrants during the calendar year immediately preceding the April 30th payment date. There have been no payments made on this note. The outstanding balance at March 31, 2003 is $100,000.

                  Current portion                $    4,500
                  Long-term portion                  95,500
                                                 ----------
                                                 $  100,000
                                                 ==========

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002


NOTE 4-  CONVERTIBLE DEBENTURES

                  The Company on May 31, 2002, entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued and sold $250,000 of convertible debentures. The debentures accrue interest at the rate of four percent (4%) per year and are convertible at the holders option. Holders of the debentures have certain registration rights with respect to the resale of common stock received upon conversion of the debentures. The term of the debentures are five years. As of March 31, 2003 there were $215,000 outstanding. Interest accrued approximated $8,333 at March 31, 2003.

NOTE 5-  EQUITY LINE OF CREDIT

                  On May 31, 2002, the Company entered into an equity line of credit arrangement with Cornell Capital Partners, L.P. that was terminated on October 16, 2002 and re-entered on the same day October 16, 2002. This agreement was in turn terminated on February 6, 2003 and re-entered the same day February 6, 2003. The equity line provides generally, that Cornell will purchase up to $10 million of common stock over a two-year period, with the time and amount of such purchases, if any, at the Company's discretion. Cornell Capital will purchase the shares at a 9% discount to the prevailing market price of the common stock.

                  There are certain conditions applicable to the Company's ability to draw down on the equity line including the filing and effectiveness of a registration statement registering the resale of all shares of common stock that may be issued to Cornell under the equity line and the Company's adherence with certain covenants. The registration statement became effective approximately May 9, 2003.

                  In the event Cornell Capital holds more than 9.9% of the then-outstanding common stock of the Company, the Company will be unable to draw down on the Equity Line of Credit. Currently, Cornell Capital has beneficial ownership of 9.9% of the Company's common stock and therefore would be unable to draw down on the Equity Line of Credit unless Cornell Capital's beneficial ownership is below 10%. If the Company is unable to draw down on the Equity Line of Credit, are unable to obtain additional external funding or generate revenue from the sale of its products, the Company could be forced to curtail or cease operations.

                  The Company drew $200,000 on the Equity Line on February 26, 2003. This note was payable in eighty-two (82) calendar days. The Company agreed to escrow ten (10) requests for advances under the Agreement in amount not less than $20,000. At March 31, 2003 there was $160,000 outstanding on the note. If the note is not paid in full when due then interest would accrue at 24% per annum. The Company, as part of the Equity Line of Credit, advanced 10,000,000 shares of its common stock to the escrow agent Butler Gonzalez, LLP.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002

NOTE 5-  EQUITY LINE OF CREDIT

                  The Company on May 9, 2003, entered into a second Equity Line of Credit, for $200,000 with Cornell Capital Partners, L.P. with the same terms as the February 26, 2003 Equity Line of Credit.

NOTE 6-  LONG-TERM DEBT - SELLERS

                  In February, 2002, as part of the Company's President's private purchase of stock, the Company entered into two (2) promissory notes of $37,500 each ($75,000 total) with the seller and a related entity to the seller. These notes were due September 1, 2002 at an annual rate of interest on the notes of 5%. Since the Company failed to pay the notes on the due date, interest will be charged at 15%. There were no payments made and this note is in default. Interest expense for March 31, 2003 and 2002 were $9,927 and $469, respectively.

NOTE 7-  OFFICERS ADVANCES/ CONVERTIBLE DEBENTURES - OFFICERS

                  The amounts represent advances to and from officers of the Company. These advances through March 31, 2003 were interest-free and anticipated to be repaid in the next year. The advances were necessary to cover working capital deficiencies. The balances at March 31, 2003 and 2002 were $277,617 and $44,262, respectively.

                  Pursuant to these advances, on May 16, 2003, the Company entered into two (2) separate 4% convertible debentures with two officers who advanced the Company the $277,617. The debentures are due May 15, 2005. The terms of the convertible debentures are that the Company will accrue interest at 4% per annum retroactive to the date of the advances, and that accrued interest plus the principal advanced shall be either
                  (a) paid to the holder on the second year anniversary (May 15, 2005) or (b) converted from time to time until payment in full in accordance with the conversion terms as stipulated in the debenture, except for $30,000 of which is due and payable on or before September 1, 2003.

NOTE 8-  STOCKHOLDERS DEFICIT

                  The beginning balances reflected as of March 31, 2000 through June 1, 2001 are those of the former company (registrant) Craftclick.com, Inc. On June 6, 2001 Craftclick.com, Inc. and Mobilepro Corp merged under a reverse merger as of June 1, 2001. Upon that merger the stockholders' equity of Mobilepro Corp (a former private company) under a recapitalization, became that equity of the public entity. Upon the recapitalization, 8,750,000 shares were issued to the former Craftclick.com, Inc.'s stockholders.

                  Additionally, from June 1, 2001 to March 31, 2002, the Company issued 8,216,000 shares for services valued at fair market value. There were 3,025,000 shares issued for conversion of debt. Finally, 330,000 shares were issued because of a special warrant.
                                      -18-

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002

NOTE 8-  STOCKHOLDERS DEFICIT (CONTINUED)

                  On March 12, 2003, the Company amended its Articles of Incorporation, and pursuant to a board resolution, increased the authorized level of common stock from 50,000,000 to 600,000,000. In addition, the Company increased the shares authorized under its 2001 Equity performance Plan from 1,000,000 to 6,000,000.

                  The following details the stock transactions after the recapitalization through March 31, 2002.

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

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002

NOTE 8-  STOCKHOLDERS DEFICIT (CONTINUED)

                  The following details the stock transactions for the period April 1, 2002 through March 31, 2003.

                  COMMON STOCK

                  On April 23, 2002, we issued 12,352,129 shares of our common stock to the holders of NeoReach's common stock pursuant to an Agreement and Plan of Merger, dated March 31, 2002. A newly formed, wholly-owned subsidiary of Mobilepro merged into NeoReach, in a tax-free one-for-one share exchange transaction. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. The issuance of the shares were valued at a fair value of $6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of our stock at that time. The Company believes the issuance of the stock to be exempt from registration under
                  Section 4(2) of the Securities Act.

                  On May 31, 2002, the Company issued a total of 690,000 shares of its common stock to the following parties: 450,000 shares to INFe, Inc., 150,000 shares to Thomas Richfield, 60,000 shares to Francine Goodman, and 30,000 shares to Triple Crown Consulting. These shares were issued for consulting services regarding the Mobilepro-NeoReach merger. The issuance of the shares were valued at $317,400, the fair value of our stock at that time. The Company believes the value of the services provided were commensurate with the value of the stock issued. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

                  On June 10, 2002, the Company issued a total of 784,314 shares of the common stock to the following parties: 764,706 to Cornell Capital Partners, LP and 19,708 to Westrock Advisors, Inc. These shares were issued pursuant to an equity line of credit arrangement with Cornell Capital Partners, dated May 31, 2002. The issuance of the shares were valued at $517,647, the fair value of our stock at that time. The Company believes the issuance of the stock to be exempt from registration under
                  Section 4(2) of the Securities Act.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002

NOTE 8-  STOCKHOLDERS DEFICIT(CONTINUED)

                  COMMON STOCK (CONTINUED)

                  On July 18, 2002, the Company issued a total of 305,000 shares of our common stock to various parties. 160,000 shares of the restricted common stock was issued to Daniel Lozinsky, a director of the Company, in a private sale for an aggregate cash consideration of $39,000 based on a Board Resolution as of July 17, 2002. In addition, the Company also issued 20,000 shares of common stock under the 2001 Equity Performance Plan and 100,000 restricted common stock as compensation to Mark Johnson for various merger and acquisition related services and associated back office services in accordance with a Consulting Agreement dated July 17, 2002. The Company also issued 25,000 shares of restricted common stock as compensation to M. Johnson & Associates, Inc. for certain services in accordance with an Investor Relations Agreement dated July 17, 2002. The issuance of the shares was valued at $65,250, the fair value of the stock at that time. The Company believes the value of the services provided were commensurate with the value of the stock issued. The Company believes the issuance of the stock to be exempt from registration under
                  Section 4(2) of the Securities Act.

                  On July 26, 2002, the Company issued a total of 500,000 shares of its restricted common stock to Capital Research Group, Inc. for certain investor relations consulting services in accordance with a Consulting Group Agreement dated July 25, 2002. The issuance of the shares was valued at $220,000, the fair value of the stock at that time. The Company believes the issuance of the stock to be exempt from registration under
                  Section 4(2) of the Securities Act.

                  On September 4, 2002, the Company issued a total of 709,853 shares of its common stock to various parties. 100,000 shares were issued to Hee Han Bang, a non-affiliated and accredited/sophisticated investor in a private sale for an aggregate cash consideration of $25,000. These shares were issued at $0.25 per share based on a Board of Resolution fixing the value of the securities on and as of August 9, 2002. 150,000 shares of the common stock were issued to Daniel Lozinsky, a director of the Corporation, in a private sale for an aggregate cash consideration of $15,000. These shares were issued based on a Board Resolution as of August 19, 2002. The Company issued a total of 209,853 shares of its common stock to shares of INFe, Inc. based on a Board Resolution as of August 19, 2002. These shares were issued for consulting services in connection with the Mobilepro-NeoReach merger and a Reverse Merger Engagement

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002

NOTE 8-  STOCKHOLDERS DEFICIT(CONTINUED)

                  COMMON STOCK (CONTINUED)

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

                  On March 4, 2003 the Company issued 658,334 shares to Cornell Capital for a fee for filing the SB2 registration statement late. The fair value of the services was $26,333.

                  On March 5, 2003, the Company issued 10,000,000 shares of its common stock to the escrow agent for use in raising money on the Equity Line of Credit.

                  On March 17th and 25th the Company exchanged 2,739,726 shares respectively and converted $40,000 of debt in total and recognized $53,151 of amortization of beneficial interest.

                  PREFERRED STOCK

                  There was no change in preferred stock during the year ended March 31, 2003, and only a slight increase in the number of shares (47) due to the recapitalization of the Company for the year ended March 31, 2002.

NOTE 9-  PATENTS

                  As of January 23, 2003, the Company has filed a total of six patent applications which were pending with the U.S. Patent and Trademark Office (PTO) in the area of "Smart Antenna" technology. As of January 23, 2003, the Company has been granted approval of five patents and one patent application is still pending approval. The five approved patents are as follows:

                    1. "Smart Antenna with Adaptive Convergence Parameter" with PTO Patent Number 6,369,757, issued April 9, 2002;

                    2. "A Smart Antenna With No Phase Calibration for CDMA Reverse Link" with PTO Patent Number 6,434,375 issued August 13, 2002;

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002


NOTE 9-  PATENTS (CONTINUED)

                    3. "PN Code Acquisition with Adaptive Antenna Array and Adaptive Threshold for DS-CDMA Wireless Communication" with PTO Patent Number 6,404,803, issued June 11, 2002;

                    4. "New Cellular Architecture for Code Division Multiple Access SMOA Antenna Array Systems" with PTO Patent Number 6,459,895, issued October 1, 2002; and


                    5. "Direction of Arrival Angel Tracking Algorithm for Smart Antennas" with PTO Patent Number 6,483,459, issued date November 19, 2002.

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

NOTE 10- GOING CONCERN

                  As shown in the accompanying consolidated financial statements the Company has sustained net operating losses for the years ended March 31, 2003 and 2002. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.

                  Management has received a commitment from Cornell Capital Partners, L.P. to provide the Company with up to $10 million in financing under certain conditions and has received funding in the past fiscal year from Cornell Capital Partners, L.P. With this funding, the Company's market value decreased tremendously causing its stock price to drop below $0.01.

                  Even with continued funding by Cornell Capital Partners, L.P., the Company still does not have any operating revenues, therefore this raises substantial doubt as to the Company's ability to continue as a going concern. Management is searching for a viable operating entity to consider as a merger partner in an effort to produce positive operations and cash flows.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002


NOTE 11- COMMITMENTS

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

                  On November 8, 2002, the Company entered into a sublease agreement with Amisys, L.L.C. The term of the lease was effective December 1, 2002 and terminates December 31, 2006. A security deposit of $9,518 was required at execution of the lease and has been made.

                  Minimum annual rental payments for the next five years are as follows:


                                     March 31,
                                     ---------
                                     2004                   $105,700
                                     2005                   $120,364
                                     2006                   $125,188
                                     2007                   $130,196
                                     2008                   $ 44,540





NOTE 12- IMPAIRMENT OF GOODWILL

                  As part of the Company's acquisition of its subsidiary NeoReach, Inc., the Company recognized $7,190,374 in goodwill which represented the excess of the fair value of the stock paid for the net assets received in accordance with FASB No.
                  142. Management has considered this goodwill to be completely impaired and is reflected in the consolidated statements of operations for the year ended March 31, 2003 as such.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002

NOTE 13- LITIGATION/ LEGAL PROCEEDINGS

                  As of March 31, 2003, the Company was party to four legal proceedings. Mr. Tatcha Chulajata, a former employee of Mobilepro filed a formal complaint against the Company on October 29, 2002 with the State of Maryland, Department of Labor, Licensing and Regulation for a claim for unpaid wages. The employee claims a total of $49,866.67 for unpaid wages from August 2001 through October 2002. Mr. Chulajata was employed by NeoReach, Inc. on July 15, 2000 as Senior Engineer and he resigned in October 2002. Due to financial difficulties encountered by the Company in 2001 and 2002, Mr. Chulajata received a reduced salary. The Company is currently negotiating a settlement with the employee with respect to the claim. This amount is included in accrued wages at March 31, 2003.

                  Mobilepro and NeoReach, Inc. were on December 31, 2002 served with three complaints in the United States District Court for the District of Maryland in three separate actions seeking relief for failure to pay wages and breach of contract. The three plaintiffs are in the three separate actions seeking relief of approximately $59,334.67, $65,383.34 and $60,750.00, respectively. The three plaintiffs are former employees named Mr. Man Hyuk Park, Mr. Sang Humn Lee and Mr. Yang Hoon Jung and all were employed as Senior or Principal Engineer since September 2001, June 2000 and August 2001, respectively. Due to financial difficulties encountered by Mobilepro in 2001 and 2002, the three individuals received reduced salaries. Mobilepro is currently negotiating settlements with the three former employees with respect to the claims. The Company has included these amounts in accrued wages at March 31, 2003.

                  Mr. Scott R. Smith, a former executive of NeoReach, Inc. filed a formal complaint against the Company on January 10, 2003 with the State of Illinois, Department of Labor for a claim for unpaid wages. The former executive claimed a total of $97,335 for unpaid wages from February 2002 through August 2002. The complaint was subsequently dismissed by the State of Illinois, Department of Labor in April 2003.Mr. Smith was employed by NeoReach, Inc. on February 19, 2002 as Executive Vice President and his employment agreement expired on August 18, 2002. Due to financial difficulties encountered by Mobilepro in 2002, Mr. Smith's salary was deferred as part of an agreement between Mr. Smith and Mobilepro. A settlement agreement was mutually signed and executed on August 30, 2002. Due to the Company's inability to pay full amounts per the settlement agreement, negotiations have been ongoing for an adjusted payment plan. As of the date of this report, no revised settlement agreement has been reached. The Company has recorded the full liability on its books at March 31, 2003.

                  Virginia University of Technology, Sponsored Programs, claims from the Company approximately $80,000 for unpaid research and development work performed by the University for NeoReach during the years 2001 and 2000. The Company is currently negotiating a settlement with the University with respect to the claim. This amount is currently reflected in accounts payable for the Company at March 31, 2003.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002

NOTE 13- LITIGATION/ LEGAL PROCEEDINGS (CONTINUED)

                  Dungavel, Inc. claims from the Company as a result of the February 19, 2002 Stock Purchase Agreement between Mr. Daniel Lozinsky and Dungavel, Inc. a total of $37,500. The Company intends to negotiate a settlement with Dungavel with respect to this claim. This amount is currently accounted for in the notes payable outstanding at March 31, 2003.

NOTE 14- SUBSEQUENT EVENTS

                  The Company on May 9, 2003, entered into a second Equity Line of Credit, for $200,000 with Cornell Capital Partners, L.P. with the same terms as the February 26, 2003 Equity Line of Credit.

                  On May 16, 2003, the Company entered into two (2) separate 4% convertible debentures with two officers who advanced the Company the $277,617. The debentures are due May 15, 2005. The terms of the convertible debentures are that the Company will accrue interest at 4% per annum retroactive to the date of the advances, and that accrued interest plus the principal advanced shall be either (a) paid to the holder on the second year anniversary (May 15, 2005) or (b) converted from time to time until payment in full in accordance with the conversion terms as stipulated in the debenture, except for $30,000 of which is due and payable on or before September 1, 2003.

                  The Company has executed a Memorandum of Understanding (MOU) under which it intends to acquire GBH Telecom, LLC (GBH) in a tax-free stock swap transaction. The Company anticipates to close the transaction in its second fiscal quarter.

                  GBH is a development stage company that operates a web-based enterprise web-portal offering prepaid, subscription-based U.S. domestic and International voice and data services.

                  Under the terms of the MOU, upon completion of the proposed transaction, GBH shareholders are anticipated to secure a majority control position within the Company.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002


NOTE 15- PROVISION FOR INCOME TAXES

                  The Company did not provide for income taxes in the years ended March 31, 2003 and 2002. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                  At March 31, 2003 and 2002, the deferred tax assets consists of the following:





                                                         2003                 2002
                                                   -----------------   ------------------

Deferred taxes due to net operating loss
carryforwards                                      $      3,671,000    $        1,563,018

Less:  Valuation allowance                               (3,671,000)           (1,563,018)
                                                   -----------------   ------------------

Net deferred tax asset                             $              -    $                -
                                                   =================   ==================




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Effective June 6, 2002, the Board of Directors of Mobilepro Corp. (the "Company") dismissed its independent auditors, Mantyla, McReynolds & Associates ("Mantyla"), and engaged the services of Bagell, Josephs & Company, L.L.C. ("Bagell"), as its new independent auditors. Bagell audited the Company's financial statements for the fiscal year ended March 31, 2002 and will audit the Company's financial statements for the fiscal year ended March 31, 2003.

During the two fiscal years of the Company ended March 31, 2001, and the subsequent interim period through June 6, 2002, there were no disagreements between the Company and Mantyla on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Mantyla's satisfaction, would have caused Mantyla to make reference to the subject matter of the disagreements in connection with its reports; and there were no reportable events described under
Item 304(a)(1)(v) of Regulation S-K.

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


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Certain information about the directors and executive officers of the Company as of March 31, 2003 is included below.

     ----------------------- ---------- ------------------------------------- ------------------- -------------------
              Name              Age                   Position                   Director or         Term Expires
                                                                                Officer Since
     ----------------------- ---------- ------------------------------------- ------------------- -------------------
     Arne Dunhem                53      Treasurer and Director                February 19, 2002          2003
     ----------------------- ---------- ------------------------------------- ------------------- -------------------
     Daniel Lozinsky            42      President and CEO and Chairman        February 28, 2002          2003
     ----------------------- ---------- ------------------------------------- ------------------- -------------------
     Kyung (Ken) Min (Note      47      Senior Vice-President of NeoReach,    February, 2000        2003 (Note 1)
     1)                                 Inc.
     ----------------------- ---------- ------------------------------------- ------------------- -------------------
     Parag Sheth                35      Senior Vice-President of NeoReach,    July, 2002            2003 (Note 2)
     (Note 2)                           Inc.
     ----------------------- ---------- ------------------------------------- ------------------- -------------------


Note 1. Mr. Min, on November 13, 2002,  resigned  from the Board of Directors of
Neoreach, Inc and from the Company on November 13, 2002. His position has currently not been filled on the Board.

Note 2. Mr. Sheth, on June 19, 2002, resigned from the Company. His position has currently not been filled.

The following describes the business background and the experience of each of the directors and executive officers of the Company:

Mr. Daniel Lozinsky, was appointed a Director of the Company on February 19, 2002 and was the Company's President and CEO and Chairman between February 28, 2002 and May 10, 2002. Daniel Lozinsky has 17 years of management and software development experience with small and large multinational corporations. Mr. Lozinsky was between October 2001 and February 2002 working as a strategic financial and management advisor. Mr. Lozinsky was between March 2001 and October 2001 President and CEO of VCmed Inc. a scientific medical start-up company that was attempting to bring to the market Cancer Research technology developed at MIT and Harvard, which allowed for early detection not otherwise available. Mr. Lozinsky was between February 1999 and February 2001working as a business advisor to include public relations firms for international business. Prior to that Mr. Lozinsky was between April 1995 and January 1999 senior software engineer of AOL, Host Systems internet department, that allowed to meet AOL's growing Internet demands during the highest AOL's growth period between 96 and 99, when the company grew from 4 million to 21 million users. He was working for AOL's MIS (BISY) department between 4/95 - 6/96. Prior to that Mr. Lozinsky was employed as a senior software engineer at Eastman Kodak Corporation in Rochester NY between 9/89 - 4/95. He was an internal software consultant to multiple Kodak's lines of business. Mr. Lozinsky worked on Kodak PhotoCD system that is widely available now and allows scanning film into digital format and printing to paper or CD. He specifically worked for CD writer devices and testing firmware software components that he developed for the system. During those years he worked for Kodak's Mass Memory Division that manufactured and sold optical drives and jukeboxes to commercial companies and government offices. Working as a designer and developer of software and, occasionally as a support engineer, he participated in winning for Kodak and delivering large government contracts to include ADMAPS to US NAVY Printing and Publishing. During that project Mr. Lozinsky worked both in Rochester and at the Navy Technology Pilot Lab at Port Hueneme, Ca. Prior to that, between 8/87 - 9/88, Mr. Lozinsky worked as a programmer analyst for PaineWebber Strategic Technology Department, on the PaineWebber Backup System to the Maine Network at the Weehaken Center in NJ. Prior to that, during 8/85 - 5/87, Mr. Lozinsky worked as a programmer and systems analyst for Merrill Lynch, Real Time Pricing Group that delivers NYSE financial data to different departments of Merrill Lynch. Mr. Lozinsky holds MS/CS from Stevens Institute of Technology in Hoboken NJ, 1/89. He also holds BS/CS from Polytechnic Institute of NY, 1/84.

Mr. Arne Dunhem was appointed a Director and Treasurer of the Company in February 2002 and was appointed the Chairman, President and CEO of Mobilepro on May 10, 2002. Mr. Dunhem has over twenty-eight years general management and engineering experience with large complex multinational corporations, large international organizations as well as early stage technology companies. He has been instrumental in arranging more than $300 million in investor and vendor financing commitments and is knowledgeable in all aspects of business, management, information systems, network operations and engineering. Between July 2001 and January 2002 Mr. Dunhem was working as a strategic business consultant and was in January 2002 hired by Neoreach, Inc. as its President & CEO. Mr. Dunhem was between November 1998 and June 2001 the Chairman & CEO of erbia, Inc. a long-distance communications company where he took the company from its start-up phase through the sale of the operation to another company. He was working between January 1998 and October 1998 as a strategic business consultant. Prior to this he was between 1993 and September 1997 the Chairman of Tele8 Kontakt AB, a Swedish nationwide start-up wireless operator and also between 1993 and December 1997 the Chairman of Nordiska Tele8 AB of Sweden, a long distance and local telephone service company. Here again, he took the company from its start-up phase through full operation and eventually the sale of the companies. Mr. Dunhem was between September 1989 and April 1990 the Executive Vice President, Engineering & Operations of Comvik Skyport AB, a Swedish telecommunications company providing satellite and data communications services. During the period September 1978 and June 1989 Mr. Dunhem was with INTELSAT, Washington, D.C., an international satellite communications organization in a capacity growing from staff engineer to program manager where he had responsibilities for building-up some of the world's largest command, control and monitoring networks. He has also been with the Saab-Scania corporation and the Swedish Telecom. Mr. Dunhem earned his M.Sc. in 1974 in space telecommunications from Chalmers University of Technology, Sweden and has lived in the Washington, D. C. area since 1978.

Mr. Kyung (Ken) Min, Consultant, Founder and former Senior Vice President, New Technologies of NeoReach, Inc. is a seasoned professional with twenty years of experience in the cellular and digital communications industries, Ken has specialized in the areas of business development, marketing, systems integration and engineering. Ken has had extensive experience in designing and marketing emerging technologies including GSM, CDMA, PCS, W-CDMA, small area base stations, and satellite communications. During his eleven years between May 1981 and June 1992 with Motorola, the Senior Product Manager of the Cellular Business Marketing and Sales unit developed wireless devices, including base stations, and formed strategic alliances to ensure product market entry on-time and within budget. Min spent more than three years between July 1992 and December 1995 as the General Manager for Telecommunications R&D at Samsung Electronics, heading the development of IS-95 CDMA, followed between January 1996 and June 1998 by a successful directorship of the PCS unit at Hyundai Electronics where Min managed two hundred engineers and technical marketing staff. Min represented Samsung and Hyundai in the CDMA Development Group (CDG) steering committee from 1994-1998. Min served between October 1998 and February 2000 with Hughes Network Systems as the Technical Director for mobile satellite projects with responsibilities for project management and system integration. As the founder in February 2000 of NeoReach, Min served in a capacity where he could most effectively capitalize on his experience in engineering and business development. Min earned his Master of Engineering at the Institution of Illinois Technology and holds a bachelor's degree in Computer Science from the University of Illinois.

Mr. Parag Sheth, Senior Vice President, Marketing and Business Development, joins the Company with a background of more than fourteen years as a leading person in the marketing and business development field. After his experience between July 1996 and March 1998 as the Director of Sales at Data Labs (later acquired by Lucent Technologies), Mr. Sheth served between March 1998 and June 2000 as the VP of Marketing at Siemens Information and Communications Networks where he coordinated a global marketing campaign for their broadband products, introducing a solutions sales approach, refocusing technical sales and customer support, and increasing sales by an impressive 400% in six months. In the same position between July 2000 and December 2000 with Woodwind Communications, a Voice over Broadband (VoB) product manufacturer, Mr. Sheth contributed to the firm's acquisition by VINA technologies by creating a unique product brand in a saturated market while positioning the company with partners. He also devised and implemented a successful public relations campaign to generate widespread media coverage and secure analyst validation. While between January 2001 and June 2002 working at Vibrant Solutions in Corporate Communications and Product Marketing, Mr. Sheth led the marketing teams in achieving measurable returns for the company that included four awards nominations and the "Hot Start-up 2002 Award" from Telecommunications Magazine. NeoReach welcomes Mr. Sheth's expertise in spearheading the creation and implementation of company strategy and vision, product launch, and the development of internal and external communications programs. Mr. Sheth has a BSEE from the State University of New York, Buffalo and an AAS degree from Rockland Community College. Mr. Sheth resigned from the Company on June 19, 2003.

Our Board of Directors, as of March 31, 2003, consisted of Messrs. Lozinsky and Dunhem listed above.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file with the Securities and Exchange Commission ("SEC") the initial reports of ownership and reports of changes in ownership of the common stock. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company has received Form 4, Statement of Changes of Beneficial Ownership of Securities from Messrs. Daniel Lozinsky (one group of transactions) and Arne Dunhem (one group of transactions); each of whom had failed to file such form on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our mostly highly compensated executive officers and directors for the year ended March 31, 2003.


                                                                    Long Term Compensation
                                                                    ----------------------------------
                                                                            Awards
                                                                    ------------------------
                                       Annual Compensation          Restricted  Securities  Payouts
                             ----------------------------------------                      -----------
                              For Fiscal                               Stock    Underlying    LTIP     All Other
                              Year Ended   Salary    Bonus   Other    Awards     Options    Payouts   Compensation
Name And Principal Position   March 31,     ($)       ($)     ($)       ($)      SARS (#)     ($)       ($) (1)
--------------------------------------------------------------------------------------------------------------------
                                 2003       $ 0       $ 0     $ 0       $ 0         0          0          $ 0
Daniel Lozinsky                  2002       $ 0       $ 0     $ 0       $ 0         0          0       $ 140,250
Director                         2001       $ 0       $ 0     $ 0       $ 0         0          0          $ 0
                                 2000       $ 0       $ 0     $ 0       $ 0         0          0          $ 0
--------------------------------------------------------------------------------------------------------------------
                                 2003      $45,000    $ 0     $ 0       $ 0         0          0          $ 0
Arne Dunhem                      2002       $ 0       $ 0     $ 0       $ 0         0          0       $ 195,250
CEO/Chairman, Director           2001       $ 0       $ 0     $ 0       $ 0         0          0          $ 0
                                 2000       $ 0       $ 0     $ 0       $ 0         0          0          $ 0
--------------------------------------------------------------------------------------------------------------------
                                 2003      $12,000    $ 0     $ 0       $ 0         0          0          $ 0
Scott Smith                      2002     $ 53,652    $ 0     $ 0       $ 0         0          0        $ 80,000
Former Director & former CEO   2001 (2)  $ 218,750    $ 0     $ 0       $ 0         0          0          $ 0
                                 2000       $ 0       $ 0     $ 0       $ 0         0          0          $ 0
--------------------------------------------------------------------------------------------------------------------
                                 2003     $20,000     $ 0     $ 0       $ 0         0          0          $ 0


Ken Min (3)                      2002       $ 0       $ 0     $ 0       $ 0         0          0          $ 0
Former Executive Officer         2001       $ 0       $ 0     $ 0       $ 0         0          0          $ 0
(NeoReach)                       2000       $ 0       $ 0     $ 0       $ 0         0          0          $ 0
--------------------------------------------------------------------------------------------------------------------

Notes:

         (1) All of the amounts listed in this column paid to directors and officers in the form of stock. The amounts listed are the fair market value of the stock on the date of the grant.

         (2) The compensation for the period ended 3/31/2001 was earned while Mr. Smith was an employee of MobilePro Corp, a private company, prior to its reverse merger dated June 6, 2002. This amount was accrued and Mr. Smith took no cash payments for salary while at MobilePro Corp, a private company. On February of 2002 in connection with the Stock Purchase Agreement with Mr. Daniel Lozinsky and Dungavel, Inc., and in connection with another Stock Purchase Agreement with Mr. Daniel Lozinsky, Ms. Joann Smith and Mr. Scott Smith, Mr. Smith forgave the payment of this accrued amount. Part of the compensation Mr. Smith received for his forgiveness of the accrued salary was 25,000 shares of the Company's common stock, valued on the date of issuance at $26,250. This amount is included in the All Other Compensation column of this table. As of 3/31/2003, the Company owes Mr. Smith an accrued salary amount.

         (3)      Ken  Min  was  an  Executive   Officer  of  the  wholly  owned
                  subsidiary NeoReach, Inc. upon the merger that was consummated on April 23, 2002 until his resignation on November 13, 2003.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth, as of July 11, 2003, the name and shareholdings, including options to acquire our Common Stock, of each person who owns of record, or was known by the us to own beneficially, 5% or more of the shares of the Common Stock currently issued and outstanding; the name and shareholdings, including options to acquire the Common Stock, of each director; and the shareholdings of all executive officers and directors as a group. The address of each of the individuals listed below is the address of the Company.

==============================================================================================================
                                                   Beneficial
                                                 Ownership (1)
==============================================================================================================
                                                                    Series A
                                                  Common Stock     Preferred                    Percent of
        Name and Address          Common Stock    Options (2)      Stock (3)      Total (4)    Ownership (5)
==============================================================================================================
Daniel Lozinsky (6)
C/o 30 West Gude Drive #480
Rockville, MD 20850                 6,928,694      5,555,556            -         12,484,250      15.97%
==============================================================================================================
Arne Dunhem (7)
C/o 30 West Gude Drive #480
Rockville, MD 20850                 2,601,244       3,412,491           -         6,013,735        7.91%
==============================================================================================================
Ken Min (8)
11101 Lamplighter Lane
Rockville, MD 20854                 2,833,156           -               -          2,833,156       3.90%
==============================================================================================================
Cornell Capital Partners (10)
101 Hudson Street, Ste 3606
Jersey City, NJ 07302               5,716,737           -               -          5,716,737       7.87%
==============================================================================================================
All Others (11)                    54,559,589      8,969,109          35,378      63,528,875      77.85%
==============================================================================================================
All executive officers and
directors as a group (2
persons) (12)                        9,529,938      8,968,047           -        18,497,985       22.67%
==============================================================================================================

             Total                  72,639,420     17,937,156         35,378     90,576,753       100.00%
==============================================================================================================

(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is considered to be the beneficial owner of securities that can be acquired by that person within 60 days of July 11, 2003 upon the exercise of warrants or option or the conversion of convertible securities.

(2) Options to purchase shares of Common Stock that are presently or will become exercisable within 60 days.

(3) Each share of Series A Preferred Stock is convertible without additional consideration into one two-hundredth of a share of Common Stock, subject to adjustment for stock splits, stock dividends and other recapitalizations and reorganizations. As of July 11, 2003, the 35,378 shares of Series A preferred stock is currently convertible into 177 shares of Common Stock, subject to the issuance of additional fractional shares for rounding purposes. The holders of the Series A Preferred Stock and Common Stock vote together as a single class on all matters presented for the vote of the Company's stockholders. Each preferred stockholder may cast a number of votes equal to the number of shares of Common Stock issuable upon conversion of his or her preferred stock.

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

(6) Includes shares owned by Mr. Daniel Lozinsky. Mr. Lozinsky is currently a Director of the Company and under the Common Stocks Options column the assumtion of Mr. Lozinsky exercizing as of July 11, 2003 his convertible debenture with the Company. His address is c/o MobilePro Corp. 30 West Gude Drive, Suite 480, Rockville, MD 20850.

(7) Includes, owned by Mr. Arne Dunhem, the following: 2,601,244 shares, 421,038 options vested and excercisable within 60 days and under the Common Stocks Options column the assumtion of Mr. Lozinsky exercizing as of July 11, 2003 his convertible debenture with the Company. These 421,038 options were granted under an Employment Agreement between Neoreach and Mr. Arne Dunhem dated January 4, 2002 and were converted to Mobilepro options upon the merger between Neoreach and Mobilepro. Mr. Dunhem is currently the President, Chaiman and CEO and Director of the Company. His address is c/o MobilePro Corp. 30 West Gude Drive, Suite 480, Rockville, MD 20850.

(8) Includes 2,833,152 shares owned by Mr. Ken Min. Mr. Min is a former executive officer of the Company. His address is 11101 Lamplighter Lane, Potomac, MD 20854.

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

(11) As of July 11, 2002, the common stock options column in this row includes 1) options to employees convertible into 2,302,443 shares of the Company's common stock, and 2) options to convert a $130,000 note payable into the Company's common shares based on a price of 120% of the closing bid price as quoted on the Nasdaq Bulletin Board System. As of July 11, 2003, the note can be converted into 6,666,666 shares of the company's common stock.

(12) As of July 11, 2003, executive officers and directors include Daniel Lozinsky and Arne Dunhem.

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

On August 30, 2002 the Company signed and executed a mutual settlement agreement with Scott Smith, a former executive and director of the Company. The agreement calls for payments of a total of $69,682.74 as follows: $15,000.00 by September 15, 2002 or upon a subsequent bridge loan from Cornell Capital, whichever is earliest; $17,182.74 by October 15, 2002 or when a certain Registration Statement becomes effective for an Equity Line of Credit with Cornell Capital or upon Cornell Capital funding, whichever is earliest; and the Payment of Promissory Note with confession of judgment to Joann Smith at $37,500 by September 15, 2002 or upon a subsequent bridge loan from Cornell Capital, whichever is earliest. In addition, the Company also agreed to issue to Scott Smith a total of 100,000 shares of Common Stock of the Company and register these shares under an S-8 registration. Due to significant delays with the effectiveness of the Registration Statement and that the Company did not receive a subsequent bridge loan and that funds received under the Cornell Capital financing was much less than anticipated, the Company has as of yet not been able to comply with the settlement agreement with Scott Smith. The Company intends to continue to work out a resolution that is amicable to both Scott Smith and the Company.

Two directors and officers of Mobilepro advanced the total amount of $277,617 to Mobilepro. Daniel Lozinsky, a Director of Mobilepro, advanced to Mobilepro during the period February 9, 2002 through June 20, 2002 a total of

$155,617 as follows:  $23,262 on February 9, 2002; $25,000 on February 19, 2002;
$76,355 on April 25, 2002;  $15,000 on May 16, 2002; $4,000 on June 3, 2002; and
$12,000 on June 20, 2002, with a repayment by Mobilepro on or before March 1, 2003 at an ordinary market rate, not to exceed 5.00%. Arne Dunhem, the President and Chief Executive Officer of Mobilepro, advanced to the Company during the period April 19, 2002 through May 6, 2002 a total of $122,000 as follows:
$46,000 on April 19,  2002;  $40,000 on April 25,  2002;  and  $36,000 on May 6,
2002, with a repayment by the Company on or before March 1, 2003 at an ordinary market rate, not to exceed 5.00%. As of July 11, 2003, the principal balance of these loans remains at $277,617 plus an interest of approximately $15,000. As of July 11, 2003, the Company has repaid $2,000 to Arne Dunhem but made no repayment to Danel Lozinsky on these loans. On May 15, 2003 the Company issued a $155,617 convertible debenture to Daniel Lozinsky and the Company also issued a $122,000 convertible debenture to Arne Dunhem.

On May 15, 2003, Mobilepro issued convertible debentures to Daniel Lozinsky and to Arne Dunhem in the original principal amount of $155,617 and $122,000 respectively. A maximum principal amount of for Daniel Lozinsky $130,000 and Arne Dunhem $70,000 respectively is convertible into shares of our common stock at a price equal to either 120% of the closing bid price of our common stock as of May 15, 2003, or 120% of the average of the four lowest closing bid prices of our common stock for the five trading days immediately preceding the conversion date. If such conversion had taken place on July 11, 2003, then the holder of the convertible debenture would have received 5,555,556, respectively for Daniel Lozinsky, and 2,991,453, for Arne Dunhem, shares of our common stock. If, at the time of conversion, the Common Stock is listed on the NASD Bulletin Board System, Nasdaq SmallCap Market, or American Stock Exchange, the conversion price will be 120% of the closing bid price. The convertible debentures accrue interest at a rate of 4% per year and are convertible at the holder's option. The convertible debentures have a term of two years. At Mobilepro's option, the convertible debentures may be paid in cash or converted into shares of our common stock on the second anniversary unless converted earlier by the holder. As of July 11, 2003 the Holders had made no conversion.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits


         2.1 Articles of Merger of CraftClick.com, Inc. (a Utah corporation) and CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

         2.2 Plan of Merger of CraftClick.com, Inc. (a Utah corporation) with and into CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

         3.1 Certificate of Incorporation of CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

         3.2 By-Laws of CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

         3.3      Certificate of Amendment of Certificate  of  Incorporation  of
                  Mobilepro Corp (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on December 4, 2001 (File No. 333-74492)

         4.1 2001 Performance Equity Plan (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726)

         4.2 2001 Equity Performance Plan (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on December 4, 2001 (File No. 333-74492)

         10.1 Agreement and Plan of Merger dated as of June 1, 2001, between CraftClick.Com, Inc. a Delaware corporation, and Mobilepro Corp., a Delaware corporation, (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on June 20, 2001 (File No. 002-97869-D)

         10.2 Stock Purchase Agreement dated February 19, 2002 with Mr. Daniel Lozinsky and Dungavel, Inc., and another Stock Purchase Agreement dated February 19, 2002 with Mr. Daniel Lozinsky, Ms. Joann Smith and Mr. Scott Smith. Dungavel, Inc. (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on March 6, 2002 (File No. 002-97869-D)

         10.3 Agreement and Plan of Merger dated March 21, 2002, consummated April 23, 2002, between Neoreach, Inc., a Delaware company and Mobilepro. (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on April 5, 2002 (File No. 002-97869-D)

         10.4 Confidentiality and Non-disclosure Agreement dated April 9, 2002 between NeoReach, Inc. a Delaware corporation and Prime Circuits, Inc. (incorporated by reference to the Company's Form 10KSB/A Annual Report as filed with the Securities and Exchange Commission on October 4, 2002 (File No. 002-97869-D))

         10.5 Announcement in a press release dated June 20, 2003 that the Company it entered into a Memorandum of Understanding with GBH telecom, LLC, a development stage company headquartered in Arlington, Virginia, under which it intends to acquire GBH telecom (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on June 20, 2003 (File No. 002-97869-D))

         23.1 Consent letter from Bagell, Josephs & Company, L.L.C. CPA, dated July 14, 2003 (included herewith)

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

Subsequent to the period of this report, the Company filed a Current Report on Form 8-K dated April 5, 2002 with the Securities and Exchange Commission on March 21, 2002. On March 21, 2002, Mobilepro entered into an Agreement and Plan of Merger with NeoReach, Inc., a private Delaware company, pursuant to which a newly-formed, wholly-owned subsidiary of Mobilepro merged into NeoReach in a tax-free transaction. NeoReach is a development stage company designing state of the art modem solutions to support third generation wireless communications systems. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. On April 23, 2002, the Company issued 12,352,129 shares of its common stock in a one-for-one tax-free stock exchange to the holders of NeoReach's common stock pursuant to the Agreement. This was a cash-less transaction and there were no payments or finder's fees involved. The Board of Directors determined the consideration to be a fair compensation to the NeoReach shareholders. The issuance of the shares were valued at a fair value of $ 6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of our stock at that time. The valuation of Neoreach in the merger agreement was based on several factors, as described in the table below , including that over thirty-three man-years of development efforts had been accumulated for achieving the prototype third generation modem boards for the base station applications, that a management team and engineering team were in place, that office and laboratory facilities were in place, that six patents had been filed or were already approved, and that contacts and relationships had already been established with potential customers both in the United States and Korea. The value of intangible assets and goodwill, such as contacts, relationships and potential customers, has not been included in the table below since it is difficult to estimate a real value, although it could be very significant, on these items. The transaction concluded following arms-length negotiations. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act. The related parties from both the Company and Neoreach were Messrs. Daniel Lozinsky, Arne Dunhem, Scott Smith and Ken Min. Mr. Daniel Lozinsky who was a controlling stockholder of Mobilepro also owned approximately 32.5% of Neoreach.

Approximate valuation of Neoreach, Inc.
Item                                                               Approx. Value
----                                                               -------------
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

During the two fiscal years of the Company that ended March 31, 2002, and the subsequent interim period through June 6, 2002, there were no disagreements between the Company and Mantyla on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Mantyla's satisfaction, would have caused Mantyla to make reference to the subject matter of the disagreements in connection with its reports; and there were no reportable events described under
Item 304(a)(1)(v) of Regulation S-K.

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

The Company filed an amended Current Report on Form 8-K/A dated May 10, 2002 with the Securities and Exchange Commission on June 25, 2002.

The Company filed a Current Report on Form 8-K dated June 20, 2002 with the Securities and Exchange Commission on the Company's announcement in a press release that it entered into a Memorandum of Understanding with GBH telecom, LLC, a development stage company headquartered in Arlington, Virginia, under which it intends to acquire GBH telecom, LLC in a proposed tax-free exchange of stock. The projected closing date for the transaction was announced to be July 3, 2003. Under the terms of the MOU, upon completion of the proposed transaction, GBH shareholders will own the majority of the Company's issued and outstanding common stock and have voting control of the Company. A copy of this press release was filed as an exhibit to the 8-K filing on June 20, 2003.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: July 14, 2003           MOBILEPRO CORP.



                              Bys: /s/ Arne Dunhem
                                   ----------------------------------
                                   Arne Dunhem
                                   President and Chief Executive Officer
                                   (Principal financial and principal accounting officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Arne Dunhem                         Chief Executive Officer and Chairman
------------------------------          (Principal financial and principal
Arne Dunhem                             accounting officer)


/s/ Daniel Lozinsky                     Director
Daniel Lozinsky

                                  CERTIFICATION

I, Arne Dunhem, certify that:

1. I have reviewed this annual report on Form 10-KSB of Mobilepro Corp.;

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

July 14,  2003

/s/  Arne Dunhem
Arne Dunhem
Chief  Executive  Officer
Principal Financial and Principal Accounting Officer