Form 10QSB
period 2003-06-30
MOBILEPRO CORP
filed 2003-08-19
CIK 769592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                       COMMISSION FILE NUMBER 002-97869-D

                                 MOBILEPRO CORP.
               (Exact name of registrant as specified in charter)

                     DELAWARE                                  87-0419571
                     --------                                  ----------
          (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                   Identification No.)

   30 WEST GUDE DRIVE, SUITE 480, ROCKVILLE, MD                   20850
   --------------------------------------------                   -----
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code           (301) 315-9040
                                                             --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 13, 2003, the Company had outstanding 105,244,539 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                    PAGE
-----------------------                                                    ----

PART I

  ITEM 1.       FINANCIAL STATEMENTS                                        3
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS        9
  ITEM 2.       MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS              27

PART II

  ITEM 1.       LEGAL PROCEEDINGS                                           32
  ITEM 2.       CHANGES IN SECURITIES                                       32
  ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                             35
  ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         35
  ITEM 5.       OTHER INFORMATION                                           35
  ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                            36

ITEM 1. FINANCIAL STATEMENTS


     Balance Sheets as of June 30, 2003 (unaudited) and March 31, 2003 (audited)

     Statements of Operations for the Three Months Ended
        June 30, 2003 and 2002 (unaudited) with Cumulative
         Totals Since Inception

     Statements of Cash Flows for the Three Months Ended
        June 30, 2003 and 2002 (unaudited) with Cumulative
         Totals Since Inception

     Notes to Condensed Consolidated Financial Statements

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             JUNE 30, 2003 AND 2002



                                     ASSETS


                                                     June 30,         March 31,
                                                       2003             2003
                                                    (Unaudited)      (Audited)
                                                  --------------   -------------

CURRENT ASSETS
 Cash and cash equivalents                        $       32,416   $       6,715
 Prepaid expenses                                          9,518           9,518
                                                  --------------   -------------
    Total Current Assets                                  41,934          16,233

 Fixed assets, net of depreciation                        32,822          36,469
                                                  --------------   -------------
TOTAL ASSETS                                      $       74,756   $      52,702
                                                  ==============   =============


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                             JUNE 30, 2003 AND 2002


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                    June 30,           March 31,
                                                                      2003               2003
                                                                   (Unaudited)         (Audited)
                                                                ----------------   ---------------
CURRENT LIABILITIES
 Current portion of convertible debentures - officers           $         28,000   $        30,000
 Current portion of note payable - Maryland Department
  of Revenue and Economic Development                                      4,500             4,500
 Notes payable - sellers                                                  75,000            75,000
 Notes payable - other                                                   100,000           100,000
 Convertible debentures - other                                          140,000           215,000
 Equity line of credit                                                   175,000           160,000
 Accounts payable and accrued expenses                                 1,322,385         1,234,880
                                                                ----------------   ---------------
   Total Current Liabilities                                           1,844,885         1,819,380
                                                                ----------------   ---------------

LONG-TERM LIABILITIES
 Convertible debentures - officers- net of current portion               247,617           247,617
 Note payable - Maryland Department of Business and
  Economic Development - net of current portion                           95,500            95,500
                                                                ----------------   ---------------

   Total Long-Term Liabilities                                           343,117           343,117
                                                                ----------------   ---------------

TOTAL LIABILITIES                                                      2,188,002         2,162,497
                                                                ----------------   ---------------
STOCKHOLDERS' DEFICIT
 Preferred stock, $.001 par value, authorized 5,000,000 shares, and 35,425 shares issued and outstanding at June 30, 2003 and
 March 31, 2003, respectively                                                 35                35

 Common stock, $.001 par value, authorized 600,000,000
  shares at June 30, 2003 and March 31, 2003, and
  66,210,310 and 30,175,122 shares issued and
  outstanding, respectively                                               66,210            30,175
 Additional paid-in capital                                           11,876,893        11,538,979
 Deficit accumulated during development stage                        (14,056,384)      (13,678,984)
                                                                ----------------   ---------------

   Total Stockholder's Deficit                                        (2,113,246)       (2,109,795)
                                                                ----------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $         74,756   $        52,702
                                                                ================   ===============


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             JUNE 30, 2003 AND 2002



                                                                                                         Cumulative
                                                                                                        Totals Since
                                                                      2003               2002             Inception
                                                                ----------------   ---------------   ------------------
OPERATING REVENUES
  Revenue                                                       $              -   $             -   $                -
                                                                ----------------   ---------------   ------------------
OPERATING EXPENSES

   Professional fees and compensation expenses                           221,716         1,178,959            5,099,745

   Advertising and marketing expenses                                      8,490             1,685               34,524

   Research and development costs                                          1,095             4,496                9,590

   General and administrative expenses                                    20,414            26,152            1,629,352

   Office rent and expenses                                               15,856            38,437              101,924

   Travel and meals expenses                                                   -             7,709               12,562

   Depreciation and amortization                                           3,647             4,000               18,999
                                                                ----------------   ---------------   ------------------
       Total Operating Expenses                                          271,218         1,261,438            6,906,696
                                                                ------------------ ------------------ ------------------
LOSS BEFORE OTHER INCOME (EXPENSE)                                      (271,218)       (1,261,438)          (6,906,696)

OTHER INCOME (EXPENSE)

   Forgiveness of debt                                                         -                 -              276,738

   Amortization of discount and interest on conversion of debt          (100,199)                -             (153,350)

   Interest expense                                                       (5,983)          (50,228)             (55,150)

   Other expense                                                               -                 -              (27,608)

   Impairment of goodwill                                                      -        (7,190,374)          (7,190,374)

   Interest income                                                             -                 -                   56
                                                                ----------------   ---------------   ------------------
       Total Other Income (Expense)                                     (106,182)       (7,240,602)          (7,426,426)
                                                                ----------------   ---------------   ------------------
NET LOSS BEFORE PROVISION FOR INCOME TAXES                              (377,400)       (8,502,040)         (14,056,384)

Provision for Income Taxes                                                     -                 -                    -
                                                                ----------------   ---------------   ------------------
NET LOSS APPLICABLE TO COMMON SHARES                            $       (377,400)  $    (8,502,040)  $      (14,056,384)
                                                                ================   ===============   ==================
NET LOSS PER BASIC AND DILUTED SHARES                           $          (0.01)  $         (0.66)
                                                                ================   ===============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                                43,740,975        12,905,121
                                                                ================   ===============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                         MOBILEPRO CORP. AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)


                                                                                                         Cumulative
                                                                                                        Totals Since
                                                                       2003              2002            Inception
                                                                ----------------   ---------------   ------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                     $       (377,400)  $    (8,502,040)  $      (14,056,384)
                                                                ----------------   ---------------   ------------------
   Adjustments to reconcile net loss to net cash
     used in operating activities:

     Forgiveness of debt                                                       -                 -             (276,738)

     Depreciation                                                          3,647             4,000               18,999
     Common stock issued for services, compensation and

        conversion of debt                                                 8,750           835,047            4,479,995

     Impairment of goodwill                                                    -         7,190,374            7,190,374

     Amortization of discount and interest on conversion of debt         100,199                 -              153,350

  Changes in assets and liabilities

     Decrease in other current assets                                          -           (57,500)              13,194
     Increase (decrease) in accounts payable and

       and accrued expenses                                               87,505           (62,798)           1,040,179
                                                                ----------------   ---------------   ------------------

     Total adjustments                                                   200,101         7,909,123           12,619,353
                                                                ----------------   ---------------   ------------------


     Net cash (used in) operating activities                            (177,299)         (592,917)          (1,437,031)
                                                                ----------------   ---------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
                                                                $              -   $             -   $           79,100
    Proceeds from common stock issuances
    Proceeds from convertible debentures-other and
     equity line of credit                                               205,000                 -              620,000

    Proceeds from borrowings, net                                              -           233,355              394,730

    Change in convertible debentures - officers, net                      (2,000)                -              275,617

    Net proceeds from issuance of notes payable                                -           362,000              100,000
                                                                ----------------   ---------------   ------------------

       Net cash provided by financing activities                         203,000           595,355            1,469,447
                                                                ----------------   ---------------   ------------------

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                         MOBILEPRO CORP. AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)


                                                                                                        Cumulative
                                                                                                       Totals Since
                                                                       2003              2002            Inception
                                                                ----------------   ---------------   ------------------
NET INCREASE IN

    CASH AND CASH EQUIVALENTS                                             25,701             2,438               32,416

CASH AND CASH EQUIVALENTS -

    BEGINNING OF PERIOD                                                    6,715               154                    -
                                                                ----------------   ---------------   ------------------


CASH AND CASH EQUIVALENTS - END OF PERIOD                       $         32,416   $         2,592   $           32,416
                                                                ================   ===============   ==================
SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:
    Issuance of common stock for:
       Services, compensation and conversion of debt            $          8,750   $       835,047   $        4,479,995
                                                                ================   ===============   ==================

    Impairment of goodwill                                      $              -   $     7,190,374   $        7,190,374
                                                                ================   ===============   ==================

    Amortization of discount and interest on conversion of debt $        100,199   $             -   $          153,350
                                                                ================   ===============   ==================

    Conversion of equity line of credit to stock                $        220,000   $             -   $          260,000
                                                                ================   ===============   ==================

Conversion of convertible debentures - other                    $         45,000   $             -   $           45,000
                                                                ================   ===============   ==================
    Acquisition of NeoReach, Inc.

      Fixed assets                                              $              -   $        51,821   $           51,821
      Other current assets                                                     -            22,712               22,712
       Note payable - Maryland Department of Business and
         Economic Development                                                  -          (100,000)            (100,000)
       Accounts payable                                                        -          (618,279)            (618,279)
       Goodwill                                                                -         7,190,374            7,190,374
                                                                ----------------   ---------------   ------------------
      Fair value of common stock and additional paid-in
       capital issued for NeoReach, Inc.                        $              -   $     6,546,628   $        6,546,628
                                                                ================   ===============   ==================



    The accompanying notes are an integral part of the condensed consolidated financial statements.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION

          The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the March 31, 2003 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

          These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

          Mobilepro Corp formerly Craftclick.com, Inc. was incorporated under the laws of the State of California in January 1999, as BuyIT.com, Inc. ("Buyit"). From inception through March 31, 1999, the Company engaged in preliminary activities related to the set up of an Internet auction business. On April 16, 1999, the Company entered into an Agreement and Plan of Reorganization ("Plan") with Tecon, Inc. ("Tecon"), a Utah corporation, wherein all of the outstanding shares and subscriptions of BuyIt were exchanged for 8,500,000 shares (for the outstanding shares of common stock of Tecon), and 245,997 shares (for the outstanding subscriptions) of common stock of Tecon. At the conclusion of all the transactions contemplated in the Plan, BuyIT shareholders and subscribers owned 8,745,997 shares of total outstanding shares of 12,179,249, or 71.9%, the survivor in the aforementioned combination was Tecon. However, the name of the surviving company was changed to BuyIt.com, Inc., simultaneously with the Plan. The combination of these two entities had been accounted for as a purchase. The Company changed its name to Craftclick.com, Inc., on January 4, 2000, as a result of changing its business strategy and focus-which was to become the premier destination for buyers and sellers of arts and crafts products and supplies through the use of Internet websites. However, the Company disposed of substantially all assets in February of 2001 when secured creditors foreclosed on loans to the Company.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002


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

          In July 2001, the Company changed its name to Mobilepro Corp.

          On March 21, 2002, Mobilepro entered into an Agreement and Plan of Merger with NeoReach, Inc., a private Delaware company pursuant to which a newly-formed wholly-owned subsidiary of Mobilepro merged into NeoReach in a tax-free transaction. NeoReach is a development stage company designing state of the art modem solutions to support third generation (3G) wireless communications systems. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. On April 23, 2002, the Company issued 12,352,129 shares of its common stock pursuant to the Agreement. This was a cash-less transaction and there were no payments or finder's fees involved. The Board of Directors determined the consideration to be a fair compensation to the NeoReach shareholders. The issuance of the shares were valued at a fair value of $6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of the stock at that time.

          On March 12, 2003, the Company amended its Articles of Incorporation and pursuant to a Board resolution, increased the authorized level of common stock from 50,000,000 to 600,000,000. In addition, the Company increased the shares authorized under its 2001 Equity Performance Plan from 1,000,000 to 6,000,000.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002



NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Income Taxes

          Effective July 14, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (the Statement), Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of June 30, 2003 is $0 due to the valuation allowance established.

          Fair Value of Financial Instruments

          The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

          Advertising Costs

          The Company expenses the costs associated with advertising as incurred. Advertising and promotional expenses were approximately $8,490 and $1,685 for the three months ended June 30, 2003 and 2002, respectively.

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

          There was $3,647 and $4,000 charged to operations for depreciation expense for the three months ended June 30, 2003 and 2002, respectively. The Company acquired $51,821 of net fixed assets from NeoReach, Inc. in its acquisition of its subsidiary.

                         MOBILEPRO CORP AND SUBSIDIARY
                        (FORMERLY CRAFTCLICK.COM, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Reclassifications

          Certain amounts in the June 30, 2002 financial statements were reclassified to conform to the June 30, 2003 presentation.

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

          The following is a reconciliation of the computation for basic and diluted EPS:

                                                         2003           2002
                                                     -----------    ------------
          Net loss                                   $  (377,400)   $(8,502,040)
          Weighted-average common shares
           Outstanding (Basic)                        43,740,975     12,905,121
          Weighted-average common stock Equivalents
           Stock options                                       -              -
           Warrants                                            -              -

          Weighted-average common shares
           Outstanding (Diluted)                      43,740,975      12,905,121

          Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for June 30, 2003 and 2002 because inclusion would have been antidilutive.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

          On March 16, 2000, the Emerging Issues Task Force issued EITF 99-19 "Recording Revenue as a Principal versus Net as an Agent" which addresses the issue of how and when revenues should be recognized on a Gross of Net method as the title implies. The emerging Issues Task Force has not reach a consensus but sites SEC Staff Accounting Bulletin 101. EITF 99-19 does not affect the condensed consolidated financial statements.

          On July 20, 2000, the Emerging Issues Task Force issued EITF 00-14 "Accounting for Certain Sales Incentives" which established accounting and reporting requirements for sales incentives such as discounts, coupons, rebates and free products or services. Generally, reductions in or refunds of a selling price should be classified as a reduction in revenue. For SEC registrants, the implementation date is the beginning of the fourth quarter after the registrant's fiscal year end December 15, 1999. EITF 00-14 does not affect the condensed consolidated financial statements.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Recent Accounting Pronouncements

          In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement was utilized in preparing the condensed consolidated financial statements for June 30, 2003.

NOTE 3 -  NOTE PAYABLE - MARYLAND DEPARTMENT OF BUSINESS & ECONOMIC DEVELOPMENT

          The Company entered into an agreement with the Maryland Department of Business and Economic Development ("DBED") in the amount of $100,000, which represents DBED's investment in the Challenge Investment Program ("CIP Agreement") dated March 29, 2001. The term of the CIP Agreement extends through June 30, 2011. Beginning April 30, 2002 and continuing annually thereafter until April 30, 2011, the Company shall make a payment (the "Equity Financing Payment") which shall be equal to 1% of the Company's Aggregate Equity Financing Amount for the year immediately preceding the April 30th payment date greater than $500,000, not to exceed $300,000. The Aggregate Equity Financing Amount shall mean the total amount of capital raised by the Company through the sale, transfer, or exchange of its stock, options, warrants or any security convertible into its stock, options, or warrants during the calendar year immediately preceding the April 30th payment date. There have been no payments made on this note. The outstanding balance at June 30, 2003 is $100,000.

          Current portion                                          $  4,500
          Long-term portion                                          95,500
                                                                   --------
                                                                   $100,000
                                                                   ========

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002

NOTE 4 -  CONVERTIBLE DEBENTURES-OTHER

          The Company on May 31, 2002, entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued and sold $250,000 of convertible debentures. The debentures accrue interest at the rate of four percent (4%) per year and are convertible at the holders option. Holders of the debentures have certain registration rights with respect to the resale of common stock received upon conversion of the debentures. The term of the debentures are five years. As of June 30, 2003 there was $140,000 outstanding. Interest accrued approximated $13,700 at June 30, 2003.

NOTE 5 -  EQUITY LINE OF CREDIT

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

          There are certain conditions applicable to the Company's ability to draw down on the equity line including the filing and effectiveness of a registration statement registering the resale of all shares of common stock that may be issued to Cornell under the equity line and the Company's adherence with certain covenants. The registration statement became effective May 9, 2003.

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

          The Company drew $200,000 on the Equity Line on February 26, 2003. This note was payable in eighty-two (82) calendar days. The Company agreed to escrow ten (10) requests for advances under the Agreement in amount not less than $20,000. At March 31, 2003 there was $160,000 outstanding on the note, which was $-0- at June 30, 2003 due to conversions of this debt to equity. The Company, as part of the Equity Line of Credit, advanced 10,000,000 shares of its common stock to the escrow agent Butler Gonzalez, LLP.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002


NOTE 5 -  EQUITY LINE OF CREDIT (CONTINUED)

          The Company on May 9, 2003, entered into a second Equity Line of Credit, for $200,000 with Cornell Capital Partners, L.P. with the same terms as the February 26, 2003 Equity Line of Credit. Of this $200,000 advance, as of June 30, 2003, $140,000 remains outstanding, with the $60,000 converted into equity during the three months ended June 30, 2003. As part of this loan, the Company advanced 20,000,000 shares of common stock to the escrow agent.

          In June 2003, the Company also received $35,000 from Cornell Capital Partners, L.P. which is fully outstanding at June 30, 2003. There were 10,000,000 shares of common stock issued under this loan to the escrow agent.

NOTE 6 -  LONG-TERM DEBT - SELLERS

          In February, 2002, as part of the Company's President's private purchase of stock, the Company entered into two (2) promissory notes of $37,500 each ($75,000 total) with the seller and a related entity to the seller. These notes were due September 1, 2002 at an annual rate of interest on the notes of 5%. Since the Company failed to pay the notes on the due date, interest will be charged at 15%. There were no payments made and this note is in default. Interest expense for June 30, 2003 and 2002 were $2,959 and $1,325, respectively.

NOTE 7 -  OFFICERS ADVANCES/ CONVERTIBLE DEBENTURES - OFFICERS

          The amounts represent advances to and from officers of the Company. These advances through March 31, 2003 were interest-free and anticipated to be repaid in the next year. The advances were necessary to cover working capital deficiencies.

          Pursuant to these advances, on May 16, 2003, the Company entered into two (2) separate 4% convertible debentures with two officers who advanced the Company the $277,617. The debentures are due May 15, 2005. The terms of the convertible debentures are that the Company will accrue interest at 4% per annum retroactive to the date of the advances, and that accrued interest plus the principal advanced shall be either (a) paid to the holder on the second year anniversary (May 15, 2005) or (b) converted from time to time until payment in full in accordance with the conversion terms as stipulated in the debenture, except for $30,000 of which is due and payable on or before September 1, 2003. Of the $30,000 due, the Company paid $2,000 during the three months ended June 30, 2003.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002

NOTE 8 -  STOCKHOLDERS DEFICIT

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

          The following details the stock transactions after the recapitalization through June 30, 2003.

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

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002

NOTE 8 -  STOCKHOLDERS DEFICIT (CONTINUED)

          Common Stock (Continued)

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

          On April 23, 2002, the Company issued 12,352,129 shares of our common stock to the holders of NeoReach's common stock pursuant to an Agreement and Plan of Merger, dated March 31, 2002. A newly formed, wholly-owned subsidiary of Mobilepro merged into NeoReach, in a tax-free one-for-one share exchange transaction. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. The issuance of the shares were valued at a fair value of $6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of our stock at that time. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

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

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002

NOTE 8 -  STOCKHOLDERS DEFICIT (CONTINUED)

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

          On September 4, 2002, the Company issued a total of 709,853 shares of its common stock to various parties. 100,000 shares were issued to Hee Han Bang, a non-affiliated and accredited/sophisticated investor in a private sale for an aggregate cash consideration of $25,000. These shares were issued at $0.25 per share based on a Board of Director's resolution fixing the value of the securities on and as of August 9, 2002. 150,000 shares of the common stock were issued to Daniel Lozinsky, a director of the Company, in a private sale for an aggregate cash consideration of $15,000. These shares were issued based on a Board resolution as of August 19, 2002. The Company issued a total of 209,853 shares of its common stock to shares of INFe, Inc. based on a Board resolution as of August 19, 2002. These shares were issued for consulting services in connection with the Mobilepro-NeoReach merger and a Reverse Merger Engagement Agreement dated January 11, 2002 between NeoReach, Inc. and INFe, Inc. The issuance of the shares was valued at $62,956, the fair value of the stock at that time. The Company also granted a total of 250,000 shares of our restricted common stock to Parag Sheth, an executive of the Corporation. Parag Sheth was granted 150,000 shares of the Company's restricted common stock for forgiving a total of $15,000 in salary corresponding to a price of $0.10 per share and he was also granted 100,000 shares of the Company's restricted common stock as an inducement for providing services for the Corporation. These shares were issued based on a Board Resolution as of August 20, 2002 and the issuance of the shares was valued at $25,000.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002

NOTE 8 -  STOCKHOLDERS DEFICIT (CONTINUED)

          Common Stock (Continued)

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

          On March 17, 2003 and March 25, 2003, the Company exchanged 2,739,726 shares and converted $40,000 of debt in total and recognized $53,151 of amortization of discount and interest on debt conversions.

          On April 30, 2003, May 22, 2003 and June 19, 2003, the Company issued 10,000,000 shares of common stock respectively (30,000,000 in total), to the escrow agent for use in raising money on the Equity Line of Credit.

          In the three months ended June 30, 2003, the Company exchanged 5,685,188 shares of common stock and converted $220,000 of debt in total and recognized $100,199 of amortization of discount and interest on debt conversions.

          On June 19, 2003, the Company issued 350,000 shares of common stock as compensation at a fair value of $8,750.

          Preferred Stock

          There was no change in preferred stock during the year ended March 31, 2003, and only a slight increase in the number of shares (47) due to the recapitalization of the Company for the year ended March 31, 2002.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002


NOTE 9 -  PATENTS

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

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002

NOTE 10 - GOING CONCERN

          As shown in the accompanying consolidated financial statements the Company has sustained net operating losses for the years ended March 31, 2003 and 2002 and for the three months ended June 30, 2003 and 2002. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.

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

NOTE 11 - COMMITMENTS

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

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002

NOTE 11 - COMMITMENTS (CONTINUED)

          GBH is a development stage company that operates a web-based enterprise web-portal offering prepaid, subscription-based U.S. domestic and International voice and data services.

          Under the terms of the MOU, upon completion of the proposed transaction, GBH shareholders are anticipated to secure a majority control position with the Company.

NOTE 12 - IMPAIRMENT OF GOODWILL

          As part of the Company's acquisition of its subsidiary NeoReach, Inc., the Company recognized $7,190,374 in goodwill which represented the excess of the fair value of the stock paid for the net assets received in accordance with FASB No. 142. Management has considered this goodwill to be completely impaired and is reflected in the consolidated statements of operations for the three months ended June 30, 2002 as such.

NOTE 13 - LITIGATION/ LEGAL PROCEEDINGS

          As of June 30, 2003, the Company was party to four legal proceedings. Mr. Tatcha Chulajata, a former employee of Mobilepro filed a formal complaint against the Company on October 29, 2002 with the State of Maryland, Department of Labor, Licensing and Regulation for a claim for unpaid wages. The employee claims a total of $49,866.67 for unpaid wages from August 2001 through October 2002. Mr. Chulajata was employed by NeoReach, Inc. on July 15, 2000 as Senior Engineer and he resigned in October 2002. Due to financial difficulties encountered by the Company in 2001 and 2002, Mr. Chulajata received a reduced salary.

          The Company is currently negotiating a settlement with the employee with respect to the claim. This amount is included in accrued wages at June 30, 2003.

          Mobilepro and NeoReach, Inc. were on December 31, 2002 served with three complaints in the United States District Court for the District of Maryland in three separate actions seeking relief for failure to pay wages and breach of contract. The three plaintiffs are in the three separate actions seeking relief of approximately $59,334.67, $65,383.34 and $60,750.00, respectively. The three plaintiffs are former employees named Mr. Man Hyuk Park, Mr. Sang Humn Lee and Mr. Yang Hoon Jung and all were employed as Senior or Principal Engineer since September 2001, June 2000 and August 2001, respectively. Due to financial difficulties encountered by Mobilepro in 2001 and 2002, the three individuals received reduced salaries. Mobilepro is currently negotiating settlements with the three former employees with respect to the claims. The Company has included these amounts in accrued wages at June 30, 2003.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002

NOTE 13 - LITIGATION/ LEGAL PROCEEDINGS (CONTINUED)

          Mr. Scott R. Smith, a former executive of NeoReach, Inc. filed a formal complaint against the Company on January 10, 2003 with the State of Illinois, Department of Labor for a claim for unpaid wages. The former executive claimed a total of $97,335 for unpaid wages from February 2002 through August 2002. The complaint was subsequently dismissed by the State of Illinois, Department of Labor in April 2003. Mr. Smith was employed by NeoReach, Inc. on February 19, 2002 as Executive Vice President and his employment agreement expired on August 18, 2002. Due to financial difficulties encountered by Mobilepro in 2002, Mr. Smith's salary was deferred as part of an agreement between Mr. Smith and Mobilepro. A settlement agreement was mutually signed and executed on August 30, 2002. Due to the Company's inability to pay full amounts per the settlement agreement, negotiations have been ongoing for an adjusted payment plan, yet, no revised settlement agreement has been reached. The Company has recorded the full liability on its books at June 30, 2003.

          Virginia University of Technology, Sponsored Programs, claims from the Company approximately $80,000 for unpaid research and development work performed by the University for NeoReach during the years 2001 and 2000. The Company is currently negotiating a settlement with the University with respect to the claim. This amount is currently reflected in accounts payable for the Company at June 30, 2003.

          Dungavel, Inc. claims from the Company as a result of the February 19, 2002 Stock Purchase Agreement between Mr. Daniel Lozinsky and Dungavel, Inc. a total of $37,500. The Company intends to negotiate a settlement with Dungavel with respect to this claim. This amount is currently accounted for in the notes payable outstanding at June 30, 2003.

NOTE 14 - SUBSEQUENT EVENTS

          On July 7, 2003, pursuant to the MOU between the Company and GBH Telecom, LLC, the Company issued 3,500,000 shares of common stock valued at $68,250.

          On July 30, 2003 and August 7, 2003, the Company issued 10,000,000 and 15,000,000 shares of common stock , respectively, to the escrow agent pursuant to the terms of their agreement., and 10,534,229 shares of common stock since June 30, 2003 were issued in conversions of certain amounts borrowed under the equity lines of credit the Company entered into.

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

As result of the design effort to date, we believe that a preliminary version of the base station modem will be ready for field evaluation during the first quarters of 2004 with a multi-channel modem semi-conductor integrated circuit chip to be commercially available by the end of 2004. The chip is anticipated to be designed and developed by the Company, but we will expect the chip to be manufactured by a third party offshore it. Once this development milestone is reached, the Company believes that it can have the completed design for the handset modem chip commercially available by the mid of 2005.

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

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

OVERALL OPERATING RESULTS:

We had no revenues for the quarter ended June 30, 2003.

Our operating expenses for the quarter ended June 30, 2003 were approximately $271,218. Our primary expense was incurred for Professional fees and compensation expenses of $221,716 compared with $1,178,959 for the three months ended June 30, 2002. Of this amount, no common stock in lieu of cash was issued in connection with consulting fees and expenses for services rendered. Approximately $190,000 in expenses was for on-going compensation expenses.

Operating Losses

Our net operating loss for the quarter ended June 30, 2003 was approximately $271,218. These losses were incurred primarily as a result of the aforementioned incurred expenses.

We have accumulated approximately $6,906,696 of net operating loss carryforwards as of June 30, 2003, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards is offset by a valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 2003, we had a total Stockholders' Deficit of approximately $2,113,246 and do not currently have any revenues, liquidity or capital resources as we move forward with our business plan and our independent auditors have issued an audit opinion as of March 31, 2003 that raises substantial doubt as to our ability to continue as a going concern. We will need additional financing in order to implement our business plan and continue business. The traditional markets for raising capital have become extremely more difficult in the last year due to a depressed economy, large well-known business failures and the events of September 11, 2001.

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

EMPLOYEES

We currently employ two people and five consultants. Mr. Arne Dunhem is our President, Chief Executive Officer and Chairman. We anticipate that we will need additional persons to fill administrative, sales and technical positions if we are successful in raising the capital to implement our business plan.

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

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the

Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.


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

Mr. Scott R. Smith, a former executive of NeoReach, Inc. filed a formal complaint against the Company on January 10, 2003 with the State of Illinois, Department of Labor for a claim for unpaid wages. The former executive claimed a total of $97,335 for unpaid wages from February 2002 through August 2002. The complaint was subsequently dismissed by the State of Illinois, Department of Labor in April 2003. Mr. Smith was employed by NeoReach, Inc. on February 19, 2002 as Executive Vice President and his employment agreement expired on August 18, 2002. Due to financial difficulties encountered by Mobilepro in 2002, Mr. Smith's salary was deferred as part of an agreement between Mr. Smith and Mobilepro. A settlement agreement was mutually signed and executed on August 30, 2002. Due to the Company's inability to pay full amounts per the settlement agreement, negotiations have been ongoing for an adjusted payment plan. The Company is currently finalizing a negotiated settlement with the employees with Mr. Smith.

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

On May 31, 2002, the Company issued a total of 690,000 shares of its common stock to the following parties: 450,000 shares to INFe, Inc., 150,000 shares to Thomas Richfield, 60,000 shares to Francene Goodman, and 30,000 shares to Triple Crown Consulting. These shares were issued for consulting services regarding the Mobilepro-

NeoReach merger. The issuance of the shares were valued at $ 317,400, the fair value of our stock at that time. We believe the value of the services provided were commensurate with the value of the stock issued. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

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

On February 6, 2003, we entered into an equity line of credit arrangement with Cornell Capital Partners, LP. The Equity Line of Credit provides that Cornell Capital will purchase up to $10 million of common stock over a two-year period, with the timing and amount of such purchases, if any, at our discretion. Any shares of common stock sold under the Equity Line of Credit will be priced at a 9% discount to the lowest closing bid price of the common stock during the five-day period following the Company's notification to Cornell that it is drawing down on the Equity Line. We are not permitted to draw down more than $450,000 in any 30-day calendar period. In addition, there are certain other conditions applicable to the Company's ability to draw down on the Equity Line including the filing and effectiveness of a registration statement registering the resale of all shares of common stock that may be issued to Cornell under the Equity Line and the Company's adherence with certain covenants. At the time of each draw down, the Company is obligated to pay Cornell a fee equal to three percent of amount of each draw down. As of August 13, 2003, Mobilepro has received advances under the Equity Line of Credit in the aggregate gross amount of $685,000 with a corresponding aggregate net amount of $485,274.51after expenses for various fees, interest and certain pay-downs of convertible debenture from May 31, 2002. As of August 13, 2003, the Company has Pursuant to the Equity Line of Credit issued into stock escrow with Butler Gonzalez, LLP, to the benefit of Cornell Capital Partners, LP an aggregate of 65,000,000 shares of common stock as follows: 10,000,000 shares on March 5, 2003; 10,000,000 shares on April 30, 2003; 10,000,000 shares on May 22, 2003; 10,000,000 shares on June
19, 2003; 10,000,000 shares on July 30, 2003 and 15,000,000 shares on August 7,
2003. In addition Cornell Capital Partners, LP has as of August 13, 2003 converted, pursuant to a Securities Purchase Agreement dated May 31, 2002 to which the Company issued and sold $250,000 of convertible debentures, an aggregate of 17,461,457 shares of common stock as follows: 658,334 shares on March 4, 2003; 583,706 shares on March 12, 2003; 4,139,601 shares on June 17,
2003; 970,874 shares on June 18, 2003; 574,713 shares on June 20, 2003; 666,667 shares on July 8, 2003; 2,262,443 shares on July 10, 2003; 2,816,902 shares on
July 16, 2003; 714,286 shares on July 21, 2003; 3,010,101 shares on August 4,
2003; and 1,063,830 shares on August 7, 2003.


On June 16, 2003 Dr. Dong Kyung Kang exercised a total of 350,000 cash less options of shares of the Company's common stock that had vested on May 5, 2003 under his employment agreement dated May 5, 2003 with the Company. The shares were at the time of exercising valued at $8,050.

On July 7, 2003 as compensation for services, pursuant to a Memorandum of Understanding between the Company and GBH telecom, LLC, dated June 16, 2003, a total of 3,500,000 shares of common stock were issued to GBH telecom, LLC who in turn assigned the shares to 360 Partners, LLC. The shares were at the time of issuance valued at $68,250.

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

Two directors and officers of Mobilepro advanced during 2002 the total amount of $277,617 to Mobilepro. Daniel Lozinsky, a Director of Mobilepro, advanced to Mobilepro during the period February 9, 2002 through June 20, 2002 a total of $155,617 as follows: $23,262 on February 9, 2002; $25,000 on February 19, 2002;
$76,355 on April 25, 2002; $15,000 on May 16, 2002; $4,000 on June 3, 2002; and
$12,000 on June 20, 2002, with a repayment by Mobilepro on or before March 1, 2003 at an ordinary market rate, not to exceed 5.00%. Arne Dunhem, the President and Chief Executive Officer of Mobilepro, advanced to the Company during the period April 19, 2002 through May 6, 2002 a total of $122,000 as follows:
$46,000 on April 19, 2002; $40,000 on April 25, 2002; and $36,000 on May 6,
2002, with a repayment by the Company on or before March 1, 2003 at an ordinary market rate, not to exceed 5.00%. As of July 11, 2003, the principal balance of these loans remains at $277,617 plus an interest of approximately $15,000. As of July 11, 2003, the Company has repaid $2,000 to Arne Dunhem but made no repayment to Danel Lozinsky on these loans. On May 15, 2003 the Company issued a $155,617 convertible debenture to Daniel Lozinsky and the Company also issued a $122,000 convertible debenture to Arne Dunhem.

On May 16, 2003, Mobilepro issued convertible debentures to Daniel Lozinsky and to Arne Dunhem in the original principal amount of $155,617 and $122,000 respectively. A maximum principal amount of for Daniel Lozinsky $130,000 and Arne Dunhem $70,000 respectively is convertible into shares of our common stock at a price equal to either 120% of the closing bid price of our common stock as of May 16, 2003, or 120% of the average of the four lowest closing bid prices of our common stock for the five trading days immediately preceding the conversion date. If such conversion had taken place on August 13, 2003, then the holder of the convertible debenture would have received 8,754,209, respectively for Daniel Lozinsky, and 4,713,805, for Arne Dunhem, shares of our common stock. If, at the time of conversion, the Common Stock is listed on the NASD Bulletin Board System, Nasdaq SmallCap Market, or American Stock Exchange, the conversion price will be 120% of the closing bid price. The convertible debentures accrue interest at a rate of 4% per year and are convertible at the holder's option. The convertible debentures have a term of two years. At Mobilepro's option, the convertible debentures may be paid in cash or converted into shares of our common stock on the second anniversary unless converted earlier by the holder. As of August 13, 2003 the Holders had made no conversion.

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

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)       Exhibits

     2.1 Articles of Merger of CraftClick.com, Inc. (a Utah corporation) and CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726))

     2.2 Plan of Merger of CraftClick.com, Inc. (a Utah corporation) with and into CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726))

     2.3 Agreement and Plan of Merger dated as of June 1, 2001, between CraftClick.Com, Inc. a Delaware corporation, and Mobilepro Corp., a Delaware corporation, (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on June 20, 2001 (File No. 002-97869-D))

     2.4 Agreement and Plan of Merger dated March 21, 2002, consummated April 23, 2002, between NeoReach, Inc., a Delaware company and Mobilepro. (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on April 5, 2002 (File No. 002-97869-D)

     3.1 Certificate of Incorporation of CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726))

     3.2 By-Laws of CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726))

     3.3 Certificate of Amendment of Certificate of Incorporation of Mobilepro Corp. (a Delaware corporation) (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on December 4, 2001 (File No. 333-74492))

     4.1 2001 Performance Equity Plan (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726))

     4.2 2001 Equity Performance Plan (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on December 4, 2001 (File No. 333-74492))

     10.1 Stock Purchase Agreement dated February 19, 2002 with Mr. Daniel Lozinsky and Dungavel, Inc., and another Stock Purchase Agreement dated February 19, 2002 with Mr. Daniel Lozinsky, Ms. Joann Smith and Mr. Scott Smith. (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on March 6, 2002 (File No. 002-97869-D))

     10.2 Memorandum of Understanding between Neoreach, Inc., and RF Microelectronics Laboratory dated July 31, 2002 for opportunities to cooperate in research, particularly in RF-CMOS ASICs development for RF transceiver of 3G W-CDMA standard. The ASICs will be fabricated in CMOS processes. (incorporated by reference to the Company's Form 10QSB/A Quarterly Report as filed with the Securities and Exchange Commission on October 4, 2002 (File No. 002-97869-D))


     10.3 Announcement in a press release dated June 20, 2003 that the Company it entered into a Memorandum of Understanding with GBH telecom, LLC, a development stage company headquartered in

              Arlington, Virginia, under which it intends to acquire GBH telecom (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on June 20, 2003 (File No. 002-97869-D))

     99.1 Certification by Arne Dunhem, Chief Executive Officer and Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herewith)

     b)       Reports on Form 8-K

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

The Company filed a Current Report on Form 8-K dated June 20, 2003 with the Securities and Exchange Commission on the Company's announcement in a press release that it entered into a Memorandum of Understanding ("MOU") with GBH telecom, LLC, a development stage company headquartered in Arlington, Virginia, under which it intends to acquire GBH telecom, LLC in a proposed tax-free exchange of stock. The projected closing date for the transaction was announced to be July 3, 2003. Under the terms of the MOU, upon completion of the proposed transaction, GBH shareholders will own the majority of the Company's issued and outstanding common stock and have voting control of the Company. A copy of this press release was filed as an exhibit to the 8-K filing on June 20, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   MobilePro Corp.

                         By     /s/  Arne Dunhem
                                -------------------------------------------
                                Arne Dunhem,
                                President and Chief Executive Officer
                                (Principal executive and financial officer)

                          Date  August 19, 2003

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

August 19,  2003

/s/  Arne Dunhem
-----------------------------------------------------
Arne Dunhem
Chief  Executive  Officer
Principal Financial  and Principal Accounting Officer