Form 10QSB
period 2003-09-30
MOBILEPRO CORP
filed 2003-11-19
CIK 769592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2003

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
                                                                --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2003, the Company had outstanding 122,418,452 shares of its common stock, par value $0.001.

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

ITEM 1. FINANCIAL STATEMENTS


                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002


     Balance Sheets as of September 30, 2003 (unaudited) and March 31, 2003 (audited)

     Statements of Operations for the Six Months and Three Months Ended
        September 30, 2003 and 2002 (unaudited) with Cumulative

         Totals Since Inception

     Statements of Cash Flows for the Six Months Ended
        September 30, 2003 and 2002 (unaudited) with Cumulative

         Totals Since Inception

     Notes to Condensed Consolidated Financial Statements

                         MOBILEPRO CORP. AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                             SEPTEMBER 30,       MARCH 31,
                                                 2003              2003
                                              (UNAUDITED)        (AUDITED)
                                             -------------     -------------

CURRENT ASSETS
  Cash and cash equivalents                  $     592,211     $       6,715
  Prepaid expenses                                   9,518             9,518
                                             -------------     -------------

    TOTAL CURRENT ASSETS                           601,729            16,233

  Fixed assets, net of depreciation                 29,175            36,469
                                             -------------     -------------

TOTAL ASSETS                                 $     630,904     $      52,702
                                             =============     =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                         MOBILEPRO CORP. AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                          SEPTEMBER 30,            MARCH 31,
                                                                              2003                   2003
                                                                           (UNAUDITED)             (AUDITED)
                                                                         ---------------        ---------------

CURRENT LIABILITIES
   Current portion of convertible debentures - officers                  $        28,000        $        30,000
   Current portion of note payable - Maryland Department
      of Revenue and Economic Development                                          4,500                  4,500
   Notes payable - sellers                                                        75,000                 75,000
   Notes payable - other                                                         100,000                100,000
   Convertible debentures - other                                                     --                215,000
   Equity line of credit                                                         600,000                160,000
   Accounts payable and accrued expenses                                         969,939              1,234,880
                                                                         ---------------        ---------------

      TOTAL CURRENT LIABILITIES                                                1,777,439              1,819,380
                                                                         ---------------        ---------------

LONG-TERM LIABILITIES
   Convertible debentures - officers- net of current portion                     247,617                247,617
   Note payable - Maryland Department of Business and
      Economic Development - net of current portion                               95,500                 95,500
                                                                         ---------------        ---------------

      TOTAL LONG-TERM LIABILITIES                                                343,117                343,117
                                                                         ---------------        ---------------

TOTAL LIABILITIES                                                              2,120,556              2,162,497
                                                                         ---------------        ---------------

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value, authorized
     5,000,000 shares, and 35,425 shares
     issued and outstanding at September 30, 2003 and March 31,
     2003, respectively                                                               35                     35
   Common stock, $.001 par value, authorized 600,000,000
     shares at September 30, 2003 and March 31, 2003, and
     122,418,452 and 30,175,122 shares issued and
     outstanding, respectively                                                   122,418                 30,175
   Additional paid-in capital                                                 12,861,168             11,538,979
   Deficit accumulated during development stage                              (14,473,273)           (13,678,984)
                                                                         ---------------        ---------------

      TOTAL STOCKHOLDER'S DEFICIT                                             (1,489,652)            (2,109,795)
                                                                         ---------------        ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $       630,904        $        52,702
                                                                         ===============        ===============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                         MOBILEPRO CORP. AND SUBSIDIARY
                        (FORMERLY CRAFTCLICK.COM, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                       (CUMULATIVE TOTALS SINCE INCEPTION)


                                                           SIX MONTHS ENDED                        THREE MONTHS ENDED   CUMULATIVE
                                                  SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,       SEPTEMBER 30,    TOTALS SINCE
                                                       2003           2002            2003                2002          INCEPTION
                                                   ------------   ------------    ------------        ------------     ------------
OPERATING REVENUES
  Revenue                                          $         --   $         --    $         --        $         --     $         --
                                                   ------------   ------------    ------------        ------------     ------------

OPERATING EXPENSES
   Professional fees and compensation expenses          506,522      1,870,172         284,806             691,213        5,384,551
   Advertising and marketing expenses                    24,480          2,430          15,990                 745           50,514
   Research and development costs                         1,095          4,996              --                 500            9,590
   General and administrative expenses                   61,160         36,679          40,746              10,527        1,670,098
   Office rent and expenses                              27,746         64,015          11,890              25,578          113,814
   Travel and meals expenses                              9,513         12,472           9,513               4,763           22,075
   Depreciation and amortization                          7,294          8,000           3,647               4,000           22,646
                                                   ------------   ------------    ------------        ------------     ------------
       TOTAL OPERATING EXPENSES                         637,810      1,998,764         366,592             737,326        7,273,288
                                                   ------------   ------------    ------------        ------------     ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                     (637,810)    (1,998,764)       (366,592)           (737,326)      (7,273,288)

OTHER INCOME (EXPENSE)
   Forgiveness of debt                                       --             --              --                  --          276,738
   Amortization of discount and interest on
     conversion of debt                                (142,194)            --         (41,995)                 --         (195,345)
   Interest expense                                     (14,285)        (8,302)             --             (63,452)
   Other expense                                             --        (48,434)             --               1,794          (27,608)
   Impairment of goodwill                                    --             --              --                  --       (7,190,374)
   Interest income                                           --             --              --                  --               56
                                                   ------------   ------------    ------------        ------------     ------------
       TOTAL OTHER INCOME (EXPENSE)                    (156,479)       (48,434)        (50,297)              1,794       (7,476,723)
                                                   ------------   ------------    ------------        ------------     ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES             (794,289)    (2,047,198)       (416,889)           (735,532)     (14,473,273)
PROVISION FOR INCOME TAXES                                   --             --              --                  --               --
                                                   ------------   ------------    ------------        ------------     ------------

NET LOSS APPLICABLE TO COMMON SHARES               $   (794,289)  $ (2,047,198)   $   (416,889)       $   (735,532)    $(14,473,273)
                                                   ============   ============    ============        ============     ============

NET LOSS PER BASIC AND DILUTED SHARES              $      (0.01)  $      (0.13)   $      (0.00)       $      (0.04)
                                                   ============   ============    ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                               67,957,345     15,844,642      92,173,715          18,784,163
                                                   ============   ============    ============        ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                         MOBILEPRO CORP. AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)


                                                                                                                CUMULATIVE
                                                                                                               TOTALS SINCE
                                                                            2003              2002              INCEPTION
                                                                       ---------------   ----------------   -------------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                                $ (794,289)      $ (2,047,198)        $ (14,473,273)
                                                                       ---------------   ----------------   -------------------
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     USED IN OPERATING ACTIVITIES:
     Forgiveness of debt                                                            -                  -              (276,738)
     Depreciation                                                               7,294              8,000                22,646
     Common stock issued for services, compensation and
        conversion of debt                                                     77,000          1,208,253             4,548,245
     Impairment of goodwill                                                         -                  -             7,190,374
     Amortization of discount and interest on conversion of debt              142,194                  -               195,345

  CHANGES IN ASSETS AND LIABILITIES
     Decrease in other current assets                                               -            (57,500)               13,194
     Increase (decrease) in accounts payable and
       and accrued expenses                                                   (29,703)           265,068               922,971
                                                                       ---------------   ----------------   -------------------
     Total adjustments                                                        196,785          1,423,821            12,616,037
                                                                       ---------------   ----------------   -------------------

     NET CASH (USED IN) OPERATING ACTIVITIES                                 (597,504)          (623,377)           (1,857,236)
                                                                       ---------------   ----------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Increase in amounts due to related parties                                      -            263,001                79,100
                                                                       ---------------   ----------------   -------------------
       NET CASH PROVIDED BY INVESTING ACTIVITIES                                    -            263,001                79,100
                                                                       ---------------   ----------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from common stock issuances                                            -                  -                79,100
    Proceeds from convertible debentures-other and                                                     -
       equity line of credit                                                1,185,000                  -             1,600,000
    Proceeds from borrowings, net                                                   -                  -               394,730
    Change in convertible debentures - officers, net                           (2,000)                 -               275,617
    Net proceeds from issuance of notes payable                                     -            362,000               100,000
                                                                       ---------------   ----------------   -------------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                            1,183,000            362,000             2,449,447
                                                                       ---------------   ----------------   -------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                         MOBILEPRO CORP. AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                                                                                           CUMULATIVE
                                                                                                          TOTALS SINCE
                                                                          2003              2002            INCEPTION
                                                                     ---------------   ---------------   ----------------


NET INCREASE IN
    CASH AND CASH EQUIVALENTS                                             585,496                1,624               592,211

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                     6,715                  154                    --
                                                                         --------          -----------           -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                $592,211          $     1,778           $   592,211
                                                                         ========          ===========           ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:
    Issuance of common stock for:
       Services, compensation and conversion of debt                     $ 77,000          $ 1,208,253           $ 4,548,245
                                                                         ========          ===========           ===========

    Impairment of goodwill                                               $     --          $        --           $ 7,190,374
                                                                         ========          ===========           ===========

    Amortization of discount and interest on conversion of debt          $142,194          $        --           $   195,345
                                                                         ========          ===========           ===========

    Conversion of equity line of credit to stock                         $795,000          $        --           $   835,000
                                                                         ========          ===========           ===========

    Conversion of convertible debentures - other                         $165,000          $        --           $   165,000
                                                                         ========          ===========           ===========

    Settlement of accounts payable                                       $235,238          $        --           $   235,238
                                                                         ========          ===========           ===========

    Acquisition of NeoReach, Inc.

      Fixed assets                                                       $ 51,821          $    51,821
      Other current assets                                                     --               22,712                22,712
       Note payable - Maryland Department of Business and
         Economic Development                                                  --             (100,000)             (100,000)
       Accounts payable                                                        --             (618,279)             (618,279)
       Goodwill                                                                --            7,190,374             7,190,374
                                                                         --------          -----------           -----------

      Fair value of common stock and additional paid-in
        capital issued for NeoReach, Inc.                                $     --          $ 6,546,628           $ 6,546,628
                                                                         ========          ===========           ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

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

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

         In July 2001, the Company changed its name to Mobilepro Corp.

         On March 21, 2002, Mobilepro entered into an Agreement and Plan of Merger with NeoReach, Inc., a private Delaware company pursuant to which a newly-formed wholly-owned subsidiary of Mobilepro merged into NeoReach on a tax-free transaction. NeoReach is a development stage company designing state of the art modem solutions to support third generation (3G) wireless communications systems. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. On April 23, 2002, the company issued 12,352,129 shares of its common stock pursuant to the Agreement. This was a cash-less transaction and there were no payments or finder's fees involved. The Board of Directors determined the consideration to be a fair compensation to the NeoReach shareholders. The issuance of the shares were valued at a fair value of $6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of the stock at that time.

         On March 12, 2003, the Company amended its Articles of Incorporation and pursuant to a board resolution, increased the authorized level of common stock from 50,000,000 to 600,000,000. In addition, the Company increased the shares authorized under its 2001 Equity Performance Plan from 1,000,000 to 6,000,000.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

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

         The Company maintains cash and cash equivalents with a financial institution that periodically exceed the limit of insurability under Federal Deposit Insurance Corporation. At September 30, 2003, the cash balance exceeded the insured limits by $492,211.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

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

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES

         Effective July 14, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (the Statement), Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of September 30, 2003 is $0 due to the valuation allowance established.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

         ADVERTISING COSTS

         The Company expenses the costs associated with advertising as incurred. Advertising and promotional expenses were approximately $24,480 and $2,430 for the six months ended September 30, 2003 and 2002, respectively.

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

         There was $7,294 and $8,000 charged to operations for depreciation expense for the six months ended September 30, 2003 and 2002, respectively. The Company acquired $51,821 of net fixed assets from NeoReach, Inc. in its acquisition of its subsidiary.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECLASSIFICATIONS

         Certain amounts in the September 30, 2002 financial statements were reclassified to conform to the September 30, 2003 presentation.

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

         The following is a reconciliation of the computation for basic and diluted EPS:

                                                September 30,   September 30,
                                                    2003            2002
                                                -------------   ------------

Net loss                                        $  (794,289)    $ (2,047,198)

Weighted-average common shares
Outstanding (Basic)                              67,957,345       15,844,642

Weighted-average common stock
Equivalents
  Stock options                                           -                -
  Warrants                                                -                -

Weighted-average common shares
Outstanding (Diluted)                            67,957,345       15,844,642


         Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for September 30, 2003 and 2002 because inclusion would have been antidilutive.

                          MOBILEPRO CORP AND SUBSIDIARY
                        (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 2003 AND 2002

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

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement was utilized in preparing the condensed consolidated financial statements for September 30, 2003.

NOTE 3-  NOTE PAYABLE - MARYLAND DEPARTMENT OF BUSINESS & ECONOMIC

         DEVELOPMENT

         The Company entered into an agreement with the Maryland Department of Business and Economic Development ("DBED") in the amount of $100,000, which represents DBED's investment in the Challenge Investment Program ("CIP Agreement") dated March 29, 2001. The term of the CIP Agreement extends through June 30, 2011. Beginning April 30, 2002 and continuing annually thereafter until April 30, 2011, the Company shall make a payment (the "Equity Financing Payment") which shall be equal to 1% of the Company's Aggregate Equity Financing Amount for the year immediately preceding the April 30th payment date greater than $500,000, not to exceed $300,000. The Aggregate Equity Financing Amount shall mean the total amount of capital raised by the Company through the sale, transfer, or exchange of its stock, options, warrants or any security convertible into its stock, options, or warrants during the calendar year immediately preceding the April 30th payment date. There have been no payments made on this note. The outstanding balance at September 30, 2003 is $100,000.

         Current portion                                   $  4,500
         Long-term portion                                   95,500
                                                           --------
                                                           $100,000
                                                           ========

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

NOTE 4-  CONVERTIBLE DEBENTURES-OTHER

         The Company on May 31, 2002, entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued and sold $250,000 of convertible debentures. The debentures accrue interest at the rate of four percent (4%) per year and are convertible at the holders option. Holders of the debentures have certain registration rights with respect to the resale of common stock received upon conversion of the debentures. The term of the debentures are five years. As of September 30, 2003 there was $-0- outstanding. Interest accrued approximated $17,100 through September 30, 2003.

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

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

NOTE 5-  EQUITY LINE OF CREDIT (CONTINUED)

         The Company on May 9, 2003, entered into a second Equity Line of Credit, for $200,000 with Cornell Capital Partners, L.P. with the same terms as the February 26, 2003 Equity Line of Credit. Of this $200,000 advance, as of September 30, 2003, $-0- remains outstanding due to conversions of this debt to equity. As part of this loan, the Company advanced 20,000,000 shares of common stock to the escrow agent.

         In June 2003, the Company also received $35,000 from Cornell Capital Partners, L.P. As of September 30, 2003, $-0- remains outstanding as the debt was converted to equity. There were 10,000,000 shares of common stock issued under this loan to the escrow agent.

         The Company in July, August and September 2003 in accordance with the agreement with Cornell Capital Partners, L.P., borrowed $1,000,000. As of September 30, 2003, $600,000 remains outstanding due to conversions of this debt to equity. As part of these loans, the Company advanced 40,000,000 shares of common stock to the escrow agent.

NOTE 6-  LONG-TERM DEBT - SELLERS

         In February, 2002, as part of the Company's President's private purchase of stock, the Company entered into two (2) promissory notes of $37,500 each ($75,000 total) with the seller and a related entity to the seller. These notes were due September 1, 2002 at an annual rate of interest on the notes of 5%. Since the Company failed to pay the notes on the due date, interest will be charged at 15%. There were no payments made and this note is in default. Interest expense for six months ended September 30, 2003 and 2002 was $3,098 and $2,428, respectively.

NOTE 7-  OFFICERS ADVANCES/ CONVERTIBLE DEBENTURES - OFFICERS

         The amounts represent advances to and from officers of the Company. These advances through March 31, 2003 were interest-free and anticipated to be repaid in the next year. The advances were necessary to cover working capital deficiencies.

         Pursuant to these advances, on May 16, 2003, the Company entered into two (2) separate 4% convertible debentures with two officers who advanced the Company the $277,617. The debentures are due May 15, 2005. The terms of the convertible debentures are that the Company will accrue interest at 4% per annum retroactive to the date of the advances, and that accrued interest plus the principal advanced shall be either (a) paid to the holder on the second year anniversary (May 15, 2005) or (b) converted from time to time until payment in full in accordance with the conversion terms as stipulated in the debenture, except for $30,000 of which is due and payable on or before September 1, 2003. Of the $30,000 due, the Company paid $2,000 during the six months ended September 30, 2003.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

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

         The following details the stock transactions after the recapitalization through September 30, 2003.

         COMMON STOCK

         On June 1, 2001, the Company issued 3,000,000 shares in a conversion of debt. The issuances of shares were valued at $480,000 (16 cents per share), the fair value of the Company's stock at that time.

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

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

NOTE 8-  STOCKHOLDERS DEFICIT (CONTINUED)

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

                          MOBILEPRO CORP AND SUBSIDIARY
                        (FORMERLY CRAFTCLICK.COM, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

NOTE 8-  STOCKHOLDERS DEFICIT (CONTINUED)

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

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

NOTE 8-  STOCKHOLDERS DEFICIT (CONTINUED)

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

         On July 7, 2003, pursuant to the MOU between the Company and GBH Telecom, LLC, the Company issued 3,500,000 shares of common stock valued at $68,250. As of September 30, 2003, the agreement with GBH Telecom, LLC was terminated. The Company has not received the 3,500,000 shares back that was previously issued.

         On July 30, 2003, August 7, 2003 and September 23, 2003, the Company issued 40,000,000 shares of common stock to the escrow agent pursuant to the terms of their agreement, and 12,708,142 shares of common stock were issued in conversions of certain amounts borrowed under the equity lines of credit entered into by the Company.

         In the three months ended September 30, 2003, the Company exchanged 12,708,142 shares of common stock and converted $795,000 of debt in total and recognized $41,194 of amortization of discount and interest on debt conversions.

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

NOTE 8-  STOCKHOLDERS DEFICIT (CONTINUED)

         PREFERRED STOCK

         There was no change in preferred stock during the year ended March 31, 2003, and only a slight increase in the number of shares (47) due to the recapitalization of the Company for the year ended March 31, 2002. There were no issuances during the six months ended September 30, 2003.

         ADDITIONAL PAID-IN CAPITAL

         During the period ended September 30, 2003, the Company negotiated and settled with a number of vendors which resulted in a reduction of accounts payable and a conversion to equity totaling $235,238.

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

         In addition, the Company also has two other patent applications pending which are referred to as "Wireless Communication System and Method of Providing Wireless Communication Service"

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

NOTE 9-  PATENTS (CONTINUED)

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

NOTE 10- GOING CONCERN

         As shown in the accompanying consolidated financial statements the Company has sustained net operating losses for the years ended March 31, 2003 and 2002 and for the six months ended September 30, 2003 and 2002. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.

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

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

NOTE 11- COMMITMENTS (CONTINUED)

         On November 8, 2002, the Company entered into a sublease agreement with Amisys, L.L.C. The term of the lease was effective December 1, 2002 and terminates December 31, 2006. A security deposit of $9,518 was required at execution of the lease and has been made.

         The Company has executed a Memorandum of Understanding (MOU) under which it intends to acquire GBH Telecom, LLC (GBH) in a tax-free stock swap transaction. The Company had anticipated to close the transaction in its second fiscal quarter.

         Upon further due diligence by management, it was determined that this transaction was not in the best interest of the Company and negotiations were terminated. The 3,500,000 shares issued during the negotiations have not been returned.

NOTE 12- IMPAIRMENT OF GOODWILL

         As part of the Company's acquisition of its subsidiary NeoReach, Inc., the Company recognized $7,190,374 in goodwill which represented the excess of the fair value of the stock paid for the net assets received in accordance with FASB No. 142. Management has considered this goodwill to be completely impaired and is reflected in the consolidated statements of operations for the six months ended September 30, 2002 as such.

NOTE 13- LITIGATION/ LEGAL PROCEEDINGS

         As of September 30, 2003, the Company was party to four legal proceedings. Mr. Tatcha Chulajata, a former employee of Mobilepro filed a formal complaint against the Company on October 29, 2002 with the State of Maryland, Department of Labor, Licensing and Regulation for a claim for unpaid wages. The employee claims a total of $49,866.67 for unpaid wages from August 2001 through October 2002. Mr. Chulajata was employed by NeoReach, Inc. on July 15, 2000 as Senior Engineer and he resigned in October 2002. Due to financial difficulties encountered by the Company in 2001 and 2002, Mr. Chulajata received a reduced salary. The Company settled these claims and obtained full releases on October 2, 2003 dismissing the complaints. This amount is included in gross wages at September 30, 2003.

         Mobilepro and NeoReach, Inc. were on December 31, 2002 served with three complaints in the United States District Court for the District of Maryland in three separate actions seeking relief for failure to pay wages and breach of contract. The three plaintiffs are in the three separate actions seeking relief of approximately $59,334.67, $65,383.34 and $60,750.00, respectively. The three plaintiffs are former employees named Mr. Man Hyuk Park, Mr. Sang Humn Lee and Mr. Yang Hoon Jung and all were employed as Senior or Principal Engineer since September 2001, June 2000 and August 2001, respectively. Due to financial difficulties encountered by Mobilepro in 2001 and 2002, the three individuals received reduced salaries. Mobilepro is currently negotiating settlements with the three former employees with respect to the claims. The Company settled these claims and obtained full releases in October 2003, dismissing the

                          MOBILEPRO CORP AND SUBSIDIARY
                         (FORMERLY CRAFTCLICK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

NOTE 13- LITIGATION/ LEGAL PROCEEDINGS (CONTINUED)

         complaints. The Company has included these amounts in the accrued wages at September 30, 2003.

         Mr. Scott R. Smith, a former executive of NeoReach, Inc. filed a formal complaint against the Company on January 10, 2003 with the State of Illinois, Department of Labor for a claim for unpaid wages. The former executive claimed a total of $97,335 for unpaid wages from February 2002 through August 2002. The complaint was subsequently dismissed by the State of Illinois, Department of Labor in April 2003. Mr. Smith was employed by NeoReach, Inc. on February 19, 2002 as Executive Vice President and his employment agreement expired on August 18, 2002. Due to financial difficulties encountered by Mobilepro in 2002, Mr. Smith's salary was deferred as part of an agreement between Mr. Smith and Mobilepro. A settlement agreement was mutually signed and executed on August 30, 2002. Due to the Company's inability to pay full amounts per the settlement agreement, negotiations had been ongoing for an adjusted payment plan. The Company settled this claim and obtained a full release in October 2003, dismissing the complaint. The Company has recorded the full liability on its books at September 30, 2003.

         Virginia University of Technology, Sponsored Programs, claims from the Company approximately $80,000 for unpaid research and development work performed by the University for NeoReach during the years 2001 and 2000. The Company is currently negotiating a settlement with the University with respect to the claim. This amount is currently reflected in accounts payable for the Company at September 30, 2003.

         Dungavel, Inc. claims from the Company as a result of the February 19, 2002 Stock Purchase Agreement between Mr. Daniel Lozinsky and Dungavel, Inc. a total of $37,500. The Company intends to negotiate a settlement with Dungavel with respect to this claim. This amount is currently accounted for in the notes payable outstanding at September 30, 2003.

NOTE 14- SUBSEQUENT EVENTS

         Since September 30, 2003, the Company has converted and issued common stock to Cornell Capital for debt outstanding under the equity line of credit totaling $600,000.

NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION





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

On March 21, 2002, Mobilepro entered into an Agreement and Plan of Merger with NeoReach, Inc., a private Delaware company, pursuant to which a newly formed, wholly-owned subsidiary of Mobilepro merged into NeoReach in a tax-free transaction. NeoReach is a development stage company designing state of the art modem solutions to support third generation wireless communications systems. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. On April 23, 2002, the Company issued 12,352,129 shares of its common stock in a one-for-one tax-free stock exchange to the holders of NeoReach's common stock pursuant to the Agreement. This was a cash-less transaction and there were no payments or finder's fees involved. The Board of Directors determined the consideration to be a fair compensation to the NeoReach shareholders. The issuance of the shares were valued at a fair value of $ 6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of our stock at that time. The valuation of NeoReach in the merger agreement was based on several factors, as described in the table below excluding intangible assets and goodwill, including that over thirty-three man-years of development efforts had been accumulated for achieving the prototype third generation modem boards for the base station applications, that a management team and engineering team were in place, that office and laboratory facilities were in place, that six patents had been filed or were already approved, and that contacts and relationships had already been established with potential customers both in the United States and Korea. The value of intangible assets and goodwill, such as contacts, relationships and potential customers, has not been included in the table below since it is difficult to estimate a real value, although it could be very significant, on these items. The transaction was concluded following arms-length negotiations. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act. The related parties from both the Company and NeoReach were Messrs. Daniel Lozinsky, Arne Dunhem, Scott Smith and Ken Min. Mr. Daniel Lozinsky who was a controlling stockholder of Mobilepro also owned approximately 32.5% of NeoReach.

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

The long-term product vision is founded on product line extensions that leverage the current radio frequency technology and expertise in third generation wireless technology. We intend to add new products to the development schedule if market success with our products is demonstrated and based on the market timing and future competitive landscape.

We also anticipate reviewing opportunities for strategic partnerships or possible acquisitions to increase our product and service offerings. Given the increased demand for wireless remote monitoring of industrial machinery, corporate computer networks, and various facilities at widely dispersed global locations in combination with the data processing of all gathered information, the Company intends to explore possible opportunities in this arena. We intend to consider licensing or teaming arrangements for the Company's technology working with other industry players in addition to potential acquisition opportunities. No funds have been allocated for these new initiatives.

NeoReach has signed a memorandum of understanding with RF Microelectronics Laboratory of the Information and Communications University of the Republic of Korea to cooperate in research, particularly in radio frequency integrated circuit development for the third generation W-CDMA standard. This specific integrated circuit, chipset, which is expected to support the W-CDMA standard, is also a required component in the consumer handsets and base stations managed by the mobile operators to support third generation wireless services. We have also discussed the development jointly with RF Microelectronics Laboratory of a ZigBee RF CMOS chip as a complement or alternative initial RF CMOS chip. This co-development initiative has the potential to expand the NeoReach product suite. This memorandum of understanding is non-binding on either party and additional agreements are necessary before the parties may fully collaborate together. On September 8, 2003 a new memorandum of understanding was signed with the RF Microelectronics Laboratory for a joint ZigBee RF CMOS chip development project.

On September 17, 2003, the Company announced in a press release that the company had signed a strategic cooperation agreement with Seoul-based Axstone Co., Ltd., a leading South Korean wireless technology company. The memorandum of understanding with Axstone calls for a joint development program to include marketing and sales of various wireless solutions including systems and subsystems for CDMA and W-CDMA wireless standards. This includes solutions for third generation wireless networks.

On September 9, 2003, the Company announced in a press release that it entered into a memorandum of understanding with Constellation Networks Corporation
(CNC), a telecommunications transmission and distribution company headquartered in Traverse City, Michigan, under which it intends to acquire CNC. Terms of the transaction include both stock and cash to fund expansion of CNC's existing international satellite and fiber network. The projected closing date for the transaction was announced to be September 19, 2003. On September 19, 2003 it was subsequently announced that the transaction was delayed due to additional due diligence and the negotiation of the final detailed terms of the agreement. CNC provides end-to-end global connectivity for the transport of voice, video, Internet, voice over IP and data. CNC uses multiple technology platforms to deliver its services and allow its clients the most flexibility possible. CNC maintains point of presence in New York City, NY and Malmo, Sweden.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

OVERALL OPERATING RESULTS:

We had no revenues for the quarter ended September 30, 2003.

Our operating expenses for the three months ended September 30, 2003 were $366,592, a $370,734 or 50% reduction when compared to $737,326 for the period ended September 30, 2002. For the six months ended September 30, 2003 total operating expenses were $637,810. This compares with $1.998 million for the six month period ended September 30, 2002. Our primary expense for the three months and six month periods ended September 30, 2003 was for Professional fees and compensation expenses of $284,806 and $506,522 respectively. This compares to $691,213 and $1.870 million for the three and six month periods ended September 30, 2002. Of this amount, no common stock in lieu of cash was issued in connection with consulting fees and expenses for services rendered.

As of September 30, 2003 the Company had $592,211 in cash compared to $6,715 as of September 30, 2002. The cash is a result of an equity line arrangement with Cornell Capital Partners, dated February 6, 2003. As of September 30, 2003, accounts payable and accrued liabilities were reduced by $235,238 through management's ongoing negotiation with the Company's vendors.

Operating Losses

Our net operating loss for the three month period ended September 30, 2003 was $366,592, a $319,983 or 43% reduction when compared to $737,326 for the three months ended September 30, 2002. The loss for the six month period ended September 30, 2003 was $637,810 compared to $1.998 million as of September 30, 2002. These losses were incurred primarily as a result of the aforementioned incurred expenses.

As of September 30, 2003 the Company has accumulated $7.2 million in operating losses that may, on a limited basis, be offset against future taxable income. There are limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards is offset by a valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2003, we had a total Stockholders' Deficit of $1.489 million compared to $2.109 million as of September 30, 2002. The Company does not currently have any revenues, liquidity or capital resources as we move forward with our business plan and our independent auditors have issued an audit opinion as of March 31, 2003 that raises substantial doubt as to our ability to continue as a going concern. We will need additional financing in order to implement our business plan and continue business. The traditional markets for raising capital have become extremely more difficult in the last year due to a depressed economy and large well-known business failures.

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

RECENT EVENTS

On September 8, 2003, the Company announced in a press release that the company had signed a memorandum of understanding for a joint ZigBee integrated circuit development project with a major Korean research laboratory, the RF Microelectronics Laboratory (RFME Lab), which is associated with the Information and Communications University in Daejeon, South Korea. The non-binding agreement calls for a joint development effort toward developing integrated circuits for radio frequency (RF) transceivers of the ZigBee standard. The integrated circuits will be fabricated in complementary metal oxide silicon (CMOS) processes. The RFME Lab has over the years proven to be a leading design center for highly advanced and sophisticated radio technologies miniaturized on semiconductor chips.

On September 9, 2003, the Company announced in a press release that it entered into a memorandum of understanding with Constellation Networks Corporation
(CNC), a telecommunications transmission and distribution company headquartered in Traverse City, Michigan, under which it intends to acquire CNC. Terms of the transaction include both stock and cash to fund expansion of CNC's existing international satellite and fiber network. The projected closing date for the transaction was announced to be September 19, 2003. On September 19, 2003 it was subsequently announced that the transaction was delayed due to the need for due diligence and the negotiation of the final detailed terms of the agreement. CNC provides end-to-end global connectivity for the transport of voice, video, Internet, voice over IP and data. CNC uses multiple technology platforms to deliver its services and allow its clients the most flexibility possible. CNC maintains point of presence in New York City, NY and Malmo, Sweden.

On September 19, 2003, the Company also announced that negotiations to acquire GBH Telecom, Inc. have been terminated due to inability of both parties to agree on substantive terms of the transaction.

On September 17, 2003, the Company announced in a press release that the company had signed a strategic cooperation agreement with Seoul-based Axstone Co., Ltd., a leading South Korean wireless technology company. The memorandum of understanding with Axstone calls for a joint development program to include marketing and sales of various wireless solutions including systems and subsystems for CDMA and W-CDMA wireless standards. This includes solutions for third generation wireless networks.

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.


                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Mr. Tatcha Chulajata, a former employee of NeoReach, Inc. filed a formal complaint against the Company on October 29, 2002 with the State of Maryland, Department of Labor, Licensing and Regulation for a claim for unpaid wages. The employee claimed a total of $49,866.67 for unpaid wages from August 2001 through October 2002. Mr. Chulajata was employed by NeoReach, Inc. on July 15, 2000 as Senior Engineer and he resigned in October 2002. Due to financial difficulties encountered by the Company in 2001 and 2002, Mr. Chulajata received a reduced salary. The Company settled this claim and obtained a full release in October 2003 dismissing the complaint.

Mobilepro and NeoReach, Inc. were on December 31, 2002 served with three complaints in the United States District Court for the District of Maryland in three separate actions seeking relief for failure to pay wages and breach of contract. The three plaintiffs were in the three separate actions seeking relief of approximately $59,334.67, $65,383.34 and $60,750.00 respectively. The three plaintiffs are former employees named Mr. Man Hyuk Park, Mr. Sang Humn Lee and Mr. Yang Hoon Jung and all were employed as Senior or Principal Engineer since September 2001, June 2000 and August 2001, respectively. Due to financial difficulties encountered by Mobilepro in 2001 and 2002, the three individuals received reduced salaries. The Company settled these claims and obtained full releases in October 2003 dismissing the complaints.

Mr. Scott R. Smith, a former executive of NeoReach, Inc. filed a formal complaint against the Company on January 10, 2003 with the State of Illinois, Department of Labor for a claim for unpaid wages. The former executive claimed a total of $97,335 for unpaid wages from February 2002 through August 2002. The complaint was subsequently dismissed by the State of Illinois, Department of Labor in April 2003. Mr. Smith was employed by NeoReach, Inc. on February 19, 2002 as Executive Vice President and his employment agreement expired on August 18, 2002. Due to financial difficulties encountered by Mobilepro in 2002, Mr. Smith's salary was deferred as part of an agreement between Mr. Smith and Mobilepro. A settlement agreement was mutually signed and executed on August 30, 2002. Due to the Company's inability to pay full amounts per the settlement agreement, negotiations had been ongoing for an adjusted payment plan. The Company settled this claim and obtained a full release in October 2003 dismissing the complaint.

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

On May 31, 2002, the Company issued a total of 690,000 shares of its common stock to the following parties: 450,000 shares to INFe, Inc., 150,000 shares to Thomas Richfield, 60,000 shares to Francene Goodman, and 30,000 shares to Triple Crown Consulting. These shares were issued for consulting services regarding the Mobilepro-NeoReach merger. The shares were valued at $ 317,400, the fair value of our stock at the time of issuance. We believe the value of the services provided were commensurate with the value of the stock issued. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On June 10, 2002, the Company issued a total of 784,314 shares of its common stock to the following parties: 764,706 to Cornell Capital Partners and 19,708 to West Rock Advisors, Inc. These shares were issued pursuant to an equity line of credit arrangement with Cornell Capital Partners, dated May 31, 2002. The shares were valued at $517,647, the fair value of our stock at the time of issuance. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

In addition, on May 31, 2002, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued and sold $250,000 of convertible debentures (the "Debentures"). The Debentures accrue interest at the rate of four percent per year. The Debentures must be repaid two years following their issuance or, at the Company's election, converted into shares of Common Stock. In addition, at any time, the holders of the Debentures may elect to convert their debt into Common Stock. If, at the time of conversion, the Common Stock is listed on the Nasdaq Bulletin Board System, Nasdaq SmallCap Market, or American Stock Exchange, the conversion price will be 120% of the closing bid price or an amount equal to eighty percent of the average of the four lowest closing bid prices of the common stock for the five trading days immediately preceding the conversion date. If, at the time of conversion, the Common Stock is not listed on any of the foregoing markets, the conversion price will be 80% of the closing bid price of the Common Stock as furnished by the National Association of Securities Dealers, Inc. The Debentures also provide the Company with certain redemption rights which, if exercised, will require the Company to issue Common Stock warrants to the Debenture holders. Holders of the Debentures have certain registration rights with respect to the resale of shares of Common Stock received upon any conversion of the Debentures. As of November 14, 2003 the Company has satisfied the Debentures with full repayment with cash payments or the issuance of shares of the Company's common stock.

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

On February 6, 2003, we entered into an equity line of credit arrangement with Cornell Capital Partners, LP. The Equity Line of Credit provides that Cornell Capital will purchase up to $10 million of common stock over a two-year period, with the timing and amount of such purchases, if any, at our discretion. Any shares of common stock sold under the Equity Line of Credit will be priced at a 9% discount to the lowest closing bid price of the common stock during the five-day period following the Company's notification to Cornell Capital that it is drawing down on the Equity Line. We are not permitted to draw down more than $450,000 in any 30-day calendar period. In addition, there are certain other conditions applicable to the Company's ability to draw down on the Equity Line including the filing and effectiveness of a registration statement registering the resale of all shares of common stock that may be issued to Cornell Capital under the Equity Line and the Company's adherence with certain covenants. At the time of each draw down, the Company is obligated to pay Cornell Capital a fee equal to three percent of amount of each draw down. We previously issued 764,706 shares of our common stock to Cornell Capital as a commitment fee pursuant to a prior Equity Line of Credit Agreement, dated May 31, 2002 that was subsequently terminated. As of November 14, 2003, Mobilepro has received advances under the Equity Line of Credit in the aggregate gross amount of $1,435,000 with a corresponding aggregate net amount of $1,101,378 after expenses for various fees, interest and certain pay-downs of a convertible debenture issued by the Company to Cornell Capital from May 31, 2002. As of November 14, 2003, the Company has Pursuant to the Equity Line of Credit issued into stock escrow with Butler Gonzalez, LLP, to the benefit of Cornell Capital or directly to Cornell Capital an aggregate of 84,517,453 shares of common stock as follows: 10,000,000 shares on March 5, 2003; 10,000,000 shares on April 30, 2003; 10,000,000 shares on May 22, 2003; 10,000,000 shares on June 19, 2003; 2,262,443 shares on July
10, 2003; 10,000,000 shares on July 30, 2003; 15,000,000 shares on August 7,
2003; 15,000,000 shares on September 23, 2003; and 2,255,010 shares on November 14, 2003. In addition Cornell Capital has as of November 14, 2003 fully converted, pursuant to a Securities Purchase Agreement dated May 31, 2002 to which the Company issued and sold $250,000 of convertible debentures, with net proceeds of $172,255, an aggregate of 16,130,887 shares of common stock as follows: 658,334 shares on March 4, 2003; 4,139,601 shares on June 17, 2003; 970,874 shares on June 18, 2003; 574,713 shares on June 20, 2003; 666,667 shares on July 8, 2003; 2,816,902 shares on July 16, 2003; 714,286 shares on July 21,
2003; 3,010,101 shares on August 4, 2003; 1,063,830 shares on August 7, 2003;
and 2,173,913 shares on August 21, 2003.

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

On September 12, 2003 Mr. Isaak Tarasulo requested the conversion of his advance to the Company of $5,000.00 on September 05, 2002 into shares of the Company's common stock and that the shares should be registered as soon as appropriate. Mr. Tarasulo also requested that out of the converted shares, 100,000 shares should be issued in the name of Isaak Tarasulo and that the balance shares should be issued in the name of Daniel Lozinsky. Based on the closing trading price on September 12, 2003 at $0.023 per share the $5,000.00 was converted into a total of 217,391 shares of the Company's restricted common stock with 100,000 shares issued in the name of Isaak Tarasulo and 117,391 issued in the name of Daniel Lozinsky.

On September 12, 2003 Ms. Mila Superfin requested the conversion of her advance to the Company of $4,000.00 on July 12, 2002 into shares of the Company's common stock and that the shares should be registered as soon as appropriate. Based on the closing trading price on September 12, 2003 at $0.023 per share the $4,000.00 was converted into a total of 173,913 shares of the Company's restricted common stock that were issued to Ms. Mila Superfin.

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

Two directors and officers of Mobilepro advanced during 2002 the total amount of $277,617 to Mobilepro. Daniel Lozinsky, a Director of Mobilepro, advanced to Mobilepro during the period February 9, 2002 through June 20, 2002 a total of $155,617 as follows: $23,262 on February 9, 2002; $25,000 on February 19, 2002;
$76,355 on April 25, 2002; $15,000 on May 16, 2002; $4,000 on June 3, 2002; and
$12,000 on June 20, 2002, with a repayment by Mobilepro on or before March 1, 2003 at an ordinary market rate, not to exceed 5.00%. Arne Dunhem, the President and Chief Executive Officer of Mobilepro, advanced to the Company during the period April 19, 2002 through May 6, 2002 a total of $122,000 as follows:
$46,000 on April 19, 2002; $40,000 on April 25, 2002; and $36,000 on May 6,
2002, with a repayment by the Company on or before March 1, 2003 at an ordinary market rate, not to exceed 5.00%. As of November 14, 2003, the principal balance of these loans remains at $277,617 plus an interest of approximately $17,000. As of November 14, 2003, the Company has repaid $2,000 to Arne Dunhem but made no repayment to Danel Lozinsky on these loans.

On May 16, 2003, Mobilepro issued convertible debentures at an aggregate amount of $277,617 to Daniel Lozinsky and to Arne Dunhem in the original principal amount of $155,617 and $122,000 respectively. A maximum principal amount of for Daniel Lozinsky $130,000 and Arne Dunhem $50,000 respectively is convertible into shares of our common stock at a price equal to either 120% of the closing bid price of our common stock as of May 16, 2003, or 120% of the average of the four lowest closing bid prices of our common stock for the five trading days immediately preceding the conversion date. The Holders submitted on August 29, 2003 Notices of Conversion such that Daniel Lozinsky would receive 12,037,037 shares and Arne Dunhem would receive 4,629,630 shares of our common stock. As of November 14, 2003 the shares have not yet been issued. The Convertible Debenture for Arne Dunhem stipulate that $30,000 shall be due and payable on or before September 1, 2003 resulting in a balance of $40,000 plus accrued interest, assuming a conversion of $50,000 into shares of common stock. The Convertible Debentures stipulate that if at the time of conversion, the Common Stock is listed on the NASD Bulletin Board System, Nasdaq SmallCap Market, or American Stock Exchange, the conversion price will be 120% of the average closing bid price as defined above. As of August 29, 2003, the resulting conversion price would be $0.0108 per share. The convertible debentures accrue interest at a rate of 4% per year and are convertible at the holder's option. The convertible debentures have a term of two years. At Mobilepro's option, the convertible debentures may be paid in cash or converted into shares of our common stock on the second anniversary unless converted earlier by the holder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Stockholders for their approval during the quarter ended September 30, 2003.

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

     10.4 Employment Agreement, effective as of September 1, 2003, made and entered by and between Arne Dunhem (the "Executive") and MobilePro Corp., a Delaware corporation (the "Company").

     31.1 Certification by Arne Dunhem, Chief Executive Officer and Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 32.1 Certification pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification by Arne Dunhem, Chief Executive Officer and Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


b)   Reports on Form 8-K

No Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2003.

                                   Signatures

In accordance with the requirements of the Exchange Act, the Company caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               MobilePro Corp.

                               By    /s/  Arne Dunhem
                                     ----------------------------------------
                                     Arne Dunhem,
                                     President and Chief Executive Officer
                                     (Principal executive and financial officer)

                               Date  November 19, 2003