Form 10QSB
period 2003-12-31
MOBILEPRO CORP
filed 2004-02-13
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2003

Commission File Number 002-97869-D

MOBILEPRO CORP.

(Exact name of registrant as specified in charter)

DELAWARE	87-0419571

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6701 Democracy Boulevard, Suite 300, Bethesda, MD	20817

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(301) 315-9040

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No  [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 23, 2004, the Company had outstanding 155,064,766 shares of its common stock, par value $0.001.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION		PAGE

PART I
ITEM 1.	FINANCIAL STATEMENTS	3
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS	12
PART II
ITEM 1.	LEGAL PROCEEDINGS	17
ITEM 2.	CHANGES IN SECURITIES	17
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17
ITEM 5.	OTHER INFORMATION	17
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	19

2

MOBILEPRO CORP AND SUBSIDIARY
(FORMERLY CRAFTCLICK.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

MOBILEPRO CORP AND SUBSIDIARY
(FORMERLY CRAFTCLICK.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

Balance Sheets as of December 31, 2003 (unaudited)
and March 31, 2003 (audited)

Statements of Operations for the Nine Months and Three Months
Ended December 31, 2003 and 2002 (unaudited) with Cumulative
Totals Since Inception

Statements of Cash Flows for the Nine Months Ended
December 31, 2003 and 2002 (unaudited) with Cumulative
Totals Since Inception

Notes to Condensed Consolidated Financial Statements

ITEM 1. FINANCIAL STATEMENTS

MOBILEPRO CORP. AND SUBSIDIARY
(FORMERLY CRAFTCLICK.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	March 31,
	2003	2003
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$742,861	$6,715
Prepaid expenses	—	9,518

Total Current Assets	742,861	16,233
Fixed assets, net of depreciation	25,528	36,469

TOTAL ASSETS	$768,389	$52,702

3

MOBILEPRO CORP. AND SUBSIDIARY
(FORMERLY CRAFTCLICK.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	December 31,	March 31,
	2003	2003
	(Unaudited)	(Audited)

CURRENT LIABILITIES
Current portion of convertible debentures - officers	$50,000	$30,000
Current portion of note payable - Maryland Department of Revenue and Economic Development	4,500	4,500
Notes payable - sellers	37,500	75,000
Notes payable - other	100,000	100,000
Convertible debentures - other	—	215,000
Equity line of credit	1,000,000	160,000
Accounts payable and accrued expenses	644,806	1,234,880

Total Current Liabilities	1,836,806	1,819,380

LONG-TERM LIABILITIES
Convertible debentures - officers- net of current portion	155,617	247,617
Note payable - Maryland Department of Business and Economic Development - net of current portion	95,500	95,500

Total Long-Term Liabilities	251,117	343,117

TOTAL LIABILITIES	2,087,923	2,162,497

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, authorized 5,000,000 shares, and 35,425 shares issued and outstanding at December 31, 2003 and March 31, 2003, respectively	35	35
Common stock, $.001 par value, authorized 600,000,000 shares at December 31, 2003 and March 31, 2003, and 155,064,766 and 30,175,122 shares issued and outstanding, respectively	155,064	30,175
Additional paid-in capital	13,635,692	11,538,979
Deficit accumulated during development stage	(15,110,325)	(13,678,984)

Total Stockholder’s Deficit	(1,319,534)	(2,109,795)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$768,389	$52,702

The accompanying notes are and integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARY
(FORMERLY CRAFTCLICK.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

(CUMULATIVE TOTALS SINCE INCEPTION)

	NINE MONTHS ENDED		THREE MONTHS ENDED		Cumulative
	December 31,	December 31,	December 31,	December 31,	Totals Since
	2003	2002	2003	2002	Inception
OPERATING REVENUES
Revenue	$—	$—	$—	$—	$—

OPERATING EXPENSES
Professional fees and compensation expenses	965,306	2,027,719	458,784	157,547	5,843,335
Advertising and marketing expenses	24,480	2,430	—	—	50,514
Research and development costs	1,620	4,996	525	—	10,115
General and administrative expenses	100,542	39,656	39,382	2,977	1,709,480
Office rent and expenses	84,867	71,260	57,121	7,245	170,935
Travel and meals expenses	23,053	12,472	13,541	—	35,615
Depreciation and amortization	10,941	12,000	3,647	4,000	26,293

Total Operating Expenses	1,210,809	2,170,533	573,000	171,769	7,846,287

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,210,809)	(2,170,533)	(573,000)	(171,769)	(7,846,287)
OTHER INCOME (EXPENSE)
Forgiveness of debt	—	—	—	—	276,738
Amortization of discount and interest on conversion of debt	(201,787)	—	(59,593)	—	(254,938)
Interest expense	(18,745)		(4,460)	—	(67,912)
Other expense	—	(49,656)	—	(1,222)	(27,608)
Impairment of goodwill	—	—	—	—	(7,190,374)
Interest income	—	—	—	—	56

Total Other Income (Expense)	(220,532)	(49,656)	(64,053)	(1,222)	(7,264,038)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,431,341)	(2,220,189)	(637,053)	(172,991)	(15,110,325)
Provision for Income Taxes	—	—	—	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(1,431,341)	$(2,220,189)	$(637,053)	$(172,991)	$(15,110,325)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.02)	$(0.13)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	89,771,571	17,068,691	128,470,688	19,516,788

The accompanying notes are and integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARY
(FORMERLY CRAFTCLICK.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative
			Totals Since
	2003	2002	Inception

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,431,341)	$(2,220,189)	$(15,110,325)

Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of debt	—	—	(276,738)
Depreciation	10,941	12,000	26,293
Common stock issued for services, compensation and conversion of debt and loss on conversion	76,444	1,208,253	4,547,689
Impairment of goodwill	—	—	7,190,374
Amortization of discount and interest on conversion of debt	201,787	—	254,938
Changes in assets and liabilities
(Increase) decrease in other current assets	9,518	(62,000)	22,712
Increase (decrease) in accounts payable and and accrued expenses	(206,703)	410,386	745,971

Total adjustments	91,987	1,568,639	12,511,239

Net cash (used in) operating activities	(1,339,354)	(651,550)	(2,599,086)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in amounts due to related parties	—	286,849

Net cash provided by investing activities	—	286,849

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	—	—	79,100
Proceeds from convertible debentures-other and equity line of credit	2,185,000	—	2,600,000
Proceeds from borrowings, net	(37,500)	—	357,230
Change in convertible debentures - officers, net	(72,000)	—	205,617
Net proceeds from issuance of notes payable	—	366,000	100,000

Net cash provided by financing activities	2,075,500	366,000	3,379,447

The accompanying notes are and integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARY
(FORMERLY CRAFTCLICK.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative
			Totals Since
	2003	2002	Inception

NET INCREASE IN CASH AND CASH EQUIVALENTS	736,146	1,299	742,861
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,715	154	—

CASH AND CASH EQUIVALENTS - END OF PERIOD	$742,861	$1,453	$742,861

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Issuance of common stock for:
Services, compensation and conversion of debt	$76,444	$1,208,253	$4,547,689

Impairment of goodwill	$—	$—	$7,190,374

Amortization of discount and interest on conversion of debt	$201,787	$—	$254,938

Conversion of equity line of credit to stock	$1,395,000	$—	$1,435,000

Conversion of convertible debentures - other	$165,000	$—	$165,000

Settlement of accounts payable	$374,616	$—	$374,616

Conversion of payables and accrued interest	$9,557	$—	$9,557

Acquisition of NeoReach, Inc.
Fixed assets		$51,821	$51,821
Other current assets	—	22,712	22,712
Note payable - Maryland Department of Business and Economic Development	—	(100,000)	(100,000)
Accounts payable	—	(618,279)	(618,279)
Goodwill	—	7,190,374	7,190,374

Fair value of common stock and additional paid-in capital issued for NeoReach, Inc.	$—	$6,546,628	$6,546,628

The accompanying notes are and integral part of the condensed consolidated financial statements.

MOBILEPRO CORP AND SUBSIDIARY
(FORMERLY CRAFTCLICK.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

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
DECEMBER 31, 2003 AND 2002

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

In July 2001, the Company changed its name to Mobilepro Corp.

On March 21, 2002, Mobilepro entered into an Agreement and Plan of Merger with NeoReach, Inc., a private Delaware company pursuant to which a newly-formed wholly-owned subsidiary of Mobilepro merged into NeoReach in a tax-free transaction. NeoReach is a development stage company designing modem solutions to support third generation (3G) wireless communications systems. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. On April 23, 2002, the company issued 12,352,129 shares of its common stock pursuant to the Agreement. This was a cashless transaction and there were no payments or finder’s fees involved. The Board of Directors determined the consideration to be a fair compensation to the NeoReach shareholders. The issuance of the shares were valued at a fair value of $6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of the stock at that time.

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
DECEMBER 31, 2003 AND 2002

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Development Stage Company

As of December 31, 2003, Mobilepro Corp and its subsidiary are development stage companies. Since April 23, 2002, the Company has devoted substantially all of its efforts to researching and developing technology for the third generation wireless market. Before the acquisition of NeoReach, Inc., Mobilepro Corp focused on the integration and marketing of complete mobile information solutions to the business market through strategic partnership with established firms already delivering information technology consulting, wireless service and vertical market application products and services. The Company in January 2004 acquired a national internet service provider in Texas, and expects to emerge from the development stage in its last fiscal quarter of its year ending March 31, 2004.

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

The Company maintains cash and cash equivalents with a financial institution that periodically exceed the limit of insurability under Federal Deposit Insurance Corporation. At December 31, 2003, the cash balance exceeded the insured limits by $708,782.

MOBILEPRO CORP AND SUBSIDIARY
(FORMERLY CRAFTCLICK.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company was a development stage company and had no revenues during the period reported. For the period going forward, the Management has adopted a new revenue policy as defined below.

The Company will recognize revenue both from sales of products and from service contracts. Revenue from product sales that contain embedded software will be recognized in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition.”

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

Shipments where a portion of the Revenue is Dependent Upon Some Future Event: These consist primarily of transactions involving value-added resellers (“VAR”) to an end user. Under these agreements, revenues will be deferred and no receivable will be recorded until a significant portion of the sales price is received in cash. On certain transactions, a portion of the payment is contingent upon installation or customer acceptance.

Upon non-acceptance, the Customer may have a right to return the product. The Company will not recognize revenue on these transactions until these contingencies have lapsed.

Certain of the Company’s product sales are sold with maintenance/service contracts. The Company will allocate revenues to such maintenance/service contracts based on vendor-specific objective evidence of fair value as determined by the Company’s renewal rates. Revenue from maintenance/service contracts will be deferred and recognized ratably over the period covered by the contract.

MOBILEPRO CORP AND SUBSIDIARY
(FORMERLY CRAFTCLICK.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Effective July 14, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (the Statement), Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 2003 is $0 due to the valuation allowance established.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising and promotional expenses were approximately $24,480 and $2,430 for the nine months ended December 31, 2003 and 2002, respectively.

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

There was $10,941 and $12,000 charged to operations for depreciation expense for the nine months ended December 31, 2003 and 2002, respectively. The Company acquired $51,821 of net fixed assets from NeoReach, Inc. in its acquisition of its subsidiary.

MOBILEPRO CORP AND SUBSIDIARY
(FORMERLY CRAFTCLICK.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts in the December 31, 2002 financial statements were reclassified to conform to the December 31, 2003 presentation.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2003	2002

Net loss	$(1,431,341)	$(2,220,189)

Weighted-average common shares
Outstanding (Basic)	89,771,571	17,068,691
Weighted-average common stock
Equivalents
Stock options	—	—
Warrants	—	—

Weighted-average common shares Outstanding (Diluted)	89,771,571	17,068,691

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for December 31, 2003 and 2002 because inclusion would have been antidilutive.

MOBILEPRO CORP AND SUBSIDIARY
(FORMERLY CRAFTCLICK.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133”. SFAS No. 133 as amended by SFAS No. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

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

On July 20, 2000, the Emerging Issues Task Force issued EITF 00-14 “Accounting for Certain Sales Incentives” which established accounting and reporting requirements for sales incentives such as discounts, coupons, rebates and free products or services. Generally, reductions in or refunds of a selling price should be classified as a reduction in revenue. For SEC registrants, the implementation date is the beginning of the fourth quarter after the registrant’s fiscal year end December 15, 1999. EITF 00-14 does not affect the condensed consolidated financial statements.

MOBILEPRO CORP AND SUBSIDIARY
(FORMERLY CRAFTCLICK.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement No. 142 “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement was utilized in preparing the condensed consolidated financial statements for December 31, 2003.

NOTE 3-	NOTE PAYABLE – MARYLAND DEPARTMENT OF BUSINESS & ECONOMIC DEVELOPMENT

The Company entered into an agreement with the Maryland Department of Business and Economic Development (“DBED”) in the amount of $100,000, which represents DBED’s investment in the Challenge Investment Program (“CIP Agreement”) dated March 29, 2001. The term of the CIP Agreement extends through June 30, 2011. Beginning April 30, 2002 and continuing annually thereafter until April 30, 2011, the Company shall make a payment (the “Equity Financing Payment”) which shall be equal to 1% of the Company’s Aggregate Equity Financing Amount for the year immediately preceding the April 30th payment date greater than $500,000, not to exceed $300,000. The Aggregate Equity Financing Amount shall mean the total amount of capital raised by the Company through the sale, transfer, or exchange of its stock, options, warrants or any security convertible into its stock, options, or warrants during the calendar year immediately preceding the April 30th payment date. There have been no payments made on this note. The outstanding balance at December 31, 2003 is $100,000.

Current portion	$4,500
Long-term portion	95,500

$100,000

MOBILEPRO CORP AND SUBSIDIARY
(FORMERLY CRAFTCLICK.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 4-	CONVERTIBLE DEBENTURES-OTHER

The Company on May 31, 2002, entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued and sold $250,000 of convertible debentures. The debentures accrue interest at the rate of four percent (4%) per year and are convertible at the holders option. Holders of the debentures have certain registration rights with respect to the resale of common stock received upon conversion of the debentures. The term of the debentures are five years. As of December 31, 2003 there was $-0- outstanding.

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

In the event Cornell Capital holds more than 9.9% of the then-outstanding common stock of the Company, the Company will be unable to draw down on the Equity Line of Credit. If the Company is unable to draw down on the Equity Line of Credit, is unable to obtain additional external funding or generate revenue from the sale of its products, the Company could be forced to curtail or cease operations.

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
DECEMBER 31, 2003 AND 2002

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

The Company in July, August and September 2003 in accordance with the agreement with Cornell Capital Partners, L.P., borrowed $1,000,000. As of September 30, 2003, $600,000 remains outstanding due to conversions of this debt to equity, and as of December 31, 2003 there are no amounts outstanding. As part of these loans, the Company advanced 40,000,000 shares of common stock to the escrow agent.

The Company in December 2003 in accordance with the agreement with Cornell Capital Partners, L.P., borrowed $1,000,000. As of December 31, 2003, the entire $1,000,000 remains outstanding, and since December 31, 2003 and through January 23, 2004, Cornell has converted $300,000 into shares of common stock with $700,000 outstanding at January 23, 2004. As part of these loans, the Company advanced 30,000,000 shares of common stock to the escrow agent.

NOTE 6-	LONG-TERM DEBT – SELLERS

In February, 2002, as part of the Company’s President’s private purchase of stock, the Company entered into two (2) promissory notes of $37,500 each ($75,000 total) with the seller and a related entity to the seller. These notes were due September 1, 2002 at an annual rate of interest on the notes of 5%. Since the Company failed to pay the notes on the due date, interest will be charged at 15%. The Company paid one of the $37,500 notes with interest in September 2003, with the other note still outstanding as of December 31, 2003. The remaining note is under negotiation to settle all claims relating to the note. Interest expense on the two (2) promissory notes for nine months ended December 31, 2003 and 2002 was $7,749 and $3,642, respectively.

NOTE 7-	OFFICERS ADVANCES/ CONVERTIBLE DEBENTURES - OFFICERS

The amounts represent advances to and from officers of the Company. These advances through March 31, 2003 were interest-free and were anticipated to be repaid in the next year. The advances were necessary to cover working capital deficiencies.

MOBILEPRO CORP AND SUBSIDIARY
(FORMERLY CRAFTCLICK.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 7-	OFFICERS ADVANCES/ CONVERTIBLE DEBENTURES – OFFICERS (CONTINUED)

Pursuant to these advances, on May 16, 2003, the Company entered into two (2) separate 4% convertible debentures with two officers who advanced the Company the $277,617. The debentures are due May 15, 2005. The terms of the convertible debentures are that the Company will accrue interest at 4% per annum retroactive to the date of the advances, and that accrued interest plus the principal advanced shall be either (a) paid to the holder on the second year anniversary (May 15, 2005) or (b) converted from time to time until payment in full in accordance with the conversion terms as stipulated in the debenture, except for $30,000 of which is due and payable on or before September 1, 2003. Of the $30,000 due, the Company paid $2,000 during the six months ended September 30, 2003. One of the officers that the debentures were given to has terminated his employment with the Company. Under the terms of the severance agreement, the Company agreed to pay out the remaining amounts of the debenture. In the three months ended December 31, 2003, the Company paid out $70,000 and has $50,000 outstanding. The Company anticipates this amount, as well as $130,000 of other officer advances to be converted into shares of common stock by January 31, 2004. The $180,000 which is to be converted, represents the current portion of these advances.

NOTE 8-	STOCKHOLDERS DEFICIT

The beginning balances reflected as of March 31, 2000 through June 1, 2001 are those of the former company (registrant) Craftclick.com, Inc. On June 6, 2001 Craftclick.com, Inc. and Mobilepro Corp merged under a reverse merger as of June 1, 2001. Upon that merger the stockholders’ equity of Mobilepro Corp (a former private company) under a recapitalization, became that equity of the public entity. Upon the recapitalization, 8,750,000 shares were issued to the former Craftclick.com, Inc.’s stockholders.

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

The following details the stock transactions after the recapitalization through December 31, 2003.

Common Stock

On June 1, 2001, the Company issued 3,000,000 shares in a conversion of debt. The issuances of shares were valued at $480,000 (16 cents per share), the fair value of the Company’s stock at that time.

MOBILEPRO CORP AND SUBSIDIARY
(FORMERLY CRAFTCLICK.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 8-	STOCKHOLDERS DEFICIT (CONTINUED)

Common Stock (Continued)

On June 1, 2001, the Company issued 2,600,000 shares for services and compensation at a value of $416,000 (16 cents per share), the fair value of the Company’s stock at that time.

On August 1, 2001, the Company issued 330,000 shares that were the result of the exercising of warrants. The value of $577,500 ($1.75 per share) was the fair value of the Company’s stock at that time.

On September 6, 2001, the Company issued 1,500,000 shares for services at a value of $247,500 (16.5 cents per share), the fair value of the Company’s stock at that time.

On October 26, 2001, the Company issued 25,000 shares for services at a value of $1,250 (5 cents per share), the fair value of the Company’s stock at that time.

On November 19, 2001, the Company had a 1 for 200 reverse stock split which effectively reduced their issued and outstanding shares 16,677,711. Additionally, on that date the Company issued 3,000,000 shares for services in conjunction with an Investors Rights Agreement at a value of $240,000 (8 cents per share), the fair value of the Company’s stock at that time.

On February 15, 2002, the Company issued 106,000 shares for services at a value of $111,300 ($1.05 per share), the fair value of the Company’s stock at that time.

On February 19, 2002, the Company issued 25,000 shares in conversion of a note payable at a value of $26,250 ($1.05 per share), the fair value of the Company’s stock at that time.

On March 18, 2002, the Company issued 960,000 shares for services. These shares were issued at 55 cents per share ($528,000) based on a Board Resolution on March 6, 2002.

On April 23, 2002, the Company issued 12,352,129 shares of our common stock to the holders of NeoReach’s common stock pursuant to an Agreement and Plan of Merger, dated March 31, 2002. A newly formed, wholly-owned subsidiary of Mobilepro merged into NeoReach, in a tax-free one-for-one share exchange transaction. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. The issuance of the shares were valued at a fair value of $6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of our stock at that time. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

MOBILEPRO CORP AND SUBSIDIARY
(FORMERLY CRAFTCLICK.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 8-	STOCKHOLDERS DEFICIT (CONTINUED)

Common Stock (Continued)

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

MOBILEPRO CORP AND SUBSIDIARY
(FORMERLY CRAFTCLICK.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 8-	STOCKHOLDERS DEFICIT (CONTINUED)

Common Stock (Continued)

On September 4, 2002, the Company issued a total of 709,853 shares of its common stock to various parties. 100,000 shares were issued to Hee Han Bang, a non-affiliated and accredited/sophisticated investor in a private sale for an aggregate cash consideration of $25,000. These shares were issued at $0.25 per share based on a Board of Resolution fixing the value of the securities on and as of August 9, 2002. 150,000 shares of the common stock were issued to Daniel Lozinsky, a director of the Corporation, in a private sale for an aggregate cash consideration of $15,000. These shares were issued based on a Board Resolution as of August 19, 2002. The Company issued a total of 209,853 shares of its common stock to INFe, Inc. based on a Board Resolution as of August 19, 2002. These shares were issued for consulting services in connection with the Mobilepro-NeoReach merger and a Reverse Merger Engagement Agreement dated January 11, 2002 between NeoReach, Inc. and INFe, Inc. The issuance of the shares was valued at $62,956, the fair value of the stock at that time. The Company also granted a total of 250,000 shares of our restricted common stock to Parag Sheth, an executive of the Corporation. Parag Sheth was granted 150,000 shares of the Company’s restricted common stock for forgiving a total of $15,000 in salary corresponding to a price of $0.10 per share and he was also granted 100,000 shares of the Company’s restricted common stock as an inducement for providing services for the Corporation. These shares were issued based on a Board Resolution as of August 20, 2002 and the issuance of the shares was valued at $25,000.

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

MOBILEPRO CORP AND SUBSIDIARY
(FORMERLY CRAFTCLICK.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 8-	STOCKHOLDERS DEFICIT (CONTINUED)

Common Stock (Continued)

On April 30, 2003, May 22, 2003 and June 19, 2003, the Company issued 10,000,000 shares of common stock respectively (30,000,000 in total), to the escrow agent for use in raising money on the Equity Line of Credit.

In the three months ended June 30, 2003, the Company exchanged 5,685,188 shares of common stock and converted $265,000 of debt in total and recognized $100,199 of amortization of discount and interest on debt conversions.

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

In the three months ended September 30, 2003, the Company exchanged 12,708,142 shares of common stock and converted $695,000 of debt in total and recognized $41,194 of amortization of discount and interest on debt conversions.

In the three months ended December 31, 2003, the Company exchanged 2,255,010 shares of common stock and converted $600,000 of debt in total and recognized $59,593 of amortization of discount and interest on debt conversions.

In October 2003, the Company issued $391,304 shares of common stock in conversion of $9,000 in advances that were funded to the Company.

MOBILEPRO CORP AND SUBSIDIARY
(FORMERLY CRAFTCLICK.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 8-	STOCKHOLDERS DEFICIT (CONTINUED)

Preferred Stock

There was no change in preferred stock during the year ended March 31, 2003, and only a slight increase in the number of shares (47) due to the recapitalization of the Company for the year ended March 31, 2002. There were no issuances during the nine months ended December 31, 2003.

Additional Paid-in Capital

During the nine months ended December 31, 2003, the Company negotiated and settled with a number of vendors which resulted in a reduction of accounts payable and a conversion to equity totaling $374,616.

NOTE 9-	PATENTS

As of January 23, 2003, the Company has filed a total of six patent applications which were pending with the U.S. Patent and Trademark Office (PTO) in the area of “Smart Antenna” technology. As of January 23, 2003, the Company has been granted approval of five patents and one patent application is still pending approval. The five approved patents are as follows:

1.	“Smart Antenna with Adaptive Convergence Parameter” with PTO Patent Number 6,369,757, issued April 9, 2002;

2.	“A Smart Antenna With No Phase Calibration for CDMA Reverse Link” with PTO Patent Number 6,434,375 issued August 13, 2002;

3.	“PN Code Acquisition with Adaptive Antenna Array and Adaptive Threshold for DS-CDMA Wireless Communication” with PTO Patent Number 6,404,803, issued June 11, 2002;

4.	“New Cellular Architecture for Code Division Multiple Access SMOA Antenna Array Systems” with PTO Patent Number 6,459,895, issued October 1, 2002; and

5.	“Direction of Arrival Angel Tracking Algorithm for Smart Antennas” with PTO Patent Number 6,483,459, issued date November 19, 2002.

“Improvement of PN Code Chip Time Tracking with Smart Antenna”, a patent application filed on February 6, 2002 with Docket #3228-007-64 and serial number 10/066,762 is pending – awaiting first Office Action from Patent Office.

In addition, the Company also has two other patent applications pending which are referred to as “Wireless Communication System and Method of Providing Wireless Communication Service”

MOBILEPRO CORP AND SUBSIDIARY
(FORMERLY CRAFTCLICK.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 9-	PATENTS (CONTINUED)

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

As shown in the accompanying consolidated financial statements the Company has sustained net operating losses for the years ended March 31, 2003 and 2002 and for the nine months ended December 31, 2003 and 2002. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.

Management has received a commitment from Cornell Capital Partners, L.P. to provide the Company with up to $10 million in financing under certain conditions and has received funding in the past fiscal year from Cornell Capital Partners, L.P. In addition, the Company in its fourth fiscal quarter has completed an acquisition of a national internet service provider that will bring revenues and expects to bring cash flow into the Company from operations. It will enable the Company to emerge from the development stage. The Company is also exploring other transactions that will fit its business model and assist the Company in meeting the demands of the research and development segment of the business.

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

On May 10, 2002 the Company announced that Arne Dunhem was appointed the Chairman, President and CEO of Mobilepro Corp. Mr. Dunhem has over 28 years of experience in the growth of high technology companies, especially in the telecommunications field. The Company announced that Mr. Dunhem left the employ of the Company in December 2003.

MOBILEPRO CORP AND SUBSIDIARY
(FORMERLY CRAFTCLICK.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

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

The Company entered into a memorandum of understanding with Constellation Networks Corporation, a telecommunications transmission and distribution company headquartered in Michigan. The Company was to acquire Constellation in a transaction including both stock and cash in September 2003, however, subject to further due diligence the Company terminated the MOU. In January 2004, the Company announced that it was no longer pursuing the Constellation transaction.

In December 2003, the Company hired Mr. Jay Wright as the Company’s President and Chief Financial Officer. Mr. Wright is entitled to 3,000,000 shares of the Company’s common stock under his arrangement with the Company.

NOTE 12-	IMPAIRMENT OF GOODWILL

As part of the Company’s acquisition of its subsidiary NeoReach, Inc., the Company recognized $7,190,374 in goodwill which represented the excess of the fair value of the stock paid for the net assets received in accordance with FASB No. 142. Management has considered this goodwill to be completely impaired and is reflected in the consolidated statements of operations for the nine months ended December 31, 2002 as such.

NOTE 13-	LITIGATION/ LEGAL PROCEEDINGS

As of December 31, 2003, the Company was not party to any material legal proceedings. Previously, the Company was party to four legal proceedings with prior employees. Mr. Tatcha Chulajata, a former employee of Mobilepro filed a formal complaint against the Company on October 29, 2002 with the State of Maryland, Department of Labor, Licensing and Regulation for a claim for unpaid wages. The employee claims a total of $49,866.67 for unpaid wages from August 2001 through October 2002. Mr. Chulajata was employed by NeoReach, Inc. on July 15, 2000 as Senior Engineer and he resigned in October 2002. Due to financial difficulties encountered by the Company in 2001 and 2002, Mr. Chulajata received a reduced salary. The Company settled these claims and obtained full releases on October 2, 2003 dismissing the complaints. The Company was able to settle this claim and there remains $5,000 outstanding to this individual as of December 31, 2003, which has been paid in January 2004.

Mobilepro and NeoReach, Inc. were on December 31, 2002 served with three complaints in the United States District Court for the District of Maryland in three separate actions seeking relief for failure to pay wages and breach of contract. The three plaintiffs are in the three separate actions seeking relief of approximately $59,334.67, $65,383.34 and $60,750.00, respectively. The three plaintiffs are former employees and all were employed as Senior or Principal Engineers since September 2001, June 2000 and August 2001, respectively. Due to financial difficulties encountered by Mobilepro in 2001 and 2002, the three individuals received reduced salaries.

Mobilepro has negotiated settlements with the three former employees with respect to the claims. The Company settled these claims and obtained full releases in October 2003, dismissing the complaints. The Company has been paying down amounts in compliance with the settlement agreement and as of December 31, 2003, there remains $29,302 outstanding on the settled amounts, which have been paid in January 2004. Any amounts that the Company was able to settle representing savings to the Company have been included in additional paid in capital as an equity contribution.

Mr. Scott R. Smith, a former executive of NeoReach, Inc. filed a formal complaint against the Company on January 10, 2003 with the State of Illinois, Department of Labor for a claim for unpaid wages. The former executive claimed a total of $97,335 for unpaid wages from February 2002 through August 2002. The complaint was subsequently dismissed by the State of Illinois, Department of Labor in April 2003. Mr. Smith was employed by NeoReach, Inc. on February 19, 2002 as Executive Vice President and his employment agreement expired on August 18, 2002. Due to financial difficulties encountered by Mobilepro in 2002, Mr. Smith’s salary was deferred as part of an agreement between Mr. Smith and Mobilepro. A settlement agreement was mutually signed and executed on August 30, 2002. Due to the Company’s inability to pay full amounts per the settlement agreement, negotiations had been ongoing for an adjusted payment plan. The Company settled this claim and obtained a full release in October 2003, dismissing the complaint. The Company has recorded the full liability on its books at December 31, 2003, and this will remain until the shares of common stock agreed to are issued, no later than June 1, 2004.

Virginia University of Technology, Sponsored Programs, claims from the Company $87,243 for unpaid research and development work performed by the University for NeoReach during the years 2001 and 2000. The Company is currently negotiating a settlement with the University with respect to the claim. This amount is currently reflected in accounts payable for the Company at December 31, 2003.

ZDG Investments, Ltd. claims from the Company as a result of the February 19, 2002 Stock Purchase Agreement between Mr. Daniel Lozinsky and ZDG Investments, Ltd. a total of $37,500. The Company intends to negotiate a settlement with ZDG Investments, Ltd. with respect to this claim. This amount is currently accounted for in the notes payable outstanding at December 31, 2003.

MOBILEPRO CORP AND SUBSIDIARY
(FORMERLY CRAFTCLICK.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 14-	SUBSEQUENT EVENTS

In January 2004, the Company acquired a national internet service provider in Texas. This company offers complete broadband and dialup internet access for individuals and businesses with a full range of connections including DSL, Dialup, T1 and T3 as well as hosting and collection services. They provide internet service in over 30 states and concentrates on offering technical muscle and know-how with strong customer support and infrastructure.

As part of the last funding by Cornell Capital Partners, LP, through January 23, 2004, $300,000 has been converted to shares of common stock subsequent to December 31, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

When used in this Form 10-QSB and in future filings by Mobilepro Corp. with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects,” “we expect,” “will continue,” “is anticipated,” “estimated,” or similar expression or use of the future tense, are intended to identify forward looking statements. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10-QSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

In April 2001, CraftClick reorganized pursuant to a Plan of Merger wherein its domicile was changed from Utah to Delaware, and the common stock was subject to a reverse split on the basis of 1 new share for every 100 shares outstanding. On June 6, 2001, CraftClick and Mobilepro entered into an Agreement and Plan of Merger dated June 1, 2001 (“CraftClick Merger Agreement”). Under the CraftClick Merger Agreement, Mobilepro merged with and into CraftClick, with CraftClick being the surviving corporation. On July 9, 2001, the name of the surviving corporation was changed to Mobilepro Corp.

On November 19, 2001, Mobilepro implemented a 200 for 1 reverse stock split of its Common Stock. There were no fractional shares issued. Concurrent with the reverse stock split, Mobilepro issued 3,000,000 new shares of Common Stock to Dungavel, Inc., pursuant to an Investor Rights Agreement, which the Company entered into with Dungavel on June 1, 2001 as part of the merger with CraftClick.

On February 19, 2002, the Company entered into a Stock Purchase Agreement with Mr. Daniel Lozinsky and ZDG Investments, Ltd. and another Stock Purchase Agreement with Mr. Daniel Lozinsky, Ms. Joann Smith and Mr. Scott Smith. ZDG Investments Ltd., Ms. Joann Smith and Mr. Scott Smith were all significant stockholders of the Company at the time. Pursuant to these two stock purchase agreements, Mr. Lozinsky acquired an aggregate of

2,057,733 shares of Mobilepro Common Stock, representing approximately 64.7% of the Company’s voting securities at that time. On February 28, 2002, Mr. Scott Smith resigned as the President, CEO and Chairman of the Company, and Mr. Lozinsky became the President and CEO of the Company. On May 10, 2002, Mr. Arne Dunhem became the Company’s President, CEO and Chairman and Mr. Lozinsky became our Senior Vice President. In December 2003, Mr. Arne Dunhem resigned as President, CEO and Chairman of the Company, and Mr. Jay Wright became the President and CEO of the Company.

On March 21, 2002, Mobilepro entered into an Agreement and Plan of Merger with NeoReach, Inc., a private Delaware company, pursuant to which a newly formed, wholly-owned subsidiary of Mobilepro merged into NeoReach in a tax-free transaction. NeoReach is a development stage company designing modem solutions to support third generation (3G) wireless communications systems. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. On April 23, 2002, the Company issued 12,352,129 shares of its common stock in a one-for-one tax-free stock exchange to the holders of NeoReach’s common stock pursuant to the Agreement. This was a cash-less transaction and there were no payments or finder’s fees involved. The Board of Directors determined the consideration to be a fair compensation to the NeoReach shareholders. The issuance of the shares were valued at a fair value of $ 6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of our stock at that time. The valuation of NeoReach in the merger agreement was based on several factors, as described in the table below excluding intangible assets and goodwill, including that over thirty-three man-years of development efforts had been accumulated for achieving the prototype third generation modem boards for the base station applications, that a management team and engineering team were in place, that office and laboratory facilities were in place, that six patents had been filed or were already approved, and that contacts and relationships had already been established with potential customers both in the United States and Korea. The value of intangible assets and goodwill, such as contacts, relationships and potential customers, has not been included in the table below since it is difficult to estimate a real value on these items. The transaction was concluded following arms-length negotiations. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act. The related parties from both the Company and NeoReach were Messrs. Daniel Lozinsky, Arne Dunhem, Scott Smith and Ken Min. Mr. Daniel Lozinsky who was a controlling stockholder of Mobilepro also owned approximately 32.5% of NeoReach.

Approximate valuation of Neoreach, Inc. (Excluding Intangible Assets and Goodwill)

Item	Approx. Value

Personnel, engineering man effort, 33 man-years	$4.5 M
Patents, Awarded, Allowed, Pending, 6 each	$1.8 M
Tangible Assets	$0.2 M

Total Valuation (Excluding Intangible Assets and Goodwill)	$6.5 M

Business Strategy

We are pursuing both acquisitions and strategic alliances to leverage our wireless technology and intellectual property assets. Our objectives are to create high margin revenues and shareholder value, expand our reach in the global market for integrated wireless and wireline solutions and position the Company to play a more visible role in providing next generation communications products, services and technologies.

We are making progress in developing new accretive acquisitions and alliances which we believe will help us meet our growth objectives. On December 24, 2003, we announced in a press release that we signed a letter of intent with DFW Internet, Inc., a Texas based internet services provider. DFW Internet, Inc. generated approximately $800,000 (unaudited) in 2003 revenue and was profitable on an unaudited basis. This transaction closed on January 20, 2004.

On January 29, 2004, we announced in a press release that we signed a letter of intent to acquire Internet Express, an Internet services provider based in Beaumont, Texas, which is expected to add nearly $1.0 million in revenue and be accretive to our 2004 earnings. The completion of the transaction is subject to the signing of definitive agreements and customary closing conditions. The terms of the transaction were not disclosed.

We also announced several recent strategic alliances which are consistent with our current business strategy and business development objectives. On February 4, 2004, we announced a strategic alliance with NetWolves Corporation (Nasdaq: WOLV) whereby we would resell selected Netwolves’ products and services including managed services and we would provision bandwidth, with particular emphasis on the government and defense market sectors. On January 26, 2004, we announced a strategic alliance with Global Defense Corporation to focus directly on developing new business and revenue opportunities within the global defense and homeland security market sectors.

In December 2003, we announced the formation of a senior level Advisory Board to assist us in developing new business opportunities, identifying potential alliance partners and providing counsel on new industry developments and market trends and their potential implications for the Company.

To directly capitalize on our core wireless technology assets, we are pursuing a two-pronged plan. First, we are seeking alliance partners to leverage our five patents that cover existing wireless antenna intellectual property. Second, we are moving forward as quickly as possible with a planned Zigbee chip development which we will seek to commercialize on a cost-effective basis. Zigbee represents the next generation of standards-based, reliable, ultra low power, scaleable and secure communications specifically designed to support a wide range of new applications in the areas of home automation, monitoring and remote control systems, data telemetry, toys and selected wireless security applications. We are a member of the Zigbee alliance that represents industry players seeking to develop standards and applications for the new Zigbee technology. We also have an existing relationship with the RF Microelectronics Laboratory of the Information and Communications University of the Republic of Korea to cooperate in selected wireless research projects. We are working with the RF Microelectronics Laboratory to support the development of a planned Zigbee chip.

We are a development stage company, and we can give no assurances that we will be able to accomplish these goals, generate sufficient revenues to be profitable, obtain adequate capital funding or continue as a going concern. Our independent auditors have issued a going-concern opinion for the years ended March 31, 2003, March 31, 2002, and March 31, 2001 (See “Financial Statements and Supplementary Data”). In January 2004, following our business strategy, we acquired a national internet service provider in Texas and expect to emerge from the development stage in the fiscal quarter ending March 31, 2004.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

We had no revenues for the quarter ended December 31, 2003.

Our operating expenses for the three months ended December 31, 2003 were $573,000, a $401,231 increase when compared to $171,769 for the three months ended December 31, 2002. For the nine months ended December 31, 2003 total operating expenses were $1,210,809. This compares with $2.171 million for the nine-month period ended December 31, 2002. Our primary expense for the three months and nine-month periods ended December 31, 2003 was for Professional fees and compensation expenses of $458,784 and $965,306 respectively. This compares to $157,547 and $2.028 million for the three and nine-month periods ended December 31, 2002. Of this amount, common stock issuances valuing $76,444 and $690,606 for the nine months ended December 31, 2003 and 2002, respectively, in lieu of cash were issued in connection with consulting fees and expenses for services rendered.

As of December 31, 2003 the Company had $742,861 in cash compared to $1,453 as of December 31, 2002. The cash is a result of an equity line arrangement with Cornell Capital Partners, dated February 6, 2003. As of December 31, 2003, accounts payable and accrued liabilities were reduced by $590,074 through management’s ongoing negotiation with the Company’s vendors. Of this amount $374,616 is included in equity as a direct result of the settlements.

Operating Losses

Our net operating loss for the three-month period ended December 31, 2003 was $637,053, a $464,062 increase when compared to $172,991 for the three months ended December 31, 2002. The loss for the nine-month period ended December 31, 2003 was $1,431,341 compared to $2,220,189 as of December 31, 2002. These losses were incurred primarily as a result of the aforementioned incurred expenses.

As of December 31, 2003 the Company has accumulated $15,110,325 in operating losses that may, on a limited basis, be offset against future taxable income. There are limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because as of December 31, 2003, we believe there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources:

As of December 31, 2003, we had a total Stockholders’ Deficit of $1.320 million compared to $2.110 million as of March 31, 2003. As of December 31, 2003, the Company did not have any revenues, liquidity or capital resources as we move forward with our business plan and our independent auditors have issued an audit opinion as of March 31, 2003 that raises substantial doubt as to our ability to continue as a going concern. We will need additional financing in order to implement our business plan and continue business. The traditional markets for raising capital have become more difficult in the last two years due to a depressed demand for early-stage equity investments and large well-known business failures.

The Company will need additional financing and may use a private placement offering or debt financing to raise such additional funds, to be used for the following:

•	Acquisitions of one or more companies

•	Pay-down certain debt, such as a convertible debenture from Cornell Capital. We intend to pay-off debt owed to Mr. Daniel Lozinsky, a Director, and Mr. Arne Dunhem, a former officer and Director, during 2004

•	Investment in laboratory facilities including test and simulation equipment

•	Acquisition or licensing of certain intellectual property related to the development of modems and communications semiconductor and component technology

•	General working capital purposes

We are looking at additional sources for financing but we cannot give any assurances that we will be able to secure any financing.

On October 16, 2002, the Company entered into an equity line of credit arrangement (the “Equity Line”) with Cornell Capital Partners, LP (“Cornell”). This agreement was in turn terminated on February 6, 2003 and re-entered the same day February 6, 2003. The Equity Line provides, generally, that Cornell will purchase up to $10 million of Common Stock over a two-year period, with the timing and amount of such purchases, if any, at the Company’s discretion. Any shares of Common Stock sold under the Equity Line will be priced at a 9% discount to the lowest closing bid price of the Common Stock during the five-day period following the Company’s notification to Cornell that it is drawing down on the Equity Line. The Company is not permitted to draw down more than $450,000 in any 30-day calendar period. In addition, there are certain other conditions applicable to the Company’s ability to draw down on the Equity Line including the filing and effectiveness of a registration statement registering the resale of all shares of Common Stock that may be issued to Cornell under the Equity Line and the Company’s adherence with certain covenants. At the time of each draw down, the Company is obligated to pay Cornell a fee equal to three percent of the amount of each draw down.

Employees

We currently employ two people and three consultants, including Mr. Jay O. Wright our President and Chief Executive Officer. We anticipate that we will need additional people to fill administrative, sales and technical positions if we are successful in raising the capital to implement our business plan.

New Accounting Pronouncements

We have adopted FASB Statement 128. It is not expected that we will be impacted by other recently issued standards. FASB Statement 128 presents new standards for computing and presenting earnings per share (EPS). The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

FASB Statement 131 presents news standards for disclosures about segment reporting. We do not believe that this accounting standard applies to us as all of our operations are integrated for financial reporting and decision-making purposes. However, with the acquisition of DFW Internet, Inc., we will likely need to utilize segment reporting in the future.

Inflation

The Company’s results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

Recent Events

In December 2003 Mr. Jay O. Wright became our President and Chief Executive Officer. Mr. Wright is employed for four months under the terms of his Executive Employment Agreement with the Company. We are negotiating with Mr. Wright an extension of his Executive Employment Agreement.

In January 2004, we acquired DFW Internet, Inc., a national internet service provider based in Texas. This company offers complete broadband and dialup internet access for individuals and businesses with a full range of connections including DSL, Dialup, T1 and T3 as well as hosting and collection services. They provide internet service in over 30 states and concentrates on offering technical assistance with strong customer support and infrastructure.

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

On September 9, 2003, the Company announced in a press release that it entered into a memorandum of understanding with Constellation Networks Corporation (CNC), a telecommunications transmission and distribution company headquartered in Traverse City, Michigan, under which it intends to acquire CNC. Terms of the transaction include both stock and cash to fund expansion of CNC’s existing international satellite and fiber network. The projected closing date for the transaction was announced to be September 19, 2003. On September 19, 2003 it was subsequently announced that the transaction was delayed due to the need for due diligence and the negotiation of the final detailed terms of the agreement. CNC provides end-to-end global connectivity for the transport of voice, video, Internet, voice over IP and data. CNC uses multiple technology platforms to deliver its services and allow its clients the most flexibility possible. CNC maintains point of presence in New York City, NY and Malmo, Sweden. In January 2004, the Company announced that it was no longer pursuing the Constellation transaction.

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

ITEM 3. CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Mr. Tatcha Chulajata, a former employee of NeoReach, Inc. filed a formal complaint against the Company on October 29, 2002 with the State of Maryland, Department of Labor, Licensing and Regulation for a claim for unpaid wages. The employee claimed a total of $49,866.67 for unpaid wages from August 2001 through October 2002. Mr. Chulajata was employed by NeoReach, Inc. on July 15, 2000 as Senior Engineer and resigned in October 2002. Due to financial difficulties encountered by the Company in 2001 and 2002, Mr. Chulajata received a reduced salary. We settled this claim and obtained a full release from Mr. Chulajata in October 2003 dismissing the complaint. We owed $5,000 to Mr. Chulajata under the terms of the settlement as of December 31, 2003, which sum the Company paid to Mr. Chulajata in January 2004.

On December 31, 2002, Mobilepro and NeoReach, Inc. were each named in three complaints filed in the United States District Court for the District of Maryland by former employees seeking relief for failure to pay wages and breach of contract. The three plaintiffs were seeking relief of approximately $59,334.67, $65,383.34 and $60,750.00 respectively. The three plaintiffs were employed as Senior or Principal Engineers since September 2001, June 2000 and August 2001, respectively. Due to financial difficulties encountered by Mobilepro in 2001 and 2002, the three individuals received reduced salaries. We settled these claims and obtained full releases in October 2003 dismissing the complaints. As of December 31, 2003 we owed the three plaintiffs $29,302, all of which has been paid in January 2004.

Mr. Scott R. Smith, a former executive of NeoReach, Inc., filed a formal complaint against the Company on January 10, 2003, with the State of Illinois, Department of Labor alleging a total of $97,335 in unpaid wages from February 2002 through August 2002. The complaint was subsequently dismissed by the State of Illinois, Department of Labor in April 2003. We entered into a settlement agreement with Mr. Scott under which it agreed to issue certain shares of its common stock in lieu of any cash payments.

Virginia University of Technology, Sponsored Programs, is claiming that we owe it approximately $80,000 for unpaid research and development work performed by the University for NeoReach during the years 2000 and 2001. We are attempting to negotiate a settlement of this claim with the University.

ZDG Investments, Ltd. claims that we owe it $37,500 under the terms of a February 19, 2002 Stock Purchase Agreement between Mr. Daniel Lozinsky and ZDG Investments, Ltd. The Company intends to negotiate a settlement of the claim with ZDG Investments, Ltd.

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

In addition, on May 31, 2002, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued and sold $250,000 of convertible debentures (the “Debentures”). The Debentures accrue interest at the rate of four percent per year. The Debentures must be repaid two years following their issuance or, at the Company’s election, converted into shares of Common Stock. In addition, at any time, the holders of the Debentures may elect to convert their debt into Common Stock. If, at the time of conversion, the Common Stock is listed on the Nasdaq Bulletin Board System, Nasdaq SmallCap Market, or American Stock Exchange, the conversion price will be 120% of the closing bid price or an amount equal to eighty percent of the average of the four lowest closing bid prices of the common stock for the five trading days immediately preceding the conversion date. If, at the time of conversion, the Common Stock is not listed on any of the foregoing markets, the conversion price will be 80% of the closing bid price of the Common Stock as furnished by the National Association of Securities Dealers, Inc. The Debentures also provide the Company with certain redemption rights which, if exercised, will require the Company to issue Common Stock warrants to the Debenture holders. Holders of the Debentures have certain registration rights with respect to the resale of shares of Common Stock received upon any conversion of the Debentures. As of January 30, 2004 the Company has satisfied the Debentures with full repayment with cash payments or the issuance of shares of the Company’s common stock.

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

On September 9, 2002, we issued a total of 709,853 of our common stock to various parties. 100,000 shares were issued to Hee Han Bang, a non-affiliated and accredited/sophisticated investor in a private sale for an aggregate cash consideration of $25,000. These shares were issued at $0.25 per share. 150,000 shares of our common stock were issued to Daniel Lozinsky, a director of the Corporation, in a private sale for an aggregate cash consideration of $15,000. We issued a total of 209,853 shares of our common stock to shares to INFe, Inc. as of August 19, 2002. These shares were issued for consulting services in connection with the Mobilepro-NeoReach merger and a Reverse Merger Engagement Agreement dated January 11, 2002 between NeoReach, Inc. and INFe, Inc. The issuance of the shares was valued at $62,956, the fair value of our stock at that time. We also granted a total of 250,000 shares of our restricted common stock to Parag Sheth, an executive of the Corporation. Parag Sheth was granted 150,000 shares of our restricted common stock for forgiving a total of $15,000 in salary corresponding to a price of $0.10 per share. Mr Sheth was also granted 100,000 shares of our restricted common stock as an inducement for providing services to us. The issuance of the shares was valued at $25,000, commensurate with the the value of the services provided to us. We believe the issuance of these shares to be exempt from registration under Section 4(2) of the Securities Act.

On February 6, 2003, we entered into an equity line of credit arrangement with Cornell Capital Partners, LP. The Equity Line of Credit provides that Cornell Capital will purchase up to $10 million of common stock over a two-year period, with the timing and amount of such purchases, if any, at our discretion. Any shares of common stock sold under the Equity Line of Credit will be priced at a 9% discount to the lowest closing bid price of the common stock during the five-day period following the Company’s notification to Cornell Capital that it is drawing down on the Equity Line. We are not permitted to draw down more than $450,000 in any 30-day calendar period. In addition, there are certain other conditions applicable to the Company’s ability to draw down on the Equity Line including the filing and effectiveness of a registration statement registering the resale of all shares of common stock that may be issued to Cornell Capital under the Equity Line and the Company’s adherence with certain covenants. At the time of each draw down, the Company is obligated to pay Cornell Capital a fee equal to three percent of amount of each draw down. We previously issued 764,706 shares of our common stock to Cornell Capital as a commitment fee pursuant to a prior Equity Line of Credit Agreement, dated May 31, 2002 that was subsequently terminated. As of January 30, 2004, Mobilepro has received advances under the Equity Line of Credit in the aggregate gross amount of $2,435,000 with a corresponding aggregate net amount of $1,991,528 after expenses for various fees, interest and certain pay-downs of a convertible debenture issued by the Company to Cornell Capital from May 31, 2002. As of January 30, 2004, the Company has Pursuant to the Equity Line of Credit issued into stock escrow with Butler Gonzalez, LLP, to the benefit of Cornell Capital or directly to Cornell Capital an aggregate of 110,000,000 shares of common stock as follows: 10,000,000 shares on March 5, 2003; 10,000,000 shares on April 30, 2003; 10,000,000 shares on May 22, 2003; 10,000,000 shares on June 19, 2003; 2,262,443 shares on July 10, 2003; 10,000,000 shares on July 30, 2003; 15,000,000 shares on August 7, 2003; 15,000,000 shares on September 23, 2003; and 30,000,000 shares on December 18, 2003. In addition, Cornell Capital has as of January 30, 2004 fully converted, pursuant to a Securities Purchase Agreement dated May 31, 2002 to which the Company issued and sold $250,000 of convertible debentures, with net proceeds of $172,255, an aggregate of 21,306,674 shares of common stock as follows: 658,334 shares on March 4, 2003; 4,139,601 shares on June 17, 2003; 970,874 shares on June 18, 2003; 574,713 shares on June 20, 2003; 666,667 shares on July 8, 2003; 2,262,443 on July 10, 2003; 2,816,902 shares on July 16, 2003; 714,286 shares on July 21, 2003; 3,010,101 shares on August 4, 2003; 1,063,830 shares on August 7, 2003; 2,173,913 shares on August 21, 2003; and 2,255,010 on November 14, 2003.

On June 16, 2003, Dr. Dong Kyung Kang exercised in a net exercise election a total of 350,000 options for shares of our common stock that had vested on May 5, 2003, under the terms of his employment agreement with the Company. These shares were valued at $8,050 at the time of exercise.

On July 7, 2003, we issued to GBH telecom, LLC as compensation for services, pursuant to a memorandum of understanding between the Company and GBH telecom, LLC, dated June 16, 2003, a total of 3,500,000 shares of common stock valued at $68,250, the value of the services provided to us. These shares of our stock were assigned by GBH telecom, LLC to 360 Partners, LLC.

On September 12, 2003, the Company agreed to convert a September 5, 2002, advance of $5,000 to us by Mr. Isaak Tarasulo into 100,00- shares of our common stock based on the closing trading price of our common stock on September 12, 2003, of $0.023 or a total of 217,391 shares of the Company’s restricted common stock. At Mr. Tarasulo’ request, 100,000 of these shares were issued in his name and 117,391 of these shares were issued in the name of Daniel Lozinsky.

On September 12, 2003, Ms. Mila Superfin requested the conversion of her July 12, 2002, advance to the Company of $4,000 into shares of our common stock. We issued 173,913 shares of our common stock to Ms. Superfin based on the closing trading price on September 12, 2003, of $0.023 per share.

On November 26, 2003, we agreed to issue to Arne Dunhem under the terms of his termination agreement with the Company, a warrant for four million shares of our common stock. The warrants are exercisable for five years and vest in two equal installments on January 31, 2004 and April 30, 2004. The exercise price is $.029 per share.

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

Two directors and officers of Mobilepro advanced during 2002 the total amount of $277,617 to Mobilepro. Daniel Lozinsky, a Director of Mobilepro, advanced to Mobilepro during the period February 9, 2002 through June 20, 2002 a total of $155,617 as follows: $23,262 on February 9, 2002; $25,000 on February 19, 2002; $76,355 on April 25, 2002; $15,000 on May 16, 2002; $4,000 on June 3, 2002; and $12,000 on June 20, 2002, with a repayment by Mobilepro on or before March 1, 2003 with interest of 4% on the unpaid principal balance. Arne Dunhem, the former President and Chief Executive Officer of Mobilepro, advanced to the Company during the period April 19, 2002 through May 6, 2002 a total of $122,000 as follows: $46,000 on April 19, 2002; $40,000 on April 25, 2002; and $36,000 on May 6, 2002, with a repayment by the Company on or before March 1, 2003 and interest of 4% on the unpaid principal balance. As of November 14, 2003, the principal balance of these loans remains at $277,617 plus an interest of approximately $17,000. As of January 23, 2003, the Company has repaid $72,000 to Arne Dunhem and has made no repayments to Daniel Lozinsky on these loans.

On May 16, 2003, Mobilepro issued convertible debentures in the amount of $155,617 to Daniel Lozinsky and $122,000 to Arne Dunhem. Under the terms of the convertible debentures, Mr. Daniel Lozinsky can convert no more than $130,000 of the $155,617 principal and Mr. Dunhem can convert no more than $50,000 of the $122,000 principal into shares of our common stock at a price equal to either 120% of the closing bid price of our common stock as of May 16, 2003, or 120% of the average of the four lowest closing bid prices of our common stock for the five trading days immediately preceding the conversion date. The Holders submitted on August 29, 2003, Notices of Conversion under which Mr. Lozinsky would receive 12,037,037 shares and Mr. Dunhem would receive 4,629,630 shares of our common stock. The Convertible Debenture for Mr. Dunhem provides that $30,000 shall be due and payable on or before September 1, 2003 resulting in a balance of $40,000 plus accrued interest, assuming a conversion of $50,000 into shares of common stock. The Convertible Debentures stipulate that if at the time of conversion, the Common Stock is listed on the NASD Bulletin Board System, Nasdaq SmallCap Market, or American Stock Exchange, the conversion price will be 120% of the average closing bid price as defined above. As of August 29, 2003, the resulting conversion price would be $0.0108 per share. The convertible debentures accrue interest at a rate of 4% per year and are convertible at the holder’s option. The convertible debentures have a term of two years. At Mobilepro’s option, the convertible debentures may be paid in cash or converted into shares of our common stock on the second anniversary unless converted earlier by the holder. We paid Mr. Dunhem all the cash we owed him under the terms of the convertible debenture as part of the payments he received under the termination agreement dated November 26, 2003, between Mr. Dunhem and the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Stockholders for their approval during the quarter ended December 31, 2003.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

2.1	Articles of Merger of CraftClick.com, Inc. (a Utah corporation) and CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726))

2.2	Plan of Merger of CraftClick.com, Inc. (a Utah corporation) with and into CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726))

2.3	Agreement and Plan of Merger dated as of June 1, 2001, between CraftClick.Com, Inc. a Delaware corporation, and Mobilepro Corp., a Delaware corporation, (incorporated by reference to the Company’s Form 8-K Current Report as filed with the Securities and Exchange Commission on June 20, 2001 (File No. 002-97869-D))

2.4	Agreement and Plan of Merger dated March 21, 2002, consummated April 23, 2002, between NeoReach, Inc., a Delaware company and Mobilepro. (incorporated by reference to the Company’s Form 8-K Current Report as filed with the Securities and Exchange Commission on April 5, 2002 (File No. 002-97869-D)

3.1	Certificate of Incorporation of CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726))

3.2	By-Laws of CraftClick.com, Inc. (a Delaware corporation) (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726))

3.3	Certificate of Amendment of Certificate of Incorporation of Mobilepro Corp. (a Delaware corporation) (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on December 4, 2001 (File No 333-74492))

4.1	2001 Performance Equity Plan (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-60726))

4.2	2001 Equity Performance Plan (incorporated by reference to the Company’s Form S-8 Registration Statement as filed with the Securities and Exchange Commission on December 4, 2001 (File No. 333-74492))

10.1	Stock Purchase Agreement dated February 19, 2002 with Mr. Daniel Lozinsky and Dungavel, Inc., and another Stock Purchase Agreement dated February 19, 2002 with Mr. Daniel Lozinsky, Ms. Joann Smith and Mr. Scott Smith. (incorporated by reference to the Company’s Form 8-K Current Report as filed with the Securities and Exchange Commission on March 6, 2002 (File No. 002-97869-D))

10.2	Memorandum of Understanding between Neoreach, Inc., and RF Microelectronics Laboratory dated July 31, 2002 for opportunities to cooperate in research, particularly in RF-CMOS ASICs development for RF transceiver of 3G W-CDMA standard. The ASICs will be fabricated in CMOS processes. (incorporated by reference to the Company’s Form 10QSB/A Quarterly Report as filed with the Securities and Exchange Commission on October 4, 2002 (File No. 002-97869-D))

10.3	Announcement in a press release dated June 20, 2003 that the Company it entered into a Memorandum of Understanding with GBH telecom, LLC, a development stage company headquartered in Arlington, Virginia, under which it intends to acquire GBH telecom (incorporated by reference to the Company’s

Form 8-K Current Report as filed with the Securities and Exchange Commission on June 20, 2003 (File No. 002-97869-D))

10.4	Employment Agreement, effective as of September 1, 2003, made and entered by and between Arne Dunhem (the “Executive”) and MobilePro Corp., a Delaware corporation (the “Company”). (incorporated by reference to the Company’s Form 10QSB/A Quarterly Report as filed with the Securities and Exchange Commission on November 19, 2003 (File No. 002-97869-D))

10.5	Termination Agreement dated November 26, 2003, between Arne Dunhem and Mobilepro Corp.

10.6	Executive Employment Agreement dated December 15, 2003, between Jay O. Wright and Mobilepro Corp.

31.1	Certification by Daniel Lozinsky, Secretary and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel Lozinsky, Secretary and Director, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

During the third fiscal quarter ending December 31, 2003, we filed the following reports on Form 8-K with the Securities and Exchange Commission:

We filed a Current Report on Form 8-K dated December 18, 2003 with the Securities and Exchange Commission on December 22, 2003 . The Current Report addressed the resignation of Arne Dunhem on November 26, 2003, as President, CEO and Chairman of the Board of Mobilepro Corp. and the employment on December 15, 2003, of Jay O. Wright as Interim President and Chief Executive Officer of Mobilepro Corp.

We filed a Current Report on Form 8-K dated December 24, 2003, with the Securities and Exchange Commission on December 29, 2003, regarding our execution of a letter of intent to acquire DFW Internet, Inc. (d/b/a Nationwide Internet), a national Internet services provider based in Hurst, Texas.

Subsequent to December 31, 2003, we filed the following report on Form 8-K with the Securities and Exchange Commission:

The Company filed a Current Report on Form 8-K dated January 20, 2004, with the Securities and Exchange Commission on February 4, 2004, announcing the completion of the acquisition of DFW Internet Services, Inc. (d/b/a Nationwide Internet) (“DFW”), a national Internet services provider based in Hurst, Texas. The Company paid approximately $500,000 of consideration, consisting of 18,761,726 shares of our common stock for all of the outstanding shares of DFW.

Signatures

In accordance with the requirements of the Exchange Act, the Company caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MobilePro Corp.

By	/s/ Daniel Lozinsky

Daniel Lozinsky Secretary and Director (Principal executive and financial officer)

Date	January 23, 2004