Form 10KSB
period 2004-03-31
MOBILEPRO CORP
filed 2004-06-29
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2004

Commission File Number      002-97869-D

     MOBILEPRO CORP.
(Exact name of registrant as specified in charter)

DELAWARE	87-0419571
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6701 Democracy Boulevard, Suite 300, Bethesda, MD	20817
(Address of principal executive offices)	(Zip Code)

 (301) 315-9040
(Registrant’s telephone number, including area code)

          Securities registered under Section 12(b) of the Exchange Act:

None.

          Securities registered under Section 12(g) of the Exchange Act:

None.

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | X |     No |__|

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | X |

          Mobilepro’s revenue for its most recent fiscal year was $311,355.

          As of June 23, 2004, the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $0.16 for the common stock as quoted on that date) was approximately $38,212,972.

          As of June 23, 2004 , the Company had outstanding 255,914,196 shares of its common stock, $0.001 par value per share, outstanding.

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Annual Report on Form 10-KSB includes forward-looking statements about our business including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements.

Item 1. Description of Business.

The Company

     We are a wireless technology and broadband telecommunications company. We are focused on developing innovative wireless technologies, acquiring and growing profitable broadband telecommunications service providers and creating strategic alliances with companies in complementary product lines and industries. Our wireless technology development efforts are conducted by our wholly-owned subsidiary NeoReach, Inc. We provide broadband telecommunications services through our subsidiary DFW Internet Services and its internet services divisions.

     Our subsidiary, NeoReach is currently developing a semiconductor chip for use in home networking and selected industrial monitoring applications based on the ZigBee standard. ZigBee is an IEEE standard (802.15.4) developed for certain low power, short range devices. Mobilepro and Neoreach are both members of the ZigBee Alliance (www.zigbee.org), an industry group formed to facilitate the development of the ZigBee standard. NeoReach recently filed a patent application covering certain aspects of the chip’s design. However, the ZigBee Standard itself is public domain and therefore not patentable.

     Prior to December 2003, NeoReach was focused on developing wireless modem solutions to support third generation wireless communications systems based on the worldwide wideband - code division multiple access, “W-CDMA,” standard. Third generation technology features integrated voice and data, access to high-speed Internet and intranet applications, interactive e-mail, data exchange, global roaming and full motion video transmission-all delivered to a mobile device such as a cellular phone, personal data assistant, “PDA,” or laptop. Because of the substantial financial and other resources required to develop these modem solutions and bring them to market, NeoReach has, for the time being, deferred its development efforts on the modem device in order to focus on development of the ZigBee chip. However, if our business objectives and financial resources permit, we may choose to restart development efforts in this area.

     To directly capitalize on our core wireless technology assets, we are pursuing a two-pronged plan. First, we are seeking alliance partners to leverage our five patents that cover existing wireless antenna intellectual property. Second, we are moving forward as quickly as possible with a planned Zigbee chip development which we will seek to commercialize on a cost-effective basis. Zigbee represents the next generation of standards-based, reliable, ultra low power, scaleable and secure communications specifically designed to support a wide range of new applications in the areas of home automation, monitoring and remote control systems, data telemetry, toys and selected wireless security applications. We are a member of the Zigbee alliance that represents industry players seeking to develop standards and applications for the new Zigbee technology. We recently reached an agreement with RF Microelectronics Laboratory of the Information and Communications University of the Republic of Korea to cooperate in selected wireless research projects. We plan to work with the RF Microelectronics Laboratory to support the development of the planned Zigbee chip.

     Through our wholly-owned subsidiary, DFW Internet Services, which we acquired in January 2004, we provide broadband and dial up internet access, web-hosting services, and related internet services to business and residential customers in over 40 states. We are making progress in identifying new accretive acquisitions and alliances which we believe will help us meet our growth objectives.

     On January 20, 2004, we acquired DFW Internet Services, Inc., a Texas based internet services provider. DFW Internet Services generated $745,594 in 2003 revenue and a profit of $17,997.

     On March 1, 2004, we acquired Internet Express, Inc., an Internet services provider based in Beaumont, Texas. Internet Express generated $1,018,666 in 2003 revenue and a profit of $17,367.

     On April 21, 2004, we acquired August.net Services, LLC, a Texas based internet service provider. August.net generated $1,511,340 in 2003 revenue and a profit of $12,461.

     On June 3, 2004, we acquired ShreveNet, Inc., a Louisiana based internet service provider which is expected to add more than $1.8 million in annualized revenue and be accretive to our 2004 earnings.

     On June 21, 2004, we acquired the Internet service provider assets of Crescent Communications, a Texas based internet service provider. The acquisition is expected to add more than $2 million in annualized revenue and be accretive to our 2004 earnings.

     We have recently announced in press releases dated May 3, 2004, May 10, 2004, June 8, 2004 and June 14, 2004, that we plan to acquire the internet services business of Ticon.net, Clover Computer Corporation, WorldTrade Network, Inc. and Web One, Inc., respectively. The completion of these transactions is subject to the signing of definitive agreements and customary closing conditions.

     We have recently announced in a press release dated May 28, 2004 that we plan to acquire US1 Telecommunications, Inc., a telecommunications company that provides long distance telephone service in over 40 states. On June 22, 2004, we announced in a press release that we plan to acquire Affinity Telecom, a competitive local exchange carrier (CLEC) and long distance provider based in Bloomfield Hills, MI. Each of these transactions is subject to the signing of definitive agreements and customary closing conditions.

      We have also formed strategic alliances with companies which have products and/or services which are complementary to our products and services. For instance, on June 17, 2004, we announced an agreement with the Information and Communications University (ICU), a Korean institution with significant development experience in Zigbee RF design, to jointly develop our Zigbee RF transceiver chip. On May 27, 2004, we announced that we had formed a strategic alliance with Massively Parallel Technologies, Inc. (MPT), a privately owned corporation located in Louisville, Colorado. Under the alliance, MPT will utilize the bandwidth provisioning capability of Mobilepro in connection with MPT's high performance computer cluster platforms. Under the terms of the alliance, we will become a reseller of the MPT platform. On February 26, 2004, we announced that we had formed a strategic alliance with Global Wireless Solutions and Technology and GBH Telecom to jointly pursue international wireless opportunities. On February 4, 2004, we announced a strategic alliance with NetWolves Corporation, a Tampa, Florida based network services provider, whereby we would resell NetWolves’ products and services including managed services and we would provision bandwidth, with particular emphasis on the government and defense market sectors. On January 26, 2004, we announced a strategic alliance with Global Defense Corporation to focus directly on developing new business and revenue opportunities within the global defense and homeland security market sectors.

    In December 2003, we announced the formation of a senior level Advisory Board to assist us in developing new business opportunities, identifying potential alliance partners and providing counsel on new industry developments and market trends and their potential implications for the Company.

     Last month we announced our new voice strategy. We believe we will be able to leverage our existing telecommunications customers and assets by cross-selling local and long distance voice service to our existing and prospective internet service provider (“ISP”) customers and selling ISP service to local and long distance voice customers of certain companies we hope to acquire such as US1 Telecommunications, Inc., Affinity Telecom and CommSouth Companies, Inc.. We believe our strategy will enable us to increase the individual subscriber value of our customer base. We believe we can further these goals through strategic acquisitions.

Competition

     We compete for subscription revenues with multiple companies providing internet services, such as AOL, the Microsoft Network, EarthLink and AT&T Worldnet, discount ISPs such as NetZero and smaller regional ISPs. We also compete with companies that provide internet access via narrowband and broadband technologies, such as Internet access providers, cable companies and telephone companies. Like us, other companies offer some of the same internet connectivity services to their customers. We also compete more broadly for subscription revenues and members’ time with cable, information, entertainment and media companies. We compete for advertising and commerce revenues with a wide range of companies, including those that focus on the Internet, such as online services, internet access companies, web-based portals and individual web sites providing content, commerce, community and similar features, as well as media companies, such as those with newspaper or magazine publications, radio stations and broadcast stations or networks.

     We face competition in developing technologies, and risks from potential new developments in distribution technologies and equipment in internet access. In particular, we face competition from developments in the following types of internet access distribution technologies or equipment: broadband distribution technologies used in cable Internet access services; advanced personal computer-based access services offered through DSL technologies offered by local telecommunications companies; other advanced digital services offered by wireless companies; television-based interactive services; personal digital assistants or handheld computers; and enhanced mobile phones. We must keep pace with these developments and also ensure that we either have comparable and compatible technology or access to distribution technologies developed or owned by third parties.

     As we enter the local and long distance telecommunications market, we will be entering a highly competitive industry dominated by large well funded incumbent providers. We are planning to target our local and long distance capabilities in the second and third tier markets. Those markets are also characterized by competition that includes smaller regional telecommunications providers.

Research And Development

     We announced on April 7, 2004, that we had filed a patent application with the United States Patent and Trademark Office for a wireless technology invention created by the company. The application covers 32 claims in multiple frequencies around multiple wireless standards including ZigBee, Wi-Fi and Bluetooth.

     Our patent application describes a technology that increases integration on a semiconductor chip for wireless communications. The new design is anticipated to allow for lower cost and more compact and efficient wireless communications and in our belief, reflects the trend toward fully integrated systems-on-a-chip.

     We believe that this application signifies a positive step for our company. If the patent claims we are applying for are issued by the United States Patent and Trademark Office, we believe we would improve our technology position in the wireless market enabling us to expand our wireless technology division.

     We recently reached an agreement with RF Microelectronics Laboratory of the Information and Communications University of the Republic of Korea to cooperate in selected wireless research projects. We plan to work with the RF Microelectronics Laboratory to support the development of the planned Zigbee chip.

Intellectual Property

     As of June 23, 2004, we had filed a total of six patent applications with the U.S. Patent and Trademark Office (PTO) in the area of “Smart Antenna” technology and one patent application in the area of RF Transceivers. As of June 23, 2004 we have been granted approval of five patents in the area of “Smart Antenna” technology and two patent applications are still pending approval. The five approved patents are as follows:

1	Smart Antenna with Adaptive Convergence Parameter” with PTO Patent Number 6,369,757, issued April 9, 2002

2	“A Smart Antenna With No Phase Calibration For CDMA Reverse Link” with PTO Patent Number 6,434,375, issued August 13, 2002

3	“PN Code Acquisition With Adaptive Antenna Array and Adaptive Threshold for DS-CDMA Wireless Communication” with PTO Patent Number 6,404,803, issued June 11, 2002

4	“New Cellular Architecture for Code Division Multiple Access SMOA Antenna Array Systems” with PTO Patent Number 6,459,895, issued October 1, 2002

5	“Direction of Arrival Angel Tracking Algorithm For Smart Antennas” with PTO Patent Number 6,483,459, issue date November 19, 2002

     “Improvement of PN Code Chip Time Tracking with Smart Antenna,” a patent application filed on February 6, 2002 is pending - awaiting first Office Action from United States Patent and Trademark Office.

     “Low Noise Amplifier for Wireless Communications,” a patent application filed on April 7, 2004 is pending - awaiting first Office Action from the United States Patent and Trademark Office.

Governmental Approvals

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

     Additionally, we obtained a license to be a competitive local exchange carrier in Texas as part our acquisition of Internet Express, Inc.

Employees

     As of June 23, 2004, we employ 39 full-time employees and three consultants. We have no collective bargaining agreements with our employees.

Corporate History

     Mobilepro was incorporated on July 14, 2000 and was focused on the integration and marketing of complete mobile information solutions that satisfy the needs of mobile professionals. In June 2001, Mobilepro merged with and into CraftClick.com, Inc., with CraftClick remaining as the surviving corporation. The name of the surviving corporation was subsequently changed to Mobilepro Corp. on July 9, 2001. CraftClick had begun to cease its business operations in October 2000, and ultimately disposed of substantially all of its assets in February 2001.

     On November 19, 2001, Mobilepro implemented a 200 for 1 reverse stock split of its common stock. There were no fractional shares issued. Concurrent with the reverse stock split, Mobilepro issued 3,000,000 new shares of common stock to Dungavel, Inc., pursuant to an Investor Rights Agreement, which Mobilepro entered into with Dungavel on June 1, 2001 as part of the merger with CraftClick.

     On February 19, 2002, Mobilepro entered into a Stock Purchase Agreement with Mr. Daniel Lozinsky and Dungavel, Inc., and another Stock Purchase Agreement with Mr. Daniel Lozinsky, Ms. Joann Smith and Mr. Scott Smith. Dungavel, Inc., Ms. Joann Smith and Mr. Scott Smith were all significant stockholders of Mobilepro at the time. Pursuant to these two stock purchase agreements, Mr. Lozinsky acquired an aggregate of 2,057,733 shares of Mobilepro common stock, representing approximately 64.7% of Mobilepro’s voting securities at that time. On February 28, 2002, Mr. Scott Smith resigned as the President, CEO and Chairman of Mobilepro, and Mr. Lozinsky became the President and CEO of Mobilepro. On May 10, 2002, Mr. Arne Dunhem became Mobilepro’s President, CEO and Chairman and Mr. Lozinsky became our Senior Vice President.

     On March 21, 2002, Mobilepro entered into an Agreement and Plan of Merger with NeoReach, Inc., a private Delaware company, pursuant to which a newly-formed, wholly-owned subsidiary of Mobilepro merged into NeoReach in a tax-free transaction. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. On April 23, 2002, the Company issued 12,352,129 shares of its common stock in a one-for-one tax-free stock exchange to the holders of NeoReach’s common stock pursuant to the Agreement. This was a cash-less transaction and there were no payments or finder’s fees involved. The Board of Directors determined the consideration to be a fair compensation to the NeoReach shareholders. The issuance of the shares were valued at a fair value of $6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of our stock at that time. The valuation of NeoReach in the merger agreement was based on several factors, as described in the table below excluding intangible assets and goodwill, including that over thirty-three man-years of development efforts had been devoted to achieving the prototype third generation modem boards for the base station applications, that a management team and engineering team were in place, that office and laboratory facilities were in place, that six patents had been filed or were already approved, and that contacts and relationships had already been established with potential customers both in the United States and Korea. The value of intangible assets and goodwill, such as contacts, relationships and potential customers, has not been included in the table below since it is difficult to estimate a real value, although it could be very significant, on these items. The transaction was concluded following arms-length negotiations. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act. The related parties from both the Company and NeoReach were Messrs. Daniel Lozinsky, Arne Dunhem, Scott Smith and Ken Min. Mr. Daniel Lozinsky who was a controlling stockholder of Mobilepro also owned approximately 32.5% of NeoReach.

     On January 20, 2004, we acquired DFW Internet Services (d/b/a Nationwide Internet) an Internet services provider based in Hurst, Texas. Nationwide Internet provides broadband and dialup Internet access for individuals and businesses in 30 states as well as hosting and collection services. We issued 18,761,726 shares of our common stock with a value of approximately $500,000 for all of the outstanding shares of Nationwide Internet. As a result of the acquisition, we acquired certain plant, equipment and other physical property that Nationwide used in its business and we intend to continue to such use.

     On March 1, 2004, we acquired Internet Express, Inc. (d/b/a EXP Internet Services), an Internet service provider based in southeast Texas. We paid $650,000 of consideration, consisting of $350,000 in cash and $300,000 in promissory notes issued to the shareholders of Internet Express. As a result of the acquisition, we acquired certain plant, equipment or other physical property that Internet Express used in its business and we intend to continue such use.

     On April 21, 2004, we acquired August.net Services, LLC, a Texas based internet service provider. We paid $1,730,000 of consideration, consisting of $1,200,000 in cash and $530,000 in promissory notes issued to the members of August.net. As a result of the acquisition, we acquired certain plant, equipment or other physical property that August.net used in its business. We intend to continue such use.

      On June 3, 2004, we acquired ShreveNet, Inc., a Louisiana based internet service provider which is expected to add more than $1.8 million in annualized revenue and be accretive to our 2004 earnings.

      On June 21, 2004, we acquired the Internet service provider assets of Crescent Communications, a Texas based internet service provider. The acquisition is expected to add more than $2 million in annualized revenue and be accretive to our 2004 earnings.

     We have signed letter of intents with Ticon.net, a Janesville, Wisconsin based provider of internet services, Clover Computer Corporation, an Ohio based provider of internet services, WorldTrade Network, Inc., a Houston, Texas based provider of internet services and Web One, Inc., a Kansas based provider of internet services. All four of these transactions are subject to the negotiation and execution of definitive agreements and customary closing conditions. There can be no assurances that these transactions will close.

     We have recently announced in a press release dated May 28, 2004 that we plan to acquire US1 Telecommunications, Inc., a telecommunications company that provides long distance telephone service in over 40 states. On June 22, 2004, we announced in a press release that we plan to acquire Affinity Telecom, a competitive local exchange carrier (CLEC) and long distance provider based in Bloomfield Hills, MI. Each of these transactions is subject to the signing of definitive agreements and customary closing conditions.

Business Strategy Evolution

     Mobilepro was formed in 2000 as a provider of wireless business solutions for the mobile business professional workforce. We intended to develop complete mobile information solutions that include products and services such as wireless handheld devices and Web based enterprise applications. As a solutions provider, we intended to bundle the service and the hardware device into a single offering. None of the products or services were fully developed and were not available for sale. The strategy was for Mobilepro to develop the overall designs of both the hardware and the software of the devices but to outsource the actual manufacturing and the detailed software development to existing device providers. We intended to distribute the devices with the bundled software through various distribution channels including direct sales and alliance partners with co-marketing and referrals. The Web based services were to be developed jointly with strategic development partners and maintained and operated jointly with ISP and Web-hosting partners.

     We had no sales for the year ended March 31, 2002 and did not have adequate capital funding in order to continue as a going-concern in the wireless business solutions segment. As such, we discontinued those operations in March 2002.

     Upon completion of our merger with NeoReach in April 2002, the business strategy, direction and focus of the former NeoReach became the dominant operating focus of the new Mobilepro. From April 2002 through December 2003, we focused on developing wireless modem technology for third generation wireless communications systems based worldwide wideband - code division multiple access, “W-CDMA,” standard. Third generation technology features integrated voice and data, access to high-speed Internet and intranet applications, interactive e-mail, data exchange, global roaming and full motion video transmission-all delivered to a mobile device such as a cellular phone, personal data assistant, “PDA,” or laptop. We intended to develop a base station modem including a multi-channel semiconductor integrated circuit chip and then a handset modem chip. These devices were to be based on our proprietary third proprietary third generation radio frequency technology.

     At the time of its acquisition by Mobilepro, NeoReach had several pending patent applications in the area of smart antenna technology. Those patents issued in 2002; however, we did not have the resources to commercialize the underlying technology. As we have decided to focus our efforts on developing the ZigBee chip and related wireless technologies and growing our broadband telecommunications services, we have adopted a strategy of seeking to license these patents to third parties.

     Because of the extensive resources necessary to develop the wireless modems, we decided in January 2004 to suspend development of the modems and instead focus on the development of the ZigBee chip described above. In the future, if resources are available and a market opportunity exists, we may decide to revive development of the wireless modem technology.

     Also, in December 2003, we decided to pursue a strategy of acquiring profitable broadband telecommunications providers. These acquisitions are intended to provide revenue to us and, to the extent they remain profitable, provide cash to fund development of the ZigBee chip and other projects.

     Last month we announced our new voice strategy. We believe we will be able to leverage our existing telecommunications customers and assets by cross-selling long distance service to our existing and prospective ISP customers and selling ISP service to long distance customers of certain companies we hope to acquire. We believe our strategy will enable us to increase the individual subscriber value of our customer base. We believe we can further these goals through strategic acquisitions. We further believe that we may be able to achieve higher margins in our telecommunications operations than in our ISP business, furthering our ability to achieve positive cash flow.

Item 2. Property.

     Our principal executive offices are located in approximately 1,000 square feet of office space at 6701 Democracy Blvd. Suite 300 Bethesda, MD 20817. The term of the lease is month-to-month. In addition, we currently lease approximately 2,837, 3,115, 1,566 and 3,800 square feet of office space in Hurst, Texas, Carrollton, Texas, Beaumont, Texas and Shreveport, Louisiana, respectively. These leases expire on September 1, 2004, July 31, 2004, May 1, 2006 and May 2007, respectively.

Item 3. Legal Proceedings

     We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities.

      Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “MOBL.”

     The following table sets forth the average high and low bid prices for the common stock for each calendar quarter since January 1, 2002, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. The high and low share prices reflect the effects of the 1-for-100 share reverse stock split, which occurred on May 8, 2001, and the 1-for-200 share reverse stock split, which occurred on November 6, 2001.

	Bid Price Per Share
	High	Low
2002
January 2002 – March 2002	$4.000	$0.550
April 2002 – June 2002	$1.750	$0.250
July 2002 – September 2002	$0.450	$0.140
October 2002 – December 2002	$0.180	$0.070
2003
January 2003 – March 2003	$0.110	$0.008
April 2003 – June 2003	$0.037	$0.007
July 2003 – September 2003	$0.072	$0.009
October 2003 – December 2003	$0.042	$0.0175
2004
January 2004 – March 2004	$0.131	$0.038

Stockholders

      As of June 23, 2004, we believe there were approximately 578 holders of record of our common stock.

Dividends

     We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the near future.

Equity Compensation Plan Information

     The following table sets forth certain information, as of March 31, 2004, concerning securities authorized for issuance under the Mobilepro 2001 Equity Performance Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	671,037	$0.043	4,978,963

Equity compensation plans not approved by security holders (2)	10,500,000	$0.049	N/A

Total	11,171,037	$0.049	N/A

(1)	Includes 6,000,000 shares available for issuance under Mobilepro’s 2001 Equity Performance Plan, all of which may be issued as stock options, restricted stock or stock bonuses.
(2)	Includes options to purchase 3,500,000 shares and warrants to purchase 7,000,000 shares outstanding as of March 31, 2004 that were issued by Mobilepro under non-plan options and warrants.

Mobilepro Non-Plan Option and Warrant Grants

     Options and warrants granted to six individuals outside of any equity compensation plan adopted by Mobilepro remained outstanding as of March 31, 2004 (“Non-Plan Grants”). Of these Non-Plan Grants, four were held by members of our advisory board, one was held by an executive officer of Mobilepro and one was held by a non-executive employee of Mobilepro. Such Non-Plan Grants were made pursuant to the terms of option or warrant agreements, as applicable, with each such grant authorized by the board. The Non-Plan Grants have not been approved by our stockholders.

Recent Sales of Unregistered Securities

      During the fiscal year ended March 31, 2004, we issued or granted the following unregistered securities:

     On November 26, 2003, we entered into a settlement agreement with Arne Dunhem, our former CEO. The agreement, as amended, grants Mr. Dunhem a warrant to purchase 2,000,000 shares of our common stock.

     On December 15, 2003, we entered into an Executive Employment Agreement with Jay O. Wright, our CEO, pursuant to which we granted Mr. Wright 3,000,000 shares of our common stock. Our Board of Directors subsequently determined on April 15, 2004, that it was in our best interest and in the best interest of Mr. Wright, that we grant Mr.Wright a warrant to purchase 3,682,500 shares of our common stock which also reflected the award of certain bonuses.

     On January 20, 2004, we completed our acquisition of DFW Internet Services. We paid approximately $500,000 of consideration, consisting of 18,761,726 shares of our common stock for all of the outstanding shares of DFW.

     On February 20, 2004, we entered into an Executive Employment Agreement with Kurt Gordon, our Chief Financial Officer, pursuant to which we granted Mr. Gordon a warrant to purchase 6,500,000 shares of our common stock.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

Business Strategy

     Mobilepro was formed in 2000 as a provider of wireless business solutions for the mobile business professional workforce. We intended to develop complete mobile information solutions that include products and services such as wireless handheld devices and Web based enterprise applications. As a solutions provider, we intended to bundle the service and the hardware device into a single offering. None of the products or services were fully developed and were not available for sale. The strategy was for Mobilepro to develop the overall designs of both the hardware and the software of the devices but to outsource the actual manufacturing and the detailed software development to existing device providers. We intended to distribute the devices with the bundled software through various distribution channels including direct sales and alliance partners with co-marketing and referrals. The Web based services were to be developed jointly with strategic development partners and maintained and operated jointly with ISP and Web-hosting partners.

     We had no sales for the year ended March 31, 2002 and did not have adequate capital funding in order to continue as a going-concern in the wireless business solutions segment. As such, we discontinued those operations in March 2002.

     Upon completion of our merger with NeoReach in April 2002, the business strategy, direction and focus of the former NeoReach became the dominant operating focus of the new Mobilepro. From April 2002 through December 2003, we focused on developing wireless modem technology for third generation wireless communications systems based worldwide wideband - code division multiple access, “W-CDMA,” standard. Third generation technology features integrated voice and data, access to high-speed Internet and intranet applications, interactive e-mail, data exchange, global roaming and full motion video transmission-all delivered to a mobile device such as a cellular phone, personal data assistant, “PDA,” or laptop. We intended to develop a base station modem including a multi-channel semiconductor integrated circuit chip and then a handset modem chip. These devices were to be based on our proprietary third proprietary third generation radio frequency technology.

     At the time of its acquisition by Mobilepro, NeoReach had several pending patent applications in the area of smart antenna technology. Those patents issued in 2002; however, we did not have the resources to commercialize the underlying technology. As we have decided to focus our efforts on developing the ZigBee chip and related wireless technologies and growing our broadband telecommunications services, we have adopted a strategy of seeking to license these patents to third parties.

     Because of the extensive resources necessary to develop the wireless modems, we decided in January 2004 to suspend development of the modems and instead focus on the development of the ZigBee chip described above. In the future, we may decide to revive development of the wireless modem technology if resources are available, a market opportunity exists and our business strategy is best served by doing so.

     Also, in December 2003, we decided to pursue a strategy of acquiring profitable broadband telecommunications service providers. These acquisitions are intended to provide revenue to us and, to the extent they remain profitable, provide cash to fund development of the ZigBee chip and other projects.

     On May 13, 2004, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with Cornell Capital Partners, LP (“Cornell”). The SEDA provides, generally, that Cornell will purchase up to $100 million of Common Stock over a two-year period, with the timing and amount of such purchases, if any, at the Company’s discretion. The specific terms of the SEDA arrangement are discussed below in our discussion of our liquidity and capital resources. The SEDA Line is ten times larger and, in our opinion, provides substantially better terms than the previous $10 million equity line that we had negotiated with Cornell in 2003. We also believe that we now have access to sufficient capital on better terms to build our business into a significantly larger player in the wireless technology and broadband telecommunications arenas.

     Last month we announced our new voice strategy. We believe we will be able to leverage our existing telecommunications customers and assets by cross-selling local and long distance service to our existing and prospective broadband telecommunications customers and selling ISP service to local and long distance customers of certain companies we hope to acquire. We believe our strategy will enable us to increase the individual subscriber value of our customer base. We believe we can further these goals through strategic acquisitions. We further believe that we may be able to achieve higher margins in our telecommunications operations than in our ISP business, furthering our ability to achieve positive cash flow.

     In January 2004, following our business strategy, we acquired a national internet service provider in Texas and emerged from the development stage in the fiscal quarter ending March 31, 2004.

     Subsequent to the year ended March 31, 2004, the Company has acquired additional internet service providers and entered into additional letters of intent to acquire internet service providers and telecommunication companies. The acquisitions and letters of intent continue to expand the Company’s footprint and provide additional products and services to the existing and future customer base. The Company is also exploring other transactions that will fit its business model and assist the Company in executing its business plan.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

      We had revenues of $311,355 for the year ended March 31, 2004.

     Our operating expenses for the year ended March 31, 2004 were $2,094,507, a 15.5% decrease from the prior year. Our operating expenses were $2,479,166 for the year ended March 31, 2003. Our primary expenses for the years ended March 31, 2004 and March 31, 2003, were for Professional fees and compensation expenses of $1,577,782 and $2,250,229, respectively. Of this amount, common stock issuances valuing $68,250 and $716,939 for the years ended March 31, 2004 and 2003, respectively, in lieu of cash were issued in connection with consulting fees and expenses for services rendered.

     As of March 31, 2004 the Company had $1,955,607 in cash and cash equivalents compared to $6,715 as of March 31, 2003. The increase in the cash position of the Company is primarily due to an equity line arrangement with Cornell Capital Partners, L.P., dated February 6, 2003. As of March 31, 2004, accounts payable and accrued liabilities were reduced by 52.2% to $589,819 through management’s ongoing negotiation with the Company’s vendors. Of this amount $374,616 is included in equity as a direct result of the settlements.

Operating Losses

     Our net operating loss for the year ended March 31, 2004 was $2,157,844, a 77.9% decrease from the year ended March 31, 2003. The net operating loss for the year ended March 31, 2003 was $9,771,389. These losses were incurred primarily as a result of the aforementioned incurred expenses.

     As of March 31, 2004 the Company has accumulated $15,836,828 in operating losses that may, on a limited basis, be offset against future taxable income. There are limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, as of March 31, 2004. Accordingly, the potential tax benefits of the loss carry forwards is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources:

      As of March 31, 2004, we had a total Stockholders’ Equity of $286,319 compared to a Stockholders’ Deficit of $2,109,795 as of March 31, 2003. As of March 31, 2004, the Company had $311,355 in revenues and limited liquidity or capital resources to move forward with our business plan. Our independent auditors had issued an audit opinion as of March 31, 2003 that raised substantial doubt as to our ability to continue as a going concern.

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

      On May 13, 2004, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell. The SEDA provides, generally, that Cornell will purchase up to $100 million of Common Stock over a two-year period, with the timing and amount of such purchases, if any, at the Company’s discretion. Any shares of Common Stock sold under the SEDA will be priced at a 2% discount of the two lowest volume weighted average prices for our common stock reported by Bloomberg LP with respect to the five trading days after we give notice to Cornell that we wish to sell stock to them. The Company is not permitted to draw down more than $8,000,000 in any 30-day calendar period. In addition, there are certain other conditions applicable to the Company’s ability to draw down on the SEDA including the filing and effectiveness of a registration statement registering the resale of all shares of Common Stock that may be issued to Cornell under the SEDA and the Company’s adherence with certain covenants. At the time of each draw down, the Company is obligated to pay Cornell a fee equal to 3% percent of the amount of each draw down.

      Although we have the Equity Line and SEDA funding available, it is possible that we may need and not be able to obtain additional sources of financing. The Company may need additional financing, from time to time, for the following:

  Acquisitions of one or more companies
  Investment in laboratory facilities including test and simulation equipment
  Acquisition or licensing of certain intellectual property related to the development of modems and communications semiconductor and component technology
  General working capital purposes

Employees

     As of June 23, 2004, we employ 39 full-time employees and three consultants. We anticipate that we will need additional people to fill administrative, sales and technical positions if we continue to be successful in raising capital to implement our business plan.

New Accounting Pronouncements

      We have adopted FASB Statement 128. It is not expected that we will be impacted by other recently issued standards. FASB Statement 128 presents new standards for computing and presenting earnings per share (EPS). The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

      FASB Statement 131 presents news standards for disclosures about segment reporting. We believe that due to the acquisition of DFW Internet, Inc., this accounting standard now applies to us and we will utilize segment reporting for the foreseeable future.

Inflation

      The Company’s results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

Item 7. Financial Statements

MOBILEPRO CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

MOBILEPRO CORP. AND SUBSIDIARIES
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003

Page(s)

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets as of March 31, 2004 and 2003	2-3

Consolidated Statements of Operations for the Years
Ended March 31, 2004 and 2003	4

Consolidated Statement of Changes in Stockholders’ Equity
(Deficit) for the Years Ended March 31, 2004 and 2003	5-6

Consolidated Statements of Cash Flows for the Years Ended
March 31, 2004 and 2003	7-8

Notes to Consolidated Financial Statements	9-38

BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants

High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Mobilepro Corp. and Subsidiaries
Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of Mobilepro Corp. and Subsidiaries as of March 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) . Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobilepro Corp. and Subsidiaries as of March 31, 2004 and 2003 and the results of its operations, changes in stockholders’ equity (deficit) and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
June 23, 2004

MEMBER OF:	AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND 2003

ASSETS

	2004	2003

CURRENT ASSETS
Cash and cash equivalents	$1,955,607	$6,715
Accounts receivable, net	139,553	—
Prepaid expenses and other current assets	10,983	9,518

Total Current Assets	2,106,143	16,233

Fixed assets, net of depreciation	136,498	36,469

OTHER ASSETS
Other assets	2,837	—
Intangible assets, net of amortization	300,692	—
Goodwill, net of impairment	812,003	—

	1,115,532	—

TOTAL ASSETS	$3,358,173	$52,702

The accompanying notes are an integral part of the consolidated financial statments.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
MARCH 31, 2004 AND 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	2004	2003

CURRENT LIABILITIES
Current portion of convertible debentures - officers	$—	$30,000
Current portion of note payable - Maryland Department
of Business and Economic Development	7,000	4,500
Current portion of long-term debt	51,883	—
Notes payable - bank	4,750	—
Notes payable - sellers	—	75,000
Notes payable - other	—	100,000
Convertible debentures - other	—	215,000
Equity line of credit	1,800,000	160,000
Deferred revenue	58,202	—
Accounts payable and accrued expenses	589,819	1,234,880

Total Current Liabilities	2,511,654	1,819,380

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	560,200	—
Convertible debentures - officers- net of current portion	—	247,617
Note payable - Maryland Department of Business and
Economic Development - net of current portion	—	95,500

Total Long-Term Liabilities	560,200	343,117

TOTAL LIABILITIES	3,071,854	2,162,497

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, authorized
5,000,000 shares, and 35,425 shares
issued and outstanding at March 31, 2004 and 2003,
respectively	35	35
Common stock, $.001 par value, authorized 600,000,000
shares at March 31, 2004 and 2003, and
220,493,159 and 30,175,122 shares issued and
outstanding, respectively	220,493	30,175
Additional paid-in capital	15,902,619	11,538,979
Accumulated deficits	(15,836,828)	(13,678,984)

Total Stockholder's Equity (Deficit)	286,319	(2,109,795)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,358,173	$52,702

The accompanying notes are an integral part of the consolidated financial statments.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

	2004	2003

OPERATING REVENUES
Revenue	$311,355	$—

COSTS OF REVENUES	117,349	—

GROSS PROFIT	194,006	—

OPERATING EXPENSES
Professional fees and compensation expenses	1,577,782	2,250,229
Advertising and marketing expenses	36,995	26,034
Research and development costs	1,620	8,495
General and administrative expenses	303,948	80,426
Office rent and expenses	105,142	86,068
Travel and meals expenses	48,020	12,562
Depreciation and amortization	21,000	15,352

Total Operating Expenses	2,094,507	2,479,166

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,783,152)	(2,479,166)

OTHER INCOME (EXPENSE)
Amortization of discount and interest on conversion of debt	(353,342)	(53,151)
Interest expense	(21,350)	(48,698)
Impairment of goodwill	—	(7,190,374)

Total Other Income (Expense)	(374,692)	(7,292,223)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,157,844)	(9,771,389)
Provision for Income Taxes	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(2,157,844)	$(9,771,389)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.02)	$(0.45)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	111,591,658	21,802,658

The accompanying notes are an integral part of the consolidated financial statments.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

						Additional		Net
	Common Stock		Preferred Stock			Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares		Amount	Capital	Deficit	Equity (Deficit)

BALANCE - APRIL 1, 2002	4,175,492	$4,176	35,425		$35	$3,596,613	$(3,907,595)	$(306,771)

Shares issued in merger with NeoReach acquisition	12,352,129	12,352	—		—	6,534,276	—	6,546,628

Shares issued for consulting	690,000	690	—		—	316,710	—	317,400

Shares issued for equity line conversion	784,314	784	—		—	516,863	—	517,647

Shares issued for cash	160,000	160	—		—	38,840	—	39,000

Shares issued for consulting	145,000	145	—		—	65,105	—	65,250

Shares issued for consulting	500,000	500	—		—	219,500	—	220,000

Shares issued for cash	100,000	100	—		—	24,900	—	25,000

Shares issued for cash	150,000	150	—		—	14,850	—	15,000

Shares issued for consulting	209,853	210	—		—	62,746	—	62,956

Shares issued for salary	150,000	150	—		—	14,850	—	15,000

Shares issued for services	100,000	100	—		—	24,900	—	25,000

Shares issued in escrow agreement	10,000,000	10,000	—		—	(10,000)	—	—

Shares issued for services	658,334	658	—		—	25,675	—	26,333

Shares exchanged from escrow to pay debt	—	—	—		—	93,151	—	93,151

Net loss for the year ended March 31, 2003	—	—	—		—	—	(9,771,389)	(9,771,389)

BALANCE MARCH 31, 2003	30,175,122	$30,175	35,425	$	$ 35	$11,538,979	$(13,678,984)	$(2,109,795)

The accompanying notes are an integral part of the consolidated financial statments.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

					Additional		Net
	Common Stock		Preferred Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE - APRIL 1, 2003	30,175,122	$30,175	35,425	$35	$11,538,979	$(13,678,984)	$(2,109,795)

Shares issued as compensation	350,000	350	—	—	8,400	—	8,750

Shares issued under MOU agreement	3,500,000	3,500	—	—	64,750	—	68,250

Shares issued in conversion of debentures	16,130,887	16,131	—	—	190,454	—	206,585

Shares issued in conversion of advances	17,057,971	17,058	—	—	171,942	—	189,000

Shares issued in acquisition of DFW Internet Services, Inc.	18,761,726	18,762	—	—	231,238	—	250,000

Shares issued in escrow agreement	134,517,453	134,517	—	—	3,322,240	—	3,456,757

Accounts payable settlements with vendors	—	—	—	—	374,616	—	374,616

Net loss for the year ended March 31, 2004	—	—	—	—	—	(2,157,844)	(2,157,844)

BALANCE MARCH 31, 2004	220,493,159	$220,493	35,425	$35	$15,902,619	$(15,836,828)	$286,319

The accompanying notes are an integral part of the consolidated financial statments.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

	2004	2003

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(2,157,844)	$(9,771,389)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	21,000	15,352
Common stock issued for services, compensation and
conversion of debt and loss on conversion	77,000	1,249,586
Impairment of goodwill	—	7,190,374
Amortization of discount and interest on conversion of debt	353,342	53,151
Cash received in acquisition of subsidiaries	47,756	—

Changes in assets and liabilities
(Increase) decrease in other current assets	(1,465)	13,194
Decrease in accounts receivable	17,215	—
(Decrease) in deferred revenue	(8,222)	—
Increase (decrease) in accounts payable and
and accrued expenses	(647,536)	428,938

Total adjustments	(140,910)	8,950,595

Net cash (used in) operating activities	(2,298,754)	(820,794)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for Internet Express, Inc.	(350,000)	—
Capital expenditures	(999)	—

Net cash (used in) investing activities	(350,999)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	—	79,000
Proceeds from convertible debentures-other and
equity line of credit	4,785,000	415,000
Proceeds from borrowings, net	(37,500)	—
Payments of convertible debenture - other	(50,000)
Change in convertible debentures - officers, net	(97,617)	233,355
Payments of long-term debt	(1,238)	—
Proceeds from long-term debt	—	100,000

Net cash provided by financing activities	4,598,645	827,355

The accompanying notes are an integral part of the consolidated financial statments.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

	2004	2003

NET INCREASE IN
CASH AND CASH EQUIVALENTS	1,948,892	6,561

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	6,715	154

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,955,607	$6,715

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Issuance of common stock for:
Services and compensation and conversion of debt	$77,000	$1,249,586

Conversion of equity line of credit to stock	$3,145,000	$40,000

Conversion of convertible debentures - other	$165,000	$—

Conversion of payables	$9,000	$—

Conversion of convertible debentures - other	$180,000	$—

Amortization of discount and interest on conversion of debt	$353,342	$53,151

Acquisition of DFW Internet Services, Inc.	$500,000	$—

Impairment of goodwill	$—	$7,190,374

Goodwill acquired in DFW Internet Services, Inc. acquisition	$525,185	$—

Settlement of accounts payable, and other current liabilities	$374,616	$—

Acquisition of NeoReach, Inc.

Fair value of common stock and additional paid-in
capital issued for NeoReach, Inc.	$—	$6,546,628

Acquisition of DFW Internet Services, Inc. and Internet
Ezpress, Inc.
Fair value of net assets at acquisition date	$397,756	$—
Less: Cash paid for Internet Express, Inc.	(350,000)	—

Cash received in acquisition of subsidiaries	$47,756	$—

The accompanying notes are an integral part of the consolidated financial statments.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

Mobilepro Corp., formerly Craftclick.com, Inc., was incorporated under the laws of the State of California in January 1999, as BuyIT.com, Inc. (“Buyit”). From inception through March 31, 1999, the Company engaged in preliminary activities related to the set up of an Internet auction business. On April 16, 1999, the Company entered into an Agreement and Plan of Reorganization (“Plan”) with Tecon, Inc. (“Tecon”), a Utah corporation, wherein all of the outstanding shares and subscriptions of BuyIt were exchanged for 8,500,000 shares (for the outstanding shares of common stock of Tecon), and 245,997 shares (for the outstanding subscriptions) of common stock of Tecon. At the conclusion of all the transactions contemplated in the Plan, BuyIT shareholders and subscribers owned 8,745,997 shares of total outstanding shares of 12,179,249, or 71.9%, the survivor in the aforementioned combination was Tecon. However, the name of the surviving company was changed to BuyIt.com, Inc., simultaneously with the Plan. The combination of these two entities had been accounted for as a purchase. The Company changed its name to Craftclick.com, Inc., on January 4, 2000, as a result of changing its business strategy and focus, which was to become the premier destination for buyers and sellers of arts and crafts products and supplies through the use of Internet websites. However, the Company disposed of substantially all assets in February of 2001 when secured creditors foreclosed on loans to the Company.

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

In July 2001, the Company changed its name to Mobilepro Corp.

On March 21, 2002, Mobilepro entered into an Agreement and Plan of Merger with NeoReach, Inc., a private Delaware company pursuant to which a newly-formed wholly-owned subsidiary of Mobilepro merged into NeoReach in a tax-free transaction. NeoReach is a development stage company designing modem solutions to support third generation (3G) wireless communications systems. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly-owned subsidiary of Mobilepro. On April 23, 2002, the company issued 12,352,129 shares of its common stock pursuant to the Agreement. This was a cashless transaction. The Board of Directors determined the consideration to be a fair compensation to the NeoReach shareholders. The issuance of the shares were valued at a fair value of $6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of the stock at that time.

On March 12, 2003, the Company amended its Articles of Incorporation and pursuant to a board resolution, increased the authorized level of common stock from 50,000,000 to 600,000,000. In addition, the Company increased the shares authorized under its 2001 Equity Performance Plan from 1,000,000 to 6,000,000.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

In March 2004, the Company issued 18,761,726 shares of common stock to the holders of DFW Internet Services, Inc. in a share exchange for 100% of DFW Internet Services, Inc. common stock pursuant to a Stock Purchase Agreement, dated January 19, 2004. A newly formed, wholly-owned subsidiary of Mobilepro merged into DFW Internet Services, Inc. in a tax-free exchange transaction. The merger was consummated on January 19, 2004. As a result of the merger, DFW Internet Services, Inc. is now a wholly-owned subsidiary of Mobilepro. The issuances of the shares were valued at a fair value of $500,000, based on the average 20 day closing price ($0.02665) prior to January 19, 2004.

Also, effective March 1, 2004, DFW Internet Services, Inc. acquired Internet Express, Inc., an internet service provider in southeast Texas for $650,000 in cash and promissory notes.

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Development Stage Company

From April 23, 2002 to December 31, 2003, the Company devoted substantially all of its efforts to researching and developing technology for the third generation wireless market. Before the acquisition of NeoReach, Inc., Mobilepro Corp. focused on the integration and marketing of complete mobile information solutions to the business market through strategic partnership with established firms already delivering information technology consulting, wireless service and vertical market application products and services. From this time through December 31, 2003, the Company was a development stage company.

The Company in January 2004 acquired a national internet service provider in Texas, and with this acquisition subsequently emerged from the development stage. In March 2004 and subsequent to the year ending March 31, 2004, the Company acquired additional internet service providers and entered into additional letters of intent to acquire internet service providers and telecommunication companies. The acquisitions and letters of intent continue to expand the Company’s footprint and provide additional products and services to the existing and future customer base.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 2-

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

The Company maintains cash and cash equivalents with a financial institution that periodically exceed the limit of insurability under Federal Deposit Insurance Corporation. At March 31, 2004, the cash balance exceeded the insured limits by $1,890,962.

Revenue Recognition

The Company in January 2004 emerged from the development stage with the acquisition of DFW Internet Services, Inc. and for the year ended and quarter ended March 31, 2004 recognized $311,355 in revenues. The Company, as it relates to internet services recognizes income when the services are rendered and collection is reasonably assured and recognizes deferred revenues on services the Company pre-bills.

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

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising and promotional expenses were approximately $36,995 and $26,034 for the years ended March 31, 2004 and 2003, respectively.

Fixed Assets

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets (Continued)

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

Reclassifications

Certain amounts in the March 31, 2003 financial statements were reclassified to conform to the March 31, 2004 presentation. The reclassifications in March 31, 2003 resulted in no changes to the accumulated deficits.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

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

The following is a reconciliation of the computation for basic and diluted EPS:

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

	March 31,	March 31,
	2004	2003

Net loss	$(2,157,844)	$(9,771,389)

Weighted-average common shares
Outstanding (Basic)	111,591,658	21,802,658

Weighted-average common stock
Equivalents
Stock options	–	–
Warrants	–	–

Weighted-average common shares
Outstanding (Diluted)	111,591,658	21,802,658

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for March 31, 2004 and 2003 because inclusion would have been antidilutive.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142 “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company in its acquisitions of their internet providers recognized $812,003 of goodwill. In addition, DFW Internet Services, Inc. in its acquisition of Internet Express, Inc. acquired $302,766 in other intangible assets. The Company is amortizing the other intangible assets over a fifteen year period, and has performed its annual impairment test for the goodwill and has determined that there is no impairment of the goodwill as of March 31, 2004.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123”.

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted. All options were expensed to compensation in the period granted rather than the exercise date.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Recent Accounting Pronouncements

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions.

Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company's results of operations or financial position.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Recent Accounting Pronouncements (Continued)

In June 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”(“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” but has adopted the enhanced disclosure requirements of SFAS 148.

In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Recent Accounting Pronouncements (Continued)

In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did have a significant impact on the Company's results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company' results of operations or financial position.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 3-	FIXED ASSETS

Property and equipment as of March 31, 2004 and 2003 were as follows:

	Estimated Useful Lives (Years)
		2004	2003

Furniture and fixtures	7	$9,379	$–
Machinery and equipment	5	371,437	78,261
Leasehold improvements	7	2,141	–

Vehicles	5	77,296	–

		460,253	78,261
Less accumulated depreciation		323,755	41,792

Property and equipment, net		$136,498	$36,469

There was $18,926 and $15,352 charged to operations for depreciation expense for the years ended March 31, 2004 and 2003, respectively. The Company acquired $51,821 of net fixed assets from NeoReach, Inc. in its acquisition of its subsidiary. The Company also acquired $117,956 in fixed assets during the year from DFW Internet Services, Inc. and Internet Express, Inc.

NOTE 4-

NOTE PAYABLE – MARYLAND DEPARTMENT OF BUSINESS &
ECONOMIC DEVELOPMENT

The Company entered into an agreement with the Maryland Department of Business and Economic Development (“DBED”) in the amount of $100,000, which represented DBED’s investment in the Challenge Investment Program (“CIP Agreement”) dated March 29, 2001. The term of the CIP Agreement was to extend through June 30, 2011. Beginning April 30, 2002 and continuing annually thereafter until April 30, 2011, the Company was to make a payment (the “Equity Financing Payment”) which was to equal 1% of the Company’s Aggregate Equity Financing Amount for the year immediately preceding the April 30th payment date greater than $500,000, not to exceed $300,000. The Aggregate Equity Financing Amount meant the total amount of capital raised by the Company through the sale, transfer, or exchange of its stock, options, warrants or any security convertible into its stock, options, or warrants during the calendar year immediately preceding the April 30th payment date.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 4-

NOTE PAYABLE – MARYLAND DEPARTMENT OF BUSINESS & ECONOMIC DEVELOPMENT(CONTINUED)

In March 2004, the Company reached an agreement with DBED to accept payment of $7,000 for a full release of terms relating to the CIP

Agreement. The outstanding balance at March 31, 2004 is $7,000. This payment was made by the Company in April 2004. This liability is reflected as a current liability on the consolidated balance sheet at March 31, 2004.

NOTE 5-

NOTE PAYABLE - BANK

The Company entered into a bank loan for $5,000 to purchase equipment in October 2003. The note accrued interest at an annual rate of 9% per annum and matures October 1, 2004. The balance at March 31, 2004 is $4,750.

NOTE 6-

CONVERTIBLE DEBENTURES-OTHER

The Company on May 31, 2002, entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued and sold $250,000 of convertible debentures. The debentures accrue interest at the rate of four percent (4%) per year and are convertible at the holder’s option. Holders of the debentures have certain registration rights with respect to the resale of common stock received upon conversion of the debentures. The term of the debentures is five years. As of March 31, 2004 and 2003 there was $-0- and $215,000 outstanding, respectively. All debentures were paid back in cash and common stock. The Company recognized $41,585 in amortization of discount and interest on the debt conversions.

NOTE 7-

EQUITY LINE OF CREDIT

On May 31, 2002, the Company entered into an Equity Line of Credit arrangement with Cornell Capital Partners, L.P. that was terminated on October 16, 2002 and re-entered on the same day October 16, 2002. This agreement was in turn terminated on February 6, 2003 and re-entered the same day February 6, 2003. The Equity Line of Credit provides generally, that Cornell will purchase up to $10 million of common stock over a two-year period, with the time and amount of such purchases, if any, at the Company’s discretion. Cornell Capital will purchase the shares at a 9% discount to the prevailing market price of the common stock.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 7-

EQUITY LINE OF CREDIT (CONTINUED)

There are certain conditions applicable to the Company’s ability to draw down on the $10 million Equity Line of Credit including the filing and effectiveness of a registration statement registering the resale of all shares of common stock that may be issued to Cornell under the $10 million Equity Line of Credit and the Company’s adherence with certain covenants. The registration statement became effective May 9, 2003.

In the event Cornell Capital holds more than 9.9% of the then-outstanding common stock of the Company, the Company will be unable to draw down on the $10 million Equity Line of Credit.

In the year ended March 31, 2003, the Company drew $200,000 from Cornell Capital Partners, L.P in accordance with the $10 million Equity Line of Credit and advanced 10,000,000 shares of its common stock to the escrow agent of which at March 31, 2003, 4,520,548 remained outstanding. As of March 31, 2003 there was $160,000 outstanding on the note. This amount was fully converted into shares of common stock in the quarter ended June 30, 2003 to common stock.

In the year ended March 31, 2004, the Company drew $4,785,000 from Cornell Capital Partners, L.P in accordance with the $10 million Equity Line of Credit and advanced 134,517,453 shares of its common stock to the escrow agent as part of these loans. As of March 31, 2004, $1,800,000 remains outstanding and 118,351,914 shares of common stock were converted for the year ended March 31, 2004.

NOTE 8-

LONG-TERM DEBT

Long-term Debt – Former Officers

In February, 2002, as part of the Company’s President’s private purchase of stock, the Company entered into two (2) promissory notes of $37,500 each ($75,000 total) with the seller and a related entity to the seller. These notes were due September 1, 2002 at an annual rate of 5% interest and accelerated to 15% due to nonpayment on September 1, 2002. The Company paid one of the $37,500 notes with interest in September 2003, and paid the remaining note of $37,500 in March, 2004. Interest expense on the two (2) promissory notes for the years ended March 31, 2004 and 2003 was $7,749 and $9,927, respectively.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 8-

LONG-TERM DEBT (CONTINUED)

Long-term Debt – ISP Acquisitions

DFW Internet Services, Inc. entered into four (4) promissory notes with the prior owners of Internet Express, Inc. for an aggregate principal amount of $300,000. The notes were made as of March 1, 2004 and mature March 1, 2006. DFW Internet Services, Inc. has agreed to pay a monthly amount of $5,000 inclusive of interest towards the principal balance of $300,000 with the remaining $180,000 to be paid by the maturity date. Interest on these notes will accrue at an annual rate of 6% percent per annum. The monthly payments will first be applied to interest and the remaining portion will be a reduction of the principal balance. The payments are to commence on April 1, 2004. The balance at March 31, 2004 on these promissory notes are $300,000. There is no interest expense on these notes for the year ended March 31, 2004. Of the total amount outstanding $43,800 is reflected as a current liability and the remaining $256,200 is due March 1, 2006.

Long-term Debt – Put Agreements

The Company and DFW Internet Services, Inc. and the former owners of DFW Internet Services, Inc. entered into Put Agreements as of January 19, 2004. The Put Agreements give the former owners of DFW Internet Services, Inc. the right to have the Company repurchase all, but not less than all, of the common stock issued to the former owners. The aggregate purchase price under the Put Agreement is $250,000. This put right is exercisable at anytime within 60 days after the third anniversary of the execution of the Put Agreement (March 20, 2007). The Company has classified this liability as a long-term liability on its consolidated financial statements in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FASB 150”). Pursuant to FASB 150, a financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets, such as a put option on the issuer’s equity shares that is to be physically settled or net cash settled, should be classified as a liability.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 8-

LONG-TERM DEBT (CONTINUED)

Long-term Debt – Vehicle

DFW Internet Services, Inc. entered into a note for the purchase of a company vehicle in May 2003.

The note is a three-year note that matures in April 2006 with a balloon payment of approximately $45,000. The note carries an annual percentage rate of 7.25% and the payments including interest are $932.85 per month.

The Company’s maturities over the next three years and in the aggregate are expected to be as follows:

March 31,

2005	$8,083
2006	9,000
2007	45,000

$62,083

NOTE 9-

OFFICERS ADVANCES/ CONVERTIBLE DEBENTURES - OFFICERS

The amounts represent advances to and from officers of the Company. These advances through March 31, 2003 were interest-free and were anticipated to be repaid in the next year. The advances were necessary to cover working capital deficiencies.

Pursuant to these advances, on May 16, 2003, the Company entered into two (2) separate 4% convertible debentures with two officers who advanced the Company the $277,617. The debentures are due May 15, 2005. The terms of the convertible debentures are that the Company will accrue interest at 4% per annum retroactive to the date of the advances, and that accrued interest plus the principal advanced shall be either (a) paid to the holder on the second year anniversary (May 15, 2005) or (b) converted from time to time until payment in full in accordance with the conversion terms as stipulated in the debenture. In the year ended March 31, 2004, the Company paid out $97,617 and converted the outstanding $180,000 to equity. As of March 31, 2004, there are no amounts outstanding.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 10-

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of March 31, 2004 and 2003, the Company has 600,000,000 shares of common stock authorized and 220,493,159 and 30,175,122 issued and outstanding, respectively.

Additionally, the Company has 6,000,000 shares of common stock authorized under its 2001 Equity Performance Plan.

The following details the stock transactions for the year ended March 31, 2003.

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

On May 31, 2002, the Company issued a total of 690,000 shares of its common stock to the following parties: 450,000 shares to INFe, Inc., 150,000 shares to Thomas Richfield, 60,000 shares to Francine Goodman, and 30,000 shares to Triple Crown Consulting. These shares were issued for consulting services regarding the Mobilepro-NeoReach merger. The issuance of the shares was valued at $317,400, the fair value of our stock at that time. The Company believes the value of the services provided were commensurate with the value of the stock issued. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On June 10, 2002, the Company issued a total of 784,314 shares of the common stock to the following parties: 764,706 to Cornell Capital Partners, LP and 19,708 to Westrock Advisors, Inc. These shares were issued pursuant to an equity line of credit arrangement with Cornell Capital Partners, dated May 31, 2002. The issuance of the shares was valued at $517,647, the fair value of our stock at that time. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

MOBILEPRO CORP. AND SUBSIDIARIES
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003

NOTE 10-

STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 10-

STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

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

On March 4, 2003 the Company issued 658,334 shares to Cornell Capital as a fee for a delayed filing of the SB2 registration statement. The fair value of the services was $26,333.

In the year ended March 31, 2003, the Company issued 10,000,000 shares of common stock to the escrow agent for use in raising money on the $10 million Equity Line of Credit. Of this amount, the Company converted 5,479,452 shares of common stock and converted $40,000 of debt in total and recognized $53,151 of amortization of discount and interest on debt conversions.

The following details the stock transactions for the year ended March 31, 2004.

On June 19, 2003, the Company issued 350,000 shares of common stock as compensation at a fair value of $8,750.

On July 7, 2003, pursuant to the MOU between the Company and GBH Telecom, LLC, the Company issued 3,500,000 shares of common stock valued at $68,250. As of September 30, 2003, the agreement with GBH Telecom, LLC was terminated.

Between May 2003 and August 2003, the Company issued 16,130,887 shares of common stock in conversion of $165,000 of convertible debentures.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 10-

STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

In October 2003, the Company issued 391,304 shares of common stock in conversion of $9,000 in advances that were funded to the Company.

In January 2004, the Company issued 16,666,667 shares of common stock in conversion of $180,000 in officer advances that were funded to the Company.

In March 2004, the Company issued 18,761,726 shares of common stock to the holders of DFW Internet Services’ common stock pursuant to a Stock Purchase Agreement, dated January 19, 2004. A newly formed, wholly-owned subsidiary of Mobilepro merged into DFW Internet Services, in a tax-free exchange transaction. The merger was consummated on January 19, 2004. As a result of the merger, DFW Internet Services is now a wholly-owned subsidiary of Mobilepro. The issuances of the shares were valued at a fair value of $500,000, based on the average 20-day closing price ($0.02665) prior to January 19, 2004.

In the year ended March 31, 2004, the Company issued 134,517,453 shares of common stock to the escrow agent for use in raising money on the $10 million Equity Line of Credit. Of this amount, the Company converted 118,351,914 shares of common stock and converted $3,145,000 of debt in total and recognized $311,757 of amortization of discount and interest on debt conversions.

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized and 35,378 shares of preferred stock issued and outstanding as of March 31, 2004 and 2003, respectively. There were no issuances of preferred stock during the years ended March 31, 2004 and 2003, respectively.

Additional Paid-in Capital

During the year ended March 31, 2004, the Company negotiated and settled with a number of vendors as well as note holders which resulted in a reduction of accounts payable and a conversion to equity totaling $374,616.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 10-

STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stock Options and Warrants

The Company has authorized 6,000,000 shares under the 2001 Equity Performance Plan to be issued as options to employees of the Company. In addition, the Company from time to time has issued board resolutions to issue warrants to key personnel.

Under the Black-Scholes option pricing model, the total value of the stock options granted in 2003 is charged to operations as these options are fully vested. SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages adoption of a fair-value-based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic-value method for options granted to employees and disclose pro forma net loss. 2,454,787 of these options vested as of March 31, 2004.

The following tables summarizes the activity of the Company's stock option plan:

	Year Ended
	March 31, 2004

		Weighted-
		average
	Number of	exercise
	Options	price

Outstanding – beginning of period	521,037	$.123
Granted	4,000,000	.036
Exercised	(350,000)	(.02)

Outstanding – end of period
	4,171,037	$.04819

Exercisable at end of period:	2,454,787	$.0458

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 10-

STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stock Options and Warrants (Continued)

The Company has authorized 6,000,000 shares under the 2001 Equity Performance Plan to be issued as options to employees of the Company. In addition, the Company from time to time has issued board resolutions to issue warrants to key personnel.

Under the Black-Scholes option pricing model, the total value of the stock options granted in 2003 is charged to operations as these options are fully vested. SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages adoption of a fair-value-based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic-value method for options granted to employees and disclose pro forma net loss. 2,454,787 of these options vested as of March 31, 2004.

The following tables summarizes the activity of the Company's stock option plan:

	Year Ended
	March 31, 2003

		Weighted-
		average
	Number of	exercise
	Options	price

Outstanding – beginning of period	521,037	$.123
Granted	0	.00
Exercised	0	.00

Outstanding – end of period
	521,037	$.123

Exercisable at end of period:	479,787	$.123

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, which approximates fair value, with the following weighted-average assumptions used for stock options granted in 2004; no annual dividends, volatility of 60%, risk-free interest rate of 4.50%, and expected life of 9.45 years.

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 10-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED) Stock Options and Warrants (Continued)

	Year Ended March 31,

	2004	2003

Net loss:
As reported	($2,157,844)	($9,771,389)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects Pro forma	(156,889)	(0)

	($2,314,733)	($9,771,389)
Net loss per share:
As reported:
Basic	( $0.02)	($0.45)
Diluted	($0.02)	($0.45)
Pro forma:
Basic	($0.02)	($0.45)
Diluted	($0.02)	($0.45)

The Company has issued 7,000,000 stock warrants in the year ended March 31, 2004. These warrants were issued in connection with board resolutions that the Company approved during the year.

The fair value of these warrants was estimated using the Black-Scholes pricing model with the following assumptions: interest rate 4.5%, dividend yield 0%, volatility 60% and expected life of five years.

The Company has the following warrants exercisable for the purchase of its common stock:

		Year Ended
		March 31,
Exercise
Price	Expiration Date	2004	2003

$0.032	September, 2013	500,000	–
$0.018	January 2014	6,500,000	–

		7,000,000	–

	Weighted average exercise price	$0.019	$0.00

In addition, all of these warrants are outstanding as of March 31, 2004. Additionally, prior to 2004, no warrants had been issued by the Company.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 11-

PATENTS

As of March 31, 2004, the Company filed a total of six patent applications which were pending with the U.S. Patent and Trademark Office (PTO) in the area of “Smart Antenna” technology. As of March 31, 2004, the Company had been granted approval of five patents and one patent application is still pending approval. The five approved patents are as follows:

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

As of April 8, 2004, the Company filed a patent application which is pending with the U.S. Patent and Trademark Office (PTO). The patent application describes a technology that increases integration on a semiconductor chip for wireless communications. The new design is anticipated to allow for lower cost and more compact and efficient wireless communications.

NOTE 12-

CONTINGENCY

For the year ended March 31, 2003, the Company issued its consolidated financial statements with a going concern uncertainty. Certain mitigating factors that have occurred in the year ended March 31, 2004 and subsequently, have resulted in management's ability to believe that current circumstances exist whereby the going concern uncertainty has been removed.

These mitigating factors include management receiving a commitment from Cornell Capital Partners, L.P. to provide the Company with up to $100 million in financing under certain conditions and receiving funding in the past fiscal year from Cornell Capital Partners, L.P under a prior $10 million Equity Line of Credit. In addition, the Company in its fourth fiscal quarter has completed two acquisitions of internet service providers that will bring revenues and expects to bring cash flow into the Company from operations.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 12-

CONTINGENCY (CONTINUED)

Subsequent to the year ended March 31, 2004, the Company has acquired additional internet service providers and entered into additional letters of intent to acquire internet service providers and telecommunication companies. The acquisitions and letters of intent continue to expand the Company’s footprint and provide additional products and services to the existing and future customer base. The Company is also exploring other transactions that will fit its business model and assist the Company in executing its business plan.

NOTE 13-

COMMITMENTS

In April 2002, NeoReach, Inc. established a technology alliance with Prime Circuits, Inc. Prime Circuits is a privately-held semiconductor developer based in Greenbelt, MD that specializes in ultra small, ultra low power analog, digital and hybrid chipsets. Prime Circuits’ technology is currently in use in a number of NASA applications at Goddard Space Flight Center.

As part of the alliance, NeoReach will gain access to technical knowledge, personnel and low power semiconductor technology that NeoReach believes will greatly expand its digital modem suite. This solution targets the consumer handsets and network transmission base stations to support 3G communications. As of March 31, 2004, the Company has not determined the future course of action with respect to the Alliance.

On November 8, 2002, the Company entered into a sublease agreement with Amisys, L.L.C. The term of the lease was effective December 1, 2002 and terminates December 31, 2006. The lease was terminated in 2003 and no further commitments are due under the agreement.

The Company executed a Memorandum of Understanding (MOU) under which it intended to acquire GBH Telecom, LLC (GBH) in a tax-free stock swap transaction. Upon further due diligence by management, it was determined that this transaction was not in the best interest of the Company and negotiations were terminated.

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

The Company has entered into employment agreements with key members of management and some officers. Most of these employment agreements are for a period of two years.

Compensation earned by these employees has been properly reflected in the consolidated statements of operations for the years ended March 31, 2004 and 2003, respectively.

The Company has entered into letters of intent subsequent to March 31, 2004 with various internet service providers and telecommunications companies. The letters of intent usually expire within three months of issuance (See Note 17).

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 14-

IMPAIRMENT OF GOODWILL

As part of the Company’s acquisition of its subsidiary NeoReach, Inc., the Company recognized $7,190,374 in goodwill which represented the excess of the fair value of the stock paid for the net assets received in accordance with FASB No. 142. Management has considered this goodwill to be completely impaired and is reflected in the consolidated statements of operations for the year ended March 31, 2003.

The Company in its acquisitions of their internet providers recognized $812,003 of goodwill. The Company has performed its annual impairment test for the goodwill and has determined that there is no impairment of the goodwill as of March 31, 2004.

NOTE 15-

LITIGATION/ LEGAL PROCEEDINGS

As of March 31, 2004, the Company was not party to any material legal proceedings.

Previously, the Company was party to the legal proceedings detailed below.

Mr. Tatcha Chulajata, a former employee of Mobilepro filed a formal complaint against the Company on October 29, 2002 with the State of Maryland, Department of Labor, Licensing and Regulation for a claim for unpaid wages. The employee claims a total of $49,866.67 for unpaid wages from August 2001 through October 2002. The Company settled these claims and obtained full releases on October 2, 2003 dismissing the complaints. As of March 31, 2004, there are no amounts outstanding. Any amounts that the Company was able to settle representing savings to the Company have been included in additional paid in capital as an equity contribution.

Mobilepro and NeoReach, Inc. were served on December 31, 2002 with three complaints from former employees in the United States District Court for the District of Maryland seeking relief for failure to pay wages and breach of contract. The three plaintiffs are in three separate actions seeking relief of approximately $59,334.67, $65,383.34 and $60,750.00, respectively. The Company settled these claims and obtained full releases in October 2003, dismissing the complaints. As of March 31, 2004, there are no amounts outstanding. Any amounts that the Company was able to settle representing savings to the Company have been included in additional paid in capital as an equity contribution.

Mr. Scott R. Smith, a former executive of NeoReach, Inc. filed a formal complaint against the Company on January 10, 2003 with the State of Illinois, Department of Labor for a claim for unpaid wages. The former executive claimed a total of $97,335 for unpaid wages from February 2002 through August 2002. The complaint was subsequently dismissed by the State of Illinois, Department of Labor in April 2003. The Company settled this claim and obtained a full release in October 2003, dismissing the complaint. The Company has recorded the liability on its books at March 31, 2004, and subsequently converted the liability to equity in May2004. Any amounts that the Company was able to settle representing savings to the Company have been included in additional paid in capital as an equity contribution.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 14-

LITIGATION/ LEGAL PROCEEDINGS (CONTINUED)

Virginia Tech, University of Technology Sponsored Programs, claims from the Company $87,243 for unpaid research and development work performed by the University for NeoReach during the years 2001 and 2000. Subsequent to the year ended March 31, 2004, the Company reached an agreement with the University and the Attorney General of Virginia to settle this claim and we are awaiting the formality of final approval from the Governor of Virginia. The $87,243 is currently reflected in accounts payable for the Company at March 31, 2004.

ZDG Investments, Ltd. claims from the Company as a result of the February 19, 2002 Stock Purchase Agreement between Mr. Daniel Lozinsky and ZDG Investments, Ltd. a total of $37,500. The Company settled the claim in March 2004. As of March 31, 2004, there are no amounts outstanding. Any amounts that the Company was able to settle representing savings to the Company have been included in additional paid in capital as an equity contribution.

NOTE 15-

SEGMENT INFORMATION

The Company’s reportable operating segments include, NeoReach, DFW Internet Services, Inc. and corporate. The Company allocates cost of revenues and direct operating expenses to these segments.

Operating segment data for the years ended March 31, 2004 and 2003 are as follows:

For the Year Ended March 31, 2004:

			DFW
			Internet
	Corporate	NeoReach	Services, Inc.	Total

Revenues	–	–	311,355	311,355

Direct costs of revenues	–	–	117,349	117,349

Gross profit (loss)	–	–	194,006	194,006

Operating expenses	701,758	1,116,147	138,454	1,956,359

Depreciation, amortization and impairment	353,342	14,388	6,411	374,141

Interest (net)	–	18,745	2,605	21,350

Net income (loss)	(1,055,100)	(1,149,280)	46,536	(2,157,844)

Segment assets	1,877,377	29,151	1,451,644	3,358,172

Capital expenditures, net of depreciation	–	21,881	114,616	136,497

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 16 -	SEGMENT INFORMATION (CONTINUED) For the Year Ended March 31, 2003:

			DFW
			Internet
	Corporate	NeoReach	Services, Inc.	Total

Revenues	–	–	–	–

Direct costs of revenues	–	–	–	–

Gross profit (loss)	–	–	–	–

Operating expenses	1,236,470	1,227,344	–	2,463,814

Depreciation, amortization and impairment	7,243,525	15,352	–	7,258,877

Interest (net)	10,937	37,761	–	48,698

Net income (loss)	(8,490,932)	(1,280,457)	–	(9,771,389)

Segment assets	52,702	–	–	52,702

Capital expenditures, net of depreciation	36,469	–	–	36,469

NOTE 17-

SUBSEQUENT EVENTS

As part of the March 2004 funding by Cornell Capital Partners, LP, the remaining $1,800,000 due on the $10 million Equity Line of Credit as of March 31, 2004 was converted into 11,473,761 shares of common stock subsequent to March 31, 2004.

In April 2004, the Company filed a patent application which is pending with the U.S. Patent and Trademark Office (PTO). The patent application describes a technology that increases integration on a semiconductor chip for wireless communications. The new design is anticipated to allow for lower cost and more compact and efficient wireless communications.

In April 2004, the Company signed a letter of intent to acquire the internet service provider business of Crescent Communications, Inc. in Texas. Crescent Communications, Inc. is a value-added network provider (VAN) focused on the small business and enterprise-level market segments providing industry specific end-to-end solutions for vertical markets such as healthcare. Crescent provides wireless, DSL and traditional communication technologies using several regional and national carriers. Crescent also delivers managed services from its ATM core fiber backbone network. This transaction closed in June 2004.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 17-

SUBSEQUENT EVENTS (CONTINUED)

In April 2004, the Company acquired an internet service provider, August.net Services LLC, in Texas. August.net offers complete broadband Internet access for individuals and businesses with a full range of connections including T-1 and DSL as well as hosting and collocation services. August.net's main customer base is in the Dallas / Fort Worth / Denton / North Texas market place. The company also has high-capacity circuit customers in Austin, Houston, and San Antonio.

In April 2004, the Company in accordance with the $10 million Equity Line of Credit with Cornell Capital Partners, L.P., borrowed $2,000,000. As part of this loan, the Company advanced 10,000,000 shares of its common stock to the escrow agent. As of June 23, 2004, $1,200,000 remains outstanding due to conversions of this debt to equity.

On April 15, 2004 Mr. Jay O. Wright extended his employment as the Company’s President and Chief Executive Officer. Mr. Wright’s employment is for two years under the terms of his Executive Employment Agreement with the Company.

In May 2004, the Company issued 2,000,000 shares of common stock under a settlement agreement with a former executive and issued 421,037 shares of common stock under the Company’s 2001 Equity Performance Plan to another former executive.

In May 2004, the Company signed a letter of intent to acquire an internet service provider, Ticon.net, Inc. in Wisconsin. Ticon.net offers T-1 and dial-up Internet access for individuals and businesses throughout Wisconsin. Ticon.net is based in Janesville with facilities in both Janesville and Milwaukee.

In May 2004, the Company signed a letter of intent to acquire an internet service provider, Clover Computer Corporation, in Ohio. Clover provides a full range of ISP services including dialup, fixed wireless, satellite and terrestrial broadband for individuals and businesses throughout southeastern Ohio. Clover is based in Coschocton, Ohio with offices in Cambridge, Newark, Steubenville, Youngstown and Zanesville Ohio.

On May 13, 2004, the Company entered into a $100 million Standy Equity Distribution Agreement arrangement with Cornell Capital Partners, L.P. The Standy Equity Distribution Agreement provides generally, that Cornell will purchase up to $100 million of common stock over a two-year period, with the time and amount of such purchases, if any, at the Company’s discretion. Cornell Capital will purchase the shares at a 2% discount to the prevailing market price of the common stock.

There are certain conditions applicable to the Company’s ability to draw down on the Standy Equity Distribution Agreement including the filing and effectiveness of a registration statement registering the resale of all shares of common stock that may be issued to Cornell under the Standy Equity Distribution Agreement and the Company’s adherence with certain covenants. The registration statement became effective May 27, 2004.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 17-

SUBSEQUENT EVENTS (CONTINUED)

In May 2004, the Company announced that it has formed a strategic alliance with Massively Parallel Technologies, Inc. (MPT), a privately owned corporation located in Louisville, Colorado. Under the alliance, MPT will utilize the bandwidth provisioning capability of the Company in connection with MPT's high performance computer cluster platforms. The Company will become a reseller of the MPT platform.

In May 2004, the Company signed a letter of intent to acquire a long distance provider, US1 Telecommunications, Inc., in Kansas. This company provides long distance telephone services in over 40 states.

In June 2004, the Company acquired an internet service provider, ShreveNet, Inc., in Louisiana. ShreveNet offers complete broadband and dial-up Internet access for individuals and businesses with a full range of connections including wireless, T-1 and DSL as well as hosting and collocation services. ShreveNet is based in Shreveport, Louisiana with operations in both Louisiana and Texas.

In June 2004, the Company announced the appointment of Kevin Kuykendall as president of the company's newly formed voice division.

In June 2004, the Company signed a letter of intent to acquire an internet service provider, World Trade Network, Inc., in Texas. World Trade Network is a national ISP offering extended web hosting, web browser based email and server co-location services. WT.net is based in Houston, Texas.

In June 2004, the Company, in accordance with the $100 million Standy Equity Distribution Agreement with Cornell Capital Partners, L.P., borrowed $2,000,000. As part of this loan, the Company advanced 15,000,000 shares of its common stock to the escrow agent. As of June 23, 2004, $2,000,000 remains outstanding.

In June 2004, the Company signed a letter of intent to acquire Web One, Inc., an Internet services provider based just outside Kansas City in Lenexa, Kansas. Web One is an ISP offering web site development, online data storage, template based web sites, dialup, dedicated ISDN, web hosting, co-location, T1, ADSL broadband and wireless communication services. Web One designs and implements innovative solutions to offer end-to-end solutions or to supplement existing IT departments. Web One can provide network connectivity nationwide as well as all the IT services that typical solution providers offer. Web One's main customer base is in the Kansas City area.

In June 2004, the Company signed a Development Agreement with Information and Communications University (ICU), a Korean institution with leading edge development experience in ZigBee RF design, to jointly develop the Company’s ZigBee RF transceiver chip. The Company will own 100% of all intellectual property rights under the development agreement.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 17-

SUBSEQUENT EVENTS (CONTINUED)

In June 2004, the Company signed a letter of intent to acquire Affinity Telecom, a competitive local exchange carrier (CLEC) and long distance provider based in Bloomfield Hills, Michigan. Affinity Telecom is a socially aware and community minded Communications Company that is licensed to provide telecommunication services in Michigan and northern Ohio including, local, long distance, Internet, and web hosting services. Affinity Telecom currently provides comprehensive telecommunications solutions to over 8,000 businesses and residents. Affinity Telecom differentiates itself through its marketing model and pricing strategy. Affinity Telecom markets its products by partnering with various non-profit organizations including the American Red Cross, Special Olympics and over 40 school districts throughout Michigan and northern Ohio.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 8A. Controls and Procedures

     As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

PART III

Item 9. Directors and Executive Officers of the Registrant

MANAGEMENT

      Our directors and executive officers and their ages as of June 23, 2004 are as follows:

Name	Age	Position

Jay O. Wright	34	President and Chief Executive Officer
Kurt Gordon	38	Chief Financial Officer
Kathy Moore	40	Vice President of Finance
Kevin Kuykendall	40	President, Voice Division
Jack W. Beech	33	President, DFW Internet Services, Inc.
Daniel Lozinsky	43	Director

      The following is a brief description of the background of our directors and executive officers.

Background Information

      Jay O. Wright. Jay O. Wright has served as our President and Chief Executive Officer since December 2003. From October 2001 to December 2003, Mr. Wright served as President of Bayberry Capital, Inc., a Maryland based financial consulting firm. During that time, he also served from August 2002 and May 2003 as Chief Financial Officer for Technical and Management Services Corporation where he negotiated the sale of that company to Engineered Support Systems, Inc. Between December 1999 and September 2001 Mr. Wright served as Chief Financial Officer of Speedcom Wireless Corporation, a wireless software technology company, where he helped take that company public via a “reverse merger” and subsequently obtain a Nasdaq SmallCap listing. From January 1999 to November 1999, Mr. Wright served as Senior Vice President of FinanceMatrix.com, a Hamilton, Bermuda based company focused on developing a proprietary financial software architecture to provide tax-efficient financing to sub-investment grade companies. Between May 1997 and January 1999 Mr. Wright served as an investment banker with Merrill Lynch. Prior to that he was a mergers and acquisitions attorney with Skadden, Arps, Slate, Meagher and Flom, LLP in New York and Foley & Lardner in Chicago. Mr. Wright received his Bachelor’s degree in Business from Georgetown University (summa cum laude) and a JD degree from the University of Chicago Law School.

      Kurt Gordon. Kurt Gordon has served as our Chief Financial Officer since March 2004. Between November 2003 and February 2004, he served as a consultant to us. He has over 14 years of experience in finance and operations with special focus on growing entrepreneurial environments. Between April 2000 and September 2003, Mr. Gordon was Chief Financial officer of TARGUS Information Corporation, which pioneered the development of real time intelligence providing businesses access to information about businesses and consumers who contact them by telephone, Internet and wireless devices. Gordon was a key contributor during the largest revenue and employee growth phase of that company’s history. Between March 1997 and April 2000, Mr. Gordon served in several capacities including Director of Finance for KSI Services Incorporated, a real estate acquisition and development corporation. Earlier in his career, Mr. Gordon served as a public accountant and consultant in the Entrepreneurial Services group of Ernst & Young.

      Kathy Moore. Ms. Moore was appointed Vice President of Finance and Administration in June 2004. Prior to joining Mobilepro, Ms. Moore served as Wisor Telecom's Vice President of Finance and Administration since January 2002. Prior to joining Wisor, Ms. Moore served as Vice President of Finance for NET2000 from October 1998 to December 2002, where she presided over the Corporate Finance, Business Planning, and Financial Operations teams. Prior to joining Net2000, Ms Moore held management positions in finance and planning at Qwest Communications and MCI. Ms. Moore brings over 12 years of experience in corporate finance, financial and business planning, accounting and financial operations. Ms. Moore received her BS in Accounting from George Mason University, and successfully completed her CPA examination in the State of Virginia.

      Kevin Kuykendall. Kevin Kuykendall was appointed President of our newly formed Voice Division in June 2004. Between 2002 and 2004, Mr. Kuykendall founded a company named Z&K, LLC that provided strategic planning and business acquisition advice in the telecommunications industry. Prior to founding Z&K, LLC Mr. Kuykendall founded NexGen Telecommunications, LLC and Discovery Telecommunications, Inc., in 2001 and 1998, respectively. Mr. Kuykendall served as chief executive officer of both companies until their respective sales in 2001 and 2002. Both NexGen and Discovery Telecommunications were facility based telecommunications companies focused on international and voice over IP (VoIP) connectivity. Mr. Kuykendall has over 17 years of experience in the telecommunications industry. Prior to his telecommunication experience, Mr. Kuykendall was a pitcher in the Cleveland Indians organization. Mr. Kuykendall received his bachelor's degree in business from West Oregon State University in Monmouth, Oregon.

      Jack W. Beech. Jack Beech has served as the President of our subsidiary DFW Internet Services, Inc. since its acquisition by Mobilepro in January 2004. Mr. Beech founded DFW Internet Services, Inc. in 1993 and served as its President and Chief Executive Officer until its sale to Mobilepro in January 2004. While serving as President and Chief Executive Officer of DFW, Mr. Beech has taught seminars, given presentations at conventions and appeared as a guest lecturer in colleges and events within the state of Texas to discuss his experiences and knowledge of the Internet services industry.

      Daniel Lozinsky. Mr. Daniel Lozinsky has served as Director of Mobilepro since February 2002. His term as director expires on the date that his successor is elected and qualified. Mr. Lozinsky has 18 years of management and software development experience with small and large multinational corporations. Since November 2002, Mr. Lozinsky has been advising and investing in technology companies located in the greater Washington DC area. From May 2002 to November 2002, Mr. Lozinsky served as Senior Vice President of Mobilepro. From February 2002 to May to 2002, Mr. Lozinsky served as our Chairman, President and Chief Executive Officer. From October 2001 to February 2002, Mr. Lozinsky worked as an independent strategic financial and management advisor. From March 2001 and October 2001 Mr. Lozinsky served as President and CEO of VCmed Inc. a scientific medical start-up company that was attempting to bring to the market cancer research technology developed at MIT and Harvard. From February 1999 to February 2001, Mr. Lozinsky served as a business advisor to public relations firms for international business. From April 1995 and January 1999, Mr. Lozinsky was a senior software engineer for AOL Host Systems Internet department, that allowed AOL to meet its growing Internet demands during the highest AOL’s growth period between 1996 and 1999, when the company grew from 4 million to 21 million users. He worked for AOL’s MIS (BISY) department for April 1995 and June 1996. Prior to that Mr. Lozinsky served in various engineering roles for Eastman Kodak, PaineWebber, and Merrill Lynch. Mr. Lozinsky holds MS/CS from Stevens Institute of Technology in Hoboken NJ, January 1989. He also holds BS/CS from Polytechnic Institute of NY, January 1984.

Audit Committee

      The Company does not presently have an audit committee or an audit committee financial expert on its Board of Directors. The Company had not, until recently, generated revenue from its operations nor had the financial ability to attract the requisite Board expertise.

Code of Ethics

      The Company does not presently have a Code of Business Conduct and Ethics. We expect to adopt such a Code within the next few months and will report the adoption of a Code of Business Conduct and Ethics on Form 8-K promptly thereafter.

Item 10. Executive Compensation

Executive Compensation

Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended March 31, 2004, 2003 and 2002, paid to our most highly compensated executive officers.

Summary Compensation Table

	Annual Compensation			Long Term Compensation

				Awards

Name and Principal Position	Year	Salary(1)	Bonus	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation(2)

Jay O. Wright (3)	2004	$45,500	$17,990	3,000,000	–	–
Chief Executive Officer and	2003	–	–	–	–	–
President	2002	–	–	–	–	–

Kurt Gordon (4)	2004	$13,000	$10,000	–	6,500,000	–
Chief Financial Officer	2003	–	–	–	–	–
	2002	–	–	–	–	–

Jack W. Beech (5)	2004	$36,340	$125,000	–	–	–
President, DFW Internet Services, Inc.	2003	–	–	–	–	–
	2002	–	–	–	–	–

Daniel Lozinsky	2004	$0	–	–	–	–
Former Chief Executive Officer,	2003	$0	–	–	–	–
President and Chairman	2002	$0	–	–	–	$140,250

Arne Dunhem (6)	2004	$120,000	–	–	–	–
Former Chief Executive Officer,	2003	$180,000	–	–	–	–
President and Chairman	2002	$0	–	–	–	$195,250

(1)	Mr. Wright, Mr. Gordon and Mr. Beech, each joined our Company during the Fiscal Year ended March 31, 2004. A description of their compensation packages is below.

(2)	The amounts listed represent the fair market value of the stock on the date of grant.

(3)

Mr. Jay O. Wright joined us in December 2003 as Chief Executive Officer. Mr. Wright is paid a base salary of $180,000 per year and is eligible to receive a bonus equal to 1% of the revenues for the most recent 12 month period of each acquisition made by the Company during his employment period. As of June 23, 2004, Mr. Wright also received warrants to purchase 15,182,500 shares of our common stock at an exercise price of $0.018 per share, of which 8,382,500 are fully vested. Mr. Wright also received $20,000 in connection with the warrants.

(4)

Mr. Kurt Gordon joined us in February 2004 as Chief Financial Officer. Mr. Gordon is paid a base salary of $156,000 per year and is eligible to receive a bonus equal to 1% of the revenues for the most recent 12 month period of each acquisition made by the Company during his employment period. Mr. Gordon also received a warrant to purchase up to 6,500,000 shares of common stock at an exercise price of $0.018 per share, of which 3,218,750 are fully vested.

(5)

Mr. Jack Beech joined us in January 2004 as President of our subsidiary DFW Internet Services, Inc. Mr. Beech’s services to our Company are provided under the terms of a Consulting Agreement by and among the Company, DFW Internet Services, Inc., Beech Holdings, Inc. (“ BHI”) and Mr. Beech. Through BHI, Mr. Beech is paid a consulting fee of $145,360.65 and is eligible to additional fees of up to $125,000 annually for the first three years of BHI’s engagement by the Company. Mr. Beech is also eligible to receive annual bonuses as the Board may determine from time to time. BHI was paid a $125,000 fee on January 19, 2004.

(6)	Mr. Dunhem left us in November 2003. Mr. Dunhem received his base salary through the date of his separation from the Company.

      Mr. Kevin Kuykendall joined us in June 2004 as President of our newly formed Voice Division in June 2004. Mr. Kuykendall is paid a base salary of $180,000 per year and is eligible to receive a bonus based on the occurrence of certain acquisitions and the subsequent performance of the acquired companies. Mr. Kuykendall also received an option to purchase 3,000,000 shares at an exercise price of $0.20 per share. Mr. Kuykendall is eligible to receive an option to purchase an additional 3,000,000 shares upon the occurrence of certain events related to those potential acquisitions.

      Ms. Kathy Moore joined us in June 2004 as Vice President of Finance. Ms. Moore is paid a base salary of $120,000 per year and is eligible to receive a bonus of up to 50% of her annual salary based on the Company’s financial results. Ms. Moore also received an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.20 per share, none of which are vested. The options vest ratably over twelve months.

Aggregated Option Exercises In Last Fiscal Year And Fiscal
Year-End Option Values

The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options as of the fiscal year ended March 31, 2004 by our executive officers listed in the Summary Compensation Table above.

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at March 31, 2004 (1) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at March 31, 2004 (1) Exercisable/Unexercisable

Daniel Lozinsky	0	$0	0	0
Arne Dunhem	0	$0	2,421,037 / 0	$104,104.59 / $0
Jay O. Wright	0	$0	3,482,500 / 0	$348,250 / $0
Kurt Gordon	0	$0	656,250 / 5,843,750	$53,812 / $479,187

(1)	The value of unexercised in-the-money options at fiscal year end is calculated using the last sale price of $0.10 per share as of March 31, 2004, the last trading day of fiscal year 2004 as reported on the OTC Bulletin Board.

Compensation Of Directors

      We have no standard arrangement pursuant to which our Directors are compensated for services provided as a Director.

Employment Agreements

      Mr. Jay O. Wright joined us in December 2003 as Chief Executive Officer. Mr. Wright is paid a base salary of $180,000 per year and is eligible to receive a bonus equal to 1% of the revenues for the most recent 12 month period of each acquisition made by the Company during his employment period. Mr. Wright also received warrants to purchase 15,182,500 shares of our common stock at an exercise price of $0.018 per share, of which 8,382,500 are fully vested. Mr. Wright is subject to a lock-up agreement, which prohibits Mr. Wright from selling shares until April 15, 2006, and limits his sale of shares thereafter to no more than 1 million shares per quarter. If Mr. Wright terminates his employment for Good Reason (as is defined in his employment agreement) or without Cause (as is defined in his employment agreement), Mr. Wright may be entitled to receive a lump-sum cash payment equal to nine months salary.

      Mr. Kurt Gordon joined us in February 2004 as Chief Financial Officer. Mr. Gordon is paid a base salary of $156,000 per year until such time as the Company has a “revenue run rate” of greater than $6 million at which time his base salary will become $180,000 per year. Mr. Gordon is also eligible to receive a bonus equal to 1% of the revenues for the most recent 12 month period of each acquisition made by the Company during his employment period. Mr. Gordon also received a warrant to purchase up to 6,500,000 shares of our common stock at an exercise price of $0.018 per share, of which 3,218,750 are fully vested. Mr. Gordon is subject to a lock-up agreement, which prohibits Mr. Gordon from selling shares until November 15, 2004, and limits his sale of shares thereafter to no more than 1 million shares per quarter. If Mr. Gordon terminates his agreement for Good Reason (as is defined in his employment agreement) or without Cause (as is defined in his employment agreement), Mr. Gordon may be entitled to receive a lump-sum cash payment equal to six months salary.

      Mr. Jack Beech joined us in January 2004 as President of our subsidiary DFW Internet Services, Inc. Mr. Beech’s services to our Company are provided under the terms of a Consulting Agreement by and among the Company, Beech Holdings, Inc. (“BHI”) and Mr. Beech. Through BHI, Mr. Beech is paid a base salary of $145,360.65 and is eligible to receive bonuses of up to $125,000 annually for the first three years of BHI’s engagement by the Company. Mr. Beech is also eligible to receive annual bonuses as the Board may determine from time to time. BHI was paid a $125,000 fee on January 19, 2004. If BHI terminates its agreement with us for Good Reason (as is defined in the consulting agreement) or without Cause (as is defined in the consulting agreement), BHI may be entitled to receive an additional twelve months of consulting fees.

      Mr. Kevin Kuykendall joined us in June 2004 as President of our newly formed Voice Division in June 2004. Mr. Kuykendall is paid a base salary of $180,000 per year and is eligible to receive a bonus based on the occurrence of certain acquisitions and the subsequent performance of the acquired companies. Mr. Kuykendall also received an option to purchase 3,000,000 shares at an exercise price of $0.20 per share. Mr. Kuykendall is eligible to receive an option to purchase an additional 3,000,000 shares upon the occurrence of certain events related to those potential acquisitions. If Mr. Kuykendall terminates his agreement for Good Reason (as is defined in his employment agreement) or without Cause (as is defined in his employment agreement), Mr. Kuykendall may be entitled to receive a lump-sum cash payment equal to the greater of (i) the remaining salary due under the terms of his employment agreement or (ii) twelve months salary, plus earned but unpaid bonuses. Mr. Kuykendall may also be entitled to full acceleration of his stock options.

      Ms. Kathy Moore joined us in June 2004 as Vice President of Finance. Ms. Moore is paid a base salary of $120,000 per year and is eligible to receive a bonus of up to 50% of her annual salary based on the Company’s financial results. Ms. Moore also received an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.20 per share, none of which are vested. The options vest ratably over twelve months. If Ms. Moore terminates his agreement for Good Reason (as is defined in her employment agreement) or without Cause (as is defined in her employment agreement), Ms. Moore may be entitled to receive a lump-sum cash payment equal to three months salary.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information, as of March 31, 2004, concerning securities authorized for issuance under the Mobilepro 2001 Equity Performance Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	671,037	$0.043	4,978,963

Equity compensation plans not approved by security holders (2)	10,500,000	$0.049	N/A

Total	11,171,037	$0.049	N/A

(1)	Includes 6,000,000 shares available for issuance under Mobilepro’s 2001 Equity Performance Plan, all of which may be issued as stock options, restricted stock or stock bonuses.

(2)	Includes options to purchase 3,500,000 shares and warrants to purchase 7,000,000 shares outstanding as of March 31, 2004 that were issued by Mobilepro under non-plan options and warrants.

Mobilepro Non-Plan Option and Warrant Grants

     Options and warrants granted to six individuals outside of any equity compensation plan adopted by Mobilepro remained outstanding as of March 31, 2004. Of these Non-Plan Grants, four were held by members of our advisory board, one was held by an executive officer of Mobilepro and one was held by a non-executive employee of Mobilepro. Such Non-Plan Grants were made pursuant to the terms of option or warrant agreements, as applicable, with each such grant authorized by the board. The Non-Plan Grants have not been approved by our stockholders.

Beneficial Owners

      As of June 23, 2004, other than the directors and executive officers (including our former executive officers) identified in the table under “Directors and Executive Officers” section below, no person owned beneficially more than five percent (5%) of our common stock.

Directors And Executive Officers

      The following table shows the amount of our capital stock beneficially owned by the directors and executive officers named in the Summary Compensation Table above and by all directors and executive officers as a group as of June 23, 2004. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of June 23, 2004, we had 255,914,196 shares of common stock outstanding.

		Shares
		Beneficially	Percent
Name and Address	Title of Class	Owned(1)	of Class(1)

Daniel Lozinsky 6701 Democracy Blvd., Suite 300 Bethesda, MD 20817	Common	23,083,122	9.0%

Jay O. Wright 6701 Democracy Blvd., Suite 300 Bethesda, MD 20817	Common	8,882,500	3.4%

Kurt Gordon 6701 Democracy Blvd., Suite 300 Bethesda, MD 20817	Common	3,531,250	1.2%

Arne Dunhem c/o Mobilepro Corp. 6701 Democracy Blvd., Suite 300 Bethesda, MD 20817	Common	9,651,911	3.7%

Kevin Kuykendall 6701 Democracy Blvd., Suite 300 Bethesda, MD 20817	Common	250,000	*

Kathy Moore 6701 Democracy Blvd., Suite 300 Bethesda, MD 20817	Common	83,333	*

Officers and Directors as a Group (6 Persons)	Common	45,482,116	16.7%

*	Less than 1%

(1)	Applicable percentage of ownership is based on 255,914,196 shares of common stock outstanding as of June 23, 2004, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of June 23, 2004 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 12. Certain Relationships and Related Transactions.

      On April 23, 2002, Mobilepro acquired all of the outstanding stock of NeoReach in exchange for 12,352,129 shares of its common stock. Mr. Daniel Lozinsky, currently a director of Mobilepro, was the controlling shareholder of Mobilepro at the time and owned approximately 32.5% of the outstanding stock of NeoReach. Arne Dunhem, and Ken Min were officer and shareholders of NeoReach and became officers and shareholders of Mobilepro upon the completion of the transaction.

      In July 2002, we issued a total of 160,000 shares of our common stock for the forgiveness of $39,000 of advances from Mr. Daniel Lozinsky, a director of Mobilepro.

      Two directors and officers of Mobilepro advanced a total of $277,617 to Mobilepro. Daniel Lozinsky, a Director of Mobilepro, advanced to Mobilepro during the period February 9, 2002 through June 20, 2002 a total of $155,617 as follows: $23,262 on February 9, 2002; $25,000 on February 19, 2002; $76,355 on April 25, 2002; $15,000 on May 16, 2002; $4,000 on June 3, 2002; and $12,000 on June 20, 2002, with a repayment by Mobilepro on or before March 1, 2003 at an ordinary market rate, not to exceed 5.00%. On March 15, 2004, the Company and Mr. Lozinsky entered into an agreement pursuant to which the Company paid Mr. Lozinsky $40,000 as payment and settlement in full for all prior advances. Arne Dunhem, the former President and Chief Executive Officer of Mobilepro, advanced to the Company during the period April 19, 2002 through May 6, 2002 a total of $122,000 as follows: $46,000 on April 19, 2002; $40,000 on April 25, 2002; and $36,000 on May 6, 2002, with a repayment by the Company on or before March 1, 2003 at an ordinary market rate, not to exceed 5.00%. As of May 2, 2003, the principal balance of these loans remains at $277,617 plus an interest of approximately $14,000. We have settled all prior advances owed by the Company to Mr. Dunhem through the termination agreement dated November 26, 2003 between us and Mr. Dunhem.

      We believe that each of the above referenced transactions was made on terms no less favorable to us than could have been obtained from an unaffiliated third party. Furthermore, any future transactions or loans between us and our officers, directors, principal stockholders or affiliates, and any forgiveness of such loans, will be on terms no less favorable to us than could be obtained from an unaffiliated third party, and will be approved by a majority of our directors.

Item 13. Exhibits and Reports on Form 8-K.

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger, dated June 1, 2001 , by and between CraftClick.Com, Inc. and Mobilepro Corp.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2001

2.2	Agreement and Plan of Merger, dated as of March 21, 2002, by and among Mobilepro Corp., NeoReach Acquisition Corp. and NeoReach, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 5, 2002

2.3	Agreement and Plan of Merger, dated as of January 20, 2004 , by and among Mobilepro Corp., DFWI Acquisition Corp., DFW Internet Services, Inc., Jack W. Beech, Jr. and Jack W. Beech, Sr.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2004

2.4	Agreement and Plan of Merger, dated as of March 1, 2004 , by and among DFW Internet Services, Inc., DFW Internet Acquisition Corp., Internet Express, Inc., J. Glenn Hughes and Loretta Hughes	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2004

2.5

Agreement and Plan of Merger, dated as of April 21, 2004 , by and among DFW Internet Services, Inc., DFWA Acquisition Corp., August.Net Services, LLC, Louis G. Fausak, Andrew K. Fullford, John M. Scott, Dennis W. Simpson, Andrew T. Fausak, and Gayane Manasjan

Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2004

2.6	Agreement and Plan of Merger, dated as of June 3, 2004 , by and among Mobilepro Corp., DFW Internet Services, Inc., DFWS Acquisition Corp., ShreveNet, Inc. and the stockholders identified therein	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2004

2.7	Asset Purchase Agreement, dated as of June 21, 2004 , by and among Crescent Communications, Inc. and DFW Internet Services, Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2004

Exhibit No.	Description	Location

3.1	Certificate of Incorporation, dated April 20, 2001 , of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001

3.2	Certificate of Amendment of Certificate of Incorporation of Mobilepro Corp dated November 16, 2001 .	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001

3.3	Certificate of Amendment to Certificate of Incorporation of Mobilepro Corp. dated March 11, 2003	Incorporated by reference to Exhibit 3.11 to the Registrant’s Registration Statement on Form SB-2 filed on May 6, 2003

3.4	By-Laws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001

4.1	2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001

4.2	Amended and Restated 2001 Equity Performance Plan	Provided herewith

10.1	Securities Purchase Agreement, dated May 31, 2002 , by and between Mobilepro and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.20 to the Form SB-2 Registration Statement filed on February 7, 2003

10.2	Registration Rights Agreement, dated May 31, 2002 , by and between Mobilepro and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.21 to the Form SB-2 Registration Statement filed on February 7, 2003

10.3	Escrow Agreement, dated May 31, 2002 , by and among Mobilepro, Cornell Capital Partners, LP and Wachovia, N.A.	Incorporated by reference to Exhibit 10.22 to the Form SB-2 Registration Statement filed on February 7, 2003

10.4	Debenture, dated June 3, 2002	Incorporated by reference to Exhibit 10.23 to the Form SB-2 Registration Statement filed on February 7, 2003

10.5	Equity Line of Credit Agreement, dated February 6, 2003 , by and between Mobilepro and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.24 to the Form SB-2 Registration Statement filed on February 7, 2003

10.6	Registration Rights Agreement, dated October 16, 2002 , by and between Mobilepro and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.25 to the Form SB-2 Registration Statement filed on February 7, 2003

10.7	Escrow Agreement, dated October 16, 2002 , by and among Mobilepro, Cornell Capital Partners, LP, Butler Gonzalez LLP and Wachovia, N.A.	Incorporated by reference to Exhibit 10.26 to the Form SB-2 Registration Statement filed on February 7, 2003

Exhibit No.	Description	Location

10.8	Placement Agent Agreement, dated October 16, 2002 by and among Mobilepro, Cornell Capital Partners, LP and Westrock Advisors, Inc.	Incorporated by reference to Exhibit 10.27 to the Form SB-2 Registration Statement filed on February 7, 2003

10.9

Memorandum of Understanding between NeoReach, Inc., and RF Microelectronics Laboratory of Information and Communications University, South Korea dated July 31, 2002 for opportunities to cooperate in research, particularly in RF- CMOS ASICs development for RF transceiver of third generation W-CDMA standard.

Incorporated by reference to Exhibit 10.2 to the Registrant’s amended Quarterly Report on Form 10-QSB/A filed on October 4, 2002

10.10	Confidentiality and Non-disclosure Agreement dated April 9, 2002 between NeoReach, Inc. a Delaware corporation and Prime Circuits, Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant’s amended Annual Report on Form 10-KSB/A filed on October 4, 2002

10.11	License Agreement, dated September 26, 2002 , by and between GLB Montrose LLC and NeoReach, Inc.	Incorporated by reference to Exhibit 10.30 to the Form SB-2 Registration Statement filed on February 7, 2003

10.12	Termination Agreement dated November 26, 2003, between Arne Dunhem and Mobilepro Corp.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 2004 .

10.13	Executive Employment Agreement, dated December 15, 2003 , between Jay O. Wright and Mobilepro Corp.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 2004 .

10.14	Executive Employment Agreement, dated April 15, 2004 between Jay O. Wright and Mobilepro Corp.	Incorporated by reference to Exhibit 10.15 to the Amendment to Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004 .

10.15	Executive Employment Agreement, dated February 20, 2004 between Kurt Gordon and Mobilepro Corp.	Provided herewith.

10.16	Amendment No. 1 to Termination Agreement, dated December 30, 2003 , between Arne Dunhem and Mobilepro Corp.	Incorporated by reference to Exhibit 10.17 to the Amendment to Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004 .

10.17	Amendment No. 2 to Termination Agreement, dated April 8, 2004 , between Arne Dunhem and Mobilepro Corp.	Incorporated by reference to Exhibit 10.18 to the Amendment to Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004 .

10.18	Amendment No. 3 to Termination Agreement, dated May 2, 2004 , between Arne Dunhem and Mobilepro Corp.	Incorporated by reference to Exhibit 10.19 to the Amendment to Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004 .

10.19	Standby Equity Distribution Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004 .

Exhibit No.	Description	Location

10.20	Registration Rights Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004 .

10.21	Placement Agent Agreement, dated May 13, 2004 between the Company and Newbridge Securities Corporation	Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004 .

10.22	Escrow Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004 .

10.23	Amended and Restated Executive Employment Agreement, dated June 9, 2004 between Jay O. Wright and Mobilepro Corp.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2004

10.24	Consulting Agreement by and among Mobilepro Corp., DFW Internet Services, Inc., Beech Holdings, Inc. and Jack W. Beech, Jr.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2004

10.25	Executive Employment Agreement dated June 2, 2004 between Kathleen Moore and Mobilepro Corp.	Provided herewith

10.26	Executive Employment Agreement dated June 10, 2004 between Kevin Kuykendall and Mobilepro Corp.	Provided herewith

10.27	Development Agreement by and among Mobilepro Corp., NeoReach, Inc. and Information and Communications University.	To be filed by amendment

20.1	Letter from Jay O. Wright, President and Chief Executive Officer of the Company to the Stockholders, dated June 9, 2004	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2004

21.1	Subsidiaries of Registrant	Provided herewith.

23.1	Consent of Bagell, Josephs & Company, L.L.C.	Provided herewith

31.1	Certification by Jay O. Wright, Chief Executive Officer, pursuant to Rule 13a-14(a).	Provided herewith

31.2	Certification by Kurt Gordon, Chief Financial Officer, pursuant to Rule 13a-14(a).	Provided herewith

32.1	Certification by Jay O. Wright and Kurt Gordon, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Provided herewith

b)     Reports on Form 8-K

      During our fourth quarter ended March 31, 2004, we filed with the Securities and Exchange Commission the following reports on Form 8-K:

      On February 4, 2004, we filed a Current Report on Form 8-K pursuant to Items 2 and 7 to report that we completed our acquisition of DFW Internet Services, Inc.

      On March 23, 2004, we filed a Current Report on Form 8-K/A pursuant to Item 7 to include the financial statements and pro forma financial information related to our acquisition of DFW Internet Services, Inc.

      On April 29, 2004, we filed a Current Report on Form 8-K pursuant to Items 2 and 7 to report that we completed our acquisition of Internet Express, Inc. and to include the financial statements and pro forma financial information related to that acquisition.

      On April 29, 2004, we filed a Current Report on Form 8-K pursuant to Items 2 and 7 to report that we completed our acquisition of August.net Services, LLC.

      On June 8, 2004, we filed a Current Report on Form 8-K pursuant to Items 2 and 7 to report that we completed our acquisition of ShreveNet, Inc.

      On June 15, 2004, we filed a Current Report on Form 8-K pursuant to Item 5 to report a letter that our Chief Executive Officer, Jay Wright, delivered to our shareholders.

      On June 21, 2004, we filed a Current Report on Form 8-K/A pursuant to Item 7 to include the financial statements and pro forma financial information related to our acquisition of August.net Services, LLC.

      On June 22, we filed a Current Report on Form 8-K pursuant to Items 2 and 7 to report that we completed our acquisition of certain assets of Crescent Communications, Inc.

Item 14. Principal Accountant Fees and Services.

      During the fiscal year ended March 31, 2004, the aggregate fees billed by Bagell Josephs & Company, LLC.

	2004	2003

Audit Fees	$25,237.50	$24,000

Audit Related Fees	$0	$0

Tax Fees	$2,000	$0

All Other Fees	$18,000	$0

      Audit Fees. Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the quarterly condensed consolidated financial statements and services that are normally provided by Bagell, Josephs & Company, in connection with statutory and regulatory filings or engagements.

      Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

      Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

      All Other Fees. Consists of fees for products and services other than the services reported above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILEPRO CORP.

By /s/ Jay O. Wright
_____________________________________________
Name: Jay O. Wright
Title: President and Chief Executive Officer,

Date: June 29, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jay O. Wright
	President and Chief Executive Officer	June 29, 2004
Jay O. Wright	Principal Executive Officer

/s/ Daniel Lozinsky
	Director	June 28, 2004
Daniel Lozinsky

/s/ Kurt Gordon
	Chief Financial Officer, Principal	June 29, 2004
Kurt Gordon	Financial and Principal Accounting Officer