Form 10KSB/A
period 2004-03-31
MOBILEPRO CORP
filed 2004-07-13
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on June 29, 2004, to restate the statement of operations for our fiscal year ended March 31, 2004 in order to account for a typographical error in the Statement of Operations line items "General and administrative expenses" and "Total Operating Expenses." Similar typographical corrections have been made to the "Operating expenses" and "Depreciation, amortization and impairment" line items in Note 16 to the Financial Statements. A change was also made in Item 6, in our discussion of our Overall Operating Results. We are also filing Exhibit 10.27. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update those disclosures in any way other than as required to reflect the effects of the restatement and as indicated above.

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

     Our operating expenses for the year ended March 31, 2004 were $1,783,152, a 28.1% decrease from the prior year. Our operating expenses were $2,479,166 for the year ended March 31, 2003. Our primary expenses for the years ended March 31, 2004 and March 31, 2003, were for Professional fees and compensation expenses of $1,577,782 and $2,250,229, respectively. Of this amount, common stock issuances valuing $68,250 and $716,939 for the years ended March 31, 2004 and 2003, respectively, in lieu of cash were issued in connection with consulting fees and expenses for services rendered.

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

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

	2004	2003

OPERATING REVENUES
Revenue	$311,355	$—

COSTS OF REVENUES	117,349	—

GROSS PROFIT	194,006	—

OPERATING EXPENSES
Professional fees and compensation expenses	1,577,782	2,250,229
Advertising and marketing expenses	36,995	26,034
Research and development costs	1,620	8,495
General and administrative expenses	186,599	80,426
Office rent and expenses	105,142	86,068
Travel and meals expenses	48,020	12,562
Depreciation and amortization	21,000	15,352

Total Operating Expenses	1,977,158	2,479,166

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,783,152)	(2,479,166)

OTHER INCOME (EXPENSE)
Amortization of discount and interest on conversion of debt	(353,342)	(53,151)
Interest expense	(21,350)	(48,698)
Impairment of goodwill	—	(7,190,374)

Total Other Income (Expense)	(374,692)	(7,292,223)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,157,844)	(9,771,389)
Provision for Income Taxes	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(2,157,844)	$(9,771,389)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.02)	$(0.45)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	111,591,658	21,802,658

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

NOTE 15-

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

NOTE 16-

SEGMENT INFORMATION

The Company’s reportable operating segments include, NeoReach, DFW Internet Services, Inc. and corporate. The Company allocates cost of revenues and direct operating expenses to these segments.

Operating segment data for the years ended March 31, 2004 and 2003 are as follows:

For the Year Ended March 31, 2004:

			DFW
			Internet
	Corporate	NeoReach	Services, Inc.	Total

Revenues	–	–	311,355	311,355

Direct costs of revenues	–	–	117,349	117,349

Gross profit (loss)	–	–	194,006	194,006

Operating expenses	701,758	1,115,946	138,454	1,956,158

Depreciation, amortization and impairment	353,342	14,589	6,411	374,342

Interest (net)	–	18,745	2,605	21,350

Net income (loss)	(1,055,100)	(1,149,280)	46,536	(2,157,844)

Segment assets	1,877,377	29,151	1,451,644	3,358,172

Capital expenditures, net of depreciation	–	21,881	114,616	136,497

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003

NOTE 16 -	SEGMENT INFORMATION (CONTINUED) For the Year Ended March 31, 2003:

			DFW
			Internet
	Corporate	NeoReach	Services, Inc.	Total

Revenues	–	–	–	–

Direct costs of revenues	–	–	–	–

Gross profit (loss)	–	–	–	–

Operating expenses	1,236,470	1,227,344	–	2,463,814

Depreciation, amortization and impairment	7,243,525	15,352	–	7,258,877

Interest (net)	10,937	37,761	–	48,698

Net income (loss)	(8,490,932)	(1,280,457)	–	(9,771,389)

Segment assets	52,702	–	–	52,702

Capital expenditures, net of depreciation	36,469	–	–	36,469

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

Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2004

2.6	Agreement and Plan of Merger, dated as of June 3, 2004 , by and among Mobilepro Corp., DFW Internet Services, Inc., DFWS Acquisition Corp., ShreveNet, Inc. and the stockholders identified therein	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2004

2.7	Asset Purchase Agreement, dated as of June 21, 2004 , by and among Crescent Communications, Inc. and DFW Internet Services, Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2004

Exhibit No.	Description	Location

3.1	Certificate of Incorporation, dated April 20, 2001 , of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001

3.2	Certificate of Amendment of Certificate of Incorporation of Mobilepro Corp dated November 16, 2001 .	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001

3.3	Certificate of Amendment to Certificate of Incorporation of Mobilepro Corp. dated March 11, 2003	Incorporated by reference to Exhibit 3.11 to the Registrant’s Registration Statement on Form SB-2 filed on May 6, 2003

3.4	By-Laws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001

4.1	2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001

4.2	Amended and Restated 2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2004.

10.1	Securities Purchase Agreement, dated May 31, 2002 , by and between Mobilepro and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.20 to the Form SB-2 Registration Statement filed on February 7, 2003

10.2	Registration Rights Agreement, dated May 31, 2002 , by and between Mobilepro and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.21 to the Form SB-2 Registration Statement filed on February 7, 2003

10.3	Escrow Agreement, dated May 31, 2002 , by and among Mobilepro, Cornell Capital Partners, LP and Wachovia, N.A.	Incorporated by reference to Exhibit 10.22 to the Form SB-2 Registration Statement filed on February 7, 2003

10.4	Debenture, dated June 3, 2002	Incorporated by reference to Exhibit 10.23 to the Form SB-2 Registration Statement filed on February 7, 2003

10.5	Equity Line of Credit Agreement, dated February 6, 2003 , by and between Mobilepro and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.24 to the Form SB-2 Registration Statement filed on February 7, 2003

10.6	Registration Rights Agreement, dated October 16, 2002 , by and between Mobilepro and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.25 to the Form SB-2 Registration Statement filed on February 7, 2003

10.7	Escrow Agreement, dated October 16, 2002 , by and among Mobilepro, Cornell Capital Partners, LP, Butler Gonzalez LLP and Wachovia, N.A.	Incorporated by reference to Exhibit 10.26 to the Form SB-2 Registration Statement filed on February 7, 2003

Exhibit No.	Description	Location

10.8	Placement Agent Agreement, dated October 16, 2002 by and among Mobilepro, Cornell Capital Partners, LP and Westrock Advisors, Inc.	Incorporated by reference to Exhibit 10.27 to the Form SB-2 Registration Statement filed on February 7, 2003

10.9

Memorandum of Understanding between NeoReach, Inc., and RF Microelectronics Laboratory of Information and Communications University, South Korea dated July 31, 2002 for opportunities to cooperate in research, particularly in RF- CMOS ASICs development for RF transceiver of third generation W-CDMA standard.

Incorporated by reference to Exhibit 10.2 to the Registrant’s amended Quarterly Report on Form 10-QSB/A filed on October 4, 2002

10.10	Confidentiality and Non-disclosure Agreement dated April 9, 2002 between NeoReach, Inc. a Delaware corporation and Prime Circuits, Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant’s amended Annual Report on Form 10-KSB/A filed on October 4, 2002

10.11	License Agreement, dated September 26, 2002 , by and between GLB Montrose LLC and NeoReach, Inc.	Incorporated by reference to Exhibit 10.30 to the Form SB-2 Registration Statement filed on February 7, 2003

10.12	Termination Agreement dated November 26, 2003, between Arne Dunhem and Mobilepro Corp.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 2004 .

10.13	Executive Employment Agreement, dated December 15, 2003 , between Jay O. Wright and Mobilepro Corp.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 2004 .

10.14	Executive Employment Agreement, dated April 15, 2004 between Jay O. Wright and Mobilepro Corp.	Incorporated by reference to Exhibit 10.15 to the Amendment to Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004 .

10.15	Executive Employment Agreement, dated February 20, 2004 between Kurt Gordon and Mobilepro Corp.	Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2004.

10.16	Amendment No. 1 to Termination Agreement, dated December 30, 2003, between Arne Dunhem and Mobilepro Corp.	Incorporated by reference to Exhibit 10.17 to the Amendment to Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004 .

10.17	Amendment No. 2 to Termination Agreement, dated April 8, 2004 , between Arne Dunhem and Mobilepro Corp.	Incorporated by reference to Exhibit 10.18 to the Amendment to Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004 .

10.18	Amendment No. 3 to Termination Agreement, dated May 2, 2004 , between Arne Dunhem and Mobilepro Corp.	Incorporated by reference to Exhibit 10.19 to the Amendment to Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004 .

10.19	Standby Equity Distribution Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004 .

Exhibit No.	Description	Location

10.20	Registration Rights Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004 .

10.21	Placement Agent Agreement, dated May 13, 2004 between the Company and Newbridge Securities Corporation	Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004 .

10.22	Escrow Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004 .

10.23	Amended and Restated Executive Employment Agreement, dated June 9, 2004 between Jay O. Wright and Mobilepro Corp.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2004

10.24	Consulting Agreement by and among Mobilepro Corp., DFW Internet Services, Inc., Beech Holdings, Inc. and Jack W. Beech, Jr.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2004

10.25	Executive Employment Agreement dated June 2, 2004 between Kathleen Moore and Mobilepro Corp.	Incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-KSB filed on June 29, 2004.

10.26	Executive Employment Agreement dated June 10, 2004 between Kevin Kuykendall and Mobilepro Corp.	Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2004.

10.27	Development Agreement by and among Mobilepro Corp., NeoReach, Inc. and Information and Communications University.	Provided herewith

20.1	Letter from Jay O. Wright, President and Chief Executive Officer of the Company to the Stockholders, dated June 9, 2004	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2004

21.1	Subsidiaries of Registrant	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2004.

23.1	Consent of Bagell, Josephs & Company, L.L.C.	Provided herewith

31.1	Certification by Jay O. Wright, Chief Executive Officer, pursuant to Rule 13a-14(a).	Provided herewith

31.2	Certification by Kurt Gordon, Chief Financial Officer, pursuant to Rule 13a-14(a).	Provided herewith

32.1	Certification by Jay O. Wright and Kurt Gordon, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Provided herewith

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Restated Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILEPRO CORP.

By /s/ Jay O. Wright
_____________________________________________
Name: Jay O. Wright
Title: President and Chief Executive Officer,

Date: July 9, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this restated Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jay O. Wright
	President and Chief Executive Officer	July 9, 2004
Jay O. Wright	Principal Executive Officer

/s/ Daniel Lozinsky
	Director	July 13, 2004
Daniel Lozinsky

/s/ Kurt Gordon
	Chief Financial Officer, Principal	July 9, 2004
Kurt Gordon	Financial and Principal Accounting Officer