Form 10QSB
period 2004-06-30
MOBILEPRO CORP
filed 2004-08-13
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2004

Commission File Number 002-97869-D_

MOBILEPRO CORP.

(Exact name of registrant as specified in charter)

DELAWARE	87-0419571

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6701 Democracy Boulevard, Suite 300, Bethesda, MD	20817

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(301) 315-9040

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 13, 2004, the Company had outstanding 255,914,196 shares of its common stock, $0.001 par value share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2004 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,796,839
Restricted cash	75,000
Accounts receivable, net	786,636
Investment	150,000
Prepaid expenses and other current assets	151,075

Total Current Assets	2,959,550

Fixed assets, net of depreciation	618,430

OTHER ASSETS
Other assets	2,837
Deferred financing fees, net of amortization	1,686,667
Customer lists, net of impairment	200,000
Intangible assets, net of amortization	294,471
Goodwill, net of impairment	4,462,469

6,646,444

TOTAL ASSETS	$10,224,424

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
JUNE 30, 2004 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of long-term debt	$922,022
Notes payable - bank	4,750
Liability for stock to be issued	190,000
Equity line of credit	3,000,000
Deferred revenue	448,139
Accounts payable and accrued expenses	743,061

Total Current Liabilities	5,307,972

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	496,340

Total Long-Term Liabilities	496,340

TOTAL LIABILITIES	5,804,312

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized
and 35,425 shares issued and outstanding	35
Common stock, $.001 par value, 600,000,000 shares authorized and 255,914,196 shares issued and outstanding	255,914
Additional paid-in capital	20,758,430
Accumulated deficits	(16,594,267)

Total Stockholder's Equity (Deficit)	4,420,112

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,224,424

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

	2004	2003

OPERATING REVENUES
Revenue	$1,170,164	$—

COSTS OF REVENUES	357,939	—

GROSS PROFIT	812,225	—

OPERATING EXPENSES
Professional fees and compensation expenses	910,051	221,716
Advertising and marketing expenses	55,378	8,490
Research and development costs	324	1,095
General and administrative expenses	201,118	20,414
Office rent and expenses	27,409	15,856
Travel and meals expenses	32,974	—
Depreciation and amortization	113,277	3,647

Total Operating Expenses	1,340,531	271,218

LOSS BEFORE OTHER INCOME (EXPENSE)	(528,306)	(271,218)

OTHER INCOME (EXPENSE)
Amortization of discount and interest on conversion of debt	(217,234)	(100,199)
Interest expense	(11,899)	(5,983)
Total Other Income (Expense)	(229,133)	(106,182)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(757,439)	(377,400)
Provision for Income Taxes	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(757,439)	$(377,400)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	232,277,996	43,740,975

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

	2004	2003

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(757,439)	$(377,400)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	113,277	3,647

Common stock issued for services, compensation, deferred financing fees, conversion of debt and loss on conversion	—	8,750
Noncash investment for consulting services	(150,000)	—
Amortization of discount and interest on conversion of debt	217,234	100,199
Cash received in acquisition of subsidiaries	25,987	—

Changes in assets and liabilities
(Increase) in other current assets	(50,928)	—
(Increase) in accounts receivable	(90,157)	—
(Decrease) in deferred revenue	(17,110)	—
Increase in accounts payable and and accrued expenses	54,911	87,505

Total adjustments	103,214	200,101

Net cash (used in) operating activities	(654,225)	(177,299)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions	(3,404,767)	—
Capital expenditures	(68,054)	—

Net cash (used in) investing activities	(3,472,821)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	23,999	—
Proceeds from convertible debentures-other and equity line of credit	4,000,000	205,000
Change in convertible debentures - officers, net	—	(2,000)
Payments of long-term debt	(55,721)	—
Net cash provided by financing activities	3,968,278	203,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

	2004	2003

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(158,768)	25,701

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,955,607	6,715

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,796,839	$32,416

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Issuance of common stock for:
Services and compensation and conversion of debt	$—	$8,750

Conversion of equity line of credit to stock	$2,800,000	$220,000

Conversion of convertible debentures - other	$—	$45,000

Conversion of payables	$90,000	$—

Deferred financing fees	$1,760,000	$—

Amortization of discount and interest on conversion of debt	$217,234	$100,199

Liability for stock to be issued	$190,000	$—

Goodwill acquired in DFW Internet Services, Inc. acquisitions	$3,567,341	$—

Acquisition of DFW Internet Services, Inc. subsidiaries
Fair value of net assets at acquisition date	$3,430,754	$—
Less: Cash paid for subsidiaries	(3,404,767)	—

Cash received in acquisition of subsidiaries	$25,987	$—

Note payable in escrow	$75,000	$—

Investment for consulting services	$150,000	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

Mobilepro Corp. a Delaware corporation as of June 1, 2001 merged into Craftclick.com, Inc. with Craftclick being the surviving corporation and the Certificate of Incorporation and By Laws of Craftclick being the constituent documents of the surviving corporation. In July 2001, the Company changed its name to Mobilepro Corp.

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

On March 12, 2003, the Company amended its Certificate of Incorporation and pursuant to a board resolution, increased the authorized level of common stock from 50,000,000 to 600,000,000. The Company subsequently increased the shares authorized under its 2001 Equity Performance Plan from 1,000,000 to 6,000,000.

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

In March 2004, DFW Internet Services, Inc. acquired Internet Express, Inc., an Internet service provider in southeast Texas for $650,000 in cash and promissory notes.

In April 2004, DFW Internet Services, Inc. acquired August.net Services LLC, an Internet service provider in Texas for $1,730,000 in cash and promissory notes.

In June 2004, DFW Internet Services, Inc. acquired ShreveNet, Inc., an internet service provider in Louisiana for $1,250,000 in cash and common stock which will be issued in the Company’s fiscal second quarter, and is reflected as a liability for stock to be issued at June 30, 2004.

In June 2004, DFW Internet Services, Inc. acquired certain assets of Crescent Communications, Inc., an Internet service provider in Houston for $1,194,767 in cash and a promissory note.

In June 2004, the Company acquired US1 Telecommunications, Inc., a long distance provider in Kansas for $200,000 in cash and promissory notes.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

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

The Company maintains cash and cash equivalents with a financial institution that exceeds the limit of insurability under Federal Deposit Insurance Corporation. However, due to management’s belief about the financial strength of Bank of America, management does not believe the risk of keeping deposits in excess of federal deposit limits at Bank of America to be a material risk.

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

The Company, in addition to its ISP services, from time to time provides consulting services. During the three months ended June 30, 2004, the Company generated $150,000 in revenue from consulting services. Compensation for these services was received in the form of common stock from a computer technology in Maryland and is recorded on the balance sheet as an investment.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising and promotional expenses were approximately $55,378 and $8,490 for the three months ended June 30, 2004 and 2003, respectively.

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

Reclassifications

Certain amounts in the June 30, 2003 financial statements were reclassified to conform to the June 30, 2004 presentation. The reclassifications in June 30, 2003 resulted in no changes to the accumulated deficits.

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

Segment Information

The Company follows the provisions of SFAS No. 131, “ Disclosures about Segments of an Enterprise and Related Information ”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

Deferred Financing Fees

The Company, in May 2004, issued 8,000,000 shares of common stock with a value of $1,760,000 in connection with its Standby Equity Distribution Agreement. These shares were issued as financing fees to complete the transaction. The agreement runs for a period of 24-months and the Company will amortize this fee over that period of time. The Company incurred $73,333 in amortization expense for the three months ended June 30, 2004.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be anti-dilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30, 2004	June 30, 2003

Net loss	($757,439)	($377,400)

Weighted-average common shares
Outstanding (Basic)	232,277,996	43,740,975

Weighted-average common stock
Equivalents

Stock options	—	—
Warrants	—	—

Weighted-average common shares
Outstanding (Diluted)	232,277,996	43,740,975

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for June 30, 2004 and 2003 because inclusion would have been anti-dilutive.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142 “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company in its acquisitions of their Internet providers recognized $4,462,469 of goodwill. In addition, DFW Internet Services, Inc. in its acquisition of Internet Express, Inc. acquired $302,766 in other intangible assets. The Company is amortizing the other intangible assets over a fifteen-year period, and has performed its annual impairment test for the goodwill and has determined that there is no impairment of the goodwill as of June 30, 2004.

Investment

The Company on June 29, 2004 entered into a Business Development Agreement with a company in Maryland whereby the Company will provide consulting services to the Maryland company in exchange for a 5% ownership in the company. The value of the investment is $150,000 and is reflected in the condensed consolidated balance sheet at June 30, 2004.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “ Accounting for Stock Issued to Employees ”, and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, “ Accounting for Stock-Based Compensation ” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123”.

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

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “ Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Recent Accounting Pronouncements

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required.

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

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

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

In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did have a significant impact on the Company's results of operations or financial position.

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

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 3-	FIXED ASSETS

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

There was $33,723 and $3,647 charged to operations for depreciation expense for the three months ended June 30, 2004 and 2003, respectively. The Company acquired $543,450 in fixed assets from DFW Internet Services, Inc., Internet Express, Inc., August.net Services LLC, ShreveNet, Inc., Crescent Communications, Inc. and US1 Telecommunications, Inc.

NOTE 4-	LIABILITY FOR STOCK TO BE ISSUED

In June 2004, DFW Internet Services, Inc. acquired ShreveNet, Inc., an internet service provider in Louisiana for cash and equity. The Company is obligated to issue 878,816 shares of common stock to the shareholders of ShreveNet, Inc. in exchange for $190,000 equity portion of the acquisition price. The issuances of the shares were valued at a fair value of $190,000 based on the average 20 day closing price ($0.2162) prior to June 3, 2004. The balance on the unpaid shares at June 30, 2004 is $190,000.

NOTE 5-	NOTE PAYABLE – MARYLAND DEPARTMENT OF BUSINESS & ECONOMIC DEVELOPMENT

The Company entered into an agreement with the Maryland Department of Business and Economic Development (“DBED”) in the amount of $100,000, which represented DBED’s investment in the Challenge Investment Program (“CIP Agreement”) dated March 29, 2001. The term of the CIP Agreement was to extend through June 30, 2011. Beginning April 30, 2002 and continuing annually thereafter until April 30, 2011, the Company was to make a payment (the “Equity Financing Payment”) which was to equal 1% of the Company’s Aggregate Equity Financing Amount for the year immediately preceding the April 30 th payment date greater than $500,000, not to exceed $300,000. The Aggregate Equity Financing Amount meant the total amount of capital raised by the Company through the sale, transfer, or exchange of its stock, options, warrants or any security convertible into its stock, options, or warrants during the calendar year immediately preceding the April 30 th payment date.

In March 2004, the Company reached an agreement with DBED to accept payment of $7,000 for a full release of terms relating to the CIP. This payment was made by the Company in April 2004. The outstanding balance at June 30, 2004 is $0.

NOTE 6-	NOTE PAYABLE - BANK

The Company entered into a bank loan for $5,000 to purchase equipment in October 2003. The note accrued interest at an annual rate of 9% per annum and matures October 1, 2004. The balance at June 30, 2004 is $4,750.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 7-	STANDBY EQUITY DISTRIBUTION AGREEMENT AND EQUITY LINE OF CREDIT

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

In the three months ended June 30, 2003, the Company drew $235,000 from Cornell Capital Partners, L.P in accordance with the $10 million Equity Line of Credit and advanced 30,000,000 shares of its common stock to the escrow agent as part of these loans. As of June 30, 2003 there was $140,000 outstanding and 26,351,586 shares of common stock were converted for the three months ended June 30, 2003.

In the three months ended June 30, 2004, the Company drew $2,000,000 from Cornell Capital Partners, L.P in accordance with the $10 million Equity Line of Credit and advanced 10,000,000 shares of its common stock to the escrow agent as part of these loans. As of June 30, 2004, $1,000,000 remains outstanding and 18,298,438 shares of common stock were converted for the three months ended June 30, 2004.

On May 13, 2004, the Company entered into a $100 million Standby Equity Distribution Agreement arrangement with Cornell Capital Partners, L.P. The Standby Equity Distribution Agreement provides generally, that Cornell will purchase up to $100 million of common stock over a two-year period, with the time and amount of such purchases, if any, at the Company’s discretion. Cornell Capital will purchase the shares at a 2% discount to the prevailing market price of the common stock.

There are certain conditions applicable to the Company’s ability to draw down on the Standby Equity Distribution Agreement including the filing and effectiveness of a registration statement registering the resale of all shares of common stock that may be issued to Cornell under the Standby Equity Distribution Agreement and the Company’s adherence with certain covenants. The registration statement became effective May 27, 2004.

In the event Cornell Capital holds more than 9.9% of the then-outstanding common stock of the Company, the Company will be unable to draw down on the $100 million Standby Equity Distribution Agreement.

In the three months ended June 30, 2004, the Company drew $2,000,000 from Cornell Capital Partners, L.P, in accordance with the $100 million Standby Equity Distribution Agreement and advanced 15,000,000 shares of its common stock to the escrow agent as part of these loans. As of June 30, 2004, $2,000,000 remains outstanding and -0- shares of common stock were converted for the three months ended June 30, 2004.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 8-	LONG-TERM DEBT

Long-term Debt – ISP Acquisitions

DFW Internet Services, Inc. entered into four (4) promissory notes with the prior owners of Internet Express, Inc. for an aggregate principal amount of $300,000. The notes were made as of March 1, 2004 and mature March 1, 2006. DFW Internet Services, Inc. has agreed to pay a monthly amount of $5,000 inclusive of interest towards the principal balance of $300,000 with the remaining $180,000 to be paid by the maturity date. Interest on these notes will accrue at an annual rate of 6% percent per annum. The monthly payments will first be applied to interest and the remaining portion will be a reduction of the principal balance. The payments commenced on April 1, 2004. The balance at June 30, 2004 on these promissory notes is $257,800. The interest expense on these notes for the three months ended June 30, 2004 is $5,125. Of the total amount outstanding $61,800 is reflected as a current liability and the remaining $196,000 is due March 1, 2006.

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

The note is a three-year note that matures in April 2006 with a balloon payment of approximately $45,000. The note carries an annual percentage rate of 7.25% and the payments including interest are $933 per month.

The Company’s maturities over the next three years and in the aggregate are expected to be as follows:

June 30, 2004

2005	$11,194
2006	50,340

$61,534

Long-term Debt – Telecom

The Company acquired US1 Telecommunications, Inc. and in accordance with the agreement, was required to put into escrow $75,000, which is due and payable to the former owner within 5 months of the closing (which was May 31, 2004), provided the subsidiary performs as indicated in the agreement. The Company has classified this $75,000 it has funded as restricted cash in the condensed consolidated balance sheet.

Long-term Debt – Crescent

The Company incurred a note in the amount of $250,000 in its acquisition of Crescent Communications, Inc. The amounts accrue interest at 6%, and is due in monthly payments over a twelve month period. Payments commenced in July 2004.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 9-	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of June 30, 2004, the Company has 600,000,000 shares of common stock authorized and 255,914,196 issued and outstanding.

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

In the year ended March 31, 2004, the Company issued 134,517,453 shares of common stock to the escrow agent for use in raising money on the $10 million Equity Line of Credit. The Company also converted $3,145,000 of debt into 118,351,914 shares of common stock and recognized $311,757 of amortization of discount and interest on debt conversions relating to the $10 million Equity Line of Credit.

The following details the stock transactions for the three months ended June 30, 2004.

In May 2004, the Company issued 2,000,000 shares of common stock under a settlement agreement with a former executive, valued at $90,000 and issued 421,037 shares of common stock under the Company’s 2001 Equity Performance Plan to another former executive for cash of $23,999.

In June 2004, the Company issued 8,000,000 shares of common stock for fees associated with the $100 million Standby Equity Distribution Agreement valued at $1,760,000 and is reflected as a deferred financing fee on the condensed consolidated balance sheet.

In the three months ended June 30, 2004, the Company issued 10,000,000 shares of common stock to the escrow agent for use in raising money on the $10 million Equity Line of Credit. The Company also converted $2,800,000 of debt into 18,298,438 shares of common stock and recognized $217,234 of amortization of discount and interest on debt conversions relating to the $10 million Equity Line of Credit.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 9-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

the three months ended June 30, 2004, the Company issued 15,000,000 shares of common stock to the escrow agent for use in raising money on the $100 million Standby Equity Distribution Agreement. The Company also converted $-0- of debt into -0- shares of common stock and recognized $-0- of amortization of discount and interest on debt conversions relating to the $100 million Standby Equity Distribution Agreement.

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized and 35,378 shares of preferred stock issued and outstanding as of June 30, 2004. There were no issuances of preferred stock during the three months ended June 30, 2004.

Stock Options and Warrants

The Company has authorized 6,000,000 shares under the 2001 Equity Performance Plan to be issued as options to employees of the Company. In addition, the Company from time to time has issued board resolutions to issue warrants to key personnel.

Under the Black-Scholes option pricing model, the total value of the stock options granted is charged to operations.. SFAS No. 123, “ Accounting for Stock-Based Compensation ”, encourages adoption of a fair-value-based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic-value method for options granted to employees and disclose pro forma net loss. Of the 8,471,037 options outstanding at June 30, 2004, 3,354,787 of these options are vested.

The following tables summarizes the activity of the Company's stock option plan for the three months ended June 30, 2004:

	Number of Options	Weighted-Average Exercise Price

Outstanding – beginning of period	4,171,037	$0.4819
Granted	4,300,000	0.1963
Exercised	—
Outstanding – end of period	8,471,037	0.1234

Exercisable at end of period	3,354,787	0.0484

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, which approximates fair value, with the following weighted-average assumptions used for stock options granted in 2004; no annual dividends, volatility of 60%, risk-free interest rate of 4.50%, and expected life of 9.58 years.

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below for the three months ended June 30, 2004:

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 9-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stock Options and Warrants (Continued)

Net loss:

As reported	($757,439)

Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,595,592)

Pro forma	(5,353,031)

Net loss per share:

As reported:
Basic	($.00)
Diluted	($.00)

Pro forma:
Basic	($.02)
Diluted	($.02)

The Company has issued 23,603,537 stock warrants in the three months ended June 30, 2004. The total warrants outstanding at June 30, 2004 are 30,603,537. These warrants were issued in connection with board resolutions that the Company approved.

The fair value of these warrants was estimated using the Black-Scholes pricing model with the following assumptions: interest rate 4.5%, dividend yield 0%, volatility 60% and expected life of ten years.

The Company has the following warrants exercisable for the purchase of its common stock as of June 30, 2004:

Exercise Price	Exercise Date	Exercisable Warrants

$.029	November, 2008	2,421,037
$.032	September, 2013	500,000
$.018	April, 2014	21,182,500
$.018	January, 2014	6,500,000

		30,603,537
	Weighted average exercise price	$0.019

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 10-	PATENTS

As of June 30, 2004, the Company filed a total of seven patent applications which were pending with the U.S. Patent and Trademark Office (PTO) in the areas of “Smart Antenna” technology and RF Transceiver Chip Design for "Low Noise Amplifier for wireless communications". As of June 30, 2004, the Company had been granted approval of five patents and two patent applications are still pending approval. The five approved patents are as follows:

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

“Improvement of PN Code Chip Time Tracking with Smart Antenna”, a patent application is pending – awaiting first Office Action from Patent Office.

"Low Noise Amplifier for wireless communications", a patent application is pending with the U.S. Patent and Trademark Office (PTO). The patent application describes a technology that increases integration on a semiconductor chip for wireless communications. The new design is anticipated to allow for lower cost and more compact and efficient wireless communications.

NOTE 11-	CONTINGENCY

Certain mitigating factors that have occurred in the year ended March 31, 2004 and subsequently, which resulted in management's ability to believe that current circumstances exist whereby the going concern uncertainty has been removed.

These mitigating factors include management receiving a commitment from Cornell Capital Partners, L.P. to provide the Company with up to $100 million in financing under certain conditions and receiving funding in the past fiscal year from Cornell Capital Partners, L.P under a prior $10 million Equity Line of Credit. In addition, the Company completed two acquisitions in its fourth fiscal quarter ending March 31, 2004 and completed four acquisitions in its first fiscal quarter ending June 30, 2004 of internet service providers an a telecommunications company that will bring revenues and expects to bring cash flow into the Company from operations.

In the three months ended June 30, 2004, the Company has acquired additional Internet service providers and a telecommunication company and entered into additional letters of intent to acquire Internet service providers and telecommunication companies. The acquisitions and letters of intent continue to expand the Company’s footprint and provide additional products and services to the existing and future customer base. The Company is also exploring other transactions that will fit its business model and assist the Company in executing its business plan.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 12-	COMMITMENTS

On April 15, 2004 Mr. Jay O. Wright extended his employment as the Company’s President and Chief Executive Officer. Mr. Wright’s employment is for two years under the terms of his Executive Employment Agreement with the Company.

The Company has entered into employment agreements with other key members of management. Most of these employment agreements are for a period of two years.

Compensation earned by these employees has been properly reflected in the consolidated statements of operations for the three months ended June 30, 2004 and 2003, respectively.

In May 2004, the Company signed a letter of intent to acquire an Internet service provider, Ticon.net, Inc. in Wisconsin. Ticon.net offers T-1 and dial-up Internet access for individuals and businesses throughout Wisconsin. Ticon.net is based in Janesville with facilities in both Janesville and Milwaukee. Subsequent to June 30, 2004, the Company completed the acquisition of Ticon.net (See Note 16).

In May 2004, the Company signed a letter of intent to acquire an Internet service provider, Clover Computer Corporation, in Ohio. Clover provides a full range of ISP services including dialup, fixed wireless, satellite and terrestrial broadband for individuals and businesses throughout southeastern Ohio. Clover is based in Coshocton, Ohio with offices in Cambridge, Newark, Steubenville, Youngstown and Zanesville Ohio. Subsequent to June 30, 2004, the Company completed the acquisition of Clover (See Note 16).

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

In June 2004, the Company signed a letter of intent to acquire Web One, Inc., an Internet services provider based just outside Kansas City in Lenexa, Kansas. Web One is an ISP offering web site development, online data storage, template based web sites, dialup, dedicated ISDN, web hosting, co-location, T1, ADSL broadband and wireless communication services. Web One designs and implements innovative solutions to offer end-to-end solutions or to supplement existing IT departments. Web One can provide network connectivity nationwide as well as all the IT services that typical solution provider’s offer. Web One's main customer base is in the Kansas City area.

In June 2004, the Company signed a Development Agreement with Information and Communications University (ICU), a Korean institution with leading edge development experience in ZigBee RF design, to jointly develop the Company’s ZigBee RF transceiver chip. The Company will own 100% of all intellectual property rights under the development agreement.

In June 2004, the Company signed a letter of intent to acquire Affinity Telecom, a competitive local exchange carrier (CLEC) and long distance provider based in Bloomfield Hills, Michigan. Affinity Telecom is a socially aware and community minded Communications Company that is licensed to provide telecommunication services in Michigan and northern Ohio including, local, long distance, Internet, and web hosting services. Affinity Telecom currently provides comprehensive telecommunications solutions to over 8,000 businesses and residents. Affinity Telecom differentiates itself through its marketing model and pricing strategy. Affinity Telecom markets its products by partnering with various non-profit organizations including the American Red Cross, Special Olympics and over 40 school districts throughout Michigan and northern Ohio. Subsequent to June 30, 2004, the Company completed the acquisition of Affinity (See Note 16).

In June 2004, the Company signed a letter of intent to acquire CommSouth Companies, Inc. a competitive local exchange carrier (CLEC) and long distance and Internet service provider based in Dallas, Texas.

In June 2004, the Company entered into a Business Development Agreement with Solution Technology International, Inc., in Maryland, whereby the Company will provide consulting services to the Solution Technology International, Inc. in exchange for a 5% ownership in the company. The value of the investment is $150,000 and is reflected in the condensed consolidated balance sheet at June 30, 2004.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 12-	COMMITMENTS (CONTINUED)

The Company has entered into letters of intent subsequent to June 30, 2004 with various Internet service providers and telecommunications companies. The letters of intent usually expire within three months of issuance (See Note 16).

NOTE 13-	IMPAIRMENT OF GOODWILL

The Company in its acquisitions of their internet providers recognized $4,462,469 of goodwill. The Company performs its annual impairment test for the goodwill at the end of their fiscal year and has determined that at March 31, 2004 there is no impairment of the goodwill and as of June 30, 2004 believes no further impairment has occurred.

NOTE 14-	LITIGATION/ LEGAL PROCEEDINGS

As of June 30, 2004, the Company was not party to any material legal proceedings.

Previously, the Company was party to the legal proceedings detailed below.

Mr. Scott R. Smith, a former executive of NeoReach, Inc. filed a formal complaint against the Company on January 10, 2003 with the State of Illinois, Department of Labor for a claim for unpaid wages. The former executive claimed a total of $97,335 for unpaid wages from February 2002 through August 2002. The complaint was subsequently dismissed by the State of Illinois, Department of Labor in April 2003. The Company settled this claim and obtained a full release in October 2003, dismissing the complaint. The Company converted the liability to equity in May 2004 and there are no amounts outstanding as of June 30, 2004.

Virginia Tech, University of Technology Sponsored Programs, claims from the Company $87,243 for unpaid research and development work performed by the University for NeoReach during the years 2001 and 2000. Subsequent to the year ended March 31, 2004, the Company reached an agreement with the University and the Attorney General of Virginia to settle this claim for $9,106.98 and was subsequently approved by the Governor of Virginia. The $9,106.98 is currently reflected in accounts payable for the Company at June 30, 2004. The Company paid the liability in July 2004.

NOTE 15-	SEGMENT INFORMATION

The Company’s reportable operating segments include, NeoReach, DFW Internet Services, Inc. and corporate. The Company allocates cost of revenues and direct operating expenses to these segments.

Operating segment data for the three months ended June 30, 2004 and 2003 are as follows:

For the three months ended June 30, 2004:

	Corporate	NeoReach	Telecom	DFW Internet Services, Inc.	Total

Revenues	$150,000	$—	$—	$1,020,164	$1,170,164

Direct costs of revenues	—	—	—	357,939	357,939
Gross profit (loss)	150,000	—	—	662,225	812,225
Operating expenses	279,320	523,620	—	424,514	1,227,454
Depreciation, amortization and impairment	290,567	3,647	—	36,297	330,511
Interest (net)	—	—	—	11,899	11,899
Net income (loss)	(419,687)	(527,267)	—	189,515	(757,439)
Segment assets	3,498,401	22,725	275,000	6,428,298	10,224,424
Capital expenditures, net of depreciation	—	18,234	—	600,196	618,430

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 15-	SEGMENT INFORMATION (CONTINUED)

For the three months ended June 30, 2003 :

	Corporate	NeoReach	DFW Internet Services, Inc.	Total

Revenues	$—	$—	$—	$—
Direct costs of revenues	—	—	—	—
Gross profit (loss)	—	—	—	—
Operating expenses	77,718	189,853	—	267,571
Depreciation, amortization and impairment	100,199	3,647	—	103,846
Interest (net)	—	5,983	—	(5,983)
Net income (loss)	(177,917)	(199,483)	—	(377,400)
Segment assets	36,584	38,172	—	74,756
Capital expenditures, net of depreciation	—	32,822	—	32,822

NOTE 16-	SUBSEQUENT EVENTS

As part of the April 2004 funding by Cornell Capital Partners, LP, the remaining $1,000,000 due on the $10 million Equity Line of Credit as of June 30, 2004 was converted into 6,977,696 shares of common stock subsequent to June 30, 2004.

In July 2004, the Company in accordance with the $100 million Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., borrowed $2,000,000. No amounts have been converted subsequent to June 30, 2004.

In July 2004, the Company acquired an Internet service provider, Clover Computer Corporation, in Ohio. Clover provides a full range of ISP services including dialup, fixed wireless, satellite and terrestrial broadband for individuals and businesses throughout southeastern Ohio. Clover is based in Coshocton, Ohio with offices in Cambridge, Newark, Steubenville, Youngstown and Zanesville Ohio.

In July 2004, the Company signed a letter of intent to acquire an Internet service provider, The River Internet Access Co., in Tucson, Arizona. The River offers a wide range of solutions for Internet users, including residential dial-up connectivity and next-generation services like DSL and satellite broadband. The company also provides a number of high-end connectivity options, including T1, frame relay and co-location, as well as web hosting services.

In July 2004, the Company signed a letter of intent to acquire a regional Competitive Local Exchange Carrier (CLEC), CloseCall America, Inc., in Stevensville, Maryland. CloseCall America is a full-service telecommunications company that provides long distance, local, digital wireless and Internet service to residential and small business customers, primarily in Maryland, Delaware, New Jersey, Wisconsin, Indiana and Ohio.

In July 2004, the Company acquired an Internet service provider, Ticon.net, Inc. in Wisconsin. Ticon.net offers T-1 and dial-up Internet access for individuals and businesses throughout Wisconsin. Ticon.net is based in Janesville with facilities in both Janesville and Milwaukee.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 16-	SUBSEQUENT EVENTS (CONTINUED)

In July 2004, the Company signed a letter of intent to acquire a licensed Competitive Local Exchange Carrier (CLEC) and long distance provider, American Fiber Network, Inc., ("AFN") based in Kansas City, Missouri. AFN is a full service competitive local exchange carrier (CLEC) and value added reseller operating in the contiguous 48 states. AFN provides technology driven solutions for the telecom industry, and focuses on four major customer segments: 1) hotels and resorts, 2) corporate housing, 3) resort area property management phone service and 4) business services. Product offerings include local phone service, long distance, 800 services, operator assisted calling, vacation telephone blocking, call tracking and accounting, and dedicated T-1 service.

In July 2004, the Company signed a letter of intent to acquire the long distance customer base of Teligent, Inc. ("Teligent") based in Herndon, Virginia. Teligent. is a leading nationwide provider of fixed wireless broadband services offering business customers facilities-based fixed wireless services, including wholesale transport, private line, dedicated Internet access and long distance services.

In July 2004, the Company in accordance with the $100 million Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., borrowed $3,000,000. No amounts have been converted subsequent to June 30, 2004.

In July, 2004, the Company signed a term sheet for $30,000,000 in non-convertible debt financing with a prominent Dallas, Texas based institutional investor. This transaction, which is subject to the signing of definitive agreements and customary closing conditions, is expected to close in the Company’s fiscal second quarter.

In August 2004, the Company acquired a competitive local exchange carrier (CLEC) and long distance provider, Affinity Telecom, based in Bloomfield Hills, Michigan. Affinity Telecom is a socially aware and community minded Communications Company that is licensed to provide telecommunication services in Michigan and northern Ohio including, local, long distance, Internet, and web hosting services. Affinity Telecom currently provides comprehensive telecommunications solutions to over 8,000 businesses and residents. Affinity Telecom differentiates itself through its marketing model and pricing strategy. Affinity Telecom markets its products by partnering with various non-profit organizations including the American Red Cross, Special Olympics and over 40 school districts throughout Michigan and northern Ohio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Quarterly Report on Form 10-QSB includes forward-looking statements about our business including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend, ” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements.

Overview

Mobilepro Corp. is a wireless technology and broadband telecommunications company. We are focused on developing innovative wireless technologies, acquiring and growing profitable broadband telecommunications service providers and creating strategic alliances with companies in complementary product lines and industries. Our wireless technology development efforts are conducted by our wholly-owned subsidiary NeoReach, Inc. We provide broadband telecommunications services through our subsidiary DFW Internet Services and its internet services divisions. In May 2004, we announced our new voice strategy. Through another subsidiary of Mobilepro, we expect to be able to leverage our existing telecommunications customers and assets by cross-selling local and long distance service to our existing and prospective broadband telecommunications customers. We also plan to sell ISP service to local and long distance customers of certain companies we hope to acquire. We are based in Bethesda, Maryland and have operations in Hurst, Houston, Dallas and Beaumont, Texas; Coshocton, Ohio; Kansas City, Missouri; Janesville, Wisconsin; Shreveport, Louisiana; and Bloomfield Hills, Michigan.

Critical Accounting Policies

We believe there have been no significant changes in our critical accounting policies during the three months ended June 30, 2004 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-KSB for the year ended March 31, 2004.

Recent Events

On July 6, 2004, we acquired Clover Computer Corporation, an Ohio based Internet service provider. The acquisition is expected to add more than $1.5 million in annualized revenue and be accretive to our fiscal 2005 earnings.

On July 14, 2004, we acquired Ticon.net, Inc., a Wisconsin based Internet service provider. The acquisition is expected to add more than $2 million in annualized revenue and be accretive to our fiscal 2005 earnings.

On August 2, 2004, we acquired C.L.Y.K Inc. doing business as Affinity Telecom, a Michigan based Competitive Local Exchange Carrier (CLEC) and long distance carrier. The acquisition is expected to add more than $6 million in annualized revenue and be accretive to our fiscal 2005 earnings.

We have recently announced in press releases dated June 8, 2004, June 14, 2004 and July 12, 2004, that we plan to acquire the internet services business of World Trade Network, Inc., Web One, Inc. and The River Internet Access Co., respectively. The completion of these transactions is subject to the signing of definitive agreements and customary closing conditions. There can be no assurances that these transactions will close.

We have recently announced in a press release dated, July 14, 2004 that we plan to acquire CloseCall America, Inc., a Maryland based CLEC offering local, long distance, 1-800, prepaid calling cards, wireless, dial-up and DSL telecommunications services. In a press release dated July 19, 2004 we announced our plans to acquire American Fiber Network, a licensed CLEC and long distance provider based in Kansas City, Missouri. On July 21, 2004 we announced our plans to acquire the long distance customer based of Teligent, Inc. The completion of these transactions is subject to the signing of definitive agreements and customary closing conditions. There can be no assurances that these transactions will close. & lt; /FONT>

Financial Condition and Changes in Financial Condition

Overall Operating Results:

We had revenues of $1,170,164 and $-0- for the three months ended June 30, 2004 and 2003, respectively. The increase in revenue resulted from the internet service providers (ISPs) acquired during the period of January through June 2004 and consulting services rendered.

We had cost of revenues of $357,939 and $-0- for the three months ended June 30, 2004 and 2003, respectively. The increase in the cost of revenue resulted from the ISPs acquired during the period of January through June 2004.

Our operating expenses for the three months ended June 30, 2004 were $1,340,531, a 394% increase from the prior year. Our operating expenses were $271,218 for the three months ended June 30, 2003. The increase in operating expenses resulted from the acquisitions costs relating to the ISPs acquired during the period January through June 2004 and their respective operating expenses during the quarter. Our primary expenses for the three months ended June 30, 2004 were for professional fees and compensation expenses of $910,051 and general and administrative expenses of $201,118. Our primary expenses for the three months ended June 30, 2003 were for professional fees and compensation expenses of $221,716. During the periods, there were no common stock issuances in lieu of cash in connection with consulting fees and expenses for services rendered for the three months ended June 30, 2004 and June 30, 2003, respectively.

As of June 30, 2004 the Company had $1,796,839 in cash and cash equivalents. The increased cash position of the Company is primarily due to a $100,000,000 Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., dated May 13, 2004.

Operating Losses

Our net operating loss for the three months ended June 30, 2004 was $757,439, a 101% increase from the three months ended June 30, 2003. The net operating loss for the three months ended June 30, 2003 was $377,400. These losses were incurred primarily as a result of the aforementioned incurred expenses.

As of the three months ended June 30, 2004, the Company had accumulated deficits of $16,594,267 that may, on a limited basis, be offset against future taxable income. There are limitations on the amount of net operating loss carryforwards that can be used due to the change in control of the management of the Company. No tax benefit has been reported in the financial statements, as of June 30, 2004. Accordingly, the potential tax benefits of the loss carry forwards is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources:

     As of June 30, 2004, we had a total Stockholders’ Equity of $4,420,112 compared to a Stockholders’ Equity of $286,319 as of March 31, 2004. For the three months ended June 30, 2004, the Company had $1,170,164 in revenues.

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

In July, 2004, the Company signed a term sheet for $30,000,000 in non-convertible debt financing with a prominent Dallas, Texas based institutional investor. This transaction, which is subject to the signing of definitive agreements and customary closing conditions, is expected to close in the Company’s fiscal second quarter. The completion of this financing is subject to a due diligence review, the signing of definitive agreements, and customary closing conditions. There can be no assurance that this financing will close.

Although we have the Equity Line and SEDA funding available, it is possible that we may need and not be able to obtain additional sources of financing. The Company may need additional financing, from time to time, for the following:

• Acquisitions of one or more companies
• Investment in laboratory facilities including test and simulation equipment
• Acquisition or licensing of certain intellectual property related to the development of modems and communications semiconductor and component  technology
• General working capital purposes

ITEM 3.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, our CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

There are no legal proceedings against the Company and the Company is unaware of any such proceedings contemplated against it.

Item 2.   Changes in Securities and Small Business Issuer Purchases of Equity Securities

On May 13, 2004, the Company issued 7,990,000 shares of our common stock to Cornell Capital pursuant to a Standby Equity Distribution Agreement, dated as of May 13, 2004. We also issued 10,000 shares to Newbridge Securities Corporation pursuant to the terms of a Placement Agent Agreement dated as of May 13, 2004. 2,995,000 shares of common stock issued to Cornell Capital and 5,000 shares of common stock issued to Newbridge pursuant to the terms of the Standby Equity Distribution Agreement and Placement Agent Agreement, respectively, were subsequently registered on a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 14, 2004 and declared effective on May 27, 2004.

On June 3, 2004, the company completed our acquisition of ShreveNet, Inc. As part of the consideration paid to the stockholders of ShreveNet, the Company will issue 878,816 shares of our common stock by September 3, 2004.

Item 3.    Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2004.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to our Stockholders for their approval during the quarter ended June 30, 2004.

Item 5.    Other Information
Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

A. Exhibits:

31.1        Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2        Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*      Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

* These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

B. Reports of Form 8-K.

During our first quarter ended June 30, 2004, we filed with the Securities and Exchange Commission the following reports on Form 8-K:

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

On June 22, 2004 we filed a Current Report on Form 8-K pursuant to Items 2 and 7 to report that we completed our acquisition of certain assets of Crescent Communications, Inc.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILEPRO CORP.

Date: August 13, 2004	By:	/s/ Jay O. Wright

Jay O. Wright, Chief Executive Officer

Date: August 13, 2004	By:	/s/ Kurt Gordon

Kurt Gordon, Chief Financial Officer

