Form 10QSB
period 2004-09-30
MOBILEPRO CORP
filed 2004-11-15
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 15, 2004, the Company had outstanding 323,918,011 shares of its common stock, $0.001 par value share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

MOBILEPRO CORP.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,859,095
Restricted cash	75,000
Accounts receivable, net	2,038,016
Bridge debentures receivable	1,000,000
Investments	450,000
Deposits	1,001,725
Prepaid expenses and other current assets	299,114

Total Current Assets	13,722,950

Fixed assets, net of depreciation	1,376,238

OTHER ASSETS
Other assets	50,548
Deferred financing fees, net of amortization	1,466,667
Customer lists, net of impairment	190,000
Intangible assets, net of amortization	993,578
Goodwill, net of impairment	16,875,693

19,576,486

TOTAL ASSETS	$34,675,674
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of long-term debt	$15,704,940
Liability for stock to be issued	500,000
Standby Equity Distribution Agreement	5,600,000
Deferred revenue	2,442,150
Accounts payable and accrued expenses	2,192,450

Total Current Liabilities	26,439,540

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	2,814,336

Total Long-Term Liabilities	2,814,336

TOTAL LIABILITIES	29,253,876

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized
and 35,425 shares issued and outstanding	35
Common stock, $.001 par value, 600,000,000 shares authorized
and 283,918,012 shares issued and outstanding	283,918
Additional paid-in capital	23,468,821
Accumulated deficits	(18,330,976)

Total Stockholder's Equity (Deficit)	5,421,798

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$34,675,674

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004 (UNAUDITED)

SIX MONTHS ENDED		THREE MONTHS ENDED
September 30,	September 30,	September 30,	September 30,
2004	2003	2004	2003

OPERATING REVENUES
Revenue	$6,138,233	$-	$4,968,069	$-

COSTS OF REVENUES	2,525,312		2,167,373

GROSS PROFIT	3,612,921	-	2,800,696	-

OPERATING EXPENSES
Professional fees and compensation expenses	4,525,291	506,522	3,615,240	284,806
Advertising and marketing expenses	166,637	24,480	111,259	15,990
Research and development costs	30,324	1,095	30,000	-
General and administrative expenses	329,846	61,160	128,728	40,746
Office rent and expenses	152,530	27,746	125,121	11,890
Travel and meals expenses	89,614	9,513	56,640	9,513
Depreciation and amortization	497,495	7,294	384,218	3,647
Total Operating Expenses	5,791,737	637,810	4,451,206	366,592

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,178,816)	(637,810)	(1,650,510)	(366,592)

OTHER INCOME (EXPENSE)
Amortization of discount and interest on conversion of debt	(285,129)	(142,194)	(67,895)	(41,995)
Interest expense	(41,255)	(14,285)	(29,356)	(8,302)
Total Other Income (Expense)	(326,384)	(156,479)	(97,251)	(50,297)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,505,200)	(794,289)	(1,747,761)	(416,889)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(2,505,200)	$(794,289)	$(1,747,761)	$(416,889)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.01)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	246,403,262	67,957,345	260,374,993	92,173,715

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

	2004	2003

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(2,505,200)	$(794,289)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	497,495	7,294
Common stock issued for services, compensation,
deferred financing fees, conversion of debt and loss on conversion	15,000	77,000
Noncash investments for consulting services	(450,000)	-
Amortization of discount and interest on conversion of debt	285,129	142,194
Cash received in acquisition of subsidiaries	443,516	-

Changes in assets and liabilities
(Increase) in other current assets	(110,210)	-
(Increase) in accounts receivable	(490,467)	-
(Increase) in deposits	(1,725)	-
(Increase) in other assets	(43,469)	-
Increase in deferred revenue	638,223	-
Increase (decrease) in accounts payable and
and accrued expenses	695,452	(29,703)
Total adjustments	1,478,944	196,785

Net cash (used in) operating activities	(1,026,256)	(597,504)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions	(10,535,500)	-
Deposit on acquisition	(1,000,000)	-
Capital expenditures	(77,995)	-

Net cash (used in) investing activities	(11,613,495)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	84,499	-
Proceeds from convertible debentures-other and
equity line of credit	9,000,000	1,185,000
Change in convertible debentures - officers, net	-	(2,000)
Proceeds (payments) of long-term debt, net	10,458,740	-
Net cash provided by financing activities	19,543,239	1,183,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

	2004	2003
NET INCREASE IN
CASH AND CASH EQUIVALENTS	6,903,488	585,496

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	1,955,607	6,715

CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,859,095	$592,211

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$28,757	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Issuance of common stock for:
Services and compensation and conversion of debt	$15,000	$77,000
Conversion of equity line of credit to stock	$5,200,000	$795,000
Conversion of convertible debentures - other	$-	$165,000
Conversion of payables	$90,000	$235,238
Deferred financing fees	$1,760,000	$-
Amortization of discount and interest on conversion of debt	$285,129	$142,194
Liability for stock to be issued	$500,000	$-

Goodwill acquired in Telecommunications acquisitions	$16,063,690	$-

Acquisition of Telecommunications subsidiaries
Fair value of net assets at acquisition date	$10,979,016	$-
Less: Cash paid for subsidiaries	(10,535,500)	-

Cash received in acquisition of subsidiaries	$443,516	$-

Note payable in escrow	$75,000	$-
Investments for consulting services	$450,000	$-

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

MobilePro Corp. a Delaware corporation as of June 1, 2001 merged into Craftclick.com, Inc. with Craftclick being the surviving corporation and the Certificate of Incorporation and By Laws of Craftclick being the constituent documents of the surviving corporation. In July 2001, the Company changed its name to MobilePro Corp.

On March 21, 2002, MobilePro entered into an Agreement and Plan of Merger with NeoReach, Inc., a private Delaware company pursuant to which a newly formed wholly owned subsidiary of MobilePro merged into NeoReach in a tax-free transaction. NeoReach is a development stage company designing and developing various wireless technologies and solutions. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly owned subsidiary of MobilePro. On April 23, 2002, the company issued 12,352,129 shares of its common stock pursuant to the Agreement. This was a cashless transaction. The Board of Directors determined the consideration to be a fair compensation to the NeoReach shareholders. The issuance of the shares were valued at a fair value of $6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of the stock at that time.

On March 12, 2003, the Company amended its Certificate of Incorporation and pursuant to a board resolution, increased the authorized level of common stock from 50,000,000 to 600,000,000. The Company subsequently increased the shares authorized under its 2001 Equity Performance Plan from 1,000,000 to 6,000,000.

In March 2004, the Company issued 18,761,726 shares of common stock to the holders of DFW Internet Services, Inc. in a share exchange for 100% of DFW Internet Services, Inc. common stock pursuant to a Stock Purchase Agreement, dated January 19, 2004. A newly formed, wholly-owned subsidiary of MobilePro merged into DFW Internet Services, Inc. in a tax-free exchange transaction. The merger was consummated on January 19, 2004. As a result of the merger, DFW Internet Services, Inc. is now a wholly owned subsidiary of MobilePro. The issuances of the shares were valued at a fair value of $500,000, based on the average 20 day closing price ($0.02665) prior to January 19, 2004.

In March 2004, DFW Internet Services, Inc. acquired Internet Express, Inc., an Internet service provider in southeast Texas for $650,000 in cash and promissory notes.

In April 2004, DFW Internet Services, Inc. acquired August.net Services LLC, an Internet service provider in Texas for $1,730,000 in cash and promissory notes.

In June 2004, DFW Internet Services, Inc. acquired ShreveNet, Inc., an internet service provider in Louisiana for $1,250,000 in cash and common stock. The issuances of the shares were valued at a fair value of $190,000 based on the average 20-day closing price ($0.2162) prior to June 3, 2004. The Company issued the common stock in August 2004.

In June 2004, DFW Internet Services, Inc. acquired certain assets of Crescent Communications, Inc., an Internet service provider in Houston for $1,194,767 in cash and a promissory note.

In June 2004, the Company acquired US1 Telecommunications, Inc., a long distance provider in Kansas for $200,000 in cash and promissory notes.

In July 2004, DFW Internet Services, Inc. acquired Clover Computer Corporation, a Coshocton, Ohio-based Internet services provider with operations in several Ohio cities for $1,250,000 in cash and promissory notes.

In July 2004, DFW Internet Services, Inc. acquired Ticon.net, a Janesville, Wisconsin-based Internet service provider with operations in Janesville and Milwaukee for $1,000,000 in cash and promissory notes.

In August 2004, the Company acquired Affinity Telecom, a Michigan-based CLEC and long distance carrier. The Company paid $3,440,000 in cash, notes, and a convertible note.

In August 2004, DFW Internet Services, Inc. acquired the customer base and certain other assets of Web One, Inc., a Kansas City, Missouri-based Internet service and web-hosting provider for $2,000,000 in cash and common stock which will be issued subject to post closing adjustments in the Company’s fiscal third quarter, and is reflected as a liability for stock to be issued at September 30, 2004.

In September 2004, DFW Internet Services, Inc. acquired World Trade Network, Inc. an Internet services provider based in Houston, Texas for $1,700,000 in cash and promissory notes.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

In September 2004, DFW Internet Services, Inc. acquired The River Internet Access Co. an Internet services provider based in Tucson, Arizona for $2,467,204 in cash and promissory notes.

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
FOR THE SIX MONTHS ENDED SEPTEMBER, 2004 AND 2003

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

The Company, in addition to its internet and voice services, from time to time provides consulting services. During the six months ended September 30, 2004, the Company generated $615,000 in revenue from consulting services. Compensation for these services was received in the form of $450,000 of common stock and is recorded on the condensed consolidated balance sheet as an investment at the fair value of the common stock received and $165,000 in the form of cash and receivables. The Company has entered two common stock transactions, the first with a software company based in Maryland and another with a specialized electronic assembly prototyping engineering firm in Texas. (See Notes 2, 3, 10 and 15)

Income Taxes

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

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising and promotional expenses were approximately $166,637 and $24,480 for the six months ended September 30, 2004 and 2003, respectively.
`
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

Reclassifications

Certain amounts in the September 30, 2003 financial statements were reclassified to conform to the September 30, 2004 presentation. The reclassifications in September 30, 2003 resulted in no changes to the accumulated deficits.

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

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Financing Fees

The Company, in May 2004, issued 8,000,000 shares of common stock with a value of $1,760,000 in connection with its Standby Equity Distribution Agreement. These shares were issued as financing fees to complete the transaction. The agreement runs for a period of 24-months and the Company will amortize this fee over that period of time. The Company incurred $293,333 in amortization expense for the six months ended September 30, 2004.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30, 2004	September 30, 2003
Net loss	($2,505,200)	($794,289)

Weighted-average common shares
Outstanding (Basic)	246,403,262	67,957,345

Weighted-average common stock
Equivalents

Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	246,403,262	67,957,345

 Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for September 30, 2004 and 2003 because inclusion would have been anti-dilutive.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142 “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company in its acquisitions of their Internet and voice providers recognized $16,875,693 of goodwill. In addition, DFW Internet Services, Inc. in its acquisitions of Internet Express, Inc., The River Internet Access Co., and World Trade Network, Inc. acquired $302,766, $1,229,883, and $326,364 respectively in other intangible assets. The Company is amortizing the other intangible assets over a period of three to fifteen years, and the Company performs its annual impairment test for the goodwill at their year-end. As of September 30, 2004 the Company has determined that there is no impairment of its goodwill.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments

The Company on June 29, 2004 entered into a Business Development Agreement with Solution Technology International, Inc (STI), a company based in Maryland, whereby the Company will provide consulting services to STI in exchange for a 5% ownership in the company. The value of the investment is $150,000 and is reflected in the condensed consolidated balance sheet at September 30, 2004. (See Notes 2, 3, 10 and 15)

The Company on August 26, 2004 entered into a Business Development Agreement with Texas Prototypes, a company based in Texas, whereby the Company will provide consulting services to Texas Prototypes in exchange for a 5% ownership in the company. The value of the investment is $300,000 and is reflected in the condensed consolidated balance sheet at September 30, 2004. (See Notes 2, 3, 10 and 15)

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees ”, and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation ” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and have adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123”.

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

Recent Accounting Pronouncements

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” but has adopted the enhanced disclosure requirements of SFAS 148.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

NOTE 3- BRIDGE DEBENTURES RECEIVABLE

On August 23, 2004, the Company provided a $700,000 bridge debenture to Texas Prototypes, which is convertible into Common Stock of Texas Prototypes. Texas Prototypes may redeem the debenture at any time for 120% of the face value plus accrued interest. The Company expects to be repaid by converting the debenture into Texas Prototypes common stock. The debenture is secured by the assets of Texas Prototypes. If the debenture is not redeemed within three years it will be converted into common stock of Texas Prototypes. (See Notes 2, 10 and 15)

On August 25, 2004, the Company provided a $300,000 bridge debenture to Solution Technology International, Inc (STI) which is convertible into Common Stock of STI. STI may redeem the debenture at any time for 120% of the face value plus accrued interest. The Company expects to be repaid by converting the debenture into STI common stock. The debenture is secured by the assets of STI. If the debenture is not redeemed within three years it will be converted into common stock of STI. (See Notes 2, 10 and 15)

NOTE 4- INTANGIBLE ASSETS - VOICE ACQUISITIONS

The Company has recorded an intangible asset for the cost of a customer list at $200,000. Accumulated amortization of the customer list was $10,000 for the six months ended September 30, 2004.

NOTE 5- FIXED ASSETS

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

There was $166,179 and $7,294 charged to operations for depreciation expense for the six months ended September 30, 2004 and 2003, respectively. The Company acquired $1,327,924 in fixed assets from its acquisitions during the six months ended September 30, 2004.

NOTE 6- LIABILITY FOR STOCK TO BE ISSUED

In August 2004, DFW Internet Services, Inc. acquired Web One, Inc., an internet service provider in Kansas for cash and common stock. The Company is obligated, subject to post closing adjustments, to issue 2,500,000 shares of common stock to the shareholders of Web One, Inc. in exchange for $500,000 common stock portion of the acquisition price. The shares had a fair value of $500,000 based on the current stock price ($0.20) upon the final acceptance to the terms of the agreement. The balance on the unpaid shares at September 30, 2004 is $500,000.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 7- NOTE PAYABLE - MARYLAND DEPARTMENT OF BUSINESS & ECONOMIC DEVELOPMENT

The Company entered into an agreement with the Maryland Department of Business and Economic Development (“DBED”) in the amount of $100,000, which represented DBED’s investment in the Challenge Investment Program (“CIP Agreement”), dated March 29, 2001. The term of the CIP Agreement was to extend through June 30, 2011. Beginning April 30, 2002 and continuing annually thereafter until April 30, 2011, the Company was to make a payment (the “Equity Financing Payment”) which was to equal 1% of the Company’s Aggregate Equity Financing Amount for the year immediately preceding the April 30th payment date greater than $500,000, not to exceed $300,000. The Aggregate Equity Financing Amount meant the total amount of capital raised by the Company through the sale, transfer, or exchange of its stock, options, warrants or any security convertible into its stock, options, or warrants during the calendar year immediately preceding the April 30th payment date.

In March 2004, the Company reached an agreement with DBED to accept payment of $7,000 for a full release of terms relating to the CIP. The Company made this payment in April 2004. The outstanding balance at September 30, 2004 is $0.

NOTE 8- NOTE PAYABLE - BANK

The Company entered into a bank loan for $5,000 to purchase equipment in October 2003. The note accrued interest at an annual rate of 9% per annum and matures October 1, 2004. The balance was paid off in September 2004.

NOTE 9- STANDBY EQUITY DISTRIBUTION AGREEMENT AND EQUITY LINE OF CREDIT

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

In the six months ended September 30, 2003, the Company drew $1,235,000 from Cornell Capital Partners, L.P in accordance with the $10 million Equity Line of Credit and advanced 72,262,443 shares of its common stock to the escrow agent as part of these loans. As of September 30, 2003 there was $600,000 outstanding and 57,461,199 shares of common stock were converted for the six months ended September 30, 2003.

In the six months ended September 30, 2004, the Company drew $2,000,000 from Cornell Capital Partners, L.P in accordance with the $10 million Equity Line of Credit and advanced 10,000,000 shares of its common stock to the escrow agent as part of these loans. As of September 30, 2004, $-0- remains outstanding and 25,276,134 shares of common stock were converted for the six months ended September 30, 2004.

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

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 9- STANDBY EQUITY DISTRIBUTION AGREEMENT AND EQUITY LINE OF CREDIT (CONTINUED)
In the event Cornell Capital holds more than 9.9% of the then-outstanding common stock of the Company, the Company will be unable to draw down on the $100 million Standby Equity Distribution Agreement.

In the six months ended September 30, 2004, the Company drew $7,000,000 from Cornell Capital Partners, L.P, in accordance with the $100 million Standby Equity Distribution Agreement and advanced 35,000,000 shares of its common stock to the escrow agent as part of these loans. As of September 30, 2004, $5,600,000 remains outstanding and 6,060,712 shares of common stock were converted for the six months ended September 30, 2004.

NOTE 10- SHORT-TERM DEBT

On June 21, 2004, DFW Internet Services, Inc. entered into an asset purchase agreement with Crescent Communications, Inc. The purchase included a promissory note payable to Crescent Communications, Inc. in the amount of $250,000, with simple interest accruing at 6% per annum, and monthly payments in the amount of $21,516 beginning on July 21, 2004. The note matures on June 21, 2005, and the monthly payments will apply first to interest with the remaining portion of the payment reducing principal. The payments commenced on July 21, 2004, and the note outstanding balance on September 30, 2004, was $188,895. The interest on these notes for the three months ended September 30, 2004, was $3,445.

The Company acquired US1 Telecommunications, Inc. and in accordance with the agreement, was required to put into escrow $75,000, which is due and payable to the former owner within 5 months of the closing (which was June 29, 2004), provided the subsidiary performs as indicated in the agreement. The note bears interest at a rate of 5% and is due on December 1, 2004 in the amount of $75,940. The Company has classified the $75,000 as restricted cash in the condensed consolidated balance sheet.

DFW Internet Services, Inc. entered into four (4) promissory notes with the prior owners of Ticon.net, Inc. for an aggregate principal amount of $250,000 plus interest computed at 6% per annum. The notes were made as of July 14, 2004, and mature on November 10, 2004. The combined principal balances on September 30, 2004, on these four promissory notes was $250,000, and the accrued interest on these notes for the three months ended September 30, 2004, was $3,205. All of the combined outstanding principal balances plus accrued interest are classified as short-term liabilities.

On August 23, 2004, the Company borrowed $700,000 from Cornell Capital Partners. The amount is due in 180 days and carries an interest rate of 14%. The note is secured by all of the assets of the Company. In addition, the Company has escrowed two requests for advances totaling $350,000 under the $100 million Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. The proceeds were advanced to Texas Prototypes by the Company in anticipation of Texas Prototypes’ initial public offering. (See Notes 2, 3 and 15)

On August 25, 2004, the Company borrowed $300,000 from Cornell Capital Partners. The amount is due in 180 days and carries an interest rate of 14%. The note is secured by all of the assets of the Company. In addition the Company has escrowed two requests for advances totaling $150,000 under the $100 million Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. The proceeds were advanced to Solution Technology International, Inc. (STI) by the Company in anticipation of STI’s initial public offering. (See Notes 2, 3 and 15)

On August 27, 2004, the Company borrowed $8,500,000 from Cornell Capital Partners. The amount is due in one year and carries an interest rate of 12%. The note is secured by the assets of the Company and was utilized for the acquisition of CloseCall. In September, the Company agreed to permit Cornell Capital Partners to convert $2,200,000 of the note balance into the $100 million Standby Equity Distribution Agreement in December of 2004.

On September 22, 2004, the Company borrowed $3,700,000 from Cornell Capital Partners. The amount is due in one year and carries an interest rate of 12%. The note is secured by the assets of the Company and was utilized for the acquisition of The River Internet Access Co. and World Trade Network, Inc.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 10-    SHORT-TERM DEBT (CONTINUED)

Short-term Debt - Put Agreements

The Company and the former owners of Affinity Telecom entered into Put Agreements as of September 19, 2004. The Put Agreements give the former owners of Affinity Telecom the right to have the Company repurchase all, but not less than all, of the common stock issued to the former owners. The aggregate purchase price under the Put Agreement is $995,000. This put right is exercisable within 30 days after the first anniversary of the execution of the Put Agreement. If the former owners exercise the put option they will receive a two-year note payable in exchange for their shares. The Company has classified this as a short-term liability on its condensed consolidated financial statements in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FASB 150”). Pursuant to FASB 150, a financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets, such as a put option on the issuer’s equity shares that is to be physically settled or net cash settled, should be classified as a liability.

NOTE 11-        LONG-TERM DEBT

Long-term Debt - Internet Services Acquisitions

DFW Internet Services, Inc. entered into four (4) promissory notes with the prior owners of Internet Express, Inc. for an aggregate principal amount of $300,000. The notes were made as of March 1, 2004 and mature March 1, 2006. DFW Internet Services, Inc. has agreed to pay a monthly amount of $5,000 inclusive of interest towards the principal balance of $300,000 with the remaining $180,000 to be paid by the maturity date. Interest on these notes will accrue at an annual rate of 6% percent per annum. The monthly payments will first be applied to interest and the remaining portion will be a reduction of the principal balance. The payments commenced on April 1, 2004. The balance at September 30, 2004 on these promissory notes is $245,351. The interest expense on these notes for the six months ended September 30, 2004 is $9,920. Of the total amount outstanding $60,000 is reflected as a current liability and the remaining $185,351 is due March 1, 2006.

DFW Internet Services, Inc. entered into two (2) promissory notes with the prior owner of Clover Computer Corporation for an aggregate note principal amount of $542,264. The first note matures on July 6, 2005, and the second is a convertible note that matures on July 6, 2006. DFW Internet Services has agreed to a quarterly debt service inclusive of interest on the first note, with the first quarterly payment of $70,774 to begin October 6, 2004, and the last payment of the same amount due on July 6, 2005. The quarterly payments will include interest computed at a simple rate of 7% per annum, and the remaining portion of the payment will reduce principal. The first payment, scheduled for October 6, 2004, was not made due to certain provisions of the stock purchase agreement requiring subsequent adjustments to the purchase price and outstanding notes. Negotiations between the parties on the amount of the note adjustments have not concluded as of this report. The adjustments mentioned above not withstanding, the balance on September 30, 2004, on the first promissory note was $271,132, and accrued interest on this note for the three months ended September 30, 2004, was $4,745. The total outstanding note balance plus interest ($271,132 of principal and $4,745 of accrued interest) are classified as short-term liabilities. The second note is a convertible note in the amount of $271,132 that matures on July 6, 2006, with simple interest computed at an annual rate of 4%, and a balloon payment of principal and interest at maturity. The principal balance on the note for the three months ended September 30, 2004, was $271,132 with accrued interest of $2,555. The total outstanding balance and accrued interest were classified as long-term liabilities. At any time prior to maturity, the note holder has the right, at the holder’s option, prior to the repayment of the outstanding balance under the note, to convert such outstanding balance of this note, in whole or in part, into conversion stock at a conversion price of $.20 per share.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 11-        LONG-TERM DEBT (CONTINUED)

Long-term Debt - Internet Services Acquisitions (Continued)

DFW Internet Services, Inc. entered into two (2) promissory notes with the prior owner of World Trade Network, Inc. for an aggregate principal amount of $500,000. The two notes were made as of September 15, 2004, and the first note matures on September 15, 2005, and the second is a convertible note that matures on March 15, 2006. DFW Internet Services, Inc. has agreed to a quarterly debt service inclusive of interest on the first note, with the first quarterly payment of $64,861 to begin December 15, 2004, and the last payment of the same amount due on September 15, 2005. The quarterly payments will include interest computed at a simple rate of 6% per annum, and the remaining portion of the payment will reduce principal. The principal balance on September 30, 2004, on the first promissory note was $250,000, and accrued interest on this note for the one month ended September 30, 2004, was $616. The total outstanding principal balance and accrued interest ($250,000 of principal and $616 of accrued interest) are classified as short-term liabilities. The second note is a convertible note in the amount of $250,000 that matures on March 15, 2006, with simple interest computed at an annual rate of 3%, and a balloon payment of principal and interest at maturity. The principal balance on the note for the three months ended September 30, 2004, was $250,000 with accrued interest of $308. The outstanding principal balance and accrued interest are classified as long-term liabilities. At any time prior to maturity, the note holder has the right, at the holder’s option, prior to the repayment of the outstanding balance under the note, to convert such outstanding balance of this note, in whole or in part, into conversion stock at a conversion price of $.20 per share.

DFW Internet Services, Inc. entered into thirty (30) promissory notes with the prior owners of The River Internet Access Co. for an aggregate principal amount of $776,472. The thirty notes were made as of September 16, 2004, and the first set of fifteen notes mature on September 15, 2005, and the second set of fifteen (15) notes are convertible notes that mature on March 15, 2006. DFW Internet Services, Inc. has agreed to a quarterly debt service inclusive of interest on the first fifteen notes, with the first quarterly payment of $100,726 to begin December 16, 2004, and the last payment of the same amount due on September 16, 2005. The quarterly payments will include interest computed at a simple rate of 6% per annum, and the remaining portion of the payment will reduce principal. The aggregate principal balances on September 30, 2004, on the first set of fifteen promissory notes were $388,238, and accrued interest on these notes for the one-month ended September 30, 2004, was $957. The total outstanding principal balances and accrued interest ($388,238 of principal and $957 of accrued interest) are classified as short-term liabilities. The second set of fifteen notes are convertible notes in the aggregate amount of $388,238 that mature on March 16, 2006, with simple interest computed at an annual rate of 3%, and a balloon payment of principal and interest at maturity. The principal balances on the notes for the three months ended September 30, 2004, were $388,238 with accrued interest of $447. The aggregate outstanding note principal balances and accrued interest were classified as long-term liabilities. At any time prior to maturity, the note holders have the right, at the holders’ option, prior to the repayment of the outstanding balances under the notes, to convert such outstanding balances of their notes, in whole or in part, into conversion stock at a conversion price of $.20 per share.

Long-term Debt - Voice Services Acquisitions

The Company acquired Affinity Telecom and maintains an escrow payable in the amount of $140,000 related to the acquisition agreement. Payment of this escrow is contingent on the settlement of various billing disputes with a telecommunications carrier.

The Company acquired Affinity Telecom and maintains a payable in the amount of $50,000 representing additional consideration applicable to accounts receivable outstanding at July 30, 2004.

The Company acquired Affinity Telecom and issued two (2) notes with the prior owners, a non-interest bearing promissory note and a convertible promissory note. The non-interest bearing promissory note is payable in the total aggregate amount of $300,000 on December 10, 2005, subject to the subsidiary achieving certain milestones as indicated in the agreement. If the subsidiary does not achieve the designated milestones, the non-interest bearing note payable automatically terminates. The convertible promissory note of $750,000 is payable $450,000 on December 10, 2005, $150,000 on December 10, 2006, and $150,000 on December 10, 2007, subject to the subsidiary achieving certain milestones as indicated in the agreement. If the subsidiary does not achieve the designated milestones, the convertible promissory note payable automatically terminates. At any time after each milestone is achieved, but prior to the due date, the holder of the note has the right to convert, in whole or in part, the applicable balance due for that period, into the Company’s common stock at the conversion prices of $0.20 for 2004, $0.30 for 2005 and $0.40 for 2006.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 11-        LONG-TERM DEBT (CONTINUED)

Long-term Debt - Put Agreements

The Company and DFW Internet Services, Inc. and the former owners of DFW Internet Services, Inc. entered into Put Agreements as of January 19, 2004. The Put Agreements give the former owners of DFW Internet Services, Inc. the right to have the Company repurchase all, but not less than all, of the common stock issued to the former owners. The aggregate purchase price under the Put Agreement is $250,000. This put right is exercisable at anytime within 60 days after the third anniversary of the execution of the Put Agreement (March 20, 2007). The Company has classified this liability as a long-term liability on its condensed consolidated financial statements in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FASB 150”). Pursuant to FASB 150, a financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets, such as a put option on the issuer’s equity shares that is to be physically settled or net cash settled, should be classified as a liability.

Long-term Debt - Vehicle

DFW Internet Services, Inc. entered into a note for the purchase of a company vehicle in August 2004.

The note is a three-year note that matures in April 2006 with a balloon payment of approximately $45,000. The note carries an annual percentage rate of 7.25% and the payments including interest are $979.49 per month.

The Company’s maturities over the next two years and in the aggregate are expected to be as follows:

September 30, 2004

2005	$11,892
2006	57,851

Total	$69,743

NOTE 12-        STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of September 30, 2004, the Company has 600,000,000 shares of common stock authorized and 283,918,012 issued and outstanding.

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

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 12-        STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

In March 2004, the Company issued 18,761,726 shares of common stock to the holders of DFW Internet Services’ common stock pursuant to a Stock Purchase Agreement, dated January 19, 2004. A newly formed, wholly-owned subsidiary of The Company merged into DFW Internet Services, in a tax-free exchange transaction. The merger was consummated on January 19, 2004. As a result of the merger, DFW Internet Services is now a wholly-owned subsidiary of the Company. The issuances of the shares were valued at a fair value of $500,000, based on the average 20-day closing price ($0.02665) prior to January 19, 2004.

In the year ended March 31, 2004, the Company issued 134,517,453 shares of common stock to the escrow agent for use in raising money on the $10 million Equity Line of Credit. The Company also converted $3,145,000 of debt into 118,351,914 shares of common stock and recognized $311,757 of amortization of discount and interest on debt conversions relating to the $10 million Equity Line of Credit.

The following details the stock transactions for the six months ended September 30, 2004.

In May 2004, the Company issued 2,000,000 shares of common stock under a settlement agreement with a former executive, valued at $90,000 and issued 421,037 shares of common stock under the Company’s 2001 Equity Performance Plan to another former executive for cash of $23,999.

In June 2004, the Company issued 8,000,000 shares of common stock for fees associated with the $100 million Standby Equity Distribution Agreement valued at $1,760,000 which is reflected as a deferred financing fee on the condensed consolidated balance sheet.

In August 2004, the Company issued 100,000 shares of common stock to an agency as compensation for personnel recruiting services.

In August 2004, the Company issued 2,000,000 shares in conjunction with conversion of warrants with a former executive. The exercise price was $.029 per share.

In August 2004, the Company issued 878,816 shares of common stock to the former owners of ShreveNet, Inc. as partial compensation for the acquisition of ShreveNet, Inc. by the Company’s subsidiary DFW Internet Services, Inc. The issuances of the shares were valued at a fair value of $190,000 based on the average 20-day closing price ($0.2162) prior to June 3, 2004. (See Note 1)

In August 2004, the Company issued 25,000 shares of common stock in conjunction with conversion of stock options under the Company’s 2001 Equity Performance Plan to a former employee. The exercise price was $.10 per Share.

In September 2004, the Company issued 5,000,000 shares of common stock to the former owners of Affinity Telecom as partial compensation for the acquisition of Affinity Telecom by the Company. The issuances of the shares were valued at a fair value of $1,000,000 based upon the date of agreement to the terms of the deal. (See Note 1, 10 and 11)

In the six months ended September 30, 2004, the Company issued 10,000,000 shares of common stock to the escrow agent for use in raising money on the $10 million Equity Line of Credit. The Company also converted $3,800,000 of debt into 25,276,134 shares of common stock and recognized $256,691 of amortization of discount and interest on debt conversions relating to the $10 million Equity Line of Credit.

In the six months ended September 30, 2004, the Company issued 35,000,000 shares of common stock to the escrow agent for use in raising money on the $100 million Standby Equity Distribution Agreement. The Company also converted $1,400,000 of debt into 6,060,712 shares of common stock and recognized $28,438 of amortization of discount and interest on debt conversions relating to the $100 million Standby Equity Distribution Agreement.

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized and 35,378 shares of preferred stock issued and outstanding as of September 30, 2004. There were no issuances of preferred stock during the six months ended September 30, 2004.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 12-        STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stock Options and Warrants

The Company has authorized 6,000,000 shares under the 2001 Equity Performance Plan to be issued as options to employees of the Company. In addition, the Company from time to time has issued board resolutions to issue warrants to key personnel.

Under the Black-Scholes option pricing model, the total value of the stock options granted is charged to operations. SFAS No. 123, “Accounting for Stock-Based Compensation ”, encourages adoption of a fair-value-based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic-value method for options granted to employees and disclose pro forma net loss. Of the 7,675,000 options outstanding at September 30, 2004, 4,897,083 of these options are vested. .

The following table summarizes the activity of the Company's stock option plan for the six months ended September 30, 2004:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding - beginning of period	4,171,037	$.0482
Granted	6,550,000.1294
Exercised	(2,446,037)	.0136
Cancelled	(600,000)	.0152
Outstanding - end of period	7,675,000	$.1071

Exercisable at end of period	4,897,083	$.0617

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, which approximates fair value, with the following weighted-average assumptions used for stock options granted in 2004; no annual dividends, volatility of 60%, risk-free interest rate of 4.50%, and expected life of 9.58 years.

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below for the six months ended September 30, 2004:

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 12-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED) Stock Options and Warrants (Continued)

Net loss:
As reported	($2,505,200)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,004,019)
Pro forma	(8,509,219)
Net loss per share:
As reported:
Basic	($.01)
Diluted	($.01)
Pro forma:
Basic	($.03)
Diluted	($.03)

The Company has issued 31,682,500 stock warrants in the six months ended September 30, 2004. The total warrants outstanding at September 30, 2004 are 36,182,500.

The fair value of these warrants was estimated using the Black-Scholes pricing model with the following assumptions: interest rate 4.5%, dividend yield 0%, volatility 60% and expected life of ten years.

The Company has the following warrants exercisable for the purchase of its common stock as of September 30, 2004:

Exercise Price	Exercise Date	Exercisable Warrants
$.032	September, 2013	500,000
$.018	January, 2014	3,687,500
$.018	April, 2014	13,482,500
$.20	June, 2014	810,000
$.18	July, 2014	1,750,000
		20,230,000
	Weighted average exercise price	$0.0396

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 13-        PATENTS

As of September 30, 2004, the Company filed a total of eight patent applications which were pending with the U.S. Patent and Trademark Office (PTO) in the areas of “Smart Antenna” technology and RF Transceiver Chip Design for "Low Noise Amplifier for wireless communications". As of September 30, 2004, the Company had been granted approval of five patents and three patent applications are still pending approval. The five approved patents are as follows:

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

“Improvement of PN Code Chip Time Tracking with Smart Antenna”, a patent application is pending - awaiting first Office Action from Patent Office.

"Low Noise Amplifier for Wireless Communications", a patent application is pending with the U.S. Patent and Trademark Office (PTO). The patent application describes a technology that increases integration on a semiconductor chip for wireless communications. The new design is anticipated to allow for lower cost and more compact and efficient wireless communications.

"Voltage Controlled Oscillator using Complimentary Transistors", a patent application is pending with the U.S. Patent and Trademark Office (PTO). The patent application describes a technology that reduces the "noise" associated with the translation of an RF signal into usable sound or other signal by taking previously ignored aspects of an RF signal and utilizing them to achieve greater clarity.

NOTE 14-        CONTINGENCY

Certain mitigating factors that have occurred in the year ended March 31, 2004 and subsequently, which resulted in management's ability to believe that current circumstances exist whereby the going concern uncertainty has been removed.

These mitigating factors include management receiving a commitment from Cornell Capital Partners, L.P. to provide the Company with up to $100 million in financing under certain conditions and receiving funding in the past fiscal year from Cornell Capital Partners, L.P under a prior $10 million Equity Line of Credit. In addition, the Company completed two acquisitions in its fourth fiscal quarter ending March 31, 2004 and completed nine acquisitions in its first two fiscal quarters ending September 30, 2004 of internet and voice services companies. These acquisitions will bring revenues and expects to bring cash flow into the Company from operations.

In the six months ended September 30, 2004, the Company has acquired additional internet and voice services companies and entered into additional letters of intent to acquire Internet service providers and telecommunication companies. The acquisitions and letters of intent continue to expand the Company’s footprint and provide additional products and services to the existing and future customer base. The Company is also exploring other transactions that will fit its business model and assist the Company in executing its business plan.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 15-        COMMITMENTS

On April 15, 2004 Mr. Jay O. Wright extended his employment as the Company’s President and Chief Executive Officer. Mr. Wright’s employment is for two years under the terms of his Executive Employment Agreement with the Company.

The Company has entered into employment agreements with other key members of management. Most of these employment agreements are for a period of two years.

Compensation earned by these employees has been properly reflected in the condensed consolidated statements of operations for the six months ended September 30, 2004 and 2003, respectively.

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

In June 2004, the Company entered into a Business Development Agreement with Solution Technology International, Inc., in Maryland, whereby the Company will provide consulting services to the Solution Technology International, Inc. in exchange for a 5% ownership in the company. The value of the investment is $150,000 and is reflected in the condensed consolidated balance sheet at September 30, 2004.

In July 2004 the Company signed a letter of intent to acquire American Fiber Network, Inc., ("AFN") a licensed Competitive Local Exchange Carrier (CLEC) and long distance provider based in Kansas City, Missouri. AFN is licensed to provide local, long distance and Internet service in 48 contiguous U.S. states.

In July 2004, the Company signed a letter of intent to acquire CloseCall America, Inc., a leading regional Competitive Local Exchange Carrier (CLEC) offering local, long distance, 1.800CloseCall prepaid calling cards, wireless, dial-up and DSL internet telecommunications services. CloseCall is based in Stevensville, Maryland with about 75 employees, 90,000 CloseCall customers and 135,000 customer lines, with the new customers concentrated in the Mid-Atlantic and Midwest states. Subsequent to September 30, 2004, the Company completed the acquisition of CloseCall (See Note 19).

In July 2004, the Company signed a term sheet for $30,000,000 in non-convertible debt financing with a prominent Dallas, Texas based institutional investor. This transaction was subject to the signing of definitive agreements and customary closing conditions. This potential transaction did not close because subsequent to quarter end the Company entered into negotiations with Airlie Opportunity Fund, a Greenwich, CT based institutional investor.

In August 2004, the Company signed a letter of intent to acquire WorldNet Communications, Inc., a Leesville, Louisiana-based Internet service provider. WorldNet Communications began as a rural Internet service provider in central Louisiana. It also provides businesses with the installation of multimedia rooms and the sophisticated design of flash websites and implementation of videoconferencing solutions. The company has offices in Leesville and Shreveport.

In August 2004, the Company announced its intention to issue a property dividend of 3,073,113 shares of common stock of Solution Technology International, Inc., a Frederick, Maryland-based software company ("STI"). The Company shareholders are expected to receive one share of registered (i.e. "free-trading") STI stock for approximately every 93 shares of the Company stock which they own, based on the existing shares outstanding and certain warrants. The record date for the stock dividend was set by the Company’s board of directors as September 15, 2004. The payment date will occur after the United States Securities and Exchange Commission declares STI's SB-2 Registration Statement effective.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 15-        COMMITMENTS (CONTINUED)

In August 2004, the Company announced that it signed a memorandum of understanding with an Israeli technology company ActivePoint Ltd. to jointly pursue a working relationship covering a number of potential technology and communications projects. The companies have agreed that a future working relationship could include select opportunities involving ActivePoint's search engine and other software and the Company’s internet and voice services, wireless, security and other telecommunications and IT initiatives within North America.

In August 2004, the Company announced that it signed a memorandum of understanding with an Israeli technology company ActivePoint Ltd. to jointly pursue a working relationship covering a number of potential technology and communications projects. The companies have agreed that a future working relationship could include select opportunities involving ActivePoint's search engine and other software and the Company’s internet and voice services, wireless, security and other telecommunications and IT initiatives within North America.

In August 2004, the Company signed a business development agreement with Texas Prototypes, Inc., an electronic prototype manufacturing company, to jointly pursue a working relationship covering a number of potential technology projects and business development initiatives. The Company will receive a 5% ownership in the company as consideration for services under the agreement. The value of the investment is $300,000 and is reflected in the condensed consolidated balance sheet at September 30, 2004.

In September 2004 the Company announced the signing of a definitive agreement between the secured creditors of Davel Communications, Inc. whereby the Telco division of the Company will acquire 100% of Davel's senior secured debt in the approximate principal amount of $118 million, as well as approximately 95% of Davel's issued and outstanding common stock in exchange for $14 million. The Company has established a $1,000,000 escrow pending the transaction close. Davel Communications, Inc. operates in a single business segment within the telecommunications industry, operating, servicing and maintaining a system of payphones throughout the United States. The company owns and operates a network of approximately 42,000 payphones in 46 states and the District of Columbia providing it with one of the broadest geographic ranges of coverage of any payphone provider with over 25,000 locations. The company's installed base generates revenue through both coin calls (local and long distance) and non-coin calls (calling cards, collect and third-party billed calls). Significant portions of the company's locations are in high-traffic areas such as convenience stores, shopping centers, truck stops, service stations and grocery stores.

In September 2004, the Company announced a letter of intent to acquire two Bridgeport, Texas phone companies, Affordaphone, Inc. and Basicphone, Inc. The companies provide local, long distance, Internet and cellular services.

In September 2004, the Company announced that its previously announced letter of intent to acquire a portion of Teligent's long-distance business had been terminated. The Company received a $65,000 payment in connection with the termination.

In September 2004, the Company announced it has signed a letter of intent to acquire North Country Internet Access, Inc., an Internet services provider based in Berlin, New Hampshire which offers both analog and digital dial-up, service, Web hosting and design services. North Country Internet Access, Inc. serves residential and small business customers in northern New Hampshire.

In September 2004, the Company formed a strategic alliance with Global Triad Incorporated, a Ft. Lauderdale, FL-based software and wireless broadband company. Pursuant to the arrangement, the companies will look to jointly pursue select wireless projects and work together utilizing Global Triad's compression software.

The Company has entered into letters of intent subsequent to September 30, 2004 with various telecommunications companies. The letters of intent usually expire within three months of issuance (See Note 19).

NOTE 16-        IMPAIRMENT OF GOODWILL

The Company in its acquisitions of their internet and voice services companies recognized $16,875,693 of goodwill. The Company performs its annual impairment test for the goodwill at the end of their fiscal year and has determined that at March 31, 2004 there is no impairment of the goodwill and as of September 30, 2004 believes no further impairment has occurred.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 17-        LITIGATION/ LEGAL PROCEEDINGS

As of September 30, 2004, the Company was not party to any material legal proceedings.

Previously, the Company was party to the legal proceedings detailed below.

Virginia Tech, University of Technology Sponsored Programs, claims from the Company $87,243 for unpaid research and development work performed by the University for NeoReach during the years 2001 and 2000. Subsequent to the year ended March 31, 2004, the Company reached an agreement with the University and the Attorney General of Virginia to settle this claim for $9,106.98 and was subsequently approved by the Governor of Virginia. The Company paid the liability in July 2004 and there are no amounts outstanding as of September 30, 2004.

NOTE 18-    SEGMENT INFORMATION

The Company’s reportable operating segments include Technology, Voice Services, Internet Services and Corporate. The Company allocates cost of revenues and direct operating expenses to these segments.

Operating segment data for the six months ended September 30, 2004 and 2003 are as follows:

For the six months ended September 30, 2004:

			Voice	Internet
	Corporate	Technology	Services	Services	Total
Revenues	$615,000	$-	$955,571	$4,567,662	$6,138,233
Direct costs of revenues	-	-	466,235	2,059,077	2,525,312
Gross profit (loss)	615,000	-	489,336	2,508,585	3,612,921
Operating expenses	2,361,509	778,711	365,883	1,788,139	5,294,242
Depreciation, amortization and impairment	578,462	7,294	27,920	168,948	782,624
Interest (net)	-	-	-	41,255	41,255
Net income (loss)	(2,324,971)	(786,005)	95,533	510,243	(2,505,200)
Segment assets	12,410,455	18,986	4,278,743	17,967,490	34,675,674
Capital expenditures, net of depreciation	-	14,587	71,140	1,290,511	1,376,238

For the six months ended September 30, 2003:

			Voice	Internet
	Corporate	Technology	Services	Services	Total
Revenues	$-	$-	$-	$-	$-
Direct costs of revenues	-	-	-	-
Gross profit (loss)			-	-
Operating expenses	195,332	435,184	-	-	630,516
Depreciation, amortization and impairment	143,635	5,853	-	-	149,488
Interest (net)	14,285	0	-	-	14,285
Net income (loss)	(353,259)	(441,030)	-	-	(794,289)
Segment assets	45,882	47,873	-	-	93,755
Capital expenditures, net of depreciation		51,821	-	-	51,821

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 19-        SUBSEQUENT EVENTS

As part of the June 11, 2004 $2,000,000 funding by Cornell Capital Partners, LP, the remaining $1,200,000 due under the $100 million Standby Equity Distribution Agreement as of September 30, 2004 was converted into 6,387,129 shares of common stock subsequent to September 30, 2004.

As part of the July 9, 2004 $2,000,000 funding by Cornell Capital Partners, LP, the entire $2,000,000 due under the $100 million Standby Equity Distribution Agreement as of September 30, 2004 was converted into 12,453,898 shares of common stock subsequent to September 30, 2004.

As part of the July 28, 2004 $3,000,000 funding by Cornell Capital Partners, LP, $2,400,000 remains outstanding under the $100 million Standby Equity Distribution Agreement as of September 30, 2004. There was not any debt converted into shares of common stock subsequent to September 30, 2004.

In October 2004, the company closed its acquisition of CloseCall America, Inc. a leading regional Competitive Local Exchange Carrier (CLEC) offering local, long distance, 1.800CloseCall prepaid calling cards, wireless, dial-up and DSL internet telecommunications services. The $8 million cash portion of the purchase price was initially funded through non-convertible, one-year, 12% bridge debt financing. The 40 million shares issued as part of the purchase price are restricted under SEC Rule 144. The warrants issued as part of the purchase price have strike prices of $.30 and $.35 per share.

In October 2004, the Company completed the design of its first ZigBee wireless semiconductor chip. The 2.4 GHz chip design for the so-called "RF layer," or "physical layer," is now being converted into a prototype chip at a facility in Taiwan. In addition the Company announced it had begun design on a 900 MHz ZigBee chip.

On November 15, 2004 we purchased the debt of certain senior secured creditors of Davel Communications, Inc., an owner and operator of approximately 42,000 payphones in over 25,000 locations in 46 states and the District of Columbia, and received an assignment of their shares totaling approximately 95% of Davel Communications, Inc.’s outstanding common stock in consideration of a payment of $13,550,000 plus an additional amount of up to $18,000,000 in regulatory receipts actually collected by Davel Communications, Inc. after November 15, 2004. In light of the patent infringement claim asserted against Davel Communications, Inc. and other defendants in the case Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., to meet the potential damage claims and costs of defending against the lawsuit incurred by Davel Communications, Inc., those certain creditors of Davel Communications, Inc. have agreed to set aside with a third party escrow agent, for the duration of the litigation, the $18,000,000 of regulatory receipts collected by Davel Communications, Inc. Any remaining amounts after the conclusion of the lawsuit will be distributed to those certain creditors of Davel Communications, Inc.

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

Overview

MobilePro Corp. is a wireless technology and telecommunications company. We are focused on developing innovative wireless technologies, acquiring and growing profitable voice and internet services providers and creating strategic alliances with companies in complementary product lines and industries. Our wireless technology development efforts are conducted by our wholly owned subsidiary NeoReach, Inc. We provide internet services through our wholly owned subsidiary DFW Internet Services, Inc. and its divisions. In May 2004, we announced our new voice strategy. Through our subsidiary CloseCall America, Inc., we expect to be able to leverage our existing telecommunications customers and assets by cross-selling local and long distance service to our existing and prospective internet services customers. We also plan to sell ISP service to local and long distance customers of certain companies we hope to acquire. We are based in Bethesda, Maryland and have operations in Hurst, Houston, Dallas and Beaumont, Texas; Coshocton, Ohio; Kansas City, Missouri; Janesville, Wisconsin; Shreveport, Louisiana; Tucson, Arizona; Bloomfield Hills, Michigan; and Stevensville, Maryland.

Critical Accounting Policies

We believe there have been no significant changes in our critical accounting policies during the three months ended September 30, 2004 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-KSB for the year ended March 31, 2004.

Recent Events

On October 15, 2004, we acquired CloseCall America, Inc., a Maryland based CLEC offering local, long distance, 1-800, prepaid calling cards, wireless, dial-up and DSL telecommunications services. The acquisition is expected to add more than $25 million in annualized revenue and be accretive to our fiscal 2005 earnings.

We have recently announced in press releases dated August 12, 2004 and September 21, 2004 that we plan to acquire the internet service businesses of WorldNet Communications, Inc. and North Country Internet Access, Inc., respectively. The completion of these transactions is subject to the signing of definitive agreements and customary closing conditions. There can be no assurances that these transactions will close.

On November 15, 2004 we purchased the debt of certain senior secured creditors of Davel Communications, Inc., an owner and operator of approximately 42,000 payphones in over 25,000 locations in 46 states and the District of Columbia, and received an assignment of their shares totaling approximately 95% of Davel Communications, Inc.’s outstanding common stock in consideration of a payment of $13,550,000 plus an additional amount of up to $18,000,000 in regulatory receipts actually collected by Davel Communications, Inc. after November 15, 2004. In light of the patent infringement claim asserted against Davel Communications, Inc. and other defendants in the case Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., to meet the potential damage claims and costs of defending against the lawsuit incurred by Davel Communications, Inc., those certain creditors of Davel Communications, Inc. have agreed to set aside with a third party escrow agent, for the duration of the litigation, the $18,000,000 of regulatory receipts collected by Davel Communications, Inc. Any remaining amounts after the conclusion of the lawsuit will be distributed to those certain creditors of Davel Communications, Inc.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

We had revenues of $4,968,069 and $-0- for the three months ended September 30, 2004 and 2003, respectively. We had revenues of $6,138,233 and $-0- for the six months ended September 30, 2004 and 2003, respectively. The increase in revenue from the periods in 2003 is directly attributable to the revenue generated from the internet and voice divisions acquired by us during the period of January through September 2004 and consulting services rendered.

We had cost of revenues of $2,167,373 and $-0- for the three months ended September 30, 2004 and 2003, respectively. We had cost of revenues of $2,525,312 and $-0- for the six months ended September 30, 2004 and 2003, respectively. The increase in the cost of revenue is directly attributable to the costs incurred by the internet and voice divisions acquired during the period of January through September 2004.

Our operating expenses for the three months ended September 30, 2004 and 2003, were $4,451,206 and $366,592, respectively. Our operating expenses for the six months ended September 30, 2004 and 2003, were $5,791,737 and $637,810, respectively. The increase in our operating expenses was largely attributable to acquisitions costs relating to our acquisition of the internet and voice divisions during the period January through September 2004 and the expenses resulting from the operation of those new subsidiaries.

As of September 30, 2004 we had $8,859,095 in cash and cash equivalents. Our cash position is primarily due to cash we have drawn under the terms of our $100,000,000 Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., cash drawn from nonconvertible notes to Cornell Capital Partners, L.P. and cash generated from operations at our internet and voice subsidiaries.

Operating Losses

Our net operating loss for the three months ended September 30, 2004 and 2003 were $1,747,761 and $416,889, respectively. Our net operating loss for the six months ended September 30, 2004 and 2003 were $2,505,200 and $794,289, respectively. These losses were incurred primarily as a result of the aforementioned incurred expenses.

As of September 30, 2004, the Company had an accumulated deficit of $18,330,976 that may, on a limited basis, be offset against future taxable income. There are limitations on the amount of net operating loss carryforwards that can be used due to the change in control of the management of the Company. No tax benefit has been reported in the financial statements, as of September 30, 2004. Accordingly, the potential tax benefit of the loss carry forwards is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources:

As of September 30, 2004, we had a total Stockholders’ Equity of $5,421,798 compared to a Stockholders’ Equity of $286,319 as of March 31, 2004. For the three and six months ended September 30, 2004, the Company had $4,968,069 and $6,138,233 in revenues, respectively.

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

In July 2004, the Company signed a term sheet for $30,000,000 in non-convertible debt financing with a prominent Dallas, Texas based institutional investor. This transaction was subject to the signing of definitive agreements and customary closing conditions. This potential transaction did not close because subsequent to quarter end the Company entered into negotiations with Airlie Opportunity Fund, a Greenwich, CT based institutional investor.

Although we have the SEDA funding available, it is possible that we may need and not be able to obtain additional sources of financing. The Company may need additional financing, from time to time, for the following:

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

1

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Davel Communications, Inc. has been named as a defendant in a civil action captioned Gammino v. Cellco Partnership d/b/a Verizon wireless, et al., C.A. No. 04-4303 filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claims that Davel Communications, Inc. and other defendants allegedly infringed its patent involving the prevention of fraudulent long distance telephone calls and is seeking unspecified damages in connection with the alleged infringement. Davel Communications has received from the senior secured creditors that have sold their debt to MobilePro $18,000,000 of the purchase price to be paid by MobilePro from certain regulatory receipts collected by Davel Communications, Inc. after the closing of that debt purchase to MobilePro to be used to cover the costs of defending against the plaintiff and any potential recovery of damages by the plaintiff.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

On July 6, 2004, we completed our acquisition of Clover Computer Corporation. Part of the merger consideration payable to the sole stockholder of Clover was $271,132 in convertible promissory notes, which notes are convertible into shares of our common stock.

On July 30, 2004 we completed our acquisition of C.Y.L.K., Inc., d/b/a Affinity Telecom. Part of the merger consideration payable to the stockholders of Affinity included 5,000,000 shares of our common stock and $750,000 in convertible promissory notes, which notes are convertible into shares of our common stock. The common stock was issued on September 8, 2004.

On August 13, 2004, we completed our acquisition of certain assets of Web One, Inc. Part of the consideration paid to Web One, Inc. consisted of 2,500,000 shares of our common stock.

On August 17, 2004 we issued 100,000 shares of our common stock in exchange for recruiting services relating to the hiring of a corporate executive.

On August 30, 2004 we issued 878,816 shares of our common stock to the former stockholders of ShreveNet, Inc. as part of the consideration due to them under the terms of the acquisition agreement.

On September 15, 2004 we completed our acquisition of World Trade Network, Inc. Part of the merger consideration paid to the sole stockholder of World Trade Network, Inc. was $250,000 in convertible promissory notes, which notes are convertible into shares of our common stock.

On September 16, 2004 we completed our acquisition of The River Internet Access Co. Part of the merger consideration paid to the stockholders of The River Internet Access Co. was $388,236 in convertible promissory notes, which notes are convertible into shares of our common stock.

During the quarter ended September 30, 2004, we issued warrants to purchase 2,000,000 shares of our common stock to a consultant in connection with the services it provided to the Company. We also revised Executive Employment Agreement with Kevin Kuykendall to clarify that the 6,000,000 options granted to Mr. Kuykendall were intended to be warrants to purchase common stock.

Item 3. Defaults upon Senior Securities

           There were no defaults upon senior securities during the period ended September 30, 2004.

Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to our stockholders for their approval during the quarter ended September 30, 2004.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits:

10.1	Development Agreement by and among MobilePro Corp., NeoReach, Inc. and Information and Communications University.*

10.2	Promissory Note issued by MobilePro Corp. to Cornell Capital on August 23, 2004.

10.3	Security Agreement between MobilePro Corp. and Cornell Capital dated August 23, 2004.

10.4	Promissory Note issued by MobilePro Corp. to Cornell Capital on August 25, 2004.

10.5	Security Agreement between MobilePro Corp. and Cornell Capital dated August 25, 2004.

10.6	Letter Agreement between MobilePro Corp. and Cornell Capital dated August 27, 2004.

10.7	Promissory Note issued by MobilePro Corp. to Cornell Capital on September 22, 2004.

10.8	Security Agreement between MobilePro Corp. and Cornell Capital dated September 22, 2004.

10.9	Amended and Restated Executive Employment Agreement dated October 14, 2004, between Kevin Kuykendall and MobilePro Corp.

31.1     Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**  Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

* Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and filed separately with the Securities and Exchange Commission.

** These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

B.   Reports of Form 8-K.

During our second quarter ended September 30, 2004, we filed with the Securities and Exchange Commission the following reports on Form 8-K:

On July 8, 2004, we filed a Current Report on Form 8-K pursuant to Items 2 and 7 to report that we completed our acquisition of Clover Computer Corporation.

On July 15, 2004, we filed a Current Report on Form 8-K pursuant to Items 2 and 7 to report that we completed our acquisition of Ticon.net, Inc.

On July 30, 2004 we filed a Current Report on Form 8-K/A pursuant to Item 7 to include the financial statements and pro forma financial information related to our acquisition of ShreveNet, Inc.

On August 19, 2004 we filed a Current Report on Form 8-K pursuant to Items 2 and 7 to report our acquisition of certain assets of Web One, Inc.

II-1

On August 20, 2004 we filed a Current Report on Form 8-K pursuant to Items 2 and 7 to report our acquisition of C.L.Y.K., Inc., d/b/a Affinity Telecom, a Michigan communications company.

On August 23, 2004 we filed a Current Report on Form 8-K pursuant to Items 8.01 and 9.01 to report our intention to issue a property dividend to our stockholders of up to 3,073,113 shares of common stock of Solution Technology International, Inc., a Frederick, Maryland-based software company.

On September 3, 2004 we filed a Current Report on Form 8-K pursuant to Items 2.01, 3.01 and 9.01 to report that we had entered into a definitive Agreement and Plan of Merger to acquire CloseCall America, Inc.

On September 3, 2004 we filed a Current Report on Form 8-K/A pursuant to Item 9.01 to include the financial statements and pro forma financial information related to our acquisition of Clover Computer Corporation.

On September 9, 2004 we filed a Current Report on Form 8-K pursuant to Items 2.01 and 9.01 to report announced that we had entered into a definitive Loan Purchase Agreement and Transfer and Assignment of Shares to acquire 100% of the senior secured debt of Davel Communications, Inc. (“Davel”), as well as approximately 95% of Davel’s issued and outstanding common stock.

On September 10, 2004 we filed a Current Report on Form 8-K/A pursuant to Item 9.01 to report to include the financial statements and pro forma financial information related to our acquisition of Crescent Communications, Inc.

On September 13, 2004 we filed a Current Report on Form 8-K/A pursuant to Item 9.01 to report to include the financial statements and pro forma financial information related to our acquisition of Ticon.net, Inc.

On September 15, 2004 we filed a Current Report on Form 8-K pursuant to Items 2.01 and 9.01 to report to report that we completed our acquisition of World Trade Network, Inc.

On September 17, 2004 we filed a Current Report on Form 8-K pursuant to Items 2.01 and 9.01 to report to report that we completed our acquisition of The River Internet Access Co.

II-2

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILEPRO CORP.

Date: November 15, 2004	By:	/s/ Jay O. Wright
Jay O. Wright, Chief Executive Officer

Date: November 15, 2004	By:	/s/ Kurt Gordon
Kurt Gordon, Chief Financial Officer