Form 10QSB
period 2004-12-31
MOBILEPRO CORP
filed 2005-02-14
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2004

Commission File Number 000-51010_

MOBILEPRO CORP.
(Exact name of registrant as specified in charter)

DELAWARE	87-0419571
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6701 Democracy Boulevard, Suite 300, Bethesda, MD	20817
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(301) 315-9040

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 11, 2005, the Company had outstanding 348,918,011 shares of its common stock, $0.001 par value share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,666,524
Restricted cash	516,794
Accounts receivable, net	11,339,302
Bridge debentures receivable	1,000,000
Investments	450,000
Deposits	13,238
Prepaid expenses and other current assets	2,235,200

Total Current Assets	21,221,058

Fixed assets, net of depreciation	12,860,632

OTHER ASSETS
Other assets	84,218
Deferred financing fees, net of amortization	1,246,667
Customer lists, net of amortization	180,000
Intangible assets, net of amortization	5,570,069
Goodwill, net of impairment	32,705,332

39,786,286

TOTAL ASSETS	$73,867,976

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
DECEMBER 31, 2004 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of long-term debt	$25,430,974
Current portion of notes payable - bank	57,793
Liability for stock to be issued	500,000
Deferred revenue	3,291,999
Accounts payable and accrued expenses	20,777,513

Total Current Liabilities	50,058,279

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	1,424,389
Note payable - bank, net of current portion	97,024

Total Long-Term Liabilities	1,521,413

TOTAL LIABILITIES	51,579,692

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized
and 35,425 shares issued and outstanding	35
Common stock, $.001 par value, 600,000,000 shares authorized
and 348,918,011 shares issued and outstanding	348,918
Additional paid-in capital	42,636,249
Accumulated deficit	(21,296,918)
Minority interest	600,000

Total Stockholder's Equity (Deficit)	22,288,284

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$73,867,976

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003 (UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003

OPERATING REVENUES
Revenues	$23,265,366	$-	$17,127,133	$-

COSTS OF REVENUES	11,158,590		8,633,278

GROSS PROFIT	12,106,776	-	8,493,855	-

OPERATING EXPENSES
Professional fees and compensation expenses	8,794,048	965,306	4,268,757	458,784
Advertising and marketing expenses	852,766	24,480	686,129	-
Research and development costs	30,324	1,620	-	525
General and administrative expenses	4,707,264	100,542	4,377,418	39,382
Office rent and expenses	508,216	84,867	355,686	57,121
Travel and meals expenses	151,756	23,053	62,142	13,541
Depreciation and amortization	1,290,212	10,941	792,717	3,647
Total Operating Expenses	16,334,586	1,210,809	10,542,849	573,000

LOSS BEFORE OTHER INCOME (EXPENSE)	(4,227,810)	(1,210,809)	(2,048,994)	(573,000)

OTHER INCOME (EXPENSE)
Amortization of discount and interest on conversion of debt	(375,150)	(201,787)	(90,021)	(59,593)
Interest income	2,535	-	2,535	-
Other income	90,237	-	90,237	-
Interest expense	(949,902)	(18,745)	(908,647)	(4,460)
Total Other Income (Expense)	(1,232,280)	(220,532)	(905,896)	(64,053)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(5,460,090)	(1,431,341)	(2,954,890)	(637,053)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(5,460,090)	$(1,431,341)	$(2,954,890)	$(637,053)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.02)	$(0.02)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	270,117,287	89,771,571	317,287,577	128,470,688

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003 (UNAUDITED)

	2004	2003

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(5,460,090)	$(1,431,341)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	1,290,212	10,941
Common stock issued for services, compensation,
deferred financing fees, conversion of debt and loss on conversion	15,000	76,444
Noncash investments for consulting services	(450,000)	-
Amortization of discount and interest on conversion of debt	375,150	201,787
Cash received in acquisition of subsidiaries	5,827,223	-

Changes in assets and liabilities
(Increase) decrease in other current assets	743,283	9,518
(Increase) in accounts receivable	1,011,676	-
(Increase) in deposits	(13,238)	-
(Increase) in other assets	(77,139)	-
Increase in deferred revenue	431,247	-
Increase (decrease) in accounts payable and
and accrued expenses	4,069,833	(206,703)
Total adjustments	13,223,247	91,987

Net cash (used in) operating activities	7,763,157	(1,339,354)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions	(32,960,500)	-
Capital expenditures	(1,384,688)	-

Net cash (used in) investing activities	(34,345,188)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	84,499	-
Proceeds from convertible debentures-other and
equity line of credit	9,000,000	2,185,000
Change in convertible debentures - officers, net	-	(72,000)
Proceeds (payments) of long-term debt, net	21,208,449	(37,500)
Net cash provided by financing activities	30,292,948	2,075,500
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003 (UNAUDITED)

	2004	2003
NET INCREASE IN
CASH AND CASH EQUIVALENTS	3,710,917	736,146

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	1,955,607	6,715

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,666,524	$742,861

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$45,550	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Issuance of common stock for:
Services and compensation and conversion of debt	$15,000	$76,444
Conversion of equity line of credit to stock	$13,000,000	$1,395,000
Conversion of convertible debentures - other	$-	$165,000
Conversion of payables	$90,000	$384,173
Deferred financing fees	$1,760,000	$-
Amortization of discount and interest on conversion of debt	$375,150	$201,787
Liability for stock to be issued	$500,000	$-

Goodwill acquired in acquisitions	$31,893,329	$-

Acquisition of subsidiaries
Fair value of net assets at acquisition date	$38,787,723	$-
Less: Cash paid for subsidiaries	(32,960,500)	-

Cash received in acquisition of subsidiaries	$5,827,223	$-

Note payable in escrow	$75,000	$-
Investments for consulting services	$450,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1-       ORGANIZATION AND BASIS OF PRESENTATION

MobilePro Corp. a Delaware corporation as of June 1, 2001 merged into Craftclick.com, Inc. with Craftclick being the surviving corporation and the Certificate of Incorporation and By-Laws of Craftclick being the constituent documents of the surviving corporation. In July 2001, the Company changed its name to MobilePro Corp. (“MobilePro” or “ Company”).

On March 21, 2002, MobilePro entered into an Agreement and Plan of Merger with NeoReach, Inc. (“Neoreach”), a private Delaware company pursuant to which a newly formed wholly owned subsidiary of MobilePro merged into NeoReach in a tax-free transaction. NeoReach is a development stage company designing and developing various wireless technologies and solutions. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach became a wholly owned subsidiary of MobilePro. On April 23, 2002, the company issued 12,352,129 shares of its common stock and no cash pursuant to the Agreement. The Board of Directors determined the consideration to be a fair compensation to the NeoReach shareholders. The issuance of the shares were valued at a fair value of $6,546,628, based on the last trading price of $0.53 and assuming there was actual active trading of the stock at that time.

On March 12, 2003, the Company amended its Certificate of Incorporation and pursuant to a board resolution, increased the authorized level of common stock from 50,000,000 to 600,000,000. The Company subsequently increased the shares authorized under its 2001 Equity Performance Plan from 1,000,000 to 6,000,000.

On January 19, 2004, the Company consummated a Stock Purchase Agreement with DFW Internet Services, Inc. A newly formed, wholly-owned subsidiary of MobilePro merged into DFW Internet Services, Inc. in a tax-free exchange transaction. As a result of the merger, DFW Internet Services, Inc. is now a wholly owned subsidiary of MobilePro. In March 2004, the Company issued 18,761,726 shares of common stock to the holders of DFW Internet Services, Inc. in a share exchange for 100% of DFW Internet Services, Inc. common stock. The issuances of the shares were valued at a fair value of $500,000 based on the average 20 day closing price ($0.02665) prior to January 19, 2004.

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

In June 2004, the Company acquired US1 Telecommunications, Inc., a long distance provider in Kansas for $200,000 in cash and conditional promissory notes.

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

In August 2004, the Company acquired Affinity Telecom, a Michigan-based Competitive Local Exchange Carrier (“CLEC”) and long distance carrier. The Company paid $3,440,000 in cash, notes, and a convertible note. The Agreement and Plan of Merger by and between the Company and Affinity Telecom was amended as of December 2004 to settle certain disputes regarding the financial condition of Affinity Telecom. The Amendment results in a reduction in the aggregate consideration the Company paid by approximately $927,000.

In August 2004, DFW Internet Services, Inc. acquired the customer base, corporate name and certain other assets of Web One, Inc., a Kansas City, Missouri-based Internet service and web-hosting provider for $2,000,000 in cash and common stock which is expected to be issued subject to post closing adjustments in the Company’s fiscal fourth quarter, and is reflected as a liability for stock to be issued at December 31, 2004.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

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

In October 2004, the Company acquired CloseCall America, Inc. a Maryland-based CLEC, offering local, long distance, 1.800CloseCall prepaid calling cards, wireless, dial-up and DSL internet telecommunications services. The purchase price included cash of $8,000,000 and 39,999,999 shares of common stock valued at $10,000,000 plus warrants to purchase 3,500,000 additional shares of common stock. The 39,999,999 shares are restricted under SEC Rule 144 and the 2,500,000 and 1,000,000 warrants issued have strike prices of $.30 and $.35 per share, respectively.

In November 2004, the Company acquired 95.2% of the issued and outstanding common stock of Davel Communications, Inc., an owner and operator of approximately 40,000 payphones in approximately 25,000 locations in 46 states and the District of Columbia. The Company acquired 100% of Davel's senior secured debt in the approximate principal amount of $104 million, as well as the 95.2% of Davel's common stock in exchange for $14 million. The purchase price includes cash of $14,000,000 plus warrants to purchase up to 5,000,000 shares of common stock at the price of $0.30 per share. Additionally, the Company has an obligation to purchase the remaining 4.8% of Davel’s common stock at $.015 per share.

NOTE 2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The Company maintains cash and cash equivalents with a financial institution that exceeds the limit of insurability under the Federal Deposit Insurance Corporation. However, due to management’s belief about the financial strength of Bank of America, management does not believe the risk of keeping deposits in excess of federal deposit limits at Bank of America to be a material risk.

Restricted Cash

The Company is required to maintain letters of credit collateralized by cash as additional security for the performance of obligations under certain service agreements. In addition, cash is held as collateral for a note payable to the bank for an expansion loan as disclosed in Note 8. The cash collateral is restricted and is not available for the Company’s general working capital needs. The letters expire in 2005. At December 31, 2004, the restricted cash was $516,794.

Revenue Recognition

The Company in January 2004 emerged from the development stage with the acquisition of DFW Internet Services, Inc. The Company, as it relates to internet services recognizes income when the services are rendered and collection is reasonably assured and recognizes deferred revenue as a liability on services the Company pre-bills.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Revenue derived from local, long-distance and wireless calling, and Internet access is recognized in the period in which subscribers use the related service. Deferred revenue represents the unearned portion of local, wireless and internet services that are billed one and two months in advance, respectively.

Revenue from product sales that contain embedded software is recognized in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition.”

Revenue from product sales is recognized based on the type of sale transactions as follows:

Shipments to Credit-Worthy Customers with No Portion of the Collection Dependent on Any Future Event: Revenues is recorded at the time of shipment. Shipments to a Customer without Established Credit: These transactions are primarily shipments to customers who are in the process of obtaining financing and to whom the Company has granted extended payment terms. Revenues are deferred (not recognized) and no receivable will be recorded until a significant portion of the sales price is received in cash.

Shipments where a portion of the Revenue is Dependent upon Some Future Event: These consist primarily of transactions involving value-added resellers (“VAR”) to an end user. Under these agreements, revenues are deferred and no receivable will be recorded until a significant portion of the sales price is received in cash. On certain transactions, a portion of the payment is contingent upon installation or customer acceptance.

Upon non-acceptance, the customer may have a right to return the product. The Company does not recognize revenue on these transactions until these contingencies have lapsed.

Certain of the Company’s product sales are sold with maintenance/service contracts. The Company allocates revenues to such maintenance/service contracts based on vendor-specific objective evidence of fair value as determined by the Company’s renewal rates. Revenue from maintenance/service contracts are deferred and recognized ratably over the period covered by the contract.

The Company, in addition to its internet and voice services, from time to time provides consulting services. During the nine months ended December 31, 2004, the Company generated $615,000 in revenue from consulting services. Compensation for these services included $450,000 of common stock and is recorded on the condensed consolidated balance sheet as an investment at the fair value of the common stock received. The Company has entered two common stock transactions, the first with a software company based in Maryland and another with a specialized electronic assembly prototyping engineering firm in Texas. (See Notes 2, 3, 10 and 14)

Income Taxes

Effective July 14, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 (the Statement), Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising and promotional expenses were approximately $852,766 and $24,480 for the nine months ended December 31, 2004 and 2003, respectively.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deductions are made for retirements resulting from renewals or betterments.

Reclassifications

Certain amounts in the December 31, 2003 financial statements were reclassified to conform to the December 31, 2004 presentation. The reclassifications in the December 31, 2003 financial statements resulted in no changes to the accumulated deficits.

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

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.

Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

Deferred Financing Fees

The Company, in May 2004, issued 8,000,000 shares of common stock with a value of $1,760,000 in connection with its Standby Equity Distribution Agreement. These shares were issued as financing fees to complete the transaction. The agreement runs for a period of 24 months and the Company will amortize this fee over that period of time. The Company incurred $513,333 in amortization expense for the nine months ended December 31, 2004. (See Note 9)

Earnings (Loss) Per Share of Common Stock

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

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended:

	December 31, 2004	December 31, 2003
Net loss	($5,460,090)	($1,431,341)

Weighted-average common shares
outstanding (Basic)	270,117,287	89,771,571

Weighted-average common stock
equivalents

Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	270,117,287	89,771,571

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for December 31, 2004 and 2003 because inclusion would have been anti-dilutive.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142 “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company, in its acquisitions, recognized $32,705,332 of goodwill. In addition, DFW Internet Services, Inc. in its acquisitions of Internet Express, Inc., The River Internet Access Co., World Trade Network, Inc., and Ticon.net acquired $373,273, $1,229,883, $415,750, and $2,853 respectively in other intangible assets. The Company acquired other intangible assets of Close Call and Davel in the amounts of $249,248 and $4,157,967, respectively. The Company is amortizing the other intangible assets over a period of three to fifteen years, and the Company performs its annual impairment test for goodwill at fiscal year-end. As of December 31, 2004 the Company has determined that there is no impairment of its goodwill.

The company capitalizes computer software development costs and amortizes these costs over an estimated useful life of 5 years.

Investments

The Company on June 29, 2004 entered into a Business Development Agreement with Solution Technology International, Inc (STI), a company based in Maryland, whereby the Company will provide consulting services to STI in exchange for a 5% ownership in the company. The value of the investment is $150,000 and is reflected in the condensed consolidated balance sheet at December 31, 2004. (See Notes 2, 3, 10 and 14)

The Company on August 26, 2004 entered into a Business Development Agreement with Texas Prototypes, a company based in Texas, whereby the Company will provide consulting services to Texas Prototypes in exchange for a 5% ownership in the company. The value of the investment is $300,000 and is reflected in the condensed consolidated balance sheet at December 31, 2004. (See Notes 2, 3, 10 and 14)

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31 2004 AND 2003

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

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

In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did have a significant impact on the Company's results of operations or financial position. (See Note 10)

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

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

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

NOTE 3- BRIDGE DEBENTURES RECEIVABLE

On August 23, 2004, the Company provided a $700,000 bridge debenture to Texas Prototypes, which is convertible into Common Stock of Texas Prototypes. Texas Prototypes may redeem the debenture at any time for 120% of the face value plus accrued interest. The Company expects to be repaid by converting the debenture into Texas Prototypes common stock. The debenture is secured by the assets of Texas Prototypes. If the debenture is not redeemed within three years it will be converted into common stock of Texas Prototypes. (See Notes 2, 10 and 14)

On August 25, 2004, the Company provided a $300,000 bridge debenture to Solution Technology International, Inc (STI) which is convertible into Common Stock of STI. STI may redeem the debenture at any time for 120% of the face value plus accrued interest. The Company expects to be repaid by converting the debenture into STI common stock. The debenture is secured by the assets of STI. If the debenture is not redeemed within three years it will be converted into common stock of STI. (See Notes 2, 10 and 14)

NOTE 4- INTANGIBLE ASSETS - VOICE ACQUISITIONS

The Company has recorded an intangible asset for the cost of a customer list at $200,000. Accumulated amortization of the customer list was $20,000 for the nine months ended December 31, 2004.

NOTE 5- FIXED ASSETS

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

There was $614,098 and $10,941 charged to operations for depreciation expense for the nine months ended December 31, 2004 and 2003, respectively. The Company acquired $1,384,688 in fixed assets from its acquisitions during the nine months ended December 31, 2004.

NOTE 6-  OTHER LIABILITIES

Liability for stock to be issued

In August 2004, DFW Internet Services, Inc. acquired the customer base, corporate name and certain other assets of Web One, Inc., an internet service provider in Kansas City, Missouri for cash and common stock. The Company is obligated, subject to post closing adjustments, to issue 2,500,000 shares of common stock to the shareholders of Web One, Inc. in exchange for $500,000 common stock portion of the acquisition price. The shares had a fair value of $500,000 based on the current stock price ($0.20) upon the final acceptance to the terms of the agreement. Certain provisions of the asset purchase agreement may require subsequent adjustments to the purchase price. Negotiations between the parties on the amount of the adjustments have not concluded as of December 31, 2004. The adjustments mentioned above not withstanding, the balance on the unpaid shares at December 31, 2004 is $500,000.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

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

In March 2004, the Company reached an agreement with DBED to accept payment of $7,000 for a full release of terms relating to the CIP. The Company made this payment in April 2004. The outstanding balance at December 31, 2004 is $0.

NOTE 8-  NOTE PAYABLE - BANK

The Company entered into a bank loan for $5,000 to purchase equipment in October 2003. The note accrued interest at an annual rate of 9% per annum and matured October 1, 2004. The balance was paid off in September 2004.

Other long-term bank debt consisted of the following:

Note payable to bank for office expansion costs at $4,317 per month, including interest at 4.3%, and maturing April 2007; secured by cash pledged as collateral.	$114,594

Note payable to bank for purchase of vehicle at $1,000 per month, including interest at 6%, and maturing September 2008; secured by the vehicle.	40,223
154,817
Less: Current maturities	(57,793)
$97,024

Principal maturities of long-term debt are as follows: Nine months ending December 31,
2005	$57,793
2006	60,427
2007	27,002
2008	9,595
$154,817

NOTE 9-       STANDBY EQUITY DISTRIBUTION AGREEMENT AND EQUITY LINE OF CREDIT

On May 31, 2002, the Company entered into an Equity Line of Credit arrangement with Cornell Capital Partners, L.P. that was terminated on October 16, 2002 and re-entered on the same day October 16, 2002. This agreement was in turn terminated on February 6, 2003 and re-entered the same day February 6, 2003. The Equity Line of Credit provided generally, that Cornell would purchase up to $10 million of common stock over a two-year period, with the time and amount of such purchases, if any, at the Company’s discretion. Cornell Capital purchased the shares at a 9% discount to the prevailing market price of the common stock.

There were certain conditions applicable to the Company’s ability to draw down on the $10 million Equity Line of Credit including the filing and effectiveness of a registration statement registering the resale of all shares of common stock that may have been issued to Cornell under the $10 million Equity Line of Credit and the Company’s adherence with certain covenants. The registration statement became effective May 9, 2003.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

NOTE 9-       STANDBY EQUITY DISTRIBUTION AGREEMENT AND EQUITY LINE OF CREDIT (CONTINUED)

In the event Cornell Capital were to hold more than 9.9% of the then-outstanding common stock of the Company, the Company would have been unable to draw down on the $10 million Equity Line of Credit.

In the nine months ended December 31, 2003, the Company drew $2,235,000 from Cornell Capital Partners, L.P in accordance with the $10 million Equity Line of Credit and advanced 104,517,453 shares of its common stock to the escrow agent as part of these loans. As of December 31, 2003 there was $1,000,000 outstanding and 79,038,001 shares of common stock were converted for the nine months ended December 31, 2003.

In the nine months ended December 31, 2004, the Company drew $2,000,000 from Cornell Capital Partners, L.P in accordance with the $10 million Equity Line of Credit and advanced 10,000,000 shares of its common stock to the escrow agent as part of these loans. As of December 31, 2004, $-0- remains outstanding and 25,276,134 shares of common stock were converted for the nine months ended December 31, 2004.

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

In the nine months ended December 31, 2004, the Company drew $9,200,000 from Cornell Capital Partners, L.P, in accordance with the $100 million Standby Equity Distribution Agreement and advanced 60,000,000 shares of its common stock to the escrow agent as part of these loans. As of December 31, 2004, $-0- remains outstanding and 52,172,192 shares of common stock were converted for the nine months ended December 31, 2004.

NOTE 10- LONG-TERM DEBT

Corporate

On August 23, 2004, the Company borrowed $700,000 from Cornell Capital Partners. The amount is due in 180 days and carries an interest rate of 14%. The note is secured by all of the assets of the Company. In addition, the Company has escrowed two requests for advances each totaling $350,000 under the terms of the $100 million Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. The proceeds were advanced to Texas Prototypes by the Company in anticipation of Texas Prototypes’ initial public offering. (See Notes 2, 3 and 14)

On August 25, 2004, the Company borrowed $300,000 from Cornell Capital Partners. The amount is due in 180 days and carries an interest rate of 14%. The note is secured by all of the assets of the Company. In addition the Company has escrowed two requests for advances each totaling $150,000 under the terms of the $100 million Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. The proceeds were advanced to Solution Technology International, Inc. (STI) by the Company in anticipation of STI’s initial public offering. (See Notes 2, 3 and 14)

On August 27, 2004, the Company borrowed $8,500,000 from Cornell Capital Partners. The amount is due in one year and carries an interest rate of 12%. The note is secured by the assets of the Company and was utilized for the acquisition of CloseCall. In December 2004, the Company converted $2,200,000 of the note balance into the $100 million Standby Equity Distribution Agreement. As of December 31, 2004, the remaining principal balance of the note payable was $6,300,000 and the accrued interest on this note for the nine months ended December 31, 2004, was $335,089. The Company has classified the note and the accrued interest as short-term liabilities.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

NOTE 10-       LONG-TERM DEBT (CONTINUED)

Corporate (Continued)

On September 22, 2004, the Company borrowed $3,700,000 from Cornell Capital Partners. The amount is due in one year and carries an interest rate of 12%. The note is secured by the assets of the Company and was utilized for the acquisition of The River Internet Access Co. and World Trade Network, Inc. As of December 31, 2004, the remaining principal balance of the note payable was $3,700,000 and the accrued interest on this note for the nine months ended December 31, 2004, was $121,644. The Company has classified the note and the accrued interest as short-term liabilities.

On November 15, 2004, the Company borrowed $15,200,000 from Airlie Opportunity Master Fund (“Airlie”), a Greenwich, Connecticut-based institutional investor. MobilePro repaid $2,200,000 on November 30, 2004 and the remaining $13,000,000 note is payable on November 15, 2005 and carries an interest rate of 23%. The funds were utilized to complete the acquisition of 95.2% of the stock of Davel Communications, Inc. as described in Note 1. The note is secured by 100 % of the stock of Davel Communications, Inc. that was conveyed on November 15, 2004, plus 100 % of the Davel debt instruments that were acquired in the transaction. In addition, the note is secured by the assets of the Company, as subordinated by the pre-existing first lien of Cornell Capital Partners. As of December 31, 2004, the remaining principal balance of the note payable was $13,000,000 and the accrued interest payable on this note was $373,750. The Company has classified the note and the accrued interest as short-term liabilities.

Internet Services Acquisitions

On June 21, 2004, DFW Internet Services, Inc. entered into an asset purchase agreement with Crescent Communications, Inc. The agreement included a promissory note payable to Crescent Communications, Inc. in the amount of $250,000, with simple interest accruing at 6% per annum, and monthly payments in the amount of $21,516 beginning on July 21, 2004. The note matures on June 21, 2005, and the monthly payments will apply first to interest with the remaining portion of the payment reducing the principal balance. The payments commenced on July 21, 2004, and the note outstanding balance on December 31, 2004, was $126,791. The interest on these notes for the nine months ended December 31, 2004, was $5,887.

DFW Internet Services, Inc. entered into four (4) promissory notes with the prior owners of Ticon.net, Inc. for an aggregate principal amount of $250,000 plus interest computed at 6% per annum. The notes were made as of July 14, 2004, and matured on November 10, 2004. The note payments scheduled for November 10, 2004 were not made due to certain provisions of the stock purchase agreement requiring subsequent adjustments to the purchase price and outstanding notes.

Negotiations between the parties on the amount of the note adjustments were not concluded as of December 31, 2004. The adjustments mentioned above not withstanding, as of December 31, 2004, the principal balance on the notes was $250,000, and accrued interest on the notes for the nine months ended December 31, 2004, was $6,986. The total outstanding note balance plus interest are classified as short-term liabilities.

DFW Internet Services, Inc. entered into four (4) promissory notes with the prior owners of Internet Express, Inc. for an aggregate principal amount of $300,000. The notes were made as of March 1, 2004 and mature March 1, 2006. DFW Internet Services, Inc. has agreed to pay a monthly amount of $5,000 inclusive of interest towards the principal balance of $300,000 with the remaining $180,000 plus accrued interest to be paid by the maturity date. Interest on these notes will accrue at an annual rate of 6% percent per annum. The monthly payments will first be applied to interest and the remaining portion will be a reduction of the principal balance. The payments commenced on April 1, 2004. The balance at December 31, 2004 on these promissory notes is $233,799. The interest expense on these notes for the nine months ended December 31, 2004 is $12,546. Of the total amount outstanding, $60,000 is reflected as a current liability and the remaining $173,799 is due March 1, 2006.

DFW Internet Services, Inc. entered into two (2) promissory notes with the prior owner of Clover Computer Corporation for an aggregate note principal amount of $542,264. The first note matures on July 6, 2005, and the second is a convertible note that matures on July 6, 2006. DFW Internet Services has agreed to a quarterly debt service inclusive of interest at a simple rate of 7% per annum on the first note, with the first quarterly payment of $70,774 to begin October 6, 2004, and the last payment of the same amount due on July 6, 2005. The first and second payments scheduled for October 6, 2004 and January 6, 2005, were not made due to certain provisions of the stock purchase agreement requiring subsequent adjustments to the purchase price and outstanding notes. Negotiations between the parties on the amount of the note adjustments have not concluded as of December 31, 2004. The adjustments mentioned above not withstanding, the balance on December 31, 2004, on the first promissory note was $271,132, and accrued interest on this note for the nine months ended December 31, 2004,

MOBILEPRO CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

NOTE 10-       LONG-TERM DEBT (CONTINUED)

Internet Services Acquisitions (Continued)

was $9,256. The total outstanding note balance plus interest are classified as short-term liabilities. The second note is a convertible note in the amount of $271,132 that matures on July 6, 2006, with simple interest computed at an annual rate of 4%, and a balloon payment of principal and interest at maturity. The principal balance on the note for the nine months ended December 31, 2004, was $271,132 with accrued interest of $5,289. The total outstanding balance and accrued interest were classified as long-term liabilities. At any time prior to maturity, the note holder has the right, at the holder’s option, prior to the repayment of the outstanding balance under the note, to convert such outstanding balance of this note, in whole or in part, into common stock at a conversion price of $.20 per share.

DFW Internet Services, Inc. entered into two (2) promissory notes with the prior owner of World Trade Network, Inc. for an aggregate principal amount of $500,000. The two notes were made as of September 15, 2004, and the first note matures on September 15, 2005, and the second is a convertible note that matures on March 15, 2006. DFW Internet Services, Inc. has agreed to a quarterly debt service inclusive of interest at a simple rate of 6% per annum on the first note. The first quarterly payment of $64,861 was due on December 15, 2004, and the last payment of the same amount is due on September 15, 2005. The principal balance on December 31, 2004 of the first promissory note was $250,000, and accrued interest on this note as of December 31, 2004, was $4,397. The initial payment was not made on December 15, 2004 due to certain provisions of the stock purchase agreement requiring subsequent adjustments to the purchase price and outstanding notes. Negotiations between the parties on the amount of the note adjustments have not concluded as of December 31, 2004. The total outstanding principal balance and accrued interest are classified as short-term liabilities. The second note is a convertible note in the amount of $250,000 that matures on March 15, 2006, with simple interest computed at an annual rate of 3%, and a balloon payment of principal and interest at maturity. The principal balance on the note as of December 31, 2004, was $250,000 with accrued interest of $2,199. The outstanding principal balance and accrued interest are classified as long-term liabilities. At any time prior to maturity, the note holder has the right, at the holder’s option, prior to the repayment of the outstanding balance under the note, to convert such outstanding balance of this note, in whole or in part, into common stock at a conversion price of $.20 per share.

DFW Internet Services, Inc. entered into thirty (30) promissory notes with the prior owners of The River Internet Access Co. for an aggregate principal amount of $776,472. The thirty (30) notes were made as of September 16, 2004, and the first set of fifteen (15) notes mature on September 15, 2005, and the second set of fifteen (15) notes are convertible notes that mature on March 15, 2006. DFW Internet Services, Inc. has agreed to a quarterly debt service inclusive of interest at a simple rate of 6% per annum on the first fifteen notes. The first quarterly payment of $102,867 was made and the last payment of the same amount is due on September 16, 2005. The aggregate principal balances on December 31, 2004, on the first set of fifteen promissory notes were $291,181, and accrued interest on these notes as of December 31, 2004, was $5,808. The total outstanding principal balances and accrued interest are classified as short-term liabilities. The second set of fifteen notes are convertible notes in the aggregate amount of $388,236 that mature on March 16, 2006, with simple interest computed at an annual rate of 3%, and a balloon payment of principal and interest at maturity. The principal balances on the notes as of December 31, 2004, were $388,236 with accrued interest of $3,382. The aggregate outstanding note principal balances and accrued interest of the second set of notes were classified as long-term liabilities. At any time prior to maturity, the note holders have the right, at the holders’ option, prior to the repayment of the outstanding balances under the notes, to convert such outstanding balances of their notes, in whole or in part, into common stock at a conversion price of $.20 per share.

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

MOBILEPRO CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

NOTE 10-       LONG-TERM DEBT (CONTINUED)

Voice Services Acquisitions

The Company acquired US1 Telecommunications, Inc. and escrowed $75,000, which was due and payable to the former owner within 5 months of the closing date (June 29, 2004), provided the subsidiary performed as indicated in the agreement. The note bears interest at a rate of 5% and was due on December 1, 2004 in the amount of $75,940. The final payment, scheduled for December 1, 2004, was not made due to certain provisions of the agreement requiring subsequent adjustments to the purchase price and outstanding note. The final adjustments according to the terms of the agreement have not been determined as of December 31, 2004. The adjustments mentioned above notwithstanding, the balance on December 31, 2004, on the note was $75,940, and accrued interest on this note for the nine months ended December 31, 2004, was $940. The total outstanding note balance plus interest is classified as a short-term liability. The Company has classified the $75,000 as restricted cash in the condensed consolidated balance sheet.

The Company and the former owners of Affinity Telecom entered into Put Agreements as of September 19, 2004. The Put Agreements gave the former owners of Affinity Telecom the right to have the Company repurchase all, but not less than all, of the common stock issued to the former owners. The aggregate purchase price under the Put Agreement was $995,000. The Company previously classified this as a short-term liability on its September 30, 2004 condensed consolidated financial statements in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FASB 150”). Pursuant to FASB 150, a financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets, such as a put option on the issuer’s equity shares that is to be physically settled or net cash settled, should be classified as a liability. The Agreement and Plan of Merger by and between the Company and Affinity Telecom was amended as of December 2004 to settle certain disputes regarding the financial condition of Affinity Telecom. According to the terms of the Amendment the Put Agreement was terminated and the outstanding balance at December 31, 2004 is $0.

The Company acquired Affinity Telecom and maintained an escrow payable in the amount of $140,000 related to the Agreement and Plan of Merger. The Agreement and Plan of Merger by and between the Company and Affinity Telecom was amended as of December 2004 to settle certain disputes regarding the financial condition of Affinity Telecom. According to the terms of the Amendment the escrow payable was terminated and the outstanding balance at December 31, 2004 is $0.

The Company acquired Affinity Telecom and recorded a payable in the amount of $50,000 representing additional consideration applicable to accounts receivable outstanding at July 30, 2004. The Agreement and Plan of Merger by and between the Company and Affinity Telecom was amended as of December 2004 to settle certain disputes regarding the financial condition of Affinity Telecom. According to the terms of the Amendment the $50,000 payable was terminated and the outstanding balance at December 31, 2004 is $0.

The Company acquired Affinity Telecom and issued two (2) notes with the prior owners, a $300,000 non-interest bearing promissory note and a $750,000 convertible promissory note. The Agreement and Plan of Merger by and between the Company and Affinity Telecom was amended as of December 2004 to settle certain disputes regarding the financial condition of Affinity Telecom. According to the terms of the Amendment the two (2) notes with the prior owners were terminated and the outstanding balance at December 31, 2004 is $0.

Vehicle

DFW Internet Services, Inc. entered into a note for the purchase of a company vehicle in August 2004.

The note is a three-year note that matures in April 2006 with a balloon payment of approximately $45,000. The note carries an annual percentage rate of 7.25% and the payments including interest are $979.49 per month.

The Company’s maturities over the next two years and in the aggregate are expected to be as follows:

2005	$11,754
2006	57,989

Total	$69,743

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

NOTE 10-       LONG-TERM DEBT (CONTINUED)

Leases

In 2003, the Company leased certain equipment under capital lease arrangements. The Company also leases a building and various equipment under non-cancelable operating leases. The building lease expires in 2007 and contains options to renew for additional terms of two years at the prevailing market rate. The equipment lease expires in 2007. In the normal course of business, operating leases are generally renewed or replaced by other leases.

Property and equipment includes the following amount for leases that have been capitalized at December 31, 2004:

Computer and mailing equipment	$43,812
Less accumulated amortization	(9,388)
$34,424

Amortization of leased assets is included in depreciation and amortization expense.

Future minimum payments under non-cancelable operating leases with initial terms of one year or more consist of the following for the twelve months ending December 31:

	Capital Leases	Operating Leases

2005	$10,508	$385,259
2006	10,508	382,727
2007	10,508	83,096
2008	5,253	18,497
Total minimum lease payments	36,777	869,579

Less: Amounts representing interest	(4,513)
Less: Current portion	(8,413)
Long term capital lease obligation	$23,851

NOTE 11-       STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of December 31, 2004, the Company has 600,000,000 shares of common stock authorized and 348,918,011 issued and outstanding.

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

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

NOTE 11-       STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

The following details the stock transactions for the nine months ended December 31, 2004.

In May 2004, the Company issued 2,000,000 shares of common stock under a settlement agreement with a former executive, valued at $90,000 and issued 421,037 shares of common stock for the exercise of options under the Company’s 2001 Equity Performance Plan to another former executive for cash of $23,999.

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

In September 2004, the Company issued 5,000,000 shares of common stock to the former owners of Affinity Telecom as partial compensation for the acquisition of Affinity Telecom by the Company. The issuances of the shares were valued at a fair value of $1,000,000 based upon the date of agreement and the terms of the deal.

In November 2004, the Company issued 39,999,999 shares of common stock to the former owners of CloseCall America, Inc. as partial compensation for the acquisition of CloseCall America, Inc. that was completed on October 18, 2004. The 39,999,999 shares were recorded at a fair value of $10,000,000 and the shares are restricted under SEC Rule 144.

In the nine months ended December 31, 2004, the Company issued 10,000,000 shares of common stock to the escrow agent for use in raising money on the $10 million Equity Line of Credit. The Company also converted $3,800,000 of debt into 25,276,134 shares of common stock and recognized $256,691 of amortization of discount on debt conversions relating to the $10 million Equity Line of Credit.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

NOTE 11-       STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

In the nine months ended December 31, 2004, the Company issued 60,000,000 shares of common stock to the escrow agent for use in raising money on the $100 million Standby Equity Distribution Agreement. The Company also converted $9,200,000 of debt into 52,172,192 shares of common stock. The Company also converted $13,907 of interest into 81,355 shares of common stock. The Company recognized $118,459 of amortization of discount on debt and interest conversions relating to the $100 million Standby Equity Distribution Agreement.

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized and 35,378 shares of preferred stock issued and outstanding as of December 31, 2004. There were no issuances of preferred stock during the nine months ended December 31, 2004.

Stock Options and Warrants

The Company has authorized 6,000,000 shares under the 2001 Equity Performance Plan to be issued as options to employees of the Company. In addition, the Company from time to time has issued board resolutions to issue warrants to key personnel.

Under the Black-Scholes option pricing model, the total value of the stock options granted is charged to operations. SFAS No. 123, “Accounting for Stock-Based Compensation ”, encourages adoption of a fair-value-based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic-value method for options granted to employees and disclose pro forma net loss. Of the 7,850,000 options outstanding at December 31, 2004, 5,345,417 of these options are vested.
The following table summarizes the activity of the Company's stock option plan for the nine months ended December 31, 2004:

	Number of	Weighted-Average
	Options	Exercise Price

Outstanding - beginning of period	4,171,037	$.0482
Granted	7,225,000.1389
Exercised	(2,446,037)	.0476
Cancelled	(1,100,000)	.2045
Outstanding - end of period	7,850,000	$.1099

Exercisable at end of period	5,545,417	$.0776

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, which approximates fair value, with the following weighted-average assumptions used for stock options granted in 2004; no annual dividends, volatility of 60%, risk-free interest rate of 3.00%, and expected life of 9.58 years.

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below for the nine months ended December 31, 2004:

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

NOTE 11-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED) Stock Options and Warrants (Continued)

Net loss:
As reported	($5,460,090)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,093,029)

Pro forma	(11,553,120)
Net loss per share:
As reported:
Basic	($.02)
Diluted	($.02)
Pro forma:
Basic	($.04)
Diluted	($.04)

The Company has issued 47,782,500 stock warrants in the nine months ended December 31, 2004. The total warrants outstanding at December 31, 2004 are 52,282,500.

The fair value of these warrants was estimated using the Black-Scholes pricing model with the following assumptions: interest rate 3.0%, dividend yield 0%, volatility 60% and expected life of ten years.

The Company has the following warrants exercisable for the purchase of its common stock as of December 31, 2004:

Exercise Price	Exercise Date	Exercisable Warrants
$.30	November, 2009	5,000,000
$.032	September, 2013	500,000
$.018	January, 2014	4,156,250
$.018	April, 2014	14,382,500
$.20	June, 2014	3,750,000
$.18	July, 2014	2,000,000
$.30	October, 2014	2,500,000
$.35	October, 2014	1,000,000
$.20	November, 2014	83,333

		33,372,083
	Weighted average exercise price	$0.1221

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

NOTE 12-       PATENTS

As of December 31, 2004, the Company had filed a total of eight patent applications which were pending with the U.S. Patent and Trademark Office (PTO) in the areas of “Smart Antenna” technology and RF Transceiver Chip Design for "Low Noise Amplifier for wireless communications". As of December 31, 2004, the Company had been granted approval of five patents and three patent applications are still pending approval. The five approved patents are as follows:

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

“Improvement of PN Code Chip Time Tracking with Smart Antenna”, a patent application is pending - awaiting first Office Action from Patent Office.

"Low Noise Amplifier for Wireless Communications", a patent application is pending with the U.S. Patent and Trademark Office. The patent application describes a technology that increases integration on a semiconductor chip for wireless communications. The new design is anticipated to allow for lower cost and more compact and efficient wireless communications.

"Voltage Controlled Oscillator using Complementary Transistors", a patent application is pending with the U.S. Patent and Trademark Office. The patent application describes a technology that reduces the "noise" associated with the translation of an RF signal into usable sound or other signal by taking previously ignored aspects of an RF signal and utilizing them to achieve greater clarity.

NOTE 13-       CONTINGENCY

Certain mitigating factors that have occurred in the year ended March 31, 2004 and subsequently, which resulted in management's ability to believe that current circumstances exist whereby the going concern uncertainty has been removed.

These mitigating factors include management receiving a commitment from Cornell Capital Partners, L.P. to provide the Company with up to $100 million in financing under certain conditions and receiving funding in the past fiscal year from Cornell Capital Partners, L.P under a prior $10 million Equity Line of Credit. In addition, the Company completed two acquisitions in its fourth fiscal quarter ending March 31, 2004 and completed twelve acquisitions in its first three fiscal quarters ending December 31, 2004 of internet and voice services companies. These acquisitions are expected to bring revenues and cash flow into the Company from operations.

In the nine months ended December 31, 2004, the Company has acquired additional internet and voice services companies. The acquisitions continue to expand the Company’s footprint and provide additional products and services to the existing and future customer base. The Company is also exploring other transactions that will fit its business model and assist the Company in executing its business plan.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

NOTE 14-       COMMITMENTS

On April 15, 2004, Mr. Jay O. Wright extended his employment as the Company’s President and Chief Executive Officer. Mr. Wright’s employment is for two years under the terms of his Executive Employment Agreement with the Company.

The Company has entered into employment agreements with other key members of management.

Compensation earned by these employees has been properly reflected in the condensed consolidated statements of operations for the nine months ended December 31, 2004 and 2003, respectively.

In May 2004, the Company announced that it has formed a strategic alliance with Massively Parallel Technologies, Inc. (MPT), a privately owned corporation located in Louisville, Colorado. Under the alliance, MPT will utilize the bandwidth provisioning capability of the Company in connection with MPT's high performance computer cluster platforms and the Company will become a reseller of the MPT platform.

In June 2004, the Company signed a Development Agreement with Information and Communications University (ICU), a Korean institution with leading edge development experience in ZigBee RF design, to jointly develop the Company’s ZigBee RF transceiver chip. Under the Agreement the Company retains 100% ownership of all intellectual property rights.

In June 2004, the Company signed a letter of intent to acquire CommSouth Companies, Inc. a competitive local exchange carrier (CLEC) and long distance and internet service provider based in Dallas, Texas. As of December 31, 2004, the Company is not actively pursuing the completion of this acquisition.

In June 2004, the Company entered into a Business Development Agreement with Solution Technology International, Inc., a Frederick, Maryland-based software company ("STI"), whereby the Company will provide consulting services to STI in exchange for a 5% ownership in the company. The value of the investment is $150,000 and is reflected in the condensed consolidated balance sheet at December 31, 2004.

In July 2004 the Company signed a letter of intent to acquire American Fiber Network, Inc., ("AFN") a licensed Competitive Local Exchange Carrier (CLEC) and long distance provider based in Kansas City, Missouri. AFN is licensed to provide local, long distance and Internet service in 48 contiguous U.S. states.

In August 2004, the Company signed a letter of intent to acquire WorldNet Communications, Inc., a Leesville, Louisiana-based Internet service provider. As of the date of this 10-Q filing, the Company is not actively pursuing the completion of this acquisition.

In August 2004, the Company announced its intention to issue a property dividend of 3,073,113 shares of common stock of STI. The Company shareholders are expected to receive one share of registered (i.e. "free-trading") STI stock for approximately every 93 shares of the Company stock that they own, based on the existing shares outstanding and certain warrants. The Company’s Board of Directors set September 15, 2004 as the record date for the stock dividend. The payment date will occur after the United States Securities and Exchange Commission declares STI's SB-2 Registration Statement effective.

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

In August 2004, the Company signed a business development agreement with Texas Prototypes, Inc., an electronic prototype manufacturing company, to jointly pursue a working relationship covering a number of potential technology projects and business development initiatives. The Company will receive a 5% ownership in the company as consideration for services under the agreement. The value of the investment is $300,000 and is reflected in the condensed consolidated balance sheet at December 31, 2004.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

NOTE 14-       COMMITMENTS (CONTINUED)

In September 2004, the Company announced a letter of intent to acquire two Bridgeport, Texas phone companies, Affordaphone, Inc. and Basicphone, Inc. As of December 31, 2004, the Company is not actively pursuing the completion of this acquisition.

In September 2004, the Company announced it has signed a letter of intent to acquire North Country Internet Access, Inc., an internet services provider based in Berlin, New Hampshire which offers both analog and digital dial-up, service, Web hosting and design services. North Country Internet Access, Inc. serves residential and small business customers in northern New Hampshire. As of the date of this 10-Q filing, the Company is not actively pursuing the completion of this acquisition.

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

In connection with the November 2004 acquisition of 95.2% of the common stock of Davel Communications, Inc. (“Davel”), (See Note 1 above.), MobilePro has agreed to purchase the remaining issued and outstanding shares of Davel equity. MobilePro has agreed to purchase all of the shares of common stock (approximately 4.8%) held by the holders of the Davel’s common stock (the “Minority Stockholders”) within 180 days of the closing date of the Davel Transaction. The purchase price to be offered to the Minority Stockholders shall be an amount per share of not less than $0.015, which, at the discretion of MobilePro, may be paid in cash or common stock of MobilePro. The form of such purchase could be through a tender offer, a short-form merger, or some other means as MobilePro may determine. Prior to undertaking the purchase, MobilePro must retain an investment banker or other financial advisor to render an opinion that the terms of the purchase are fair, from a financial point of view, to the Minority Stockholders. MobilePro has deposited into a third-party escrow account at the closing of the transaction $450,000 of the purchase price, which is the approximate amount necessary to purchase for $0.015 per share the shares of Davel common stock currently held by the Minority Stockholders. In the event that the purchase is not made within 180 days of the closing of the Davel Transaction, the amount held in escrow would be distributed pro rata to the Minority Shareholders as a special distribution from MobilePro.

NOTE 15-       IMPAIRMENT OF GOODWILL

The Company in its acquisitions of their internet and voice services companies recognized $32,705,332 of goodwill. The Company performs its annual impairment test for goodwill at the end of its fiscal year and has determined that at March 31, 2004 there is no impairment of the goodwill and as of December 31, 2004 believes no further impairment has occurred.

NOTE 16-       LITIGATION/ LEGAL PROCEEDINGS

As of December 31, 2004, the Company was party to the following material legal proceedings.

In November 2004, the Company acquired 95.2 % of the stock of Davel Communications, Inc. (“Davel”), an owner and operator of approximately 40,000 payphones in approximately 25,000 locations in 46 states and the District of Columbia. Prior to the acquisition of 95.2 % of the stock of Davel by the Company, there was existing litigation brought against Davel and other defendants regarding a claim associated with certain alleged patent infringement.

Davel has been named as a defendant in a civil action captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., C.A. No. 04-4303 filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls and is seeking unspecified damages in connection with the alleged infringement. Davel continues to review and investigate the allegations set forth in the complaint, continues to assess the validity of the Gammino Patents and is in the process of determining whether the technology purchased by Davel from third parties infringes upon the Gammino Patents.

According to the terms of the Davel acquisition (see Note 1 above), the former secured lenders, subject to certain limitations, have agreed to reimburse the Company for the litigation cost and any losses resulting from the Gammino lawsuit. The former secured lenders have agreed to fund such costs from future Regulatory Receipts that were assigned to them by Davel.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

NOTE 16-       LITIGATION/ LEGAL PROCEEDINGS (CONTINUED)

Any such Regulatory Receipts will be deposited into a third-party escrow account and used to reimburse the Company for costs incurred. The secured lenders are not required to fund the escrow account or otherwise reimburse the Company for amounts, if any, in excess of actual Regulatory Receipts collected. Any amount remaining in the escrow account at the conclusion of the litigation is to be returned to the former secured lenders.

The Company terminated Kevin Kuykendall, former President of the Voice Division, for cause under the terms of his Executive Employment Agreement, effective Wednesday, December 29, 2004. On January 26, 2005, MobilePro was served with notice that a complaint had been filed with the U.S. Department of Labor by Mr. Kuykendall alleging discriminatory employment practices. Mr. Kuykendall has alleged that he was terminated on December 29, 2004 in reprisal for challenging the accuracy of a qualified financial goal of Davel Communications, Inc. Mr. Kuykendall is seeking back pay, plus interest, and reinstatement or the future pay for the term of his contract, reimbursement of insurance premiums borne by Mr. Kuykendall during the period of his termination, payment of outstanding bonuses to which he believes he is entitled, compensatory damages for emotional distress, pain and suffering, punitive damages, costs, and reasonable attorneys’ fees. As the Company indicated previously, management intends to vigorously defend the Company from this action and believes that it has significant defenses against it and that the termination was handled properly.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

NOTE 17- SEGMENT INFORMATION

The Company’s reportable operating segments include Technology, Voice Services, Internet Services and Corporate. The Company allocates cost of revenues and direct operating expenses to these segments.

Operating segment data for the nine months ended December 31, 2004 and 2003 are as follows:

For the nine months ended December 31, 2004:

			Voice	Internet
	Corporate	Technology	Services	Services	Total
Revenues	$615,000	$-	$13,346,798	$9,303,568	$23,265,366
Direct costs of revenues	-	-	6,794,042	4,364,548	11,158,590
Gross profit (loss)	615,000	-	6,552,756	4,939,020	12,106,776
Operating expenses	805,778	813,266	9,078,162	4,347,168	15,044,374
Depreciation, amortization and impairment	888,483	10,941	438,259	327,679	1,665,362
Other income	-	-	90,237	-	90,237
Interest (net)	787,100	70,216	6,925	83,126	947,367
Net income (loss)	(1,866,361)	(894,422)	(2,880,353)	181,046	(5,460,090)
Segment assets	20,583,028	15,267	35,024,547	18,245,134	73,867,976
Fixed Assets, net of depreciation	-	10,940	11,599,256	1,250,436	12,860,632

For the nine months ended December 31, 2003:

			Voice	Internet
	Corporate	Technology	Services	Services	Total
Revenues	$-	$-	$-	$-	$-
Direct costs of revenues	-	-	-	-	-
Gross profit (loss)	-	-	-	-	-
Operating expenses	551,627	648,241	-	-	(1,199,868)
Depreciation, amortization and impairment	202,881	9,847	-	-	212,728
Interest (net)	18,745	-	-	-	18,745
Net income (loss)	773,253	658,088	-	-	(1,431,341)
Segment assets	742,861	25,528	-	-	768,389
Fixed Assets, net of depreciation	-	25,528	-	-	25,528

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

NOTE 18-       SUBSEQUENT EVENTS

On January 19, 2005, MobilePro announced that Donald H. Sledge was appointed to its Board of Directors as an independent director. He is slated to chair MobilePro's compensation committee. Sledge sits on the Board of Directors of Merriman, Curham & Ford (“MCF”) an Amex-listed broker/dealer and two privately held companies. Sledge brings a long and distinguished career as a telecommunications executive, investor and financier to MobilePro. Over the past 10 years, Sledge has focused on finance and investments, including serving for three years as a managing director of Freemont Communications Venture Capital Fund and as chairman (until 2001) of MCF.

On January 26, 2005, MobilePro was served with notice that a complaint had been filed with the U.S. Department of Labor by Mr. Kuykendall alleging discriminatory employment practices. As the Company indicated previously, management intends to vigorously defend the Company from this action and believes that it has significant defenses against it and that the termination was handled properly. (See Note 16)

In February 2005, the Company ceased from negotiations to acquire North County Internet Access, Inc. (“NCIA”). The Company previously announced the signing of a letter of intent in September 2004 to acquire NCIA, an internet services provider based in Berlin, New Hampshire which offers both analog and digital dial-up, service, Web hosting and design services.

In February 2005, the Company ceased from negotiations to acquire WorldNet Communications, Inc. (“WorldNet”). The Company previously announced the signing of a letter of intent in August 2004 to acquire WorldNet, a Leesville, Louisiana-based internet service provider.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Quarterly Report on Form 10-QSB includes forward-looking statements about our business including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements.

Overview

MobilePro Corp. is a wireless technology and telecommunications company. We are focused on developing innovative wireless technologies, acquiring and growing profitable voice and internet services providers and creating strategic alliances with companies in complementary product lines and industries. Our wireless technology development efforts are conducted by our wholly owned subsidiary NeoReach, Inc. We provide internet services through our wholly owned subsidiary DFW Internet Services, Inc. and its divisions. In May 2004, we announced our new voice strategy. Through our voice services subsidiary, CloseCall America, Inc., we sell local, long distance, 1-800, prepaid calling cards, wireless, dial-up and DSL telecommunications services to our existing and prospective customers. We also plan to cross-sell internet service to our local and long distance customers of our voice services companies. We are based in Bethesda, Maryland and have operations in Dallas, Houston, and Beaumont, Texas; Cleveland and Coshocton, Ohio; Kansas City, Missouri; Janesville, Wisconsin; Shreveport, Louisiana; Tucson, Arizona; Bloomfield Hills, Michigan; and Stevensville, Maryland.

Critical Accounting Policies

We believe there have been no significant changes in our critical accounting policies during the nine months ended December 31, 2004 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-KSB for the year ended March 31, 2004.

Recent Events

Acquisitions:

On October 15, 2004, we acquired CloseCall America, Inc., a Maryland based Competitive Local Exchange Carrier (“CLEC”) offering local, long distance, 1-800, prepaid calling cards, wireless, dial-up and DSL telecommunications services. The acquisition is expected to add more than $25 million in annualized revenue and be accretive to our fiscal 2005 earnings.

On November 15, 2004 we purchased the debt of certain senior secured creditors of Davel Communications, Inc. (“Davel”), an owner and operator of approximately 40,000 payphones in approximately 25,000 locations in 46 states and the District of Columbia, and received an assignment of their shares totaling approximately 95% of Davel’s outstanding common stock in consideration of a payment of $14,000,000 plus an assignment by Davel of additional amount of up to $18,000,000 in regulatory receipts actually collected by Davel after November 15, 2004 (the “Davel Acquistion”).

Alliances and Strategic Investments:

On August 26, 2004, we acquired 5.5% of the common stock of WWAP, Inc., a Delaware based interactive virtual sales company, pursuant to the terms of a business development agreement with WWAP, Inc.  Under the terms of the agreement, we will be providing WWAP, Inc. with assistance regarding its shareholder matters, financings and growth strategies.  On that same date WWAP, Inc. agreed to issue 2% of the common stock of WWAP, Inc., to Lighthouse Advisors, Inc., a Maryland corporation that is engaged in the business of providing advisory services to small public and private companies.  Under the terms of its agreement with WWAP, Inc., Lighthouse Advisors will assist WWAP, Inc. in shareholder matters, meeting potential customers, and such other services as the parties may agree to.  Jay Wright and Kurt Gordon, our Chief Executive Officer and Chief Financial Officer, respectively, are the sole owners of Lighthouse Advisors and have been appointed to the WWAP, Inc. Advisory Board pursuant to the terms of the Lighthouse Advisors agreement with WWAP, Inc. As of December 31, 2004 no revenue associated with the WWAP, Inc. stock granted to MobilePro has been recorded.

  On August 26, 2004, we acquired 2,822,580 shares of the common stock of Texas Prototypes, Inc., a Texas based electronic prototype manufacturing company, pursuant to the terms of a business development agreement with Texas Prototypes.  Under the terms of the agreement, we will be providing Texas Prototypes with assistance regarding its shareholder matters, financings and growth strategies.  On that same date Texas Prototypes agreed to issue 1,129,032 to Lighthouse Advisors, Inc., a Maryland corporation that is engaged in the business of providing advisory services to small public and private companies.  Under the terms of its agreement with Texas Prototypes, Lighthouse Advisors will assist Texas Prototypes in shareholder matters, meeting potential customers, and such other services as the parties may agree to.  Jay Wright and Kurt Gordon, our Chief Executive Officer and Chief Financial Officer, respectively, are the sole owners of Lighthouse Advisors and have been appointed to the Texas Prototypes Advisory Board pursuant to the terms of the Lighthouse Advisors agreement with Texas Prototypes.

  On June 29, 2004, we acquired 5,121,855 shares of the common stock of Solution Technology International, Inc. ("STI"), a Frederick, Maryland based software company, pursuant to the terms of a business development agreement.  Under the terms of the agreement, we will be assisting STI with business development, including looking at bandwidth provisioning and web hosting for STI's financial services and insurance portal.  On that same date, STI agreed to issue 2,048,599 shares to Lighthouse Advisors, Inc.  In accordance with the terms of the business development agreement with STI, Mr. Wright and Mr. Gordon have been appointed to STI's Advisory Board.

  We subsequently announced our intention to issue a property dividend that will result in the issuance of one share of STI common stock for every 96 shares of MobilePro common stock owned by our stockholders of record on September 15, 2004.  The payment date will be as soon as practical after the United States Securities and Exchange Commission declares STI's SB-2 Registration Statement effective. The Registration Statement is still being reviewed by the Securities and Exchange Commission.

  We have not declared any other property dividends.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

In the third quarter of fiscal 2005, our revenues grew 244.7% as compared to the second quarter of fiscal 2005. Revenue comparisons to the third quarter of fiscal 2004 are not meaningful since we recorded $-0- revenue through the first nine months of fiscal 2004. The revenue growth is primarily due to our recent acquisitions. Since our previous year-end, March 31, 2004, we have completed twelve (12) acquisitions of ISP and voice services companies. During the first three months of fiscal 2005, we acquired three (3) ISP companies and one (1) voice services company. During the second quarter of fiscal 2005, we acquired five (5) ISP companies and one (1) voice services company. During the most recent three months, we acquired two (2) additional voice services companies.

We had revenues of $17,127,133 and $-0- for the three months ended December 31, 2004 and 2003, respectively. We had revenues of $23,265,366 and $-0- for the nine months ended December 31, 2004 and 2003, respectively. The increase in revenue from the periods in 2003 is directly attributable to the revenue generated from the internet and voice services companies we acquired during the period of January through December 2004 and consulting services rendered.

We had cost of revenues of $8,633,278 and $-0- for the three months ended December 31, 2004 and 2003, respectively. We had cost of revenues of $11,158,590 and $-0- for the nine months ended December 31, 2004 and 2003, respectively. The increase in the cost of revenue is directly attributable to the costs incurred by the internet and voice divisions acquired during the period of January through December 2004.

Our operating expenses for the three months ended December 31, 2004 and 2003, were $10,542,849 and $573,000, respectively. Our operating expenses for the nine months ended December 31, 2004 and 2003, were $16,334,586 and $1,210,809, respectively. The increase in our operating expenses was largely attributable to acquisitions costs relating to our acquisition of the internet and voice divisions during the period January through December 2004 and the expenses resulting from the operation of those new subsidiaries. During the three months and nine months ended December 31, 2004 we incurred acquisition related costs of $2,354,857 and $4,174,450, respectively, that were included in our operating expenses.

As of December 31, 2004 we had $5,666,524 in cash and cash equivalents. Our cash position is due to cash we have drawn under the terms of our $100,000,000 Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. (“Cornell Capital”), cash drawn from nonconvertible notes to Cornell Capital, cash from companies we acquired, and cash generated from operations at our internet and voice subsidiaries.

Operating Losses

Our net operating losses for the three months ended December 31, 2004 and 2003 were $2,954,890 and $637,053, respectively. Our net operating losses for the nine months ended December 31, 2004 and 2003 were $5,460,090 and $1,431,341, respectively. These losses were incurred primarily as a result of the aforementioned incurred expenses.

As of December 31, 2004, the Company had an accumulated deficit of $21,296,918 that may, on a limited basis, be offset against future taxable income. There are limitations on a portion of the net operating loss carryforwards that can be used due to the change in control of the management of the Company. No tax benefit has been reported in the financial statements, as of December 31, 2004. Accordingly, the potential tax benefit of the loss carry forwards is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources:

As of December 31, 2004, we had a total Stockholders’ Equity of $22,288,284 compared to a Stockholders’ Equity of $286,319 as of March 31, 2004.

We previously had funding available through an Equity Line of Credit we entered into with Cornell Capital on May 31, 2002. The Equity Line of Credit provided, generally, that Cornell Capital would purchase up to $10 million of Common Stock over a two-year period, with the timing and amount of such purchases, if any, at our discretion. Any shares of our Common Stock sold under the Equity Line of Credit will be priced at a 9% discount to the lowest closing bid price for our common stock reported by Bloomberg LP with respect to the five trading days after we gave notice to Cornell that we planned to sell stock to them. In addition, there were certain other conditions applicable to the our ability to draw down on the Equity Line of Credit including the filing and effectiveness of a registration statement registering the resale of all shares of Common Stock that may be issued to Cornell under the Equity Line of Credit and our adherence to certain covenants. At the time of each draw down, we were obligated to pay Cornell a fee equal to 3% percent of the amount of each draw down.

In the nine months ended December 31, 2004, the Company drew $2,000,000 from Cornell Capital Partners, L.P in accordance with the $10 million Equity Line of Credit and advanced 10,000,000 shares of its common stock to the escrow agent as part of these loans, in addition to shares previously advanced in the prior fiscal year. As of December 31, 2004, $-0- remains outstanding and 25,276,134 shares of common stock were converted for the nine months ended December 31, 2004. Please see below for a detailed schedule of drawdowns:

Date of Draw	Draw Amount	Conversions
April 30, 2004	$2,000,000	13,802,373
Prior year	$1,800,000	11,473,761
		25,276,134

We now have funding available through the Standby Equity Distribution Agreement (“SEDA”) we entered into with Cornell Capital on May 13, 2004. The SEDA provides, generally, that Cornell Capital will purchase up to $100 million of Common Stock over a two-year period, with the timing and amount of such purchases, if any, at our discretion. Any shares of our Common Stock sold under the SEDA will be priced at a 2% discount to the two lowest volume weighted average prices for our common stock reported by Bloomberg LP with respect to the five trading days after we give notice to Cornell that we wish to sell stock to them. We are not permitted to draw down more than $8,000,000 in any 30-day calendar period. In addition, there are certain other conditions applicable to the our ability to draw down on the SEDA including the filing and effectiveness of a registration statement registering the resale of all shares of Common Stock that may be issued to Cornell under the SEDA and our adherence to certain covenants. At the time of each draw down, we are obligated to pay Cornell a fee equal to 3% percent of the amount of each draw down.

In the nine months ended December 31, 2004, the Company drew $9,200,000 from Cornell Capital Partners, L.P, in accordance with the $100 million Standby Equity Distribution Agreement and advanced 60,000,000 shares of its common stock to the escrow agent as part of these loans. As of December 31, 2004, $-0- remains outstanding and 52,172,192 shares of common stock were converted for the nine months ended December 31, 2004. Please see below for a detailed schedule of drawdowns:

Date of Draw	Draw Amount	Conversions
June 11, 2004	$2,000,000	9,850,392
July 9, 2004	$2,000,000	12,453,898
July 28, 2004	$3,000,000	17,296,473
December 8, 2004	$2,200,000	12,571,429
	$9,200,000	52,172,192

The Davel Acquisition was funded from the proceeds of a $15.2 million secured note payable to Airlie Opportunity Master Fund, Ltd. (the “MobilePro Credit Agreement”). MobilePro and Davel are jointly and severally liable under the terms of the MobilePro Credit Agreement. The note is senior in right of payment to the senior secured debt of Davel acquired by MobilePro and is secured by a first lien on substantially all of the assets of Davel and a second lien on all other assets of MobilePro. Cornell Capital has a first lien on all the other assets of MobilePro and a second lien on the senior secured debt of Davel acquired by MobilePro and substantially all of the assets of Davel.

The MobilePro Credit Agreement provides for an initial principal payment of $2.2 million, which was paid by MobilePro following the closing of its agreement with Airlie. Interest on the outstanding principal balance is payable quarterly in arrears at an annual rate of 15%. In addition, the MobilePro Credit Agreement provides for payment-in-kind interest at a rate of 8% per annum which is added to principal on a quarterly basis and is payable at maturity, along with the outstanding principal balance, on November 15, 2005. We have the option to extend the maturity date of the note for an additional six months if we are in compliance with the terms of the MobilePro Credit Agreement upon payment of the sum of (i) a loan extension fee of $246,795, or 1.5% of the outstanding principal balance, if less and (ii) accelerated payment of the next two quarterly cash interest payments due on February 15 and May 15, 2006.

Although we have the SEDA funding available and were able to obtain funding to close the Davel Acquisition, it is possible that we may need and not be able to obtain additional sources of financing. We may need additional financing, from time to time, for the following:

•  Acquisitions of one or more companies
•  Investment in laboratory facilities including test and simulation equipment
•  Acquisition or licensing of certain intellectual property related to the development of semiconductor technology
•  General working capital purposes

ITEM 3. CONTROLS AND PROCEDURES

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

While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On or about September 16, 2004, Davel was named as a defendant in a civil action captioned Gammino v. Cellco Partnership d/b/a Verizon wireless, et al., C.A. No. 04-4303 filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claims that Davel and other defendants use of certain international call blocking technology infringes on one or more patents owned by the plaintiff. The plaintiff is seeking, among other things, $7.6 million in royalty fees. On November 8, 2004, Davel responded by filing its answer, affirmative defenses and counterclaims. The agreement pursuant to which we acquired 100% of the senior secured debt of Davel provided for the escrow of the $18,000,000 of regulatory receipts collected by Davel. The $18,000,000 in regulatory receipts are escrowed for the duration of the litigation for the principal purpose of paying any damage claims and costs of defending the above referenced lawsuit. Any amount remaining in the escrow account at the conclusion of the litigation is to be returned to the former secured lenders of Davel.

We terminated Kevin Kuykendall, former Group President of Telco Operations, for cause under the terms of his Executive Employment Agreement with us, effective Wednesday, December 29, 2004. On January 26, 2005, we were served with notice that a complaint has been filed with the U.S. Department of Labor by Mr. Kuykendall, alleging discriminatory employment practices. Mr. Kuykendall has alleged that we terminated him in reprisal for challenging the accuracy of a qualified financial goal of Davel Communications, Inc. Mr. Kuykendall is seeking back pay, plus interest, and reinstatement, or the future pay for the term of his contract, reimbursement of premiums borne by Mr. Kuykendall during the period of his termination, payment of certain bonuses to which he alleges he is entitled, unspecified compensatory damages for emotional distress, pain and suffering, unspecified punitive damages, costs, and reasonable attorneys’ fees. We intend to vigorously defend ourselves from this action and believe that we have significant defenses against it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 15, 2004, we completed our acquisition of CloseCall America, Inc. Part of the merger consideration payable to the stockholders of CloseCall was 40,000,000 shares of our common stock and warrants to purchase 3,500,000 shares of our common stock, of which 2,500,000 warrants have an exercise price of $0.30 per share and 1,000,000 warrants have an exercise price of $0.35 per share. The securities issued to the former CloseCall shareholders were not registered under the Securities Act. The issuance of the securities was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

On November 15, 2004, the Company borrowed $15,200,000 from Airlie Opportunity Fund (“Airlie”), a Greenwich, Conn.-based institutional investor. Part of the consideration we paid included the issuance of warrants to purchase 5,600,000 shares of our common stock, which warrants have an exercise price of $0.20 per share. The issuance of the securities was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

On November 15, 2004, we completed our acquisition of 100% of the senior secured debt of Davel Communications, Inc. (“Davel”) and received an assignment of Davel’s secured lenders’ shares of Davel’s common stock representing approximately 95% of Davel’s issued and outstanding common stock. Part of the consideration we paid included the issuance of warrants to purchase 5,000,000 shares of our common stock, which warrants have an exercise price of $0.30 per share. The issuance of the securities was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

During the quarter ended December 31, 2004, we issued warrants to purchase 2,000,000 shares of our common stock to Geoff Amend in connection with his employment agreement as General Counsel to the Company.

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended December 31, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders for their approval during the quarter ended December 31, 2004.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits:
10.1	Employment Agreement dated November 2, 2004, between Geoff Amend and MobilePro Corp.

10.2	Employment Agreement dated December 1, 2004, between Bruce Sanguinetti and MobilePro Corp.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

* These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

B.	Reports of Form 8-K.

During our third quarter ended December 31, 2004, we filed with the Securities and Exchange Commission the following reports on Form 8-K:

On October 4, 2004, we filed a Current Report on Form 8-K pursuant to Item 8.01 to report that our President and Chief Executive Officer, Jay O. Wright issued a letter to our stockholders, which discussed, among other things, his adoption of a 10b5-1 plan.

On October 6, 2004, we filed a Current Report on Form 8-K/A pursuant to Item 9.01 to include the financial statements and pro forma financial information related to our acquisition of C.L.Y.K., Inc. d/b/a Affinity Telecom.

On October 19, 2004, we filed a Current Report on Form 8-K pursuant to Item 2.01, 3.02 and 9.01 to report our acquisition of CloseCall America, Inc.

On October 20, 2004, we filed a Current Report on Form 8-K/A pursuant to Item 9.01 to include the financial statements and pro forma financial information related to our acquisition of Web One, Inc.

On November 17, 2004, we filed a Current Report on Form 8-K pursuant to Item 2.01, 2.03, 3.02 and 9.01 to report our acquisition of 100% of the senior secured debt of Davel Communications, Inc. and the receipt of an assignment of Davel’s secured lenders’ shares of Davel’s common stock representing approximately 95% of Davel’s issued and outstanding common stock.

On November 30, 2004, we filed a Current Report on Form 8-K/A pursuant to Item 9.01 to include the financial statements and pro forma financial information related to our acquisition of The River Internet Access Co.

On December 3, 2004, we filed a Current Report on Form 8-K to announce the appointment of Bruce Sanguinetti as President and Chief Executive Officer of NeoReach, Inc.

On December 3, 2004, we filed a Current Report on Form 8-K/A pursuant to Item 9.01 to include the financial statements and pro forma financial information related to our acquisition of World Trade Network, Inc.

On December 17, 2004, we filed a Current Report on Form 8-K/A pursuant to Item 9.01 to include the financial statements and pro forma financial information related to our acquisition of CloseCall America, Inc.

On December 21, 2004, we filed a Current Report on Form 8-K to announce the appointment of John Dumbleton as our Executive Vice President of Sales and Business Development.

On December 27, 2004, we filed a Current Report on Form 8-K to announce the election of Michael G. O’Neil as a new member of our Board of Directors and chairman designate of our Audit Committee.

On December 29, 2004, we filed a Current Report on Form 8-K to announce the election of Chris MacFarland as a new member of our Board of Directors.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILEPRO CORP.

Date: February 11, 2005	By:	/s/ Jay O. Wright
Jay O. Wright, Chief Executive Officer

Date: February 11, 2005	By:	/s/ Kurt Gordon
Kurt Gordon, Chief Financial Officer