Form 10KSB
period 2005-03-31
MOBILEPRO CORP
filed 2005-06-28
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2005

Commission File Number 000-51010

MOBILEPRO CORP.
(Name of Small Business Issuer in Its Charter)

DELAWARE	87-0419571
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6701 Democracy Boulevard, Suite 300, Bethesda, MD	20817
(Address of Principal Executive Offices)	(Zip Code)

(301) 315-9040
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. 

Mobilepro’s revenue for its most recent fiscal year was $46,508,144.

As of May 27, 2005, the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $0.295 for the common stock as quoted on that date) was approximately $98,000,000.

As of May 27, 2005, the Company had 361,018,011 shares of its common stock, $0.001 par value per share, outstanding.

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Annual Report on Form 10-KSB includes forward-looking statements about our business including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as “anticipate,”“believe,”“continue,”“could,”“estimate,”“expect,”“intend,”“may,”“might,”“plan,”“potential,”“predict,”“project,”“should,”“will,”“would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements.

Item 1. Description of Business.

The Company

We are a wireless technology, telecommunications, broadband and integrated data communication services company. We deliver a comprehensive suite of voice and data communications services, including local exchange, long distance, enhanced data, Internet, cellular and wireless broadband to our end-user customers.

As of March 31, 2005, we marketed and sold our integrated communications services through 13 branch offices in 8 states, had approximately 70,000 dial-up internet subscribers, 5,700 broadband internet subscribers, 125,000 phone subscribers, and 38,000 operational payphones in 45 states and the District of Columbia. We are focused on growing our current customer bases, developing and deploying wireless technologies, acquiring and growing profitable telecommunications and broadband companies and forging strategic alliances with well-positioned companies with complementary product lines and in complementary industries.

We have four reportable segments, which we operate and manage as strategic business units. Our segments and their principal activities consist of the following:

Corporate
Our Corporate business segment serves as the holding company for our three revenue generating divisions: technology, voice and internet services. The Corporate business segment functions as the strategic center for the operations of the fully consolidated entity.

Technology
Our wireless technology development efforts are conducted by our wholly-owned subsidiary NeoReach, Inc., and its subsidiary, NeoReach Wireless, Inc. NeoReach, Inc. is focused on our ongoing ZigBee chip development work. NeoReach Wireless, Inc. is focused on our strategic initiatives within the Wi-Fi / Wi-Max space.

Voice Services
Our voice services segment is led by CloseCall America, Inc., a Stevensville, Maryland-based Competitive Local Exchange Carrier, and Davel Communications, Inc., a Cleveland, Ohio-based independent payphone provider. CloseCall offers our customers a full array of telecommunications products and services including local, long-distance, 1.800CloseCall anytime/anywhere calling, digital wireless, high-speed telephone (voice over IP), and dial-up and DSL Internet services. Davel owns and operates approximately 38,000 payphones in 45 states and is one of the largest independent payphone operators in the United States.

Internet Services
Our internet services segment is led by DFW Internet Services, Inc. (doing business as “Nationwide Internet”), an Irving, Texas-based internet services provider. Our internet services segment provides broadband and dial-up internet access, web-hosting services and related internet services to business and residential customers in over 40 states.

We were incorporated under the laws of Delaware in July 2000. Our principal executive offices are located at 6701 Democracy Blvd., Suite 300, Bethesda, MD 20817 and our telephone number at that address is (301) 315-9040. We maintain a corporate web site at www.mobileprocorp.com. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The contents of our web site are not a part of this report. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding Mobilepro Corp.

Recent Developments

Corporate

In April 2005, we announced that Philip F. Otto was appointed to our advisory board.

In May 2005, we signed a term sheet for a new $15.5 million financing with Cornell Capital Partners, L.P. that was intended to lower our cost of capital. The financing carries a 7.75% interest rate and a term of three years. The loan is convertible into common stock, at $0.30 per share, and six million warrants were issued in connection with the financing, which warrants are exercisable at $0.50 per share. The new financing closed on May 13, 2005 and replaces the bridge financing we received from Airlie Opportunity Master Fund, Ltd.

In May 2005, we issued 5,000,000 shares of our common stock to the escrow agent for use in converting debt into common stock under our $100 million Standby Equity Distribution Agreement with Cornell Capital Partners, LP.

In May 2005, we appointed Michael J. Kleeman to our advisory board. Mr. Kleeman has nearly 30 years of experience in wireless, telecommunications and computers services. Mr. Kleeman is a director of Cyberinfrastructure Policy Research at the University of California San Diego. Mr. Kleeman previously worked for Sprint, Arthur D. Little consulting, Boston Consulting Group and Aerie Networks. Most recently, Mr. Kleeman was co-founder and CTO of Cometa Networks, a company backed by IBM, Intel and AT&T, where Mr. Kleeman used his expertise in OSS for 802.11 networks.

In May 2005, we signed a Memorandum of Understanding with Viyya Technologies, Inc. (OTC: VYON), under which we will become a reseller of Viyya’s VIYYA™ software. We will work with Viyya management to market and distribute VIYYA™ via a reseller agreement to be negotiated between us. Anticipated to be available later this summer to our Nationwide Internet subscribers, the VIYYA™ software platform will assist in the management, personalization and customization of their content from their Nationwide Internet access service.

Subsequent to the year ended March 31, 2005, we continued to pursue a working relationship covering a number of potential technology and communications projects with ActivePoint, an Israeli technology company. We previously signed a Memorandum of Understanding and Business Development Agreement whereby we would work with ActivePoint on select opportunities involving ActivePoint’s search engine and our internet services, voice services, wireless services, and other telecommunications and IT initiatives within North America. In May 2005, ActivePoint filed a registration statement with the United States Securities and Exchange Commission. ActivePoint is seeking to become a publicly traded company. We acquired approximately 5.5% of ActivePoint in exchange for services provided by our Corporate division.

In May 2005, we signed a Memorandum of Understanding with UC Hub Group, Inc. (OTCBB: UCHB), under which we can cross-sell our products and services, including broadband wireless, e-money applications and other value-added telecommunications services to our respective customer bases, including cities throughout the United States.

In May 2005, Daniel Lozinsky retired from our board of directors to pursue other business and personal interests.

In May 2005, we reached a settlement agreement and mutual general release with Kevin Kuykendall, the former President of our Voice Division, in which we each agreed to drop all complaints and legal proceedings against each other. A more complete discussion of the background of that dispute can be found in our discussion of legal proceedings.

As part of the August 29, 2004 $8,500,000 funding by Cornell Capital Partners, LP, in February 2005 we transferred $5,000,000 of the note balance into debt under the $100 million Standby Equity Distribution Agreement. $3,900,000 of the $5,000,000 due under the $100 million Standby Equity Distribution Agreement as of March 31, 2005 was converted into 15,923,684 shares of common stock subsequent to March 31, 2005.

As part of the August 29, 2004 $8,500,000 funding by Cornell Capital Partners, LP, the remaining principal balance on the note payable was $1,300,000 as of March 31, 2005. The $1,300,000 remaining amount due was transferred into debt under the $100 million Standby Equity Distribution Agreement and was fully converted into 4,909,091 shares of common stock subsequent to March 31, 2005.

As part of the February 22, 2005 $1,500,000 funding by Cornell Capital Partners, LP, $1,500,000 remains outstanding under the $100 million Standby Equity Distribution Agreement as of March 31, 2005. No part of the debt was converted into shares of common stock subsequent to March 31, 2005.

Technology

In April 2005, we announced that our subsidiary NeoReach Wireless, Inc. launched a pilot project to set up a wireless access zone in Chandler, Arizona, which is a suburb of Phoenix, Arizona.

In April 2005, through NeoReach Wireless, Inc., we were awarded a five-year contract (with two five-year options) to deploy and manage a citywide wireless network covering the 40 square mile area of Tempe, Arizona. The network is expected to reach approximately 65,000 households, 1,100 businesses, 50,000 students and the annual visitors to Tempe. The network will also provide municipal services to Tempe police, fire, emergency, city and Arizona State University personnel. The network will use the 2.4GHz (11b, 11g) and 5.xGHz (11a) bands, and, when available, the 4.9GHz (Muni) band and Wi-Max.

In May 2005 our subsidiary, NeoReach, Inc., through its subsidiary NeoReach Wireless, Inc., acquired Transcordia, LLC a/k/a WazAlliance, a growing network of metro-wide commercial and residential Wi-Fi and Wi-Max access zones, for common stock plus the assumption of certain liabilities. NeoReach Wireless partnered with WazAlliance to deploy full-scale metro-wide service in both Tempe and Chandler, Ariz. known as WazTempe and WazChandler. WazAlliance also includes WazHamptonRoads and WazMaui and has opportunities in other cities, primarily in the Southwest. WazTempe will provide city-wide multi-band Wi-Fi network for municipal vehicles and personnel, including public safety employees as well as services for residences, retail businesses, schools, public events, hotels and resorts, and public transportation.

We believe WazTempe is one of the first of its kind and a cost-effective alternative to residential dial-up service and local area hot-spot wireless access. We believe the WazTempe network will also serve as an alternative and/or complement to DSL and cable. The WazTempe network will offer prioritized service, VPN and quality of service add-on capabilities with nomadic service in hot spots/hot zones nationwide. Customers will therefore be able to enjoy a combination of Wi-Fi, video and data to their fixed home/business networks, or while roaming the city’s many outdoor and hospitality venues.

Voice Services

In April 2005, we announced that our subsidiary CloseCall America, Inc. plans to launch a new prepaid wireless product. The new service offers a “no surprise” wireless bill for consumers and will offer new features including parental controls, which will have the ability to restrict outgoing and incoming calls to only certain numbers. CloseCall also announced that it is now providing digital subscriber line (DSL) high-speed connectivity in Ohio, Michigan and Indiana, in addition to Maryland, New Jersey and Delaware where CloseCall has previously offered DSL service.

In May 2005, our subsidiary CloseCall America, Inc. signed a five-year commercial agreement with Verizon. The new commercial agreement secures pricing to 2010, and will allow CloseCall to increase the number of customers to which it can provide its CloseCall local, long-distance, cellular and Internet services.

In May 2005, we appointed Tammy L. Martin as Chief Executive Officer and President of Davel Communications, Inc., our pay telephone subsidiary.

In connection with our acquisition of 100% of Davel Communication, Inc.’s senior secured debt in the approximate principal amount of $103.1 million, a $1.3 million note payable by Davel to one of its secured lenders, and the assignment to Mobilepro of approximately 95.2% of the common stock of Davel Communications, Inc., we agreed to purchase the remaining issued and outstanding shares of Davel. We agreed to purchase all of the shares of common stock (approximately 4.8%) held by the holders of Davel’s common stock (the “Minority Stockholders”) within 180 days of the closing date of our initial acquisition. In accordance with the terms of our agreements with Davel, we elected to purchase the remaining shares by effectuating a reverse stock split and tendered an aggregate amount of $450,000 in consideration of the of the fractional shares resulting from the reverse stock split. Prior to undertaking the Minority Stockholders buyout, we retained a financial advisor in February 2005 to render an opinion that the terms of the fractional share purchase were fair, from a financial point of view, to the Minority Stockholders. In March 2005, the financial advisor rendered its opinion that the terms of the purchase were fair, from a financial point of view, to the Minority Stockholders. A definitive SEC 14C Information Statement and 13E-3 Transaction Statement were filed in May 2005. The transaction was completed in May 2005.

Financial Condition

The table below provides a summary of some of our key financial metrics. This information should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 7 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 6 of this report.

	Quarter Ended March 31,		Year Ended March 31,
	2005	2004	2005	2004
Operating Results:
Operating Revenue	$23,242,778	$311,355	$46,508,144	$311,355
Cost of Revenues	$11,392,650	$117,349	$22,551,240	$117,349
Gross Profit	$11,850,128	$194,006	$23,956,904	$194,006
Operating Expenses	$11,143,477	$766,349	$27,478,063	$1,977,158
Net Income (Loss)	$100,368	$(726,503)	$(5,359,722)	$(2,157,844)

	Year Ended March 31,
	2005	2004
Balance Sheet Data:
Current Assets	$20,269,751	$2,106,143
Current Liabilities	$48,869,082	$ 2,511,654
Accumulated Deficit	$(21,196,550)	$(15,836,828)
Shareholder’s Equity	$22,954,653	$286,319

As indicated above, over the past year we have experienced significant growth in revenues and related expenses. Our increase in revenues is due primarily to our acquisitions and increases in our voice services customers. We are taking a number of measures designed to improve our financial condition such as looking into other potential acquisitions, implementation of our recent and continuing customer service initiatives, cost reductions, expansion of our newly created wireless broadband services and the integration of our various completed acquisitions. Based upon these initiatives, we experienced our first profitable quarter for the period ending March 31, 2005. However, if revenue and cash provided by operations do not outpace our expenses, if economic conditions weaken or if competitive pressures increase, our ability to meet our debt obligations and our financial condition could be materially and adversely affected, potentially adversely affecting our credit ratings, our ability to access the capital markets and our compliance with debt covenants.

Operations

We currently operate in four segments: (1) corporate, (2) technology, (3) voice services and (4) internet services. For additional financial information about our segments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 6 of this report and Note 19—Segment Information to our consolidated financial statements in Item 7 of this report.

Our revenue by segment is as follows:

	Years Ended March 31,		Percentage of Revenues
	2005	2004	2005	2004
Corporate	$615,000	$--	1.3%	0%
Technology	--	--	0%	0%
Voice Services	32,009,084	--	68.8%	0%
Internet Services	13,884,060	311,355	29.9%	100%
Total Revenue	$46,508,144	$311,355	100%	100%

We market and sell our products and services to residential and business customers. In general, our business customers fall into the following categories: (1) small businesses; (2) national businesses; (3) governmental entities; and (4) public and private educational institutions. We are currently providing services to over 190,000 customers throughout the United States.

Corporate

Our Corporate business segment generally serves as the holding company for our three operating divisions: technology, voice and internet services. All executive officers of the Company are employed by the Corporate business segment. The executive officers and Corporate business segment function as the strategic center for the global operations of the fully consolidated entity. The Corporate business segment occasionally enters into business and consulting agreements whereby it receives compensation for its services. We do not expect that the revenues for these services will materially impact the financials of the Company.

In June 2004, we entered into a Business Development Agreement with Solution Technology International, Inc., a Frederick, Maryland-based software company, or STI, whereby the Company provided services to STI in exchange for a 5% ownership in STI. The Company values this ownership at $150,000 and such amount is reflected in the consolidated balance sheet at March 31, 2005. In August 2004, we announced our intention to issue a property dividend of 3,073,113 shares of common stock of STI to our stockholders. In March 2005, STI withdrew its registration statement previously filed with the United States Securities and Exchange Commission. On May 19, 2005, STI executed an agreement and plan of merger with Networth Technologies, Inc., an OTC Bulletin Board listed company. The completion of this transaction is subject to closing conditions. We intend to pursue the issuance of a property dividend upon STI obtaining its public listing. At this time, no date has been established for such listing.

In August 2004, we signed a Business Development Agreement with Texas Prototypes, Inc., an electronic prototype manufacturing company, to jointly pursue a working relationship covering a number of potential technology projects and business development initiatives. We received a 5% ownership Texas Prototypes as consideration for services under the agreement. We value this ownership at $300,000 and it is reflected in the consolidated balance sheet at March 31, 2005.

Subsequent to the year ended March 31, 2005, we continued to pursue a working relationship covering a number of potential technology and communications projects with ActivePoint, an Israeli technology company. We previously signed a Memorandum of Understanding and Business Development Agreement whereby we are working on select opportunities involving ActivePoint’s search engine and our internet services, voice services, wireless services, and other telecommunications and IT initiatives within North America. In May 2005, ActivePoint filed a registration statement with the United States Securities and Exchange Commission. ActivePoint is seeking to become a publicly traded company. We acquired approximately 5.5% of ActivePoint in exchange for services provided by our corporate division.

Technology

Our wireless technology development efforts are conducted by our wholly-owned subsidiary NeoReach, Inc. and its subsidiary NeoReach Wireless, Inc. NeoReach, Inc. is focused on our ongoing ZigBee chip development work. NeoReach Wireless, Inc. is focused on our strategic initiatives within the Wi-Fi / Wi-Max space.

Chip Development

Overview

NeoReach, Inc. is currently developing a semiconductor chip for use in home networking and selected industrial monitoring applications based on the ZigBee standard. ZigBee is an IEEE standard (802.15.4) developed for certain low power, short-range devices.

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

To directly capitalize on our core wireless technology assets, we are pursuing a two-pronged plan. First, we are seeking alliance partners to leverage our five patents that cover existing wireless antenna intellectual property. Our most recent patent application with commercial applicability to the cellular phone, PDA and mobile device industry was filed in September 2004. That application covered 28 claims with broad applicability to cell phones, PDAs and other devices that rely on radio-frequency transmissions for data and voice interchange. Our efforts related to our latest technological developments are focused on reducing the “noise” associated with the translation of an RF signal into usable sound or other signal by taking previously ignored aspects of an RF signal and utilizing them to achieve greater clarity. We continue to focus our research and development efforts on these wireless technologies and the worldwide cell phone and PDA market. Second, we are moving forward with our planned Zigbee chip development. In October 2004, we completed the design of our first ZigBee wireless semiconductor chip. Our chip design for the so-called “RF layer,” or “physical layer,” was converted into a prototype chip at a facility in Taiwan. We filed a patent application covering certain aspects of our chip’s design in April 2004. The ZigBee Standard itself is public domain and therefore not patentable. Work is also proceeding on the design of a separate 900 MHz ZigBee Chip.

Zigbee represents the next generation of standards-based, reliable, ultra low power, scaleable and secure communications specifically designed to support a wide range of new applications in the areas of home automation, monitoring and remote control systems, data telemetry, toys and selected wireless security applications. In June 2004, we reached an agreement with RF Microelectronics Laboratory of the Information and Communications University of the Republic of Korea to jointly develop our Zigbee RF transceiver chip.

As of May 27, 2005, NeoReach had filed a total of eight patent applications with the U.S. Patent and Trademark Office (PTO) in the areas of “Smart Antenna” technology and RF Transceiver Chip Design for “Low Noise Amplifier for wireless communications.” As of May 27, 2005 we have been granted approval of five patents in the area of “Smart Antenna” technology and three patent applications are still pending approval. The five approved patents are as follows:

1. “Smart Antenna with Adaptive Convergence Parameter” with PTO Patent Number 6,369,757, issued April 9, 2002.

2. “A Smart Antenna with No Phase Calibration for CDMA Reverse Link” with PTO Patent Number 6,434,375, issued August 13, 2002.

3. “PN Code Acquisition with Adaptive Antenna Array and Adaptive Threshold for DS-CDMA Wireless Communication” with PTO Patent Number 6,404,803, issued June 11, 2002.

4. “New Cellular Architecture for Code Division Multiple Access SMOA Antenna Array Systems” with PTO Patent Number 6,459,895, issued October 1, 2002.

5. “Direction of Arrival Angel Tracking Algorithm for Smart Antennas” with PTO Patent Number 6,483,459, issue date November 19, 2002.

The three patents pending approval are as follows:

1. “Improvement of PN Code Chip Time Tracking with Smart Antenna,” a patent application filed on February 6, 2002 is pending - awaiting first Office Action from United States Patent and Trademark Office.

2. “Low Noise Amplifier for Wireless Communications,” a patent application filed on April 7, 2004 is pending - awaiting first Office Action from the United States Patent and Trademark Office.

3. “Voltage Controlled Oscillator using Complementary Transistors,” a patent application filed on September 15, 2004 is pending - awaiting first Office Action from the United States Patent and Trademark Office.

Wireless Initiative

Overview

Neoreach Wireless, Inc. is a newly formed corporation focused on owning and operating wireless broadband services and networks. Initially, the company is concentrating its efforts towards the deployment of municipally sponsored wireless access zones (WAZ).

In April 2005, NeoReach Wireless, Inc. launched a pilot project to set up a wireless access zone in Chandler, Arizona, which is a suburb of Phoenix, Arizona.

In April 2005, Mobilepro, through NeoReach Wireless, was awarded a five-year contract (with two five-year options) to deploy and manage a city-wide wireless network covering the 40 square mile area of Tempe, Arizona. The network is expected to reach approximately 65,000 households, 1,100 businesses, 50,000 students and the annual visitors to Tempe. The network will also provide municipal services to Tempe police, fire, emergency, city and Arizona State University personnel. Additionally, it will provide municipal services to Tempe police, fire, emergency and city/Arizona State University personnel. The network will use the 2.4GHz (11b, 11g) and 5.xGHz (11a) bands, and, when available, the 4.9GHz (Muni) band and Wi-Max.

In May 2005, our subsidiary NeoReach, Inc., through its subsidiary NeoReach Wireless, Inc., acquired Transcordia, LLC a/k/a WazAlliance, a growing network of metro-wide commercial and residential Wi-Fi and Wi-Max access zones, for common stock plus the assumption of certain liabilities. NeoReach Wireless partnered with WazAlliance to deploy full-scale metro-wide service in both Tempe and Chandler, Ariz. known as WazTempe and WazChandler. WazAlliance also includes WazHamptonRoads and WazMaui and has opportunities in other cities, primarily in the Southwest. WazTempe will provide city-wide multi-band Wi-Fi network for municipal vehicles and personnel, including public safety employees as well as services for residences, retail businesses, schools, public events, hotels and resorts, and public transportation.

We believe WazTempe project is one of the first of its kind and a cost-effective alternative to residential dial-up service and local area hot-spot wireless access. We believe the WazTempe network will also serve as an alternative and/or complement to DSL and cable. We intend to have the WazTempe network offer prioritized service, VPN and quality of service add-on capabilities with nomadic service in hot spots/hot zones nationwide. Customers will therefore be able to enjoy a combination of Wi-Fi, video and data to their fixed home/business networks, or while roaming the city’s many outdoor and hospitality venues.

Voice Services

Competitive Local Exchange Carrier Business

Overview

Our efforts in the competitive local exchange carrier division are led by CloseCall America, Inc. a Stevensville, Maryland-based Competitive Local Exchange Carrier which we acquired in October 2004. CloseCall offers our customers a full array of telecommunications products and services including local, long-distance, 1.800CloseCall anytime/anywhere calling, digital wireless, high-speed telephone (voice over IP), and dial-up and DSL Internet services.

On July 30, 2004, we completed our acquisition of C.Y.L.K., Inc., d/b/a Affinity Telecom, a Michigan-based CLEC and long distance carrier.

On June 24, 2005, CloseCall filed its first provisional patent application with the U.S. PTO: “System and Method for Secure Web-Based Mobile Phone Parental Controls”.

Business Strategy

Our primary objective in the voice division is to be a leading provider of high-quality integrated communications services in each of our major service areas, principally by using our wholesale relationships to offer local, long distance, wireless, Internet access and data services to residential customers and small to medium-sized business enterprises. We deliver high-value bundled and individual services tailored to the needs of our customers presented on a single invoice.

Our business strategy for fiscal 2006 will focus on performance of our existing operations and continued excellence in customer service. As part of this effort, we are seeking to increase our penetration of existing markets in which we have, or believe we may achieve, significant operating efficiencies.

Services

Bundled Services Approach. We offer our integrated communications services in a high-quality bundle to residential customers, and small to medium-sized businesses at competitive prices. When economically advantageous for us to do so, we seek to bundle our integrated communications services. Our targeted customers often will have multiple vendors for voice and data communications services, each of which may be billed separately. Unlike many of these vendors, we are able to provide a comprehensive package of local telephone, long distance, Internet access and other integrated communications services.

Local Services. We offer a wide range of local services, including local voice services, voicemail, universal messaging, directory assistance, call forwarding, return call, hunting, call pick-up, repeat dialing and speed dialing services. We provide our local services primarily over local connections utilizing Incumbent Local Exchange Carrier (ILEC) facilities.

Long Distance Services. We offer both domestic and international switched and dedicated long distance services, including “1+” outbound dialing, inbound toll-free and calling card services. Many of our customers prefer to purchase our long distance services as part of a bundle that includes some of our other integrated communications services offerings. We also offer for convenience an away from home or business service using our own network platform with 1.800.CloseCall.

High Speed Internet Access via Digital Subscriber Line. We offer xDSL combined with our local service in selected markets. DSL technology provides continuous high-speed local connections to the Internet and to private and local area networks.

Internet Access. We offer dial-up Internet access utilizing multiple wholesale vendors and have recently added our five times (“5X”) traditional dial-up speeds in select locations.

Digital Wireless. We offer digital wireless services in many of our target markets. We believe that CloseCall America is one of the few companies that have the capability to add wireless service to an existing customer invoice.

Digital Broadband Phones via Voice over IP (“VoIP”). We offer digital phones for customers that have access to high-speed internet connections utilizing VoIP technologies.

Payphone Services

Overview

Our subsidiary, Davel Communications, Inc., or Davel, is one of the largest independent payphone service providers in the United States.  Davel operates in a single business segment within the telecommunications industry, and primarily utilizes subcontractors to operate, service, and maintain its system of payphones throughout the United States.  Davel is located in Cleveland, Ohio, and has one field service office located in the state of New York. On November 15, 2004, we completed our acquisition of 100 percent of the senior secured debt of Davel and received an assignment of the secured lenders’ shares of Davel common stock representing approximately 95.2 percent of Davel issued and outstanding common stock.  We subsequently acquired the remaining 4.8 percent of the issued and outstanding Davel common stock in May 2005.

As of March 31, 2005, Davel owned and operated a network of approximately 38,000 payphones in 45 states and the District of Columbia, providing it with one of the broadest geographic ranges of coverage of any payphone service provider, or PSP, in the country.  Davel’s installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third-party billed calls using the Company’s pre-selected operator services providers) and dial-around calls (utilizing a 1-800, 1010XXX or similar “toll free” dialing method to select a carrier other than the Company’s pre-selected carrier).  A significant portion of Davel’s payphones are located in high-traffic areas such as convenience stores, shopping centers, truck stops, service stations, and grocery stores.

As part of the Telecommunications Act of 1996, or 1996 Telecom Act, Congress directed the Federal Communications Commission, or FCC, to ensure widespread access to payphones for use by the general public.  The most recent estimates of payphone deployment released by the FCC suggest that there are approximately 1.5 million payphones currently operating in the United States, of which approximately 0.8 million are operated by the Regional Bell Operating Companies, or RBOCs, and approximately 0.1 million are operated by the smaller independent local exchange carriers, or LECs.  The remaining approximately 0.6 million payphones are owned or managed by the major long distance carriers such as Sprint and AT&T and more than 1,000 independent payphone providers, or IPPs, currently operating in the United States.

Payphone Services Business - Background

Today’s telecommunications marketplace was principally shaped by the 1984 court-approved divestiture by AT&T of its local telephone operations, or the AT&T Divestiture, and the many regulatory changes adopted by the FCC and state regulatory authorities in response to and subsequent to the AT&T Divestiture, including the authorization of the connection of competitive or independently owned payphones to the public switched network.  The “public switched network” is the traditional domestic landline public telecommunications network used to carry, switch and connect telephone calls.  The connection of independently owned payphones to the public switched network has resulted in the creation of additional business segments in the telecommunications industry.  Prior to these developments, only the consolidated Bell system or independent LECs were permitted to own and operate payphones.  Following the AT&T Divestiture and subsequent FCC and state regulatory rulings, the independent payphone sector developed as a competitive alternative to the consolidated Bell system and other LECs by providing more responsive customer service, lower cost of operations and higher commissions to the owners or operators of the premises at which a payphone is located (“Location Owners”).

Prior to the AT&T Divestiture, the LECs could refuse to provide payphone service to a business operator or, if service was installed, would typically pay no or relatively small commissions for the right to place a payphone on the business premises.  Following the AT&T Divestiture and the FCC’s authorization of payphone competition, IPPs began to offer Location Owners higher commissions on coin calls made from the payphones in order to obtain the contractual right to install the equipment on the Location Owners’ premises.  Initially, coin revenue was the only source of revenue for the payphone operators because they were unable to participate in revenues from non-coin calls.  However, the operator service provider, or OSP, industry emerged and enabled the competitive payphone operators to compete more effectively with the regulated telephone companies by paying commissions to payphone owners for non-coin calls.  For the first time, IPPs were able to receive non-coin call revenue from their payphones. With this incremental source of revenue from non-coin calls, IPPs were able to compete more vigorously on a financial basis with RBOCs and other LECs for site location agreements, as a complement to the improved customer service and more efficient operations provided by the IPPs.  As part of the AT&T Divestiture, the United States was divided into Local Access Transport Areas, or LATAs.  RBOCs were authorized to provide telephone service that both originates and terminates within the same LATA, or intraLATA, pursuant to tariffs filed with and approved by state regulatory authorities.  RBOCs typically provide payphone service primarily in their own respective territories, and are now authorized to share in the payphone revenues generated from telecommunications services between LATAs, or interLATA.  Long-distance companies, such as Sprint, AT&T and MCI, provide interLATA services, and in some circumstances, also provide local or long-distance service within LATAs.  An interLATA long-distance telephone call generally begins with an originating LEC transmitting the call from the originating payphone to a point of connection with a long-distance carrier.  The long-distance carrier, through its owned or leased switching and transmission facilities, transmits the call across its long-distance network to the LEC servicing the local area in which the recipient of the call is located.  The terminating LEC then delivers the call to the recipient.

Business Strategy

Rationalization of Low-Revenue Phones. In recent years, Davel has experienced revenue declines as a result of increased competition from cellular and other telecommunications products. As a result of declining revenues, Davel’s strategy has been to remove low revenue payphones that do not meet its minimum criteria of profitability and to promote improved density of its payphone routes. During the most recent two calendar years ending December 31, 2004 and 2003, Davel removed approximately 8,900 and 24,800 payphones respectively. Although a portion of these removals resulted from competitive conditions or decisions not to renew contracts with Location Owners under unfavorable terms, a large portion of these removals was to eliminate unprofitable payphones. Davel has an ongoing program to identify additional payphones to be removed in 2005 based upon low revenue performance and route density considerations. Additionally, prior to the expiration or renewal of the term of its agreements with Location Owners, Davel regularly evaluates the economics of such agreements to determine whether more favorable terms can be negotiated in order to minimize the number of payphones that do not meet its minimum criteria of profitability and which may be subject to removal.

Selective Acquisitions. As a means of maintaining and expanding Davel’s customer and payphone base, Davel continues to identify and evaluate other payphone companies that can be acquired and integrated into Davel’s operations. By strategically acquiring additional payphones in certain targeted areas, Davel can improve the density of its payphone routes and expand its revenues to improve the overall profitability of its operations.

Outsourcing Service, Maintenance and Collection Activities. Notwithstanding improvements in payphone route densities and other efficiencies achieved during the previous two years, Davel continues to examine its cost structure to identify additional ways to improve the profitability of the business. During 2003, Davel outsourced the assembly and repair of its payphone equipment and closed its warehouse and repair facility in Tampa, Florida to reduce the cost to repair, maintain and store its replacement payphone equipment. In the fourth quarter of 2003, Davel also outsourced the collection, service and maintenance of its payphones in the western region of the United States to reduce the cost of servicing its geographically disbursed payphones in this area and closed eleven district offices. During the calendar year 2004 Davel outsourced the remainder of its district offices, with the exception of its office located in Bronx, New York. Although there were costs associated with the outsourcing of these activities, Davel believes future savings will more than offset these costs and have a favorable impact on its future operating results. Davel plans to continue to evaluate additional outsourcing opportunities and to implement those strategies that can further reduce its operating costs.

Utilize Advanced Payphone Technology. The payphones installed and operated by Davel utilize “smart” technology which provides voice synthesized calling instructions, detects and counts coins deposited during each call, informs the caller at certain intervals of the time remaining on each call, identifies the need for and the amount of an additional deposit in order to continue the call, and provides other functions associated with the completion of calls. Through the use of a non-volatile, electronically erasable, programmable memory chip, the payphones can also be programmed and reprogrammed from Davel’s central computer facilities to update rate information or to direct different types of calls to particular carriers. Davel’s payphones can also distinguish coins by size and weight, report to its central host computer the total amount of coin in the coin box, perform self-diagnosis and automatically report problems to a pre-programmed service number.

Apply Sophisticated Monitoring and Management Information Systems. Davel utilizes a blend of enterprise-class proprietary and non-proprietary software that continuously tracks coin and non-coin revenues from each payphone, as well as expenses relating to each payphone, including commissions payable to the Location Owners. Davel’s technology also allows it to efficiently track and facilitate the activities of field technicians via interactions from the pay telephone with its computer systems and technical support personnel at its headquarters.

Provide Outstanding Customer Service. The technology used by Davel enables it to (i) respond quickly to equipment malfunctions and (ii) maintain accurate records of payphone activity that can be verified by customers. Davel strives to minimize “downtime” on its payphones by identifying service problems as quickly as possible. Davel employs both advanced telecommunications technology and utilizes trained field technicians as part of its commitment to provide superior customer service. The records generated through Davel’s technology also allow for the more timely and accurate payment of commissions to Location Owners.

Consolidation of Carrier Services. As part of its strategy to reduce costs and improve service quality, Davel has consolidated its coin and non-coin services with a limited number of major carriers. This enables Davel to maximize the value of its traffic volumes and has translated into more favorable economic and service terms and conditions in these key aspects of its business. Davel has entered into service agreements with certain Competitive Local Exchange Carriers (“CLECs”) which has allowed it to significantly reduce its costs of obtaining local line service while improving the efficiency and quality of entering its billing information through electronically generated billing.

Pursue Regulatory Improvements. Davel continues to actively pursue regulatory changes that will enhance its near and long-term performance and viability. Notably, Davel is pressing, through regulatory channels, the reduction in line and related charges and improvements to the dial around compensation collection system that are critical to the economic viability of the payphone industry generally and Davel’s operations specifically.

Enhance Product Offerings. As part of its strategy to maintain and grow its customer base, Davel continues to pursue additional product offerings made available to it through its affiliated companies in order to enhance the benefits provided to its customers.

Internet Services

Overview

We provide broadband, dial-up, web-hosting services, VoIP and other related internet services to business and residential customers in over 40 states through our subsidiary Nationwide Internet and its nine internet subsidiaries.

During the first fiscal quarter of 2004, we acquired three Internet Service Providers (ISPs). On April 21, 2004, we acquired August.net Services, LLC, a Texas based internet service provider which generated $1,511,340 in calendar year 2003 revenue. On June 3, 2004, we acquired ShreveNet, Inc., a Louisiana-based Internet-service provider which generated $2 million in revenues during the calendar year ending December 31, 2003. On June 21, 2004, we acquired the Internet-service-provider assets of Crescent Communications, a Texas-based Internet-service provider. During the year ended December 31, 2003, Crescent Communications generated approximately $2 million in revenues.

During the second fiscal quarter of 2005 we completed the acquisition of an additional three ISPs. On July 6, 2004, we completed our acquisition of Clover Computer Corporation, an Ohio-based Internet-service provider. During the year ended December 31, 2003, Clover Computer had approximately $2 million in revenues. On July 14, 2004, we completed our acquisition of Ticon.net, Inc., a Wisconsin-based Internet-service provider. During the year ended December 31, 2003, Ticon.net generated approximately $2 million in revenues. Finally, on August 13, 2004, we completed our acquisition of certain assets of Web One, Inc., a Kansas City, Kansas-based Internet service and web-hosting provider with operations in Missouri and Kansas. During the year ended December 31, 2003, Web One generated approximately $2 million in revenues.

During the third fiscal quarter of 2005 we acquired two additional ISPs. On September 15, 2004, we completed our acquisition of World Trade Network, Inc., an Internet-services provider based in Houston, Texas. During the year ended December 31, 2003, World Trade Network had approximately $4 million in revenues. On September 16, 2004, we completed our acquisition of The River Internet Access Co., an Internet-services provider based in Tucson, Arizona. During the fiscal year ended April 30, 2004, The River Internet Access Co. achieved approximately $5 million in revenues.

  Business Strategy

Our efforts in the internet services division are led by DFW Internet Services, Inc. d/b/a Nationwide Internet, a Texas-based Internet service provider we acquired in January 2004. Nationwide provides a wide array of Internet services tailored to meet the needs of individual and business subscribers. As of March 31, 2005, we served approximately 70,000 active subscribers. Our growth strategy is to expand our current customer base organically and by acquiring dialup ISPs in new markets. Additionally we intend to gain new customers and improve retention of existing customers through improved marketing, increased broadband service availability and the introduction of new value-added services.

Services

We offer Internet services tailored to meet the needs of both individual and business subscribers. Our primary service offerings are broadband and dial-up Internet access, as well as related value-added services. For our business subscribers, we offer dedicated high speed Internet access, Web hosting, co-location, VoIP and other business related services. Our services are offered in several different packages to provide subscribers a broad range of choices to satisfy their Internet needs. The majority of our consumer subscribers have month-to-month subscriptions and the majority of our business customers are under service contracts for a term. We bill consumer subscribers through automatic charges to their credit cards or bank accounts, and by invoice and we bill most of our business customers by monthly invoices.

High Speed Connectivity; DSL Services. We offer broadband connectivity for business and consumers, including 64k/128k Integrated Service Digital Network (ISDN) access, 1.5M Asymmetrical Digital Subscriber Lines (ADSL), fractional to full T-1, DS-3 level connectivity and wireless connectivity. Our DSL products provide high-speed Internet access over existing telephone lines, and may allow subscribers to simultaneously use a single telephone line for voice service and for access to the Internet. DSL provides an “always on” connection thereby removing wait times associated with dialing into a network. The DSL products offer our residential and business subscribers a cost-effective way to substantially increase the speed at which they access the Internet.

Dial-Up Internet Access. Our most popular dial-up Internet access package includes basic Internet access and related Internet applications such as World Wide Web browsing, e-mail, file transfer protocol (FTP), and news access. Available value-added services include multiple e-mail mailboxes, national roaming services, personalized e-mail addresses and personal Web sites.

Web Services. We offer Web hosting for businesses and other organizations that wish to create their own World Wide Web sites without maintaining their own Web servers and high-speed Internet connections. Web hosting subscribers are responsible for building their own Web sites and then uploading the pages to a Nationwide server. This Web hosting service features state-of-the-art servers for high speed and reliability, a high quality connection to the Internet, specialized customer support and advanced services features, such as secure transactions and site usage reports.

T1/VoIP. We deliver VoIP services over a single all-IP network using T-1 connections. This gives us the ability to provide a wide range of voice and data services. Unlike traditional voice-centric circuit switched communications networks, which require separate networks in order to provide voice and data services, we employ a single integrated network, which uses technologies that digitize voice communications into IP packets and converges them with other data services for transport on an IP network. Our network design exploits the convergence of voice and data services and requires significantly lower capital expenditures and operating costs compared to traditional service providers using legacy technologies. The integration of our network with our automated front and back office systems allows us to monitor network performance, quickly provision customers and in the future, offer our customers the ability to add or change services online, thus reducing our customer care expenses. We believe that our all-IP network and automated support systems enable us to continue to offer new services to our customers in an efficient manner.

Customer Service

Our goal of 100% customer satisfaction begins with providing quality systems and network performance. We focus on scalability, reliability and speed in the technical design and maintenance of our systems. In addition to the provision of quality systems and network performance, we emphasize high quality customer care and technical support. We strive to retain our subscribers by prompt response to customer problems via telephone, email and newsgroups.

Customer service is available to subscribers 24-hours-a-day, 7-days-a-week. The customer care department is organized in tiers designed to respond to varying types of support needs. In addition to diagnosing and resolving subscribers’ technical problems, our customer care department answers questions about account status and billing information, provisions new product requests and provides configuration information.

Infrastructure

Our network provides subscribers with local dial-up across the United States and broadband (DSL) in select markets. Our systems and network infrastructure are designed to provide reliability and speed. Reliability is achieved through redundancy in mission critical systems that minimize the number of single points of failure. Speed is achieved through clustered systems, diverse network architecture, multi-peered Internet backbone connections and aggressive load balancing.

Physical and Virtual POPs. Subscribers dial a local phone number and connect to one of our points of presence (POPs), consisting of inbound telephone lines, modems and related computer equipment. The POPs are either facilities owned by Nationwide or “Virtual POPs” owned by other telecommunication companies. Virtual POP architecture allows us to provide local access services without deploying additional physical infrastructure. The Virtual POP architecture enables subscribers to dial a local phone number and connect to a modem owned and housed by a telecommunications provider. The subscriber’s data call is then routed across leased lines to our internal network. Unlike simply leasing network capacity from a third-party provider, the Virtual POP architecture allows us to maintain substantial control over quality of service and capacity. The benefits of this architecture include substantially reduced capital expenditures and reduced exposure to technological obsolescence. In addition, when entering new markets, the Virtual POP architecture allows us to more precisely match capacity needs to actual sales in that market.

Internal Network Infrastructure. Subscribers enter our network from either the physical POP or Virtual POP. Our primary internal network is designed to maximize sustained high-speed traffic and provide both resiliency to failure and redundancy. Our facilities are powered by a computer controlled uninterruptible power supply that provides battery backup, surge protection and power conditioning. Automatic onsite diesel generators provide power for prolonged power outages.

We also maintain a Network Operations Center (“NOC”) in Tucson, AZ, which is staffed 24 hours a day. The NOC is responsible for monitoring the status of all networking facilities, components, applications and equipment deployed throughout our infrastructure. The NOC is responsible for operational communications among internal departments and is also responsible for communication with external service providers.

We maintain our applications on a variety of systems from a number of vendors. The major applications, such as e-mail and newsgroup access services, utilize a network of servers which are connected directly to our network backbone through high-availability network routers. We deploy PC style hardware in clusters for distributing the load of other applications and providing fault-tolerance against application failure. These distributed applications are housed on low cost, easily obtainable components with minimal interdependency.

Competition

Technology

Delivery of broadband wireless internet access is a highly competitive industry that is a fast growing segment of the technology sector. NeoReach Wireless primarily operates in the city-sponsored sector of this industry. Competition for such city-sponsored metro area wireless deployments comes from primary three levels of competition.  First, is cities themselves as many are attempting to own and operate Wi-Fi networks.  Second, competition comes from wireless internet service providers or WISPs located in or near a city, who are operating traditional wireless networks.  Third, the incumbent large-scale telecommunication or cable operators can decide to compete against itself by setting up a wireless network, rather than allow another service provider to get a foothold in its market.

Voice Services

The communications industry is highly competitive. We compete primarily on the basis of the quality of our offerings, quality of our customer service, price, availability, reliability and variety. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. In particular, price competition in our sector has been intense and is not expected to decrease. Our competitors include, among others, various “competitive carriers” like us, as well as larger providers such as Verizon, SBC, AT&T Corp., Sprint, and MCI. These larger providers have substantially greater infrastructure, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than CloseCall. We increasingly face competition in the local and long distance market from local carriers, resellers, cable companies, wireless carriers and satellite carriers, and may compete with electric utilities. We also may increasingly face competition from businesses offering long distance data and voice services over the Internet. These businesses could enjoy a significant cost advantage because currently they generally do not pay carrier access charges or universal service fees.

We face significant competition from “competitive carriers” that are similar to us, principally in terms of size, structure and market share. Some of these carriers already have established local operations in some of our current and target markets. Many competitive carriers are struggling financially. We cannot predict which of these carriers will be able to continue to compete effectively against us over time.

We also compete in the provision of local services against the incumbent local telephone company in each market, which is Verizon in a large majority of our market areas. Incumbent carriers enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including pre-existing customer relationships with all or virtually all end-users. Further, we are highly dependent on incumbent carriers for local network facilities and wholesale services required in order for us to assemble our own local services. In addition, incumbent carriers are expected to compete in each other’s markets in some cases, which will increase the competition we face. Wireless communications providers are competing with wireline local telephone service providers, which further increases competition.

Local and long distance marketing is converging, as other carriers offer integrated communications services. For example, many competitive carriers also offer long distance services to their customers and large long distance carriers, such as AT&T Corp., Sprint and MCI, have begun to offer local services in some markets. We also compete with numerous direct marketers, telemarketers and equipment vendors and installers with respect to portions of our business.

Regional Bell operating companies, such as Verizon, are currently allowed to provide, both inside and outside their home regions, “interLATA” long distance and mobile services, which are long distance services that originate and terminate in different local access and transport areas. These companies already have extensive fiber optic cable, switching and other network facilities in their regions that they can use to provide long distance services throughout the country. By offering in-region long distance services in our markets, Verizon is able to offer substantially the same integrated local and long distance services as CloseCall, and will have a significant competitive advantage over us in marketing those services to its existing local customers.

A continuing trend toward consolidation, mergers, acquisitions and strategic alliances in the communications industry also could increase the level of competition we face. On January 31, 2005, SBC Communications, Inc., and AT&T Corp. announced their intention to enter into a business combination. In February 2005, Verizon Communications, Inc., and MCI announced an agreement to enter into a business combination, and Qwest Communications International Inc. announced a bid to compete with Verizon’s purchase offer. Such transactions, if consummated, would result in substantial consolidation of U.S. wireline telecommunications resources and revenue. In addition, as reflected in the acquisitions of Cable and Wireless USA, Inc., by Savvis Communications, Inc., Focal Communications, Inc., by Broadwing Corporation, and KMC Telecom Corp. by CenturyTel, Inc., substantial consolidation also has taken place among competitive carriers. Assuming that each of the announced transactions involving AT&T Corp. and MCI occur as planned, market power for U.S. telecommunications services will be further consolidated among the incumbent carriers, and both business and residential customer choice will be significantly reduced. Although it is not certain what the effects of this industry consolidation will be, we believe that one possible result could be that prices for telecommunications services would stabilize due to reduced competition. The incumbent carriers are significantly larger than we are in terms of annual revenues, total assets, and financial resources, and have increased their marketing efforts toward our target market of small- and medium-size businesses.

A recent trend toward deregulation, particularly in connection with incumbent carriers and service providers that use Voice Over Internet Protocol applications, could increase the level of competition we face in our markets and, in turn, adversely affect our operating results. Incumbent carriers and, in particular, the regional Bell operating companies, continue to seek deregulation for many of their services at both the federal and state levels. If their efforts are successful, these companies will gain additional pricing flexibility, which could affect our ability to compete with them. The recent emergence of service providers that use Voice Over Internet Protocol applications also could present a competitive threat. Because the regulatory status of Voice Over Internet Protocol applications is largely unsettled, providers of such applications may be able to avoid costly regulatory requirements, including the payment of intercarrier compensation. This could impede our ability to compete with these providers on the basis of price. More generally, the emergence of new service providers will increase competition, which could adversely affect our ability to succeed in the marketplace for communications and other services.

Our payphone business competes for payphone locations directly with LECs and other IPPs. We also compete, indirectly, with long-distance companies, which can offer Location Owners commissions on long-distance calls made from LEC-owned payphones. Most LECs and long-distance companies against which we compete, as well as some IPPs, may have substantially greater financial, marketing and other resources than us. Many LECs and IPPs faced with competition for payphone locations have increased their compensation arrangements with Location Owners to offer increased commission payments.

We believe that the competitive factors among payphone providers are (1) the commission payments to a Location Owner, (2) the ability to serve accounts with locations in several LATAs or states, (3) the quality of service and the availability of specialized services provided to a Location Owner and payphone users, and (4) responsiveness to customer service needs. We believe we are currently competitive in each of these areas.

We also compete with inter-exchange carriers (“IXCs”) that provide access to alternative operator services, which can be accessed through our payphones. Payphone calls placed using this method are referred to as “dial around calls”. Certain national long-distance operator service providers and prepaid calling card providers have implemented extensive advertising promotions and distribution schemes which have increased dial-around activity on payphones owned by LECs and IPPs, including us, thereby reducing traffic to our primary providers of operator assisted and long-distance services.

Notwithstanding the foregoing, we believe that our principal competition in our payphone business is from providers of wireless communications services for both local and long distance traffic.  Certain providers of wireless communication services have introduced rate plans that are competitively priced with certain of the products offered by us and have negatively impacted the overall usage of payphones throughout the nation.

Although certain RBOCs such as Qwest and Bell South have exited the payphone business due to declining call volumes and lower revenues, there remain a large number of LEC’s, IXCs and IPPs that compete for payphone locations. Davel continues to renew its existing location contracts and compete for new business at sites that can generate sufficient call volumes to support the installation of payphones. Davel continues to offer commissions at competitive rates that allow Davel to profitably operate such payphones.

Internet Services

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

Governmental Regulation

Technology

We do not believe that there is a need for any specific government approval for any of our modem solutions since these do not include any radio transmitter and do not radiate any radio frequency signals. Our radio frequency integrated circuit product will be sold to OEM customers who will integrate the product into their own products that may be required to adhere to certain FCC section requirements because it does in fact contain a radio transmitter. We believe that the OEM customers will obtain any required licensing as applicable in any particular country.

Voice Services

Competitive Local Exchange Carrier

Overview. Our services are subject to federal, state and local regulation. Through our wholly-owned subsidiaries, we hold numerous federal and state regulatory authorizations. The Federal Communications Commission, or FCC, exercises jurisdiction over telecommunications common carriers to the extent they provide, originate or terminate interstate or international communications. The FCC also establishes rules and has other authority over some issues related to local telephone competition. State regulatory commissions retain jurisdiction over telecommunications carriers to the extent they provide, originate or terminate intrastate communications. Local governments may require us to obtain licenses, permits or franchises to use the public rights-of-way necessary to install and operate our networks.

Federal Regulation. We are classified as a non-dominant carrier by the FCC and, as a result, are subject to relatively limited regulation of our interstate and international services. Some general policies and rules of the FCC apply to us, and we are subject to some FCC reporting requirements, but the FCC does not review our billing rates. We possess the operating authority required by the FCC to conduct our long distance business as it is currently conducted. As a non-dominant carrier, we may install and operate additional facilities for the transmission of domestic interstate communications without prior FCC authorization, except to the extent that radio licenses are required. The following discussion summarizes some specific areas of federal regulation that directly or indirectly affects our business.

Local Competition. The FCC’s role with respect to local telephone competition arises principally from the Telecommunications Act of 1996. The Telecommunications Act preempts state and local laws to the extent that they prevent competition in the provision of any telecommunications service. Subject to this limitation, state and local governments retain telecommunications regulatory authority over intrastate telecommunications. The Telecommunications Act imposes a variety of duties on local carriers, including competitive carriers such as CloseCall, to promote competition in the provision of local telephone services. These duties include requirements for local carriers to: interconnect with other telecommunications carriers; complete calls originated by customers of competing carriers on a reciprocal basis; permit the resale of their services; permit users to retain their telephone numbers when changing carriers; and provide competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

Incumbent carriers also are subject to additional duties. These duties include obligations of incumbent carriers to: offer interconnection on a non-discriminatory basis; offer co-location of competitors’ equipment at their premises on a non-discriminatory basis; make available certain of their network facilities, features and capabilities on non-discriminatory, cost-based terms; and offer wholesale versions of their retail services for resale at discounted rates.

Collectively, these requirements recognize that local telephone service competition is dependent upon cost-based and non-discriminatory interconnection with, and use of, some elements of incumbent carrier networks and facilities under specified circumstances. Failure to achieve and maintain such arrangements could have a material adverse impact on our ability to provide competitive local telephone services. Under the Telecommunications Act, incumbent carriers are required to negotiate in good faith with carriers requesting any or all of the foregoing arrangements.

In August 2003, the FCC adopted changes to the rules defining the circumstances under which incumbent carriers must make network elements available to competitive carriers at cost-based rates. These rule changes were appealed by both incumbent carriers and competitive carriers to a federal court of appeals, which in March 2004 vacated and remanded to the FCC several aspects of those changes. In February 2005, the FCC issued a decision in response to the court’s March 2004 ruling. That decision, which is known as the Triennial Review Remand Order, or TRRO, became effective on March 11, 2005, and revised the rules for when incumbent carriers must unbundle and make available to competitive carriers various types of UNEs, including high-capacity loops and interoffice transport. The following sets forth information about the application of the new rules.

UNE Loops

DS0 Loops. A DS0 loop is a single, voice-grade channel. Typically, individual business lines are DS0 loops. Incumbent carriers must make DS0 loops available at UNE rates on an unlimited basis.

DS1 Loops. A DS1 loop is a digital loop with a total speed of 1.544 megabits per second, which is the equivalent of 24 DS0s. Multiple voice lines and Internet access can be provided to a customer over a single DS1 loop. We understand the FCC’s new rules to require that incumbent carriers make available to competitive carriers DS1 loops at UNE rates in the majority of incumbent carrier central offices.

DS3 Loops. A DS3 loop is a digital loop with a total speed of 44.736 megabits per second. We understand the FCC’s new rules to require that incumbent carriers make available to competitive carriers DS3 loops at UNE rates in the majority of incumbent carrier central offices.

OCn Loops and Dark Fiber. Under the FCC’s new rules, incumbent carriers are not required to provide optical capacity loops or dark fiber loops as UNEs. Optical capacity loops, referred to as OCn loops, are very high-capacity digital loops ranging in capacity from OC3 loops, which are the equivalent of three DS3s, to OC192.

Incumbent carriers are not required to provide some mass market broadband loop facilities and functionality to competitive carriers as UNEs. Specifically, incumbent carriers are not required to make newly-deployed fiber-to-the-home, or FTTH, loops available as UNEs and are only required to provide the equivalent of DS0 capacity on any FTTH loop built over an existing copper loop. It is possible that incumbent carriers will seek additional regulatory relief from any remaining obligation to make FTTH loops available to competitive carriers. The FCC already has held that incumbent carriers are not required to unbundle and make available to competitive carriers fiber-to-the-curb, or FTTC, loops.

UNE Transport

DS1 Transport. Whether transport is available as a UNE is determined on a route-by-route basis. Incumbent carriers must make transport at UNE rates available at DS1 capacity levels between any two incumbent carrier central offices unless both central offices either serve more than 38,000 business lines or have four or more fiber-based colocators.

DS3 Transport. Access to DS3 capacity-level transport is more limited than access to DS1 transport. Incumbent carriers must make transport at UNE rates available at DS3 capacity levels between any two incumbent carrier central offices unless both central offices either serve more than 24,000 business lines or have three or more fiber-based colocators.

Dark Fiber Transport. Dark fiber transport is available under the same conditions as DS3 transport.

Incumbent carriers are not required to provide access to transport at greater-than DS3 capacity levels. Incumbent carriers also are not required to provide transport at any capacity level to connect an incumbent carrier central office with a competitive carrier’s facilities.

In addition to addressing high-capacity loops and transport, the TRRO confirmed the eventual elimination of mass market local switching as a UNE, thereby phasing out the availability of UNE-P at cost-based rates to competitive carriers such as us. Although CloseCall has an embedded base of UNE-P customers, we have begun to migrate our existing UNE-P customers to other provisioning arrangements where we have facilities and it is advantageous for us to do so. We also have a five year “commercial agreement” in place with Verizon that locks in rates through 2010.

The FCC also confirmed in the TRRO that the availability of special access services for competitive carriers does not excuse incumbent carriers from the requirement to make available prescribed UNEs at rates based on the FCC’s “Total Element Long Run Incremental Cost,” or TELRIC, pricing methodology.

To the extent incumbent carriers no longer need to provide to competitive carriers the above-described switching, loop and transport elements as UNEs, the FCC established a transitional period during which incumbent carriers must continue to make these elements available at prescribed rates for a defined period of time. We anticipate that some incumbent and competitive carriers will use this transition period to enter into commercial agreements for these elements, but these agreements are likely to contain rates, terms and conditions that are less favorable to competitive carriers than they have been in the past.

The TRRO continued the recent trend of reducing the number and types of UNEs that incumbent carriers must make available to competitive carriers. Although the TRRO has been appealed, we cannot predict the outcome of this appeal or whether the result of any such appeal will be favorable or unfavorable to our business.

TELRIC Pricing. The FCC has initiated a re-examination of its TELRIC pricing methodology for network elements. The FCC has proposed a number of changes to these pricing rules that would be unfavorable to us. Legislation has been proposed in Congress in the past and may be proposed in the future that would further restrict the access of competitive carriers to incumbent carriers’ network elements. Future restrictions on, or reductions in, the network elements available to us, or any increase in the cost to us of such network elements, could have a material adverse effect on our business.

Broadband. In the future, an important element of providing competitive local service may be the ability to offer customers high-speed broadband local connections. The FCC recently reduced the number and types of unbundled network elements, such as FTTC and FTTH that incumbent carriers must make available to competitive carriers to enable them to provide broadband services to customers using incumbent carrier networks. These restrictions were largely upheld by a federal court of appeals. Although the court’s decision regarding so-called “naked DSL” may be appealed, we cannot predict the outcome of any such appeal. The FCC also recently held that incumbent carriers such as Verizon cannot be required by state commissions to make digital subscriber line services available to end users when a competitive carrier provides the end user with voice service. This is known in the industry as “naked DSL.” Although this decision also may be appealed, we cannot predict the outcome of any such appeal.

In other proceedings affecting broadband policy, the FCC is considering what regulatory treatment, if any, should be accorded to digital subscriber line services provided by communications companies and has already considered what regulatory treatment should be accorded to cable modem services, which are used by cable companies to deploy high-speed Internet access services. The FCC found in 2002 that cable modem service is an “information service” that is exempt from regulation. A federal court of appeals overturned that decision as being inconsistent with an earlier ruling by the court that cable modem service has both “information service” and “telecommunication service” components, which would make that service subject to regulation, but the court’s decision has been appealed to the United States Supreme Court, where the matter is pending.

The FCC has sought comment on a number of other regulatory proposals that could affect the speed and manner in which high-speed broadband local services are deployed by our competitors. We cannot predict the outcome of these proposals at the FCC or in the courts or the effect they will have on our business and the industry.

Congress also has considered in the past, and may consider in the future, legislation that would deregulate some aspects of the incumbent local carriers’ broadband services and would reduce the extent to which those carriers must provide access to their networks to competitive local carriers for the provision of broadband services. Several cable companies already are offering broadband Internet access over their network facilities, and incumbent carriers and competitive carriers also offer these services through digital subscriber line technology. If we are unable to meet the future demands of our customers for broadband local access on a timely basis at competitive rates, we may be at a significant competitive disadvantage.

Internet Protocol-Enabled Services. The FCC is considering clarifications and changes to the prospective regulatory status of services and applications using Internet Protocol, including Voice Over Internet Protocol offerings. Voice Over Internet Protocol is an application that manages the delivery of voice information across data networks, including the Internet, using Internet protocol. Rather than send voice information across traditional circuits, Voice Over Internet Protocol sends voice information in digital form using discrete packets that are routed in the same manner as data packets. Voice Over Internet Protocol is widely viewed as a more cost-effective alternative to traditional circuit-switched telephone service. Because Voice Over Internet Protocol can be deployed by carriers in various capacities, and because it is widely considered a next-generation communications service, its regulatory classification has not yet been determined.

The FCC thus far has issued three declaratory rulings in connection with the regulatory treatment of Voice Over Internet Protocol, but those rulings have been narrowly tailored. In one case, the FCC held that a computer-to-computer Voice Over Internet Protocol application provided by Pulver.com is an unregulated information service, in part because it does not include a transmission component, offers computing capabilities, and is free to its users. In another case, the FCC reached a different conclusion, holding that AT&T’s use of Voice Over Internet Protocol to transmit the long-haul portion of certain calls constitutes a telecommunications service, thus subjecting it to regulation, because the calls use ordinary customer premises equipment with no enhanced functionality, originate and terminate on the public switched telephone network, and undergo no net protocol conversion and provide no enhanced functionality to end users. In a third case, which involved the Voice Over Internet Protocol application of Vonage, the FCC preempted the authority of the State of Minnesota (and presumably all other states) and ruled that Vonage’s Voice Over Internet Protocol application, and others like it, is an interstate service subject only to federal regulation, thus preempting the authority of the Minnesota commission to require Vonage to obtain state certification. The FCC, however, refused to rule in the Vonage case whether Vonage’s Voice Over Internet Protocol application is a telecommunications service or an information service, thus leaving open the question of the extent to which the service will be regulated. A number of other petitions addressing the application of existing regulations to Voice Over Internet Protocol and other Internet Protocol services have been filed at the FCC and are pending. We cannot at this time predict the outcome of those petitions on our business or the industry.

The FCC has initiated a more generic proceeding to address the many regulatory issues raised by the development and growth of Voice Over Internet Protocol services, including the extent to which Voice Over Internet Protocol will be regulated at the federal level, and has expressly reserved the right to reconsider its declaratory rulings in the generic proceeding. The FCC also is examining what requirements, if any, should be applied to Voice Over Internet Protocol service to enable law enforcement agencies, when necessary and appropriate, to access information transmitted through Voice Over Internet Protocol applications; the extent to which Voice Over Internet Protocol providers should contribute to the Universal Service Fund; and whether and to what extent E-911 requirements should apply to Voice Over Internet Protocol providers. Federal and state rulings in connection with Voice Over Internet Protocol will likely have a significant impact on us, our competitors and the communications industry.

Congress also has considered in the past, and may consider in the future, legislation addressing Voice Over Internet Protocol. We cannot at this time predict if or when such legislation will be enacted, or its effect on our business and the industry.

Intercarrier Compensation. The FCC regulates the interstate access rates charged by local carriers for the origination and termination of interstate long distance traffic. These access rates make up a significant portion of the cost of providing long distance service. The FCC has adopted policy changes that over time are reducing incumbent carriers’ access rates, which have the impact of lowering the cost of providing long distance service, especially to business customers. In addition, the FCC has adopted rules that require competitive carriers to reduce gradually the levels of their tariffed access charges until those charges are no greater than those of the incumbent carriers with which they compete. In March 2005, the FCC initiated a proceeding designed to examine and reform comprehensively intercarrier compensation, including access charges, in the telecommunications market. Intercarrier compensation typically is the largest single expense incurred by companies that provide telecommunications services, including us. Further FCC action in this area may reduce most access charges in the future or shift all forms of intercarrier compensation to flat-rate pricing. We cannot predict at this time the result of this proceeding, the full impact of the FCC’s decisions in this area, or the effect these decisions will have on our business and the industry.

The FCC has granted incumbent carriers some flexibility in pricing their interstate special and switched access services. Under this pricing scheme, local carriers may establish pricing zones based on access traffic density and charge different prices for access provided in each zone. The FCC recently has been granting incumbent carriers additional pricing flexibility on a market-by-market basis as local competition develops in their markets. This pricing flexibility could place us at a competitive disadvantage, either as a purchaser of access for our long distance operations or as a vendor of access to other carriers or end-user customers.

In April 2001, the FCC issued a ruling changing the compensation mechanism for traffic exchanged between telecommunications carriers that is destined for Internet service providers. In doing so, the FCC prescribed a new rate structure for this traffic and prescribed gradually reduced caps for its compensation. In the course of our business, we may exchange the traffic of Internet service providers with other carriers. The FCC’s ruling in connection with such traffic affected a large number of carriers, including us, and further developments in this area could have a significant impact on the industry and on us. Although a federal court remanded that FCC decision for further consideration, the court did not reverse the decision, so it remains in effect. In March 2005, in the context of its generic proceeding on intercarrier compensation, the FCC sought comment on broad policy changes that could harmonize the rate structure and levels of all forms of intercarrier compensation, and ultimately could eliminate most forms of carrier-to-carrier payments for interconnected traffic, including traffic destined for Internet service providers.

Universal Service. Access charges historically have been used to subsidize universal telephone service. Together with access and other intercarrier compensation reform, the FCC in recent years has changed the methodology used to subsidize universal telephone service and achieve other related public policy goals. Any reform in connection with intercarrier compensation will, by necessity, require revisions to the FCC’s policies governing universal service. Because the effects of these revisions are uncertain, the fees we pay to subsidize universal service may increase or decrease substantially in the future.

The FCC continues to consider related questions regarding the applicability of access charges and universal service fees to providers of Internet access service and other services and applications using Internet protocol, including Voice Over Internet Protocol. Currently, Internet access providers are not subject to these expenses, and a federal court of appeals has upheld the FCC’s decision not to impose such fees. However, there are open questions about how the existing rules apply to providers of data, voice or other services using the Internet or Internet protocol-based technology. The FCC is in the process of re-examining these issues in the context of its generic proceeding on IP-enabled services. We are not in a position to determine how these issues regarding access charges and universal service fees will be resolved, or whether the resolution of these issues will be harmful to our competitive position or our results of operations.

Detariffing. The FCC required non-dominant long distance companies, including us, to detariff interstate long distance domestic and international services in 2001. In 2001, the FCC also permitted competitive local exchange carriers, including us, to choose either to detariff the interstate access services that competitive carriers sell to long distance companies that originate or terminate traffic from or to their local customers, or to maintain tariffs but comply with rate caps. Tariffs set forth the rates, terms and conditions for service and must be updated or amended when rates are adjusted or products are added or removed. Before detariffing, we filed tariffs with the FCC to govern our relationship with most of our long distance customers and with long distance companies that originated or terminated traffic from or to our local customers. The detariffing process has required us, among other things, to post these rates, terms and conditions on our web site instead of filing them as tariffs with the FCC. Because detariffing precludes us from filing our tariffs with the FCC, some may argue that we are no longer subject to the “filed rate doctrine,” under which the filed tariff controls all contractual disputes between a carrier and its customers. The detariffing process has effectively required us to enter into individual contracts with each of our customers and to notify our customers when rates are adjusted or products are added or removed. This process increases our costs of doing business. Detariffing may expose us to legal liabilities and costs if we can no longer rely on the filed rate doctrine to settle contract disputes with our customers.

Other Federal Regulations. The FCC imposes prior approval requirements on transfers of control and assignments of radio licenses and operating authorizations. The FCC has the authority generally to condition, modify, cancel, terminate, revoke or decline to renew licenses and operating authority for failure to comply with federal laws and the rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations. The FCC or third parties may raise issues with regard to our compliance with applicable laws and regulations.

State Regulation. We are subject to various state laws and regulations. Most state public utility commissions require providers such as CloseCall to obtain authority from the commission before initiating service in the state. We are subject to various reporting and record-keeping requirements. In addition, some states are ordering the de-tariffing of services, which may impede our reliance on the filed rate doctrine and increase our costs of doing business.

Many issues remain open regarding how new local telephone carriers will be regulated at the state level. For example, although the Telecommunications Act preempts the ability of states to forbid local service competition, the Telecommunications Act preserves the ability of states to impose reasonable terms and conditions of service and other regulatory requirements. The scope of state regulation will be refined through rules and policy decisions made by public utility commissions as they address local service competition issues.

State public utility commissions have responsibility under the Telecommunications Act to oversee relationships between incumbent carriers and their new competitors with respect to such competitors’ use of the incumbent carriers’ network elements and wholesale local services. Public utility commissions arbitrate interconnection agreements between the incumbent carriers and competitive carriers such as CloseCall when necessary. Pursuant to the Communications Act, the decisions of state public utility commissions with regard to interconnection disputes may be appealed to federal courts.

There also remain unresolved important issues regarding the scope of the authority of public utility commissions and the extent to which the commissions will adopt policies that promote local telephone service competition. For example, although the FCC recently preempted the ability of states to regulate some aspects of Voice Over Internet Protocol services, the FCC’s decision has been appealed, and it is difficult to predict how this and other matters will affect our ability to pursue our business plan.

States also regulate the intrastate carrier access services of the incumbent carriers. We are required to pay access charges to the incumbent carriers when they originate or terminate our intrastate long distance traffic. Our business could be harmed by high access charges, particularly to the extent that the incumbent carriers do not incur the same level of costs with respect to their own intrastate long distance services or to the extent that the incumbent carriers are able to offer their long distance affiliates better access pricing. Some states also regulate the intrastate access charges of competitive carriers. States also will be developing intrastate universal service charges parallel to the interstate charges created by the FCC. Another issue is the use by some incumbent carriers, with the approval of the applicable public utility commissions, of extended local area calling that converts otherwise competitive intrastate toll service to local service. States also are or may be addressing various intraLATA dialing parity issues that may affect competition. Our business could be harmed by these developments.

We also will be affected by how states regulate the retail prices of the incumbent carriers with which we compete. We believe that, as the degree of intrastate competition increases, the states will offer the incumbent carriers increasing pricing flexibility and deregulation of particular services deemed to be competitive. This flexibility and deregulation may present the incumbent carriers with an opportunity to subsidize services that compete with our services with revenues generated from their non-competitive services, thereby allowing incumbent carriers to offer competitive services at prices lower than most or all of their competitors.

Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority generally can be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law or the rules, regulations and policies of state regulatory authorities. Fines or other penalties also may be imposed for such violations. Public utility commissions or third parties may raise issues with regard to our compliance with applicable laws or regulations.

The 1996 Telecommunications Act, or the Telecom Act, substantially restructured the telecommunications industry, included specific provisions related to the payphone industry and required the FCC to develop rules necessary to implement and administer the provisions of the Telecom Act on both an interstate and intrastate basis. Among other provisions, the Telecom Act granted the FCC the power to preempt state payphone regulations to the extent that any state requirements are inconsistent with the FCC’s implementation of Section 276 of the Telecom Act.

-               Federal Regulation Of Local Coin and Dial-Around Calls

The Telephone Operator Consumer Services Improvement Act of 1990, or TOCSIA, established various requirements for companies that provide operator services and for call aggregators, including payphone service providers, or PSPs, who send calls to those operator service providers, or OSPs. The requirements of TOCSIA as implemented by the FCC included call branding, information posting, rate quotations, the filing of informational tariffs and the right of payphone users to access any OSP in order to make non-coin calls. TOCSIA also required the FCC to take action to limit the exposure of payphone companies to undue risk of fraud upon providing this “open access” to carriers.

TOCSIA further directed the FCC to consider the need to provide compensation to IPPs for dial-around calls made from its payphones. Accordingly, the FCC ruled in May 1992 that IPPs were entitled to dial-around compensation. Because of the complexity of establishing an accounting system for determining per call compensation for these calls, and for other reasons, the FCC temporarily set this compensation at $6.00 per payphone per month based on an assumed average of 15 interstate carrier access code dial-around calls per month and a rate of $0.40 per call. The failure by the FCC to provide compensation for 800 “toll free” dial-around calls was challenged by the IPPs, and a federal court subsequently ruled that the FCC should have provided compensation for these toll free calls.

Pay Phone Services

In 1996, recognizing that IPPs had been at a severe competitive disadvantage under the existing system of regulation and had experienced substantial increases in dial-around calls without a corresponding adjustment in compensation, Congress enacted Section 276 to promote both competition among payphone service providers and the widespread deployment of payphones throughout the nation. Section 276 directed the FCC to implement rules by November 1996 that would:

-               create a standard regulatory scheme for all public payphone service providers;
-               establish a per call compensation plan to ensure that all payphone service providers are fairly compensated for each and every completed intrastate and interstate call, except for 911 emergency and telecommunications relay service calls;
-               terminate subsidies for LEC payphones from LEC regulated rate-base operations;
-               prescribe, at a minimum, nonstructural safeguards to eliminate discrimination between LECs and IPPs and remove the LEC payphones from the LEC’s regulated asset base;
-               provide for the RBOCs to have the same rights that IPPs have to negotiate with Location Owners over the selection of interLATA carrier services, subject to the FCC’s determination that the selection right is in the public interest and subject to existing contracts between the Location Owners and interLATA carriers;
-               provide for the right of all PSPs to choose the local, intraLATA and interLATA carriers subject to the requirements of, and contractual rights negotiated with, Location Owners and other valid state regulatory requirements;
-               evaluate the requirement for payphones which would not normally be installed under competitive conditions but which might be desirable as a matter of public policy, and establish how to provide for and maintain such payphones if it is determined they are required; and
-               preempt any state requirements which are inconsistent with the FCC’s regulations implementing Section 276.

In September and November 1996, the FCC issued its rulings implementing Section 276, or the 1996 Payphone Order.  In the 1996 Payphone Order, the FCC determined that the best way to ensure fair compensation to independent and LEC PSPs for each and every call was to deregulate, to the maximum extent possible, the price of all calls originating from payphones.  For local coin calls, the FCC mandated that deregulation of the local coin rate would not occur until October 1997 in order to provide a period of orderly transition from the previous system of state regulation.

To achieve fair compensation for dial-around calls through deregulation and competition, the FCC in the 1996 Payphone Order directed a two-phase transition from a regulated market.  In the first phase, November 1996 to October 1997, the FCC prescribed flat-rate compensation payable to the PSPs by the interexchange carriers (“IXCs”) in the amount of $45.85 per month per payphone.  This rate was arrived at by determining that the deregulated local coin rate was a valid market-based surrogate for dial-around calls.  The FCC applied a market-based, deregulated coin rate of $0.35 per call to a finding from the record that there was a monthly average of 131 compensable dial-around calls per payphone.  This total included both carrier access code calls dialed for the purpose of reaching a long distance company other than the one designated by the PSP as well as 800 “toll free” calls.  The monthly, per phone flat-rate compensation of $45.85 was to be assessed only against IXCs with annual toll-call revenues in excess of $100 million and allocated among such IXCs in proportion to their gross long-distance revenues.  During the second phase of the transition to deregulation and market-based compensation (initially from October 1997 to October 1998, but subsequently extended in a later order by one year to October 1999), the FCC directed the IXCs to pay the PSPs on a per-call basis for dial-around calls at the assumed deregulated coin rate of $0.35 per call.  At the conclusion of the second phase, the FCC set the market-based local coin rate, determined on a payphone-by-payphone basis, as the default per-call compensation rate in the absence of a negotiated agreement between the PSP and the IXC.  To facilitate per-call compensation, the FCC required the PSPs to transmit payphone-specific coding digits which would identify each call as originating from a payphone and required the LECs to make such coding available to the PSPs as a tariffed item included in the local access line service.

In July 1997, a federal court, or the Court responded to an appeal of the 1996 Payphone Order, finding that the FCC erred in (1) setting the default per-call rate at $0.35 without considering the differences in underlying costs between dial-around calls and local coin calls, (2) assessing the flat-rate compensation against only the carriers with annual toll-call revenues in excess of $100 million, and (3) allocating the assessment of the flat-rate compensation based on gross revenues rather than on a factor more directly related to the number of dial-around calls processed by the carrier.  The Court also assigned error to other aspects of the 1996 Payphone Order concerning inmate payphones and the accounting treatment of payphones transferred by an RBOC to a separate affiliate.

In response to the Court’s remand, the FCC issued its modified ruling implementing Section 276, or the 1997 Payphone Order, in October of 1997.  The FCC determined that distinct and severable costs of $0.066 were attributable to coin calls that did not apply to the costs incurred by the PSPs in providing access for dial-around calls.  Accordingly, the FCC adjusted the per call rate during the second phase of interim compensation to $0.284 (which is $0.35 less $0.066).  While the FCC tentatively concluded that the $0.284 default rate should be utilized in determining compensation during the first phase and reiterated that PSPs were entitled to compensation for each and every call during the first phase, it deferred a decision on the precise method of allocating the initial interim period (November 1996 through October 1997) flat-rate payment obligation among the IXCs and the number of calls to be used in determining the total amount of the payment obligation.

On March 9, 1998, the FCC issued a Memorandum Opinion and Order, FCC 98-481, which extended and waived certain requirements concerning the provision by the LECs of payphone-specific coding digits which identify a call as originating from a payphone.  Without the transmission of payphone-specific coding digits, some of the IXCs have claimed they are unable to identify a call as a payphone call eligible for dial-around compensation.  With the stated purpose of ensuring the continued payment of dial-around compensation, the FCC’s Memorandum and Order issued on April 3, 1998 left in place the requirement for payment of per-call compensation for payphones on lines that do not transmit the requisite payphone-specific coding digits but gave the IXCs a choice for computing the amount of compensation for payphones on LEC lines not transmitting the payphone-specific coding digits of either accurately computing per-call compensation from their databases or paying per-phone, flat-rate compensation computed by multiplying the $0.284 per call rate by the nationwide average number of 800 subscriber and access code calls placed from RBOC payphones for corresponding payment periods.  Accurate payments made at the flat rate are not subject to subsequent adjustment for actual call counts from the applicable payphone.

On May 15, 1998, the Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate.  The Court opined that the FCC had failed to explain adequately its derivation of the $0.284 default rate.  The Court stated that any resulting overpayment may be subject to refund and directed the FCC to conclude its proceedings within a six-month period from the effective date of the Court’s decision.

In response to the Court’s second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court.  On February 4, 1999, the FCC released the Third Report and Order and Order on Reconsideration of the Second Report and Order, or 1999 Payphone Order, in which the FCC abandoned its efforts to derive a “market-based” default dial-around compensation rate and instead adopted a “cost-based” rate of $0.24 per dial-around call, which was to be adjusted to $0.238 on April 21, 2002.  Both PSPs and IXCs petitioned the Court for review of the 1999 Payphone Order’s determination of the dial-around compensation rate.  On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a $0.24 dial-around compensation rate.  On all the issues, including those raised by the IXCs and the IPPs , the Court applied the “arbitrary and capricious” standard of review and found that the FCC’s rulings were lawful and sustainable under that standard.  The new $0.24 rate became effective April 21, 1999 and was applied retroactively to the period beginning on October 7, 1997 and ending on April 20, 1999 (the “intermediate period”), less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation rate of $0.238 per call.

In a decision released January 31, 2002, or the 2002 Payphone Order, the FCC partially addressed the remaining issues concerning the “true-up” required for the earlier dial-around compensation periods.  The FCC adjusted the per-call rate to $0.229, for the interim period only, to reflect a different method of calculating the delay in IXC payments to PSPs for the interim period, and determined that the total interim period compensation rate should be $33.89 per payphone per month ($0.229 multiplied by an average of 148 calls per payphone per month).  The 2002 Payphone Order deferred to a later order its determination of the allocation of this total compensation rate among the various carriers required to pay compensation for the interim period. In addition to addressing the rate level for dial-around compensation, the FCC has also addressed the issue of carrier responsibility with respect to dial-around compensation payments.

On October 23, 2002 the FCC released its Fifth Order on Reconsideration and Order on Remand, or the Interim Order, which resolved all of the remaining issues surrounding the interim/intermediate period true-up and specifically addressed how the liability for flat rate monthly per-phone compensation owed to PSPs would be allocated among the relevant dial-around carriers.  The Interim Order also resolved how certain offsets to such payments would be handled and a host of other issues raised by parties in their remaining FCC challenges to the 1999 Payphone Order and the 2002 Payphone Order. In the Interim Order, the FCC ordered a true-up for the interim period and increased the adjusted monthly rate to $35.22 per payphone per month, to compensate for the three-month payment delay inherent in the dial-around payment system.  The new rate of $35.22 per payphone per month is a composite rate, allocated among approximately five hundred carriers based on their estimated dial-around traffic during the interim period.  The FCC also ordered a true-up requiring the PSPs, including Davel, to refund an amount equal to $0.046 (the difference between the old $.284 rate and the current $.238 rate) to each carrier that compensated the PSP on a per-call basis during the intermediate period. Interest on additional payments and refunds is to be computed from the original payment due date at the IRS prescribed rate applicable to late tax payments.  The FCC further ruled that a carrier claiming a refund from a PSP for the Intermediate Period must first offset the amount claimed against any additional payment due to the PSP from that carrier.  Finally, the Interim Order provided that any net claimed refund amount owing to carriers cannot be offset against future dial-around payments without (1) prior notification and an opportunity to contest the claimed amount in good faith (only uncontested amounts may be withheld); and (2) providing PSPs an opportunity to “schedule” payments over a reasonable period of time.

Davel and its billing and collection clearinghouse have previously reviewed the order and prepared the data necessary to bill or determine the amount due to the relevant dial-around carriers pursuant to the Interim Order. As of November 15, 2004, the date we acquired Davel, Davel had accrued a liability relating to dial-around compensation due to certain carriers pursuant to the Interim Order of $1,172,789. In addition, Davel had recorded $2,683,774 relating to the sale of a portion of Davel’s accounts receivable bankruptcy claim for dial-around compensation due from WorldCom (now MCI), a part of which related to the amount due from WorldCom under the Interim Order. Subsequent to the acquisition date, Davel received $2,683,774 million in cash and MCI common stock in full settlement of the remaining portion of its claim, including the accounts receivable bankruptcy claim previously sold and Davel’s retained interest in the bankruptcy claim. In January 2005, certain carriers deducted $453,431 from their current dial-around compensation payments, thus reducing the liability accrued by Davel applicable to the Interim Order.  The remaining amounts outstanding were deducted from the quarterly payments of dial-around compensation received by Davel in April 2005.

For the fiscal year ended March 31, 2005, Davel received $420,366 of receipts from carriers under the Interim Order that has been reported as revenues in the consolidated statements of operations. In accordance with Davel’s accounting policy on regulated rate actions, revenue from dial-around compensation pursuant to the Interim Order was recognized as revenue in March 2005, the period such revenue was received.  Although Davel is entitled to receive a substantial amount of additional dial-around compensation pursuant to the Interim Order, such amounts, subject to certain limitations, have been assigned to Davel’s former secured lenders in exchange for a reduction in Davel’s secured debt prior to the acquisition of such debt by MobilePro.

On August 2, 2002 and September 2, 2002 respectively, the American Public Communications Council, the APCC, and the Regional Bell Operating Companies, the RBOCs, filed petitions with the FCC to revisit and increase the dial-around compensation rate level. Using the FCC’s existing formula and adjusted only to reflect current costs and call volumes, the APCC and RBOCs’ petitions supported an approximate doubling of the current $0.24 rate. On August 12, 2004, the FCC released an order to increase the dial-around compensation rate from $0.24 to $0.494 per call, or the 2004 Order. The new rate became effective September 27, 2004, 30 days after publication of the 2004 Order in the Federal Register, and may be subject to appeal by IXCs or other parties. Dial-around revenues at the new rate of $0.494 per call, which aggregated $4,695,085 for the year ended March 31, 2005, are included in revenues reported in the MobilePro’s consolidated financial statements.

Regulatory actions and market factors, often outside Davel’s control, could significantly affect Davel’s dial-around compensation revenues.  These factors include (i) the possibility of administrative proceedings or litigation seeking to modify the dial-around compensation rate, and (ii) ongoing technical or other difficulties in the responsible carriers’ ability and willingness to properly track or pay for dial-around calls actually delivered to them.

-               Effect of Federal Regulation of Local Coin and Dial-Around Calls

Local Coin Call Rates.  To ensure “fair compensation” for local coin calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order that upheld the FCC’s authority to deregulate local coin call rates.  In accordance with the FCC’s ruling and the court order, certain LECs and IPPs, including Davel, have increased rates for local coin calls.  Initially, when Davel increased the local coin rate to $0.35, Davel experienced a large drop in call volume. When Davel subsequently raised its local coin rates to $0.50, it did not experience call volume declines at the same levels.  Davel has experienced, and continues to experience, lower coin call volumes on its payphones resulting not only from increased local coin calling rates, but from the growth in wireless communication services, changes in call traffic and the geographic mix of Davel’s payphones, as well.

-               Other Provisions of The 1996 Telecom Act and FCC Rules

As a whole, the Telecom Act and FCC Rules significantly altered the competitive framework of the payphone industry.  Davel believes that implementation of the Telecom Act has addressed certain historical inequities in the payphone marketplace and has, in part, led to a more equitable and competitive environment for all payphone providers.  However, there remain several key areas of implementation of the 1996 Telecom Act yet to be fully and properly implemented such that the 1996 congressional mandate for widespread deployment of payphones is not being realized.  This circumstance creates an uncertain environment in which Davel and the industry must operate.  Davel has identified the following such uncertainties:

Various matters pending in several federal courts and raised before the Congress which, while not directly challenging Section 276, relate to the validity and constitutionality of the Telecom Act, as well as other uncertainties related to the impact, timing and implementation of the Telecom Act.

The 1996 Payphone Order required that LEC payphone operations be removed from the regulated rate base on April 15, 1997.  The LECs were also required to make the access lines that are provided for their own payphones equally available to IPPs and to ensure that the cost to payphone providers for obtaining local lines and services met the FCC’s new services test guidelines, which require that LECs price payphone access lines at the direct cost to the LEC plus a reasonable allocation of overhead.  Proceedings are still pending in various stages and formats before the FCC and numerous state regulatory bodies across the nation to implement these provisions.

In the past, RBOCs were allegedly impaired in their ability to compete with the IPPs because they were not permitted to select the interLATA carrier to serve their payphones.  Recent changes to the FCC Rules remove this restriction.  Under the existing rules, the RBOCs are now permitted to participate with the Location Owner in selecting the carrier of interLATA services to their payphones, effective upon FCC approval of each RBOC’s Comparably Efficient Interconnection plans.  Existing contracts between Location Owners and payphone or long-distance providers that were in effect as of February 8, 1996 were grandfathered and will remain in effect pursuant to their terms.

The 1996 Payphone Order preempts state regulations that may require IPPs to route intraLATA calls to the LEC by containing provisions that allow all payphone providers to select the intraLATA carrier of their choice. Outstanding questions still exist with respect to 0+ local and 0 - call routing, whose classification will await the outcome of various state regulatory proceedings or initiatives and potential FCC action.

The 1996 Payphone Order determined that the administration of programs for maintaining public interest payphones should be left to the states within certain guidelines.  Various state proceedings have been undertaken in reviewing this issue, but no widespread or effective actions have been taken to stem the tide of payphone removal around the nation.  The FCC has pending various “universal service” proposals under consideration which may impact Davel, both positively and negatively.

-               Billed Party Preference and Rate Disclosure

On January 29, 1998, the FCC released its Second Report and Order on Reconsideration entitled In the Matter of Billed Party Preference for InterLATA 0+ Calls, Docket No. 92-77.  Effective July 1, 1998, all carriers providing operator services were required to give consumers using payphones the option of receiving a rate quote before a call is connected when making a 0+ interstate call.  The system appears to be functioning adequately to meet its designated goals.

-               State and Local Regulation

State regulatory authorities have been primarily responsible for regulating the rates, terms and conditions for intrastate payphone services.  Regulatory approval to operate payphones in a state typically involves submission of a certification application and an agreement by Davel to comply with applicable rules, regulations and reporting requirements.  The states and the District of Columbia have adopted a variety of state-specific regulations that govern rates charged for coin and non-coin calls, as well as a broad range of technical and operational requirements.  The 1996 Telecom Act contains provisions that require all states to allow payphone competition on fair terms for both LECs and IPPs. State authorities also in most cases regulate LEC tariffs for interconnection of independent payphones, as well as the LECs’ own payphone operations and practices.

Davel is also affected by state regulation of operator services.  Most states have capped the rates that consumers can be charged for coin toll calls and non-coin local and intrastate toll calls made from payphones.  In addition, Davel must comply with regulations designed to afford consumers notice at the payphone location of the long-distance company or companies servicing the payphone and the ability to access alternate carriers.  Davel believes that it is currently in material compliance with all such regulatory requirements.

In accordance with requirements under the Telecom Act, state regulatory authorities are currently reviewing the rates that LECs charge IPPs for local line access and associated services. Local line access charges have been reduced in certain states, and Davel believes that selected states’ continuing review of local line access charges, coupled with competition for local line access service resulting from implementation of the Telecom Act, may lead to more options available to Davel for local line access at competitive rates. Davel cannot provide assurance, however, that such options or local line access rates will become available in all states.

Davel believes that an increasing number of municipalities and other units of local government have begun to impose taxes, license fees and operating rules on the operations and revenues of payphones.  Davel believes that some of these fees and restrictions may be in violation of provisions of the Telecom Act prohibiting barriers to entry into the business of operating payphones and the policy of the Act to encourage wide deployment of payphones.  However, in at least one instance, involving a challenge to a payphone ordinance adopted by the Village of Huntington Park, California, the FCC declined to overturn a total ban on payphones in a downtown area.  The proliferation of local government licensing, restriction, taxation and regulation of payphone services could have an adverse affect on Davel and other PSPs unless the industry is successful in resisting or moderating this trend.

Employees

As of May 27, 2005, we employ 264 full-time employees and 3 consultants. We anticipate that we will need additional people to fill administrative, sales and technical positions if we continue to be successful in raising capital to implement our strategic business plan. We have no collective bargaining agreements with our employees. The breakout of employees and consultants by reporting segment is as follows:

Corporate	4 full-time employees and 1 consultant
Technology	5 full-time employees and 1 consultant
Voice Services	136 full-time employees and 1 consultant
Internet Services	119 full-time employees

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

On March 21, 2002, Mobilepro entered into an Agreement and Plan of Merger with Neoreach, Inc., a private Delaware company, pursuant to which a newly formed, wholly owned subsidiary of Mobilepro merged into Neoreach in a tax-free transaction. The merger was consummated on April 23, 2002. As a result of the merger, Neoreach is now a wholly owned subsidiary of Mobilepro. Neoreach, Inc. is the principal operating subsidiary within our technology division focusing on the development of our ZigBee technology. Neoreach, Inc.’s subsidiary, Neoreach Wireless, Inc., is a newly formed corporation focusing on owning and operating wireless broadband services and networks.

On January 20, 2004, we acquired DFW Internet Services (d/b/a Nationwide Internet) an Internet services provider based in Irving, Texas. Nationwide Internet provides broadband and dialup Internet access for individuals and businesses in 40 states as well as hosting and collection services. We subsequently acquired an additional nine Internet services businesses which operate under DFW. DFW is the principal operating subsidiary within our Internet services division.

On October 15, 2004, we closed our acquisition of CloseCall, which further established our commitment to the provision of voice services. One month later, we closed our acquisition of Davel. CloseCall and Davel are the two largest subsidiaries in our voice services division.

Item 2. Property

Our principal executive offices are located in approximately 1,000 square feet of office space at 6701 Democracy Blvd. Suite 300 Bethesda, MD 20817. The term of the lease is month-to-month. In addition, our subsidiaries currently lease space for offices and operations in 13 other geographic locations across the country.

Item 3. Legal Proceedings

As of May 27, 2005, Davel was party to the following material legal proceedings:

Prior to our acquisition of Davel, there was existing litigation brought against Davel and other defendants regarding a claim associated with certain alleged patent infringement. Davel has been named as a defendant in a civil action captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., C.A. No. 04-4303 filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls. Davel continues to review and investigate the allegations set forth in the complaint, continues to assess the validity of the Gammino Patents and is in the process of determining whether the technology purchased by Davel from third parties infringes upon the Gammino Patents. The plaintiff is seeking monetary relief of at least $7,500,000. The case is in the discovery phase of the litigation.

According to the terms of the Davel acquisition, the former secured lenders of Davel, subject to certain limitations, have agreed to reimburse the Company for the litigation cost and any losses resulting from the Gammino lawsuit. The former secured lenders have agreed to fund such costs from future Regulatory Receipts that were assigned to them by Davel. The Regulatory Receipts are being deposited into a third-party escrow account and used to reimburse the Company for costs incurred in connection with the litigation. The secured lenders are not required to fund the escrow account or otherwise reimburse the Company for amounts, if any, in excess of actual Regulatory Receipts collected. Any amount remaining in the escrow account at the conclusion of the litigation is to be distributed to the former secured lenders. Subsequent to March 31, 2005, the Company has received significant Regulatory Receipts, which are being held in escrow. These funds can be used to reimburse the Company for costs incurred in defending or settling the litigation matter.

On or about October 15, 2002, Davel was served with a complaint, in an action captioned Sylvia Sanchez et al. v. Leasing Associates Service, Inc., Armored Transport Texas, Inc., and Telaleasing Enterprises, Inc. Plaintiffs claim that the Company was grossly negligent or acted with malice and such actions proximately caused the death of Thomas Sanchez, Jr., a former Davel employee. On or about January 8, 2002, the Plaintiffs filed their first amended complaint adding a new defendant, LAI Trust, and on or about January 21, 2002 filed their second amended complaint adding new defendants Davel Communications, Inc., DavelTel, Inc. and Peoples Telephone Company. DavelTel, Inc. and Peoples Telephone Company are subsidiaries of the Company. The original complaint, as well as the first and second amended complaints, were forwarded to Davel’s insurance carrier for action; however, Davel’s insurance carrier denied coverage based upon the workers compensation coverage exclusion contained in the insurance policy. The Company answered the complaint on or about January 30, 2003. The parties are currently engaged in the discovery process. The trial originally scheduled for June 2004 had been continued to November 2004; however, the trial has been delayed by motion of the plaintiff and approval of the court. It is currently anticipated that the trial will be scheduled for November 2005. While Davel believes that it has meritorious defenses to the allegations contained in the second amended complaint and intends to vigorously defend itself, Davel cannot at this time predict its likelihood of success on the merits.

We terminated Kevin Kuykendall, former President of our Voice Division, for cause under the terms of his Executive Employment Agreement, effective Wednesday, December 29, 2004. On January 26, 2005, we were served with notice that a complaint had been filed with the U.S. Department of Labor by Mr. Kuykendall alleging discriminatory employment practices. Mr. Kuykendall alleged that he was terminated on December 29, 2004 in reprisal for challenging the accuracy of a qualified financial goal of Davel. Mr. Kuykendall sought back pay, plus interest, and reinstatement or the future pay for the term of his contract, reimbursement of insurance premiums borne by Mr. Kuykendall during the period of his termination, payment of outstanding bonuses to which he believed he was entitled, compensatory damages for emotional distress, pain and suffering, punitive damages, costs, and reasonable attorneys’ fees.

In March 2005, we received from the U.S. Department of Labor a favorable ruling in the Kuykendall matter. The U.S. Department of Labor found no reasonable cause to support Mr. Kuykendall’s complaint for improper termination and concluded that Mr. Kuykendall failed to demonstrate that his alleged assertions were a contributing factor in his discharge for cause. Mr. Kuykendall did not appeal the U.S. Department of Labor ruling and the case has subsequently been closed. In May 2005, the Company and Mr. Kuykendall dropped all complaints and legal proceedings against each other and signed a confidential settlement agreement and mutual general release.

On September 10, 2004, CloseCall was served a complaint in an action captioned Verizon Maryland Inc., Verizon New Jersey Inc., and Verizon Delaware Inc. in the Circuit Court for Montgomery County, Maryland. Verizon has sued for “in excess of $1,000,000” based on alleged unpaid invoices for services provided to CloseCall. Verizon asserts that CloseCall has underpaid the Federal Subscriber Line Charges billed by Verizon, by applying an uncollectible factor to the amounts charged by Verizon. In addition, Verizon contends that CloseCall has underpaid the amounts owed to Verizon by misapplying the terms of the “merger discount” offered to CLECs, including CloseCall, as a result of the merger between Bell Atlantic and GTE. CloseCall filed an Answer and Counterclaims against Verizon on November 1, 2004. In response to the Complaint filed by Verizon, CloseCall has asserted two primary defenses. First, CloseCall contends that its resale agreements with Verizon allow CloseCall to either (a) pay Verizon the Subscriber Line Charges billed or (b) collect the Subscriber Line Charges from CloseCall’s customers and remit those collections to Verizon. CloseCall has opted to collect the Subscriber Line Charges from its customers and remit those sums to Verizon. As with payments made to taxing authorities, CloseCall applies its uncollectible factor to the amounts billed by Verizon for the Subscriber Line Charges to account for the portion of CloseCall’s subscriber base that does not pay for the services billed. Second, with regard to the merger discount, CloseCall has calculated the amounts owed to Verizon for resold telecommunications services by applying the terms of the promotional discount set forth on Verizon’s website at the time CloseCall opted into the discount in January 2001. At that time, CloseCall’s account manager at Verizon represented that the website included the applicable merger discount provisions. Subsequently, and without notice to CloseCall, Verizon added new and different conditions that attempted to limit the application of the merger discount to CloseCall.

CloseCall has also filed counterclaims against Verizon. The first claim stems from Verizon’s refusal to resell certain bundled telecommunications services to CloseCall, despite repeated requests by CloseCall and the requirements of the Communications Act of 1934, as amended. In addition, CloseCall has asserted damages as a result of Verizon’s entry into secret resale agreements with two CLECs, offering those companies deep discounts on telecommunications services not offered to other CLECs, including CloseCall. The damages associated with this claim will be determined by data and information that has not yet been produced by Verizon. CloseCall has asserted damages as a result of Verizon’s failure to provide dialing parity to CloseCall’s customers. The damages claimed will depend on data that has not yet been produced by Verizon. CloseCall has asserted a claim for tortious interference with business relations as a result of Verizon’s policy of blocking local service change orders for any customer that also receives DSL service from or through Verizon. CloseCall has also made a declaratory judgment claim for inaccurate and improper billings by Verizon, including carrier access billing service charges. Currently, the parties are in discovery. While CloseCall believes that its counterclaims against Verizon are valid and that it has meritorious defenses to the allegations contained in the complaint and intends to vigorously prosecute the claims as well as defend itself, CloseCall cannot at this time predict its likelihood of success on the merits.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “MOBL.”

The following table sets forth the average high and low bid prices for the common stock for each calendar quarter since April 1, 2003, as reported by the National Quotation Bureau, and represents interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	Bid Price Per Share
	High	Low
2003
April 2003 - June 2003	$0.04	$0.01
July 2003 - September 2003	$0.07	$0.01
October 2003 - December 2003	$0.04	$0.02
2004
January 2004 - March 2004	$0.13	$0.04
April 2004 - June 2004	$0.29	$0.10
July 2004 - September 2004	$0.28	$0.14
October 2004 - December 2004	$0.24	$0.14
2005
January 2005 - March 2005	$0.25	$0.16

Stockholders

As of May 27, 2005, we believe there were approximately 687 holders of record of our common stock. We believe that a substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

We have previously announced a record date of September, 2004 for the dividend of certain shares we own in Solution Technology International, Inc (STI). Due to the delays in STI becoming a publicly traded company, we have not yet established a payment date for the dividend. At this time, no date has been established for such listing.

Equity Compensation Plan Information

The following table sets forth certain information, as of March 31, 2005, concerning securities authorized for issuance under the Mobilepro 2001 Equity Performance Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	150,000	$0.25	53,963
Equity compensation plans not approved by security holders (2)	62,807,500	$0.119	N/A
Total	62,957,500	$0.119	N/A

(1)
Includes 1,000,000 shares available for issuance under Mobilepro’s 2001 Equity Performance Plan, or Plan, all of which may be issued as stock options, restricted stock or stock bonuses. In April 2004, the Board approved an increase in the number of shares available for issuance under the Plan. That increase has not yet been submitted to the Company stockholders.

(2)	Includes options to purchase 725,000 shares and warrants to purchase 61,232,500 shares outstanding as of March 31, 2005 that were issued by Mobilepro under non-plan options and warrants.

Mobilepro Non-Plan Option and Warrant Grants

We currently have one option grant outstanding which was granted to an employee under our 2001 Equity Performance Plan. The remaining options and warrants outstanding were granted to individuals outside of any equity compensation plan adopted by us (“Non-Plan Grants”). As of March 31, 2005, of these Non-Plan Grants, warrants to purchase 4,650,000 shares were held by members of our advisory board and warrants to purchase 28,682,500 shares were held by executive officers of Mobilepro. Warrants to purchase 27,900,000 shares were held by other individuals. Such Non-Plan Grants were made pursuant to the terms of option or warrant agreements, as applicable, with each such grant authorized by the board of directors of Mobilepro. The Non-Plan Grants have not been approved by our stockholders.

Recent Sales of Unregistered Securities

We granted a warrant to purchase 250,000 shares of our common stock on February 17, 2005 to Dr. Bruce Bowman, one of the members of our advisory board. The warrant is exercisable at $0.193 per share.

We granted Bruce Sanguinetti, the Chief Executive Officer and President of our subsidiary NeoReach, a warrant to purchase 3,000,000 shares of our common stock on January 1, 2005, in accordance with the terms of his employment agreement. The warrant is exercisable at $0.16 per share.

On July 20, 2004 we granted Fred Tarter, one of the members of our advisory board, a warrant to purchase 1,000,000 shares of our common stock. The warrant is exercisable at $0.20 per share.

On June 28, 2004, we granted Don Gunther, one of the members of our advisory board, a warrant to purchase 800,000 shares of our common stock. The warrant is exercisable at $0.20 per share.

During the fiscal year ended March 31, 2005, we granted options to purchase 2,475,000 shares to certain of our employees, only 1,100,000 of which are still outstanding. The weighted average exercise price of the options that were granted during our fiscal year was $0.20 per share.

The issuance of all of the above listed sales of unregistered securities were made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

Item 6. Management’s Discussion and Analysis

The following is a discussion and analysis of our results of operations and financial position for the two years ended March 31, 2005 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this 10KSB. Our consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. All references to dollar amounts in this section are in United States dollars.

Overview

We are a wireless technology, telecommunications, broadband and integrated data communication services company. We deliver a comprehensive suite of voice and data communications services, including local exchange, long distance, enhanced data, Internet, wireless and broadband services to our end-user customers. We are focused on growing our current customer bases, developing and deploying wireless technologies, acquiring and growing profitable telecommunications and broadband companies and forging strategic alliances with well positioned companies with complementary product lines and in complementary industries.

We are also an innovator and developer of wireless broadband networks and services. Our wireless broadband networks and services will be provided in our Wireless Access Zones (WAZ) to be primarily located in municipality sponsored areas. These network systems are scalable and flexible and will be readily modified to offer a variety of broadband services.

Our revenues are generated through three of our four business reporting segments:

Technology
Our wireless technology development efforts are conducted by our wholly-owned subsidiary NeoReach, Inc. and its subsidiary NeoReach Wireless, Inc. NeoReach, Inc. is focused on our ongoing ZigBee chip development work while NeoReach Wireless, Inc. is focused on our strategic initiatives within the Wi-Fi / Wi-Max space.

Voice Services
Our voice services segment is led by CloseCall America, Inc., a Stevensville, Maryland-based Competitive Local Exchange Carrier and Davel Communications, Inc., a Cleveland, Ohio-based independent payphone provider. CloseCall offers our customers a full array of telecommunications products and services including local, long-distance, 1.800CloseCall anytime/anywhere calling, digital wireless, high-speed telephone (voice over IP), and dial-up and DSL Internet services. Davel owns and operates approximately 38,000 payphones in 45 states and is one of the largest independent payphone operators in the United States.

Internet Services
Our internet services segment is led by DFW Internet Services, Inc. (doing business as “Nationwide Internet”), an Irving, Texas-based internet services provider. Our internet services segment provides broadband and dial-up internet access, web-hosting services and related internet services to business and residential customers in over 40 states.

Our most significant cost of revenues expense is the cost of network services, which is comprised primarily of telecommunications charges, including data transmission and database access, leased digital capacity charges, circuit installation charges and activation charges. The costs of database access, circuits, installation charges and activation charges are based on fixed fee and/or measured services contracts with local exchange carriers and interexchange carriers and data services providers. The cost of providing services to our customers also includes salaries, equipment maintenance and other costs related to the ongoing operation of our network facilities. Depreciation expense on our network equipment and amortization of developed technology are excluded from our cost of network services and included in depreciation and amortization of property and equipment and amortization of intangible assets in our consolidated statements of operations.

Our operating expenses include costs related to sales, marketing, administrative and management personnel, outside legal, accounting and consulting services, costs of being a publicly traded company, including legal, audit, insurance and board of directors compensation costs needed to establish and maintain compliance with the Sarbanes-Oxley Act of 2002.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Revenue

Revenue by Segment.

Corporate. The Corporate segment from time to time receives miscellaneous revenues. During the years ended March 31, 2005 and 2004, the Company generated $615,000 and $-0- in miscellaneous revenues, respectively. Revenues from these services represented approximately 1.32% and -0-% of our total operating revenues for fiscal years ended March 31, 2005 and 2004, respectively. The miscellaneous revenues for the year ended March 31, 2005 included $450,000 which was received in the form of common stock in two companies and is recorded on the consolidated balance sheet as investments at the fair value of the common stock received. The two common stock transactions included a software company based in Maryland and a specialized electronic assembly prototyping engineering firm in Texas.

Technology Services. Our wireless technology development efforts are conducted by our wholly-owned subsidiary NeoReach, Inc. and its subsidiary NeoReach Wireless, Inc. NeoReach, Inc. is focused on our ongoing ZigBee chip development work while NeoReach Wireless, Inc. is focused on our strategic initiatives within the Wi-Fi / Wi-Max space. This segment did not have any revenues for fiscal years ended March 31, 2005 and 2004, respectively.

Voice Services. We deliver voice communications services to end users on a retail basis principally though our CloseCall division. Operating revenues from our voice services for fiscal year ended March 31, 2005 was $32,009,084 compared to $-0- for fiscal year ended March 31, 2004. The revenue increase was primarily attributable to the effects of our acquisition of CloseCall America, Inc. Affinity Telecom, Inc and Davel Communications, Inc. Revenues from these services represented approximately 68.83% and -0-% of our total operating revenues for the fiscal years ended March 31, 2005 and 2004, respectively. We derive most of our operating revenues from recurring monthly charges, coin revenue and “dial-around” revenue that are generated by our communications services.

Our local and long distance services revenue were negatively affected in fiscal year ended March 31, 2005 by a continued decline in rates and competitive pressures to bundle long distance minutes of use within local service product offerings. Our existing base of business long distance minutes is also subject to increasing competition from both Voice Over Internet Protocol and wireless competitive offerings.

Internet Services. We deliver data communications services to end users on a retail basis principally though our Internet Services division. Operating revenues from our data services for the fiscal year ended March 31, 2005 increased $13,572,705, or 4,358%, to $13,884,060 from $311,355 for fiscal year ended March 31, 2004. The increase was primarily attributable to the acquisition of eight additional data services companies during fiscal year ended March 31, 2005. Revenues from these services represented approximately 29.85% and 100% of our total operating revenues for the fiscal years ended March 31, 2005 and 2004, respectively.

As a result of our voice acquisitions last year, we have derived a decreasing percentage of our operating revenues from data services, We expect that gross margin as a percentage of operating revenues associated with our data services will be slightly lower than the gross margin as a percentage of operating revenues associated with our long distance retail or payphone services.

Regulatory Impact on Revenue. See “Regulations” portions of Item I Description of Business for a full discussion of the regulations to which our businesses are subject. These regulations could have a material impact on our revenues and cost of operations.

Gross Profit

Gross profit for fiscal 2005 was $23,956,904 compared with $194,006 for fiscal 2004. The substantial increase in gross profit was principally due to our corporate strategy of acquiring telecommunication and data companies. However, the gross profit percentage decreased from 62.3% to 51.5% for fiscal 2004 compared to fiscal 2005. The gross profit percentage decrease was due to the acquisition of eight internet service companies and four voice services companies during the fiscal year ended March 31, 2005. These acquisitions provided for a broader range of products and services resulting in a different mix of gross profit margins.

Operating Expenses

Operating expenses, excluding cost of revenues, were $27,478,063 for fiscal 2005 compared with $1,977,158 for fiscal 2004. The increase was principally due to our corporate strategy of acquiring telecommunication companies.

The largest components of operating expenses for fiscal 2005 and 2004 related to 1) professional fees and compensation expenses and 2) general and administrative expenses. Professional fees and compensation expenses were $12,555,710 for fiscal 2005 compared with $1,577,782 for fiscal 2004. General and administrative expenses were $10,018,298 for fiscal 2005 compared with $186,599 for fiscal 2004. These increases were principally due to 1) our corporate strategy of acquiring telecommunication companies and 2) certain one time acquisition costs relating to the twelve acquisitions made during fiscal 2005.

Other operating expenses of significant importance for fiscal 2005 and 2004 related to 1) depreciation and amortization expenses, 2) advertising and marketing expenses and 3) office rent and expenses. Depreciation and amortization expenses were $2,067,213 for fiscal 2005 compared with $21,000 for fiscal 2004. Advertising and marketing expenses were $1,610,285 for fiscal 2005 compared with $36,995 for fiscal 2004. Office rent and expenses were $952,475 for fiscal 2005 compared with $105,142 for fiscal 2004. These increases were principally due to our corporate strategy of acquiring telecommunication companies.

Other Income and Expenses

Other income and expenses were $1,838,563 for fiscal 2005 compared with $374,692 for fiscal 2004. The largest components of other income and expenses for fiscal 2005 and 2004 related to 1) interest expense and 2) amortization of discount and interest on conversion of debt. Interest expense was $1,591,712 for fiscal 2005 compared with $21,350 for fiscal 2004. The substantial increase in interest expense was principally due to 1) interest on debt relating to the twelve acquisitions made during fiscal 2005 and 2) debt relating to working capital received during negative cash flow periods in fiscal 2005. Amortization of discount and interest on conversion of debt were $375,150 for fiscal 2005 compared with $353,342 for fiscal 2004. The amortization of discount and interest on conversion of debt increased slightly in fiscal 2005; however the new Standby Equity Distribution Agreement with Cornell Capital in May 2005 provided for more favorable terms compared to the prior Equity Line with Cornell Capital. The net effect was that we able to convert $11,200,000 of debt to equity in fiscal 2005 compared to only $2,915,000 converted for fiscal 2004 and the amortization of discount and interest on conversion of debt only increased by $21,808 from fiscal 2005 to fiscal 2004.

Net Loss

We incurred acquisition costs of $3,141,472 in connection with the twelve acquisitions made during fiscal year ended March 31, 2005. These were one time charges including legal, accounting, consulting fees, travel and other related costs, and will not be present in future financial reporting results.

Net loss for fiscal 2005 was $5,359,722 compared to $2,157,844 for fiscal 2004 due to the factors described above. Net loss for 2005 before acquisition costs was $2,218,250, or 2.8% higher than the same period in 2004.

EBITDA Presentation.

	Year ended March 31,
	2005	2004

Net Loss	(5,359,722)	(2,157,844)
Add back non-EBIDTA items included in net loss:
Depreciation and amortization	2,442,363	374,342
Interest expenses	1,574,502	21,350

EBITDA	(1,342,857)	(1,762,152)

Our negative EBITDA in 2005 was attributable to acquisition costs of $3,141,472 in connection with the twelve acquisitions made during fiscal year ended March 31, 2005. These were one time charges and will not be present in future financial reporting results. Upon adding back one-time costs related to the acquisitions we closed during the fiscal year ended March 31, 2005, we would have recognized a positive EBITDA of $1,798,615.

EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (“GAAP”). We have included data with respect to EBITDA because our management evaluates and projects the performance of our business using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of our operating performance, particularly as compared to the operating performance of our competitors, because this measure eliminates many differences among companies in financial, capitalization and tax structures, capital investment cycles and ages of related assets, as well as some recurring non-cash and non-operating supplemental information to investors regarding our operating performance and facilitates comparisons by investors between the operating performance of our company and the operating performance of our competitors. Our management believes that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following: EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures, or contractual commitments; EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; EBITDA does not reflect the effect of earnings or charges resulting from matters our management considers not to be indicative of our ongoing operations; and not all of the companies in our industry may calculate EBITDA in the same manner in which our company calculates EBITDA, which limits its usefulness as a comparative measure.

Management compensates for these limitations by relying primarily on its GAAP results to evaluate its operating performance and by considering independently the economic effects of the foregoing items that are not reflected in EBITDA. As a result of these limitations, EBITDA should not be considered as an alternative to net income (loss), as calculated in accordance with generally accepted accounting principles, as a measure of operating performance, nor should it be considered as an alternative to cash flows as a measure of liquidity.

Valuation of Long-Lived and Intangible Assets and Goodwill.

In June 2001, the FASB issued Statement No. 142 “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company, in its acquisitions, recognized $32,785,618 of goodwill. The Company also acquired other intangible assets of certain internet service providers and CloseCall and Davel. The Company performs its annual impairment test for goodwill at fiscal year-end. As of March 31, 2005 the Company has determined that there is no impairment of its goodwill.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements. We consider the accounting policies related to revenue and related cost recognition, valuation of goodwill and other intangible assets and accounting for income taxes to be critical to the understanding of our results of operations. Critical accounting policies include the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. We prepare our financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. The proceeds from our Standby Equity Distribution Agreement with Cornell Capital along with the proceeds from borrowings from Airlie Master Fund were used to fund the 14 acquisitions in fiscal 2005 and 2004 as well as negative cash flow from operations during the fist part of fiscal 2005  and all of fiscal 2004. Excluding one time acquisition related costs, our operations were cash flow positive for the second half of fiscal 2005. Based upon our current level of operations, we expect that our cash flow from operations, together with the amounts we are able to borrow under our existing Standby Equity Distribution Agreement facility, will be adequate to meet our anticipated needs for the foreseeable future. To the extent we decide to pursue one or more significant strategic acquisitions, we will likely need to incur additional debt or sell additional equity to finance those acquisitions. We currently have no significant capital spending or purchase commitments but expect to continue to engage in capital spending in the ordinary course of business.

Employees

As of May 27, 2005, we employ 264 full-time employees and 3 consultants. We anticipate that we will need additional people to fill administrative, sales and technical positions if we continue to be successful in raising capital to implement our strategic business plan. We have no collective bargaining agreements with our employees. The breakout of employees and consultants by reporting segment is as follows:

Corporate	4 full-time employees and 1 consultant
Technology	5 full-time employees and 1 consultant
Voice Services	136 full-time employees and 1 consultant
Internet Services	119 full-time employees

New Accounting Pronouncements

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”(“SFAS 144”), which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,”and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required.

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

Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company’s results of operations or financial position.

In June 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company’s results of operations or financial position.

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

In April 2003, the FASB issued SFAS Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did have a significant impact on the Company’s results of operations or financial position. (See Note 10)

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company’ results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The adoption of SFAS No. 123R will not have any affect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company does not have manufacturing operations or goods held for resale and does not expect the adoption of SFAS No. 151 to have any impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, APB No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company’s financial position or results of operations.

Inflation

Our monetary assets, consisting primarily of cash and receivables, and our non-monetary assets, consisting primarily of intangible assets and goodwill, are not affected significantly by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and costs of network services, which may not be readily recoverable in the price of services offered by us.

Risks Related To Our Business

We Have Historically Lost Money and Losses May Continue In The Future, Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding

We have historically lost money. In the year ended March 31, 2005 and year ended March 31, 2004, we sustained net losses of $5,359,722 and $2,157,844, respectively. Future losses may occur. Accordingly, we may experience liquidity and cash flow problems if we are not able to improve out operating performance or raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We have had several major shifts in our business strategy. In June 2001 we focused our business on the integration and marketing of complete mobile information solutions that satisfy the needs of mobile professionals. In April 2002, we acquired NeoReach, and shifted our focus toward solutions supporting the third generation wireless market, in particular, wireless modem. We experienced another shift in our business strategy in December 2003 when we expanded our development focus to include development of a semiconductor chip and by entering the broadband internet service provider, competitive local exchange carrier and independent payphone service provider sectors. We have a limited operating history upon which to evaluate our business plan and prospects. If we are unable to draw down on the Standby Equity Distribution Agreement provided by Cornell Capital or find alternative financing on commercially reasonable terms, or generate net income from the sales of our products and services, we could be forced to reduce or cease our operations.

We Have A Limited Operating History Upon Which You Can Base Your Investment Decision

Prior to January 2004, the Company had been a development stage company. Although we were incorporated five years ago, we have undergone a number of changes in our business strategy and organization. Accordingly, the Company has only a limited operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered in the extremely competitive industries in which our business operates.

We intend to pursue additional acquisitions to further the development of our internet services business, competitive local exchange and wireless broadband businesses. Our strategy is unproven and the revenue and income potential from our strategy is unproven. We may encounter risks and difficulties frequently encountered by companies that have grown rapidly through acquisition, including the risks described elsewhere in this section. Our business strategy may not be successful and we may not be able to successfully address these risks. In addition, because of our limited operating history, we have limited insights into trends that may emerge and affect our business.

We Will Need To Raise Additional Capital To Continue Our Operations And Continue Making Acquisitions Or We May Be Unable To Fund Our Operations, Promote Our Products Or Develop Our Technology

We have relied almost entirely on external financing to fund our operations and acquisitions to date. Such financing has historically come from a combination of borrowings from and sale of common stock to third parties, including the approximately $15 million we borrowed from a Connecticut based hedge fund to fund our acquisition of our subsidiary Davel. Over the next two years we anticipate that, in addition to the $100 million available to us under the Standby Equity Distribution Agreement, we may need to raise additional or alternative capital to fund additional acquisitions. We anticipate that these additional funds will be in the range of $10 million to $50 million, depending on the pace and size of our acquisitions. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our prior arrangement with the Connecticut based hedge fund, for example, carried an interest rate of 23%. The sale of our common stock to raise capital may cause dilution to our existing shareholders. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and expansion, successfully promote our brand name, products or services, develop or enhance our technology, take advantage of business opportunities or respond to competitive market pressures, any of which could make it more difficult for us to continue operations. Any reduction in our operations may result in a lower stock price.

A portion of our future revenue is dependent upon the success of long-term projects which require significant up-front expense to us. We are currently dependent, in part, on external financing to fund special projects such as our NeoReach wireless initiatives. There can be no assurance that revenues will be realized until the projects are completed or certain significant milestones are met. Our failure, or any failure by a third-party with which we may contract, to perform services or deliver products on a timely basis could result in a substantial loss to us.

In addition, difficulty in completing a project could have a material adverse effect on our reputation, business and results of operations. In certain instances, we may be dependent on the efforts of third parties to adequately complete our portion of a project and, even if our products and processes perform as required, a project may still fail due to other components of the project supplied by third parties. Any such project failure could cause us to reduce or cease operations.

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Resell Their Shares Due To Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

•
In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

The National Association of Securities Dealers, or NASD, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit investors’ ability to buy and sell our stock and have an adverse effect on the market for our shares.

We May Not Successfully Execute or Integrate Our Acquisitions

Our business model is dependent upon growth through acquisition of other telecommunication service providers. We have completed twelve acquisitions during this prior fiscal year. We expect to continue making acquisitions that will enable us to build our internet services, competitive local exchange carrier and wireless broadband businesses. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	Diversion of management’s attention from normal daily operations of the business;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	Initial dependence on unfamiliar partners;

•	Insufficient revenues to offset increased expenses associated with acquisitions; and

•	The potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership;

•	Assume liabilities;

•	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets;

•	Incur large and immediate write-offs, and restructuring and other related expenses; or

•	Become subject to litigation.

Mergers and acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way.

We May Not Effectively Manage The Growth Necessary To Execute Our Business Plan, Which Could Adversely Affect The Quality Of Our Operations And Our Costs

In order to achieve the critical mass of business activity necessary to successfully execute our business plan, we have made a series of acquisitions integrating over fourteen distinct businesses under one management team. We plan to continue making strategic acquisitions and significantly increase the number of strategic partners and customers that use our technology and services. This growth has placed, and will continue to place significant strain on our personnel, systems and resources. We expect that we will continue to hire employees, including technical, management-level employees, and sales staff for the foreseeable future. This growth will require us to improve management, technical, information and accounting systems, controls and procedures. We may not be able to maintain the quality of our operations, control our costs, continue complying with all applicable regulations and expand our internal management, technical information and accounting systems in order to support our desired growth. We cannot be sure that we will manage our growth effectively, and our failure to do so could cause us to reduce or cease operations.

We May Not Be Successful In Integrating The Management Teams Of Our Acquired Companies, Which Could Adversely Affect The Leadership Of Our Company, Divert Management Time And Adversely Affect The Business And Results Of Operations

Mr. Jay O. Wright became our President and Chief Executive Officer in December 2003. In February 2004, Mr. Kurt Gordon became our Chief Financial Officer. Prior to Mr. Gordon joining the Company, Messrs. Wright and Gordon had no experience working together. Since Mr. Wright joined our Company we have completed fourteen acquisitions and integrated various different management teams into our operations. Prior to closing those acquisitions, Messrs. Gordon and Wright had not previously worked with management at each of our subsidiaries and divisions. Failure to successfully integrate the management teams of our acquired companies could divert management time and resources, which would adversely affect our operations. Our future success also depends on our ability to identify, attract, hire, retain and motivate other well-qualified managerial, technical, sales and marketing personnel. There can be no assurance that these professionals will be available in the market or that we will be able to meet their compensation requirements.

If We Were To Lose The Services Of Mr. Jay Wright, Or Other Members Of Our Management Team, We May Not Be Able To Execute Our Business Strategy

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our CEO Jay Wright is critical to the overall management of Mobilepro as well as the development and implementation of our business strategy. Although we have an employment agreement with Mr. Wright and other key personnel, and have designed each of those employment agreements to provide incentives to our executives to fulfill the terms of their agreements with us, each executive or employee may terminate their employment with us at any time. We do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could seriously harm our business.

Our Business Revenue Generation Model Is Unproven And Could Fail

Our revenue model, especially for our wireless broadband division, NeoReach Wirelss, is new and evolving, and we cannot be certain that it will be successful. Our ability to generate revenue depends, among other things, on our ability to provide quality wireless technology, telecommunications, broadband and integrated data communication services our customers and to develop and ultimately sell semiconductor chips. We have limited experience with our wireless technology, telecommunications, broadband and integrated data communication businesses and our success is largely dependent upon our ability to successfully integrate and manage our acquisitions. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth or achieve or sustain profitability.

If We Are Not Able To Compete Effectively In The Highly Competitive Local Exchange, Internet Service Provider, Payphone and Wireless Communications Industries We May Be Forced To Reduce Or Cease Operations

Our ability to compete effectively with our competitors depends on the following factors, among others:

•	the performance of our products, services and technology in a manner that meets customer expectations;

•	the success of our efforts to develop effective channels of distribution for our products;

•	our ability to price our products that are of a quality and at a price point that is competitive with similar or comparable products offered by our competitors;

•	general conditions in the wireless communications and internet industries;

•	the success of our efforts to develop, improve and satisfactorily address any issues relating to our technology;

•
our ability to effectively compete with companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company including (i) local ISPs, (ii) national and regional ISPs, (iii) established online services; (iv) nonprofit or educational ISPs; (v) national telecommunications companies; (vi) Regional Bell Operating Companies (“RBOCs”); (vii) competitive local exchange carriers; and (viii) cable operators;

•
our ability to adapt to the consolidation of existing ISPs with or into larger entities, or entry of new entities into the Internet services market, would likely result in greater competition for the Company;

•	our ability to collect dial around compensation owed to or our pay telephone division from third party payors;

•	the continued erosion of coin revenues resulting from the penetration of wireless technologies and prepaid calling cards; and

•	the continued shift from dial-up ISP service to broadband ISP service.

Consolidation In The Industries In Which We Compete Could Adversely Affect Our Businesses To Include A Reduction or Elimination of Our Proportionate Share Of Those Markets

The wireless communications industry has experienced consolidation of participants, and this trend may continue. If wireless carriers consolidate with companies that utilize technologies that are similar to or compete with our wireless technology, our proportionate share of the emerging market for wireless technologies may be reduced or eliminated. This reduction or elimination of our market share could reduce our ability to obtain profitable operations and could even cause us to reduce or cease operations.

The Company believes that its ability to compete successfully in the Internet services market depends on a number of factors, including market presence; the adequacy of its member and technical support services; the capacity, reliability and security of its network infrastructure; the ease of access to and navigation of the Internet provided by the Company’s services; the pricing policies of the Company, its competitors and its suppliers; the timing of introductions of new services by the Company and its competitors; the Company’s ability to support existing and emerging industry standards; and industry and general economic trends. There can be no assurance that the Company will have the financial resources, technical expertise or marketing and support capabilities to compete successfully.

We May Not Be Able To Effectively Protect Our Intellectual Property Rights, Which Could Harm Our Business By Making It Easier For Our Competitors To Duplicate Our Services

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

We have filed patent applications with respect to our wireless technology and for certain aspects of our chips, but these may not be issued to us, and if issued, may not protect our intellectual property from competition which could seek to design around or invalidate these patents. Our failure to adequately protect our proprietary rights in our products, services and technology could harm our business by making it easier for our competitors to duplicate our services.

We own several Internet domain names, including, among others, www.mobileprocorp.com, www.nationwide.net www.closecall.com and www.neoreach.com. The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains or modify the requirements for holding domain names, any or all of which may dilute the strength of our name. We may not acquire or maintain our domain name or additional common names in all of the countries in which our marketplace may be accessed, or for any or all of the top-level domains that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

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

Other Parties May Assert That Our Technology Infringes On Their Intellectual Property Rights, Which Could Divert Management Time And Resources And Possibly Force Our Company To Redesign Our Technology

Technology-based industries, such as ours, are characterized by an increasing number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright and other intellectual property rights to technologies that are important to us. While, as except as otherwise stated herein, there currently are no outstanding infringement claims pending by or against us, we cannot assure you that third parties will not assert infringement claims against us in the future, those assertions by such parties will not result in costly litigation, or that they will not prevail in any such litigation. In addition, we cannot assure you that we will be able to license any valid and infringed patents from third parties on commercially reasonable terms or, alternatively, be able to redesign products on a cost-effective basis to avoid infringement. Any infringement claim or other litigation against or by us could have a material adverse effect on us and could cause us to reduce or cease operations.

If We Are Unable To Successfully Develop The Technology Necessary For Our Products And Processes, We Will Not Be Able To Bring Our Products To Market And May Be Forced To Reduce Operations

Our ability to commercialize our products is dependent on the advancement of our existing technology. In order to obtain and maintain market share we will continually be required to make advances in technology. We cannot assure you that our research and development efforts will result in the development of such technology on a timely basis or at all. Any failures in such research and development efforts could result in significant delays in product development and cause us to reduce or cease operations. We cannot assure you that we will not encounter unanticipated technological obstacles which either delay or prevent us from completing the development of our products and processes.

We May Not Be Able To Keep Up With Rapid Technological Changes, Which Could Render Our Products And Processes Obsolete

The wireless communications industry is characterized by rapid technological change, changes in customer requirements and preferences, frequent introduction of products and services embodying new technologies and the emergence of new industry standards and practices that could render our existing technology and systems obsolete. Our future success will depend on our ability to enhance and improve the responsiveness, functionality, accessibility and features of our products including providing broadband for existing dial-up ISP customers. We expect that our marketplace will require extensive technological upgrades and enhancements to accommodate many of the new products and services that we anticipate will be added to our marketplace. We cannot assure you that we will be able to expand and upgrade our technology and systems, or successfully integrate new technologies or systems we develop in the future, to accommodate such increases in a timely manner.

Our Internet Services Business Depends On The Growth And Maintenance Of The Internet Infrastructure

Our success will depend on the continued growth and maintenance of the internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable internet services. Internet infrastructure may be unable to support the demands placed on it if the number of internet users continues to increase or if existing or future internet users access the internet more often or increase their bandwidth requirements. In addition, viruses, worms and similar programs may harm the performance of the internet. The internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of internet usage as well as our ability to provide our solutions. Additionally, for many of our customers we rely upon SBC Communications, the underlying ILEC, to assist in provisioning T-1 and dial-up lines. In the event SBC Communications was unable or unwilling to provide service, our ability to service existing customers or add new customers could be impaired.

Our Payphone Division is Subject to a Variety of State and Federal Regulations

The enactment of the Telecommunications Act of 1996 significantly altered the regulatory landscape in which payphone companies operate. Although the Telecommunications Act of 1996, as implemented by the FCC, addressed certain historical inequities in the payphone marketplace, uncertainties relating to the impact and timing of the implementation of this framework still exist.

The uncertainty with the greatest potential financial impact relates to revenue from and collectibility of access code calls and toll-free dialed calls, or dial around compensation. Dial around compensation accounts for a material percentage of Davel's revenues. In addition, the December 2004 decision by the Federal Communications Commission to abolish "UNE-P" rules and rates will likely increase local line rates for Davel, the March 2004 United States Court of Appeals, D.C. Circuit decision to vacate the Federal Communications Commission Unbundled Network Element rules will have an unknown effect on local access pricing for pay telephone providers; however, it is likely that the impact will cause price increases to pay telephone providers.

Our Payphone Division is Subject to Intense Competition

Davel competes with other independent pay telephone providers and LECs for the locations where it installs and operates pay telephones. Many of these competitors have substantially greater financial, marketing and other resources than the Company.

Additionally, Davel competes with other telecommunications providers, including providers of wireless services and prepaid calling card companies, for end users to utilize its pay telephones to make local and long distance calls. The proliferation of wireless devices has continued to reduce the use of pay telephones. Furthermore, certain providers of wireless communication devices have continue to introduce rate plans, including pre-paid rate plans, that are competitively priced with certain of the products offered by the Company and have negatively impacted the usage of pay telephones throughout the nation.

 Our Payphone Division Relies Upon Third-Party Providers for Local Access Lines

Davel relies on third party providers to provide local access, long distance and operator services to its pay telephones. Additionally, we assemble pay telephones from components provided and/or refurbished by third parties. Davel believes that multiple suppliers are available to meet all of its product and service needs at competitive prices and rates and expect the products and services to continue to be available in the future. However, Davel cannot assure the continuing availability of alternative sources for these products and services.

Our Payphone Division's Revenue is Subject to Seasonal Variations
Davel's revenue from pay telephone operations is affected by seasonal variations. Since many of its pay telephones are installed outdoors, weather patterns have differing effects on our revenue depending upon the region of the country where the pay telephones are located. For example, the pay telephones installed and operated throughout the Midwestern and eastern United States produce their highest call volumes during the second and third calendar quarters, when the climate tends to be more favorable. Seasonal variations in revenues could have an adverse effect on Davel's business. Changes in the geographic distribution of Davel's pay telephones in the future may result in differing season variations in our operating results.

Item 7. Financial Statements

MOBILEPRO CORP. AND SUBSIDIARIES
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

Page(s)
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of March 31, 2005 and 2004	F-2 to F-3
Consolidated Statements of Operations for the Years
Ended March 31, 2005 and 2004	F-4
Consolidated Statements of Changes in Stockholders’ Equity
(Deficit) for the Years Ended March 31, 2005 and 2004	F-5
Consolidated Statements of Cash Flows for the Years Ended
March 31, 2005 and 2004	F-6 to F-7
Notes to Consolidated Financial Statements	F-8 to F-33

BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants

High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Mobilepro Corp. and Subsidiaries
Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of Mobilepro Corp. and Subsidiaries as of March 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States) . Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobilepro Corp. and Subsidiaries as of March 31, 2005 and 2004 and the results of its operations, changes in stockholders’ equity (deficit) and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
May 20, 2005

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND 2004

ASSETS

	2005	2004

CURRENT ASSETS
Cash and cash equivalents	$4,669,787	$1,955,607
Restricted cash	429,954	-
Accounts receivable, net	12,658,313	139,553
Investments, at cost	450,000	-
Prepaid expenses and other current assets	2,061,697	10,983

Total Current Assets	20,269,751	2,106,143

Fixed assets, net of depreciation	13,193,056	136,498

OTHER ASSETS
Other assets	1,277,897	2,837
Deferred financing fees, net of amortization	1,026,667	-
Customer lists, net of amortization	114,311	-
Intangible assets, net of amortization	3,343,628	-
Goodwill, net of impairment	33,597,621	1,112,695

	39,360,124	1,115,532

TOTAL ASSETS	$72,822,931	$3,358,173

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
MARCH 31, 2005 AND 2004

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	2005	2004

CURRENT LIABILITIES
Current portion of long-term debt and notes payable	$19,035,263	$63,633
Notes payable under the Standby Equity Distribution Agreement	6,500,000	-
Notes payable under the Equity Line of Credit	-	1,800,000
Deferred revenue	3,470,731	58,202
Accounts payable and accrued expenses	19,863,088	589,819

Total Current Liabilities	48,869,082	2,511,654

LONG-TERM LIABILITIES
Long-term debt and notes payable, net of current maturities	999,196	560,200

Total Long-Term Liabilities	999,196	560,200

TOTAL LIABILITIES	49,868,278	3,071,854

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 5,035,425 shares authorized
and 35,378 shares issued and outstanding at March 31, 2005 and 2004	35	35
Common stock, $.001 par value, 600,000,000 shares authorized and 355,918,011 and 220,493,159 shares issued and outstanding
at March 31, 2005 and 2004	355,918	220,493
Additional paid-in capital	43,195,250	15,902,619
Accumulated deficit	(21,196,550)	(15,836,828)
Minority interest	600,000	-

Total Stockholders' Equity (Deficit)	22,954,653	286,319

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$72,822,931	$3,358,173

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

	2005	2004

REVENUES	$46,508,144	$311,355

COSTS OF REVENUES	22,551,240	117,349

GROSS PROFIT	23,956,904	194,006

OPERATING EXPENSES
Professional fees and compensation expenses	12,555,710	1,577,782
Advertising and marketing expenses	1,610,285	36,995
Research and development costs	30,324	1,620
General and administrative expenses	10,018,298	186,599
Office rent and expenses	952,475	105,142
Travel and entertainment expenses	243,758	48,020
Depreciation and amortization	2,067,213	21,000
Total Operating Expenses	27,478,063	1,977,158

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,521,159)	(1,783,152)

OTHER INCOME (EXPENSE)
Amortization of discount and interest on conversion of debt	(375,150)	(353,342)
Interest income	17,210	-
Other income	111,089	-
Interest expense	(1,591,712)	(21,350)
Total Other Income (Expense)	(1,838,563)	(374,692)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(5,359,722)	(2,157,844)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(5,359,722)	$(2,157,844)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	289,933,904	111,591,658

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
	Preferred		Common		Additional			Stockholders'
	Stock		Stock		Paid-In	Minority	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	(Deficit)
BALANCE - MARCH 31, 2003	35,478	$35	30,175,122	$30,175	$11,538,979	$-	$(13,678,984)	$(2,109,795)

Shares issued as compensation	-	-	350,000	350	8,400	-	-	8,750

Shares issued under MOU agreement	-	-	3,500,000	3,500	64,750	-	-	68,250

Shares issued in conversion of debentures	-	-	16,130,887	16,131	190,454	-	-	206,585

Shares issued in conversion of advances	-	-	17,057,971	17,058	171,942	-	-	189,000

Shares issued in acquisition of DFW Internet Services, Inc.	-	-	18,761,726	18,762	231,238	-	-	250,000

Shares issued under $10 million Equity Line of Credit	-	-	134,517,453	134,517	3,322,240	-	-	3,456,757

Accounts payable settlements with vendors	-	-	-	-	374,616	-	-	374,616

Net loss for the year ended March 31, 2004	-	-	-	-	-	-	(2,157,844)	(2,157,844)

BALANCE - MARCH 31, 2004	35,478	35	220,493,159	220,493	15,902,619	-	(15,836,828)	286,319

Shares issued under $10 million Equity Line of Credit	-	-	10,000,000	10,000	4,031,691	-	-	4,041,691

Shares issued pursuant to settlement agreement	-	-	2,000,000	2,000	88,000	-	-	90,000

Shares issued for services related to SB-2 filing	-	-	8,000,000	8,000	1,752,000	-	-	1,760,000

Shares issued for cash	-	-	421,037	421	23,578	-	-	23,999

Shares issued for consulting	-	-	100,000	100	14,900	-	-	15,000

Shares issued for cash	-	-	2,000,000	2,000	56,000	-	-	58,000

Shares issued in acquisition of ShreveNet, Inc.	-	-	878,816	879	189,121	-	-	190,000

Shares issued for cash	-	-	25,000	25	2,475	-	-	2,500

Shares issued in acquisition of Affinity Telecom	-	-	5,000,000	5,000	-	-	-	5,000

Shares issued in acquisition of CloseCall America, Inc.	-	-	39,999,999	40,000	9,960,000	-	-	10,000,000

Warrants issued in acquisition of Davel Communications, Inc.	-	-	-	-	333,500	-	-	333,500

Terminated put agreement with prior Affinity Telecom shareholders	-	-	-	-	995,000	-	-	995,000

Shares issued for consulting	-	-	500,000	500	15,500	-	-	16,000

Shares issued in acquisition of the assets of Web One, Inc.	-	-	1,500,000	1,500	298,500	-	-	300,000

Terminated put agreement with prior DFW Internet Services, Inc.	-	-	-	-	250,000	-	-	250,000

Shares issued under $100 million Standby Equity Distribution Agreement	-	-	65,000,000	65,000	9,282,366	-	-	9,347,366

Minority interest in Davel acquisition	-	-	-	-	-	600,000	-	600,000

Net loss for the year ended March 31, 2005	-	-	-	-	-	-	(5,359,722)	(5,359,722)

BALANCE - MARCH 31, 2005	35,378	$35	355,918,011	$355,918	$43,195,250	$600,000	$(21,196,550)	$22,954,653

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,359,722)	$(2,157,844)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	2,067,213	21,000
Common stock issued for services and compensation	31,000	77,000
Investments received for miscellaneous services	(450,000)	-
Amortization of discount and interest on conversion of debt	375,150	353,342

Changes in assets and liabilities
(Increase) decrease in other current assets	916,786	(1,465)
(Increase) decrease in accounts receivable	(307,335)	17,215
(Increase) in other assets	(384,910)	-
Increase (decrease) in deferred revenue	609,979	(8,222)
Increase (decrease) in accounts payable and
and accrued expenses	3,155,408	(647,536)
Total adjustments	6,013,291	(188,666)

Net cash provided by (used in) operating activities	653,569	(2,346,510)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions	(32,960,500)	(350,000)
Cash received in acquisition of subsidiaries	5,827,223	47,756
Acquisition of intangible assets	(1,192,608)	-
Capital expenditures, net	(2,109,338)	(999)

Net cash (used in) investing activities	(30,435,223)	(303,243)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	84,499	-
Borrowings under the equity line of credit, the standby equity
distribution agreement and other convertible debentures	17,700,000	4,785,000
Payments of other convertible debentures	-	(50,000)
Change in convertible debentures - officers, net	-	(97,617)
Proceeds (payments) of long-term debt, net	14,711,335	(38,738)

Net cash provided by financing activities	32,495,834	4,598,645

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

	2005	2004
NET INCREASE IN
CASH AND CASH EQUIVALENTS	2,714,180	1,948,892

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	1,955,607	6,715

CASH AND CASH EQUIVALENTS - END OF YEAR	$4,669,787	$1,955,607

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the year for interest	$533,050	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Issuance of common stock for:
Conversion of notes payable to common stock	$13,000,000	$3,145,000
Conversion of other convertible debentures	$-	$206,585
Conversion of advances and payables to common stock	$-	$563,616
Deferred financing fees paid in common stock	$1,760,000	$-
Acquisition of DFW Internet Services, Inc.	$-	$500,000
Liability for common stock to be issued	$300,000	$-
Assignment of bridge debentures receivable	$1,000,000	$-
Goodwill recorded in acquisitions	$32,785,618	$525,185

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION

Mobilepro Corp., a Delaware corporation, as of June 1, 2001 merged into Craftclick.com, Inc. with Craftclick being the surviving corporation and the Certificate of Incorporation and By-Laws of Craftclick being the constituent documents of the surviving corporation. In July 2001, the Company changed its name to Mobilepro Corp. (“Mobilepro” or “ Company”).

On March 21, 2002, Mobilepro entered into an Agreement and Plan of Merger with NeoReach, Inc. (“Neoreach”), a private Delaware company, pursuant to which a newly formed wholly owned subsidiary of Mobilepro merged into NeoReach in a tax-free transaction. NeoReach was a development stage company designing, developing and deploying various wireless technologies and solutions. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach became a wholly owned subsidiary of Mobilepro. On April 23, 2002, the Company issued 12,352,129 shares of its common stock and no cash pursuant to the Agreement. The Board of Directors determined the consideration to be a fair compensation to the NeoReach shareholders. The issued shares were valued at a fair value of $6,546,628, based on the last trading price of $0.53 per share and assuming there was actual active trading of the stock at that time.

On March 12, 2003, the Company amended its Certificate of Incorporation and pursuant to a board resolution, increased the authorized level of common stock from 50,000,000 to 600,000,000. The Board of Directors of the Company subsequently authorized an increase in  the number of shares authorized under its 2001 Equity Performance Plan from 1,000,000 to 6,000,000.

On January 19, 2004, the Company consummated a Stock Purchase Agreement with DFW Internet Services, Inc. A newly formed, wholly-owned subsidiary of Mobilepro merged into DFW Internet Services, Inc. in a tax-free exchange transaction. As a result of the merger, DFW Internet Services, Inc. is now a wholly owned subsidiary of Mobilepro. In March 2004, the Company issued 18,761,726 shares of common stock to the holders of DFW Internet Services, Inc. in a share exchange for 100% of DFW Internet Services, Inc. common stock. The issued shares were valued at a fair value of $500,000 based on the average 20-day closing price ($0.02665 per share) prior to January 19, 2004.

In March 2004, DFW Internet Services, Inc. acquired Internet Express, Inc., an Internet service provider in southeast Texas for $650,000 in cash and promissory notes.

In April 2004, DFW Internet Services, Inc. acquired August.net Services LLC, an Internet service provider in Texas for $1,730,000 in cash and promissory notes.

In June 2004, DFW Internet Services, Inc. acquired ShreveNet, Inc., an Internet service provider in Louisiana for $1,250,000 in cash and common stock. The issued shares were valued at a fair value of $190,000 based on the average 20-day closing price ($0.2162 per share) prior to June 3, 2004. The Company issued the common stock in August 2004.

In June 2004, DFW Internet Services, Inc. acquired certain assets of Crescent Communications, Inc., an Internet service provider in Houston for $1,194,767 in cash and a promissory note.

In June 2004, the Company acquired US1 Telecommunications, Inc., a long distance provider in Kansas, for $200,000 in cash and conditional promissory notes.

In July 2004, DFW Internet Services, Inc. acquired Clover Computer Corporation, a Coshocton, Ohio-based Internet services provider with operations in several Ohio cities, for $1,250,000 in cash and promissory notes.

In July 2004, DFW Internet Services, Inc. acquired Ticon.net, a Janesville, Wisconsin-based Internet service provider with operations in Janesville and Milwaukee, for $1,000,000 in cash and promissory notes.

In August 2004, the Company acquired Affinity Telecom, a Michigan-based Competitive Local Exchange Carrier (“CLEC”) and long distance carrier. The Company paid $3,440,000 in cash, notes, and a convertible note. The Agreement and Plan of Merger by and between the Company and Affinity Telecom was amended as of December 2004 due to certain disputes regarding the financial condition of Affinity Telecom. The Amendment resulted in a reduction in the aggregate consideration the Company paid by approximately $927,000.

In August 2004, DFW Internet Services, Inc. acquired the customer base, corporate name and certain other assets of Web One, Inc., a Kansas City, Missouri-based Internet service and web-hosting provider for $2,000,000 in cash and common stock. In March 2005, a subsequent post closing adjustment resulted in the Company recognizing a reduction in the aggregate consideration the Company paid by $40,000.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 1-             ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

In September 2004, DFW Internet Services, Inc. acquired World Trade Network, Inc. an Internet services provider based in Houston, Texas, for $1,700,000 in cash and promissory notes. In March 2005, a subsequent post closing adjustment resulted in the Company recognizing a reduction in the aggregate consideration the Company paid by $500,000.

In September 2004, DFW Internet Services, Inc. acquired The River Internet Access Co. an Internet services provider based in Tucson, Arizona, for $2,467,204 in cash and promissory notes.

In October 2004, the Company acquired CloseCall America, Inc. a Maryland-based CLEC, offering local, long distance, 1.800CloseCall prepaid calling cards, wireless, dial-up and DSL Internet telecommunications services. The purchase price included cash of $8,000,000 and 39,999,999 shares of common stock valued at $10,000,000 plus warrants to purchase 3,500,000 additional shares of common stock. The 39,999,999 shares are restricted under SEC Rule 144 and the 2,500,000 and 1,000,000 warrants issued have strike prices of $0.30 and $0.35 per share, respectively.

In November 2004, in connection with our acquisition of 100% of Davel Communication, Inc.’s (“Davel”) senior secured debt in the approximate principal amount of $103.1 million, a $1.3 million note payable by Davel to one of its secured lenders, and the assignment to Mobilepro of approximately 95.2% of the common stock of Davel, we agreed to purchase the remaining issued and outstanding shares of Davel. Davel is an owner and operator of approximately 38,000 payphones in approximately 25,000 locations in 45 states and the District of Columbia. The Company acquired 100% of Davel's approximately $104.4 million in total secured debt and 95.2% of Davel's common stock for a price of $14.33 million. The purchase price included cash of $14,000,000 plus warrants to purchase up to 5,000,000 shares of common stock at the price of $0.30 per share. Additionally, the Company agreed to purchase the remaining 4.8% of Davel’s common stock at a minimum price of $0.015 per share. In May 2005, Davel fulfilled this obligation by executing a reverse stock split and paying a cash purchase price of $450,000 for fractional shares held by the minority stockholders.

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The Company maintains cash and cash equivalents with a financial institution that exceeds the limit of insurability under the Federal Deposit Insurance Corporation. However, due to management’s belief in the financial strength of Bank of America, management does not believe the risk of keeping deposits in excess of federal deposit limits at Bank of America to be a material risk.

Restricted Cash

The Company is required to maintain letters of credit collateralized by cash as additional security for the performance of obligations under certain service agreements. In addition, cash is held as collateral for a note payable to the bank for an expansion loan as disclosed in Note 8. The cash collateral is restricted and is not available for the Company’s general working capital needs. The letters of credit expire in calendar 2005. At March 31, 2005 and 2004, restricted cash was $429,954 and $0, respectively.

Revenue Recognition

The Company in January 2004 emerged from the development stage with the acquisition of DFW Internet Services, Inc. The Company, as it relates to Internet services, recognizes income when the services are rendered and collection is reasonably assured and recognizes deferred revenue as a liability on services the Company pre-bills.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Revenue derived from local, long-distance and wireless calling, and Internet access is recognized in the period in which subscribers use the related service. Deferred revenue represents the unearned portion of local, wireless and internet services that is billed in advance.

Revenue from product sales that contain embedded software is recognized in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition.”

Revenue from product sales is recognized based on the type of sale transaction as follows:

Shipments to Credit-Worthy Customers with No Portion of the Collection Dependent on Any Future Event: Revenue is recorded at the time of shipment.

Shipments to a Customer without Established Credit: These transactions are primarily shipments to customers who are in the process of obtaining financing and to whom the Company has granted extended payment terms. Revenues are deferred (not recognized) and no receivable will be recorded until a significant portion of the sales price is received in cash.

Shipments where a portion of the Revenue is Dependent upon Some Future Event: These consist primarily of transactions involving value-added resellers to an end user. Under these agreements, revenues are deferred and no receivable will be recorded until a significant portion of the sales price is received in cash. On certain transactions, a portion of the payment is contingent upon installation or customer acceptance.

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

The Company, in addition to its Internet and voice services, from time to time receives miscellaneous revenues. During the years ended March 31, 2005 and 2004, the Company generated $615,000 and $0 in miscellaneous revenues, respectively. The miscellaneous revenue for the year ended March 31, 2005 included $450,000 that was received for services rendered in the form of common stock and is recorded on the consolidated balance sheet as investments at the fair value of the common stock received. The two common stock transactions involved a software company based in Maryland and a specialized electronic assembly prototyping engineering firm in Texas. (See Notes 2, 3, 10 and 14)

Davel derives its payphone revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited into a payphone. Coin call revenues are recorded in the amount of coins deposited in the payphones and in the period deposited. Revenue from non-coin calls, that includes dial-around compensation, and operator service revenue, is recognized in the period in which the customer places the call. Coin call and non-coin call revenues recorded and recognized are ultimately reconciled to actual cash receipts. Any variation between recorded revenue and receipt is accounted for at the time of receipt.

Operator Service Revenue: Non-coin operator service calls are serviced by independent operator service providers. These carriers assume billing and collection responsibilities for operator-assisted calls originating on Davel’s payphone network and pay “commissions” to Davel based upon gross revenues. Davel recognizes operator service revenues in amounts equal to the commission that it is entitled to receive during the period the service is rendered.

Dial-around Revenue: Davel also recognizes non-coin dial-around revenues from calls that are dialed from its payphones to gain access to a long distance company or to make a traditional “toll free” call (dial-around calls). Revenues from dial-around calls are recognized based on estimates using the Company’s historical collection experience because a) the interexchange carriers (“IXCs”) have historically paid for fewer dial-around calls than are actually made (See Note 18) and b) the collection period for dial-around revenue is generally four to six months but can be in excess of a year. Davel’s estimate of revenue is based on historical analyses of calls placed versus amounts collected. These analyses are updated on a periodic basis. Recorded amounts are adjusted analyses on actual amounts received and estimates are updated once the applicable dial-around compensation has been collected.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Effective July 14, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. The statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. There no federal or material state income taxes paid or due for the years ended March 31, 2005 and 2004, respectively. (See Note 17)

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising and promotional expenses were approximately $1,610,285 and $24,480 for the years ended March 31, 2005 and 2004, respectively.

Fixed Assets

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The costs associated with normal maintenance, repair, and refurbishment of telephone equipment are charged to expense as incurred. The capitalized cost of equipment and vehicles under capital leases is amortized over the lesser of the lease term or the asset’s estimated useful life, and is included in depreciation and amortization expense in the consolidated statements of operations.

Uninstalled payphone equipment consists of replacement payphones and related equipment and is carried at the lower of cost or fair value.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized as income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deductions are made for retirements resulting from renewals or betterments.

Location Contracts

Location contracts of $3,066,129 include acquisition costs allocated to location owner payphone contracts and other costs associated with obtaining written and signed location contracts. These assets are amortized on a straight-line basis over their estimated useful lives based on contract terms (generally 5 years). Amortization expense related to location contracts was $253,805 and $-0- for the years ended March 31, 2005 and 2004, respectively. Accumulated amortization as of March 31, 2005 and 2004 was $253,805 and $-0-, respectively.

Reclassifications

Certain amounts in the March 31, 2004 financial statements were reclassified to conform to the March 31, 2005 presentation. The reclassifications in the March 31, 2004 financial statements resulted in no changes to the accumulated deficits.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $529,945 at March 31, 2005 relating to accounts receivable other than dial-around compensation.

Accounts receivable, other than dial-around compensation, are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk

Trade accounts receivable are concentrated with companies in the telecommunications industry. Accordingly, the credit risk associated with the trade accounts receivable will fluctuate with the overall condition of the telecommunications industry. The primary component of accounts receivable relates to the Company’s estimates of dial-around revenues as described below. As a result, such estimates are based on the Company’s historical collection experience and accounts receivable does reflect a general or specific provision for an allowance for doubtful accounts. During all periods presented, credit losses, to the extent identifiable, were within management’s overall expectations.

Segment Information

The Company follows the provisions of Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

Deferred Financing Fees

The Company, in May 2004, issued 8,000,000 shares of common stock with a value of $1,760,000 in connection with its Standby Equity Distribution Agreement (the "SEDA"). These shares were issued as payment for financing fees to Cornell Capital for issuing the SEDA. The agreement runs for a period of 24 months and the Company will amortize this fee over that period of time. The Company incurred $733,333 in amortization expense for the year ended March 31, 2005. (See Note 9)

Earnings (Loss) per Share of Common Stock

Historical net income (loss) per common share (“EPS”) is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as common stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computations of diluted earnings per share for the years ended March 31, 2005 and 2004 because to do so would have been anti-dilutive on a per share basis for the periods presented.

The following is a reconciliation of the weighted average shares outstanding for basic and diluted EPS for the years ended:

	March 31, 2005	March 31, 2004
Net loss	$(5,359,722)	$(2,157,844)

Weighted-average common shares
outstanding (Basic)	289,933,904	111,591,658

Weighted-average common stock
equivalents --
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	289,933,904	111,591,658
Net loss per share, basic and diluted	$(0.02)	$(0.02)

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (the "FASB")  issued Statement No. 142, “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, “Intangible Assets”. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements. The Company has recorded $32,785,618 of goodwill in connection with its acquisitions. The Company has also acquired other intangible assets of certain Internet service providers, CloseCall and Davel. The Company performs its annual impairment test for goodwill at fiscal year-end. As of March 31, 2005, the Company has determined that there is no impairment of its goodwill.

The Company capitalizes computer software development costs and amortizes these costs over an estimated useful life of 5 years.

Investments

On June 29, 2004, the Company entered into a Business Development Agreement with Solution Technology International, Inc. (“STI”), a company based in Maryland, whereby the Company provided services to STI in exchange for a 5% ownership in the company. The value of the investment is $150,000 and is included in the consolidated balance sheet at March 31, 2005. (See Notes 2, 3, 10 and 14)

The Company on August 26, 2004 entered into a Business Development Agreement with Texas Prototypes, a company based in Texas, whereby the Company provided services to Texas Prototypes in exchange for a 5% ownership in the company. The value of the investment is $300,000 and is included in the consolidated balance sheet at March 31, 2005. (See Notes 2, 3, 10 and 14)

Accounts Payable and Accrued Liabilities

	2005	2004

Accounts payable	$16,981,240	$499,819

Accrued compensation	1,675,124	90,000

Accrued interest expense	937,378	-

Total	$19,593,742	$589,819

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. The Company provides the disclosure required by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation ” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and have adopted the enhanced disclosure provisions of Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of SFAS No. 123” (“SFAS No.148”).

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

The Company measures compensation expense for its non-employee stock-based compensation under the FASB Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

On October 3, 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), that is applicable to financial statements for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede Statement of Financial Accounting Standards 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion No. 30, “Reporting the Results of Operations.” This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required.

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). This statement rescinds (1) Statement of Financial Accounting Standard No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (SFAS No. 4”), (2) an amendment of that statement, Statement of Financial Accounting Standard No. 44, “Accounting for Intangible Assets of Motor Carriers”, and (3) Statement of Financial Accounting Standard No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This statement amends Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS No. 13”) to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 relating to the rescission of SFAS No. 4 were effective for the Company on November 1, 2002, and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company's results of operations or financial position.

In July 2002, the FASB issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148 that amended SFAS No. 123, to provide alternative methods of transition for entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements covering fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB No. 25, but has adopted the enhanced disclosure requirements of SFAS 148.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this new statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did have a significant impact on the Company's results of operations or financial position. (See Note 10)

In November 2002, the FASB issued Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (“FIN 45”), that requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligation assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”) that requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company' results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) that requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25 as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company has not yet determined the affect that the adoption of this new statement will have on the Company’s historical financial position or results of operations, however it is expected to include the increase in compesation expense for equity and liability instruments issued to employees in the future.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 151, “Inventory Costs” (“SFAS No. 151”), that requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company does not have manufacturing operations or goods held for resale and does not expect the adoption of SFAS No. 151 to have any impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, “Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29” (“SFAS No. 153”), that amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB No. 29”). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, APB No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company’s financial position or results of operations.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 3-                BRIDGE DEBENTURES RECEIVABLE

On August 23, 2004, the Company provided a $700,000 bridge debenture to Texas Prototypes, which was convertible into common stock of Texas Prototypes. The debenture was secured by the assets of Texas Prototypes. In March 2005, the Company assigned its Texas Prototypes bridge debenture receivable to Cornell Capital Partners, L.P. ("Cornell") in exchange for the elimination of its $700,000 note payable to Cornell. As of March 31, 2005, the principal balance of the bridge debenture receivable was $0. (See Notes 2, 10 and 14)

On August 25, 2004, the Company provided a $300,000 bridge debenture to Solution Technology International, Inc. ("STI") which was convertible into Common Stock of STI. The debenture is secured by the assets of STI. In March 2005, the Company assigned its STI bridge debenture receivable to Cornell in exchange for the elimination of its $300,000 note payable to Cornell. As of March 31, 2005, the principal balance of the bridge debenture receivable was $0. (See Notes 2, 10 and 14)

NOTE 4-                INTANGIBLE ASSETS - VOICE ACQUISITIONS

The Company recorded an intangible asset for the cost of a customer list at $134,484, which was acquired in June 2004.  Amortization expense for the customer list was $20,173 for the year ended March 31, 2005.

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

Property and equipment as of March 31, 2005 and 2004 were as follows:

	Estimated Useful Lives (Years)	2005	2004
Furniture and fixtures	7	$387,861	$9,379
Machinery and equipment	5	13,584,088	371,437
Leasehold improvements	7	263,452	2,141
Vehicles	5	287,733	77,296
Total		14,523,134	460,253

Less accumulated depreciation		1,330,078	323,755
Property and equipment, net		$13,193,056	$136,498

There was $1,006,324 and $18,926 charged to operations for depreciation expense for the years ended March 31, 2005 and 2004, respectively. The Company acquired $11,953,544 and $117,956 in fixed assets from its acquisitions during the years ended March 31, 2005 and 2004, respectively.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 6-                LIABILITY FOR COMMON STOCK TO BE ISSUED

In August 2004, DFW Internet Services, Inc. acquired the customer base, corporate name and certain other assets of Web One, Inc., an Internet service provider in Kansas City, Missouri, for cash and common stock. The Company was obligated, subject to post closing adjustments, to issue 2,500,000 shares of common stock to the shareholders of Web One, Inc. as part of the acquisition price. The shares had a fair value of $500,000 based on the then current stock price ($0.20 per share) upon the final acceptance to the terms of the agreement. Certain provisions of the asset purchase agreement required subsequent adjustments to the purchase price. The adjustments were concluded in March 2005 and resulted in the Company paying the shareholders of Web One, Inc. $160,000 in cash and 1,500,000 shares of common stock at a fair value of $300,000. As a result, the Company recorded a $40,000 reduction in the purchase price in connection with the satisfaction of this liability.

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

In March 2004, the Company reached an agreement with DBED to accept the Company’s payment of $7,000 in cash for a full release of terms relating to the CIP. The Company made this payment in April 2004.

NOTE 8-                NOTES PAYABLE

The Company entered into a bank loan for $5,000 to purchase equipment in October 2003. The note accrued interest at an annual rate of 9% per annum and was scheduled to mature on October 1, 2004. The balance was paid off in September 2004.

Other bank debt consisted of the following:

Note payable to bank at $3,032 per month, including interest at prime plus 1% (6.75%) and maturing March 2006; secured by assets of World Trade Network, Inc.	$ 36,964
Note payable to a bank for a vehicle in the amount of $1,000 per month, including interest at 5.875%, secured by the CloseCall America, Inc. acquired vehicle.	37,745
Note payable to a bank for expansion in the amount of $4,317 per month, including interest at 4.25%, secured by the CloseCall America, Inc. company’s corporate vehicle.	102,839
Note payable to a company at $6,988 per month, including interest at 7.50%; secured by assets of the acquired company.	13,241
Note payable to an individual at $1,473 per month, including interest at 7.50%; secured by assets of the acquired company.	12,872
203,661
Less: Current maturities	(121,464)
Long-term bank debt	$ 82,197

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 8-                NOTES PAYABLE

Principal maturities of long-term debt are as follows:

Years Ending March 31,
2006	$121,464
2007	60,203
2008	15,245
2009	6,749
$203,661

NOTE 9-                STANDBY EQUITY DISTRIBUTION AGREEMENT AND EQUITY LINE OF CREDIT

Equity Line of Credit

On May 31, 2002, the Company entered into an Equity Line of Credit arrangement with Cornell that provided, generally, that Cornell would purchase up to $10 million of common stock over a two-year period, with the time and amount of such purchases, if any, at the Company’s discretion. Cornell purchased the shares at a 9% discount to the prevailing market price of the common stock.

There were certain conditions applicable to the Company’s ability to draw down on the $10 million Equity Line of Credit including the filing and effectiveness of a registration statement covering the resale of all shares of common stock that may have been issued to Cornell under the $10 million Equity Line of Credit and the Company’s adherence with certain covenants. The registration statement became effective May 9, 2003.

In the event Cornell was to hold more than 9.9% of the then-outstanding common stock of the Company, the Company would have been unable to draw down on the $10 million Equity Line of Credit.

In the year ended March 31, 2004, the Company drew $4,785,000 from Cornell in accordance with the $10 million Equity Line of Credit and advanced 134,517,453 shares of its common stock to the escrow agent in accordance with the terms of these loans. As of March 31, 2004, borrowings of $1,800,000 were outstanding, and 118,351,914 shares of common stock were issued to Cornell in the year ended March 31, 2004.

In the year ended March 31, 2005, the Company drew $2,000,000 from Cornell in accordance with the $10 million Equity Line of Credit and advanced 10,000,000 shares of its common stock to the escrow agent in accordance with the terms of these loans. During the year ended March 31, 2005, 25,276,134 shares of common stock were issued to Cornell under the Equity Line of Credit.

Standby Equity Distribution Agreement

On May 13, 2004, the Company entered into a $100 million SEDA arrangement with Cornell. The SEDA provides, generally, that Cornell will purchase up to $100 million of common stock over a two-year period, with the time and amount of such purchases, if any, at the Company’s discretion. Cornell will purchase the shares at a 2% discount to the prevailing market price of the common stock.

There are certain conditions applicable to the Company’s ability to draw down on the SEDA including the filing and effectiveness of a registration statement covering the resale of all shares of common stock that may be issued to Cornell under the SEDA and the Company’s adherence with certain covenants. The registration statement became effective May 27, 2004.

In the event that Cornell holds more than 9.9% of the then outstanding common stock of the Company, the Company will be unable to draw down on the $100 million SEDA. As of March 31, 2005, Cornell did not hold more than 9.9% of the then outstanding common stock of the Company.

In the year ended March 31, 2005, the Company drew $15,700,000 from Cornell in accordance with the $100 million SEDA and advanced 65,000,000 shares of its common stock to the escrow agent in accordance with the terms of these loans. As of March 31, 2005, borrowings of $6,500,000 were outstanding, and 52,172,192 shares of common stock were issued to Cornell during the year ended March 31, 2005 under the SEDA.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 10-              LONG-TERM DEBT

Corporate

On August 23, 2004, the Company borrowed $700,000 from Cornell. The amount was due in 180 days and carried an interest rate of 14%. The note was secured by the assets of the Company. The proceeds were advanced to Texas Prototypes by the Company in anticipation of Texas Prototypes’ initial public offering. In March 2005, the Company assigned its Texas Prototypes bridge debenture receivable to Cornell in exchange for the elimination of this note. (See Notes 2, 3 and 14)

On August 25, 2004, the Company borrowed $300,000 from Cornell. The amount was due in 180 days and carried an interest rate of 14%. The note was secured by the assets of the Company. The proceeds were advanced to Solution Technology International, Inc. (“STI”) by the Company in anticipation of STI’s initial public offering. In March 2005, the Company assigned its STI bridge debenture receivable to Cornell in exchange for eliminating this note. (See Notes 2, 3 and 14)

On August 27, 2004, the Company borrowed $8,500,000 from Cornell. The amount was due in one year and carries an interest rate of 12%. The note is secured by the assets of the Company and was utilized for the cash portion of the acquisition price of CloseCall. In December 2004, the Company converted $2,200,000 of the note balance into debt under the $100 million SEDA. In February 2005, the Company transferred $5,000,000 of the note balance into debt under the $100 million SEDA. As of March 31, 2005, the remaining principal balance of the note payable was $1,300,000 and the accrued interest on this note for the year ended March 31, 2005, was $198,838. The Company has classified the note and the accrued interest as short-term liabilities. Subsequent to year ended March 31, 2005, the $1,300,000 remaining amount due was transferred into debt under the $100 million SEDA. (See Note 20)

On September 22, 2004, the Company borrowed $3,700,000 from Cornell. The amount was due in one year and carries an interest rate of 12%. The note is secured by the assets of the Company and was utilized for the acquisition of The River Internet Access Co. and World Trade Network, Inc. As of March 31, 2005, the remaining principal balance of the note payable was $3,700,000 and the accrued interest on this note for the year ended March 31, 2005, was $85,151. The Company has classified the note and the accrued interest as short-term liabilities.

On November 15, 2004, the Company acquired $15,200,000 in bridge financing from Airlie Opportunity Master Fund (“Airlie”), a Greenwich, Connecticut-based institutional investor. The Company repaid $2,200,000 on November 30, 2004, and the remaining $13,000,000 note is payable on November 15, 2005 and carries an interest rate of 23%. The funds were utilized to complete the acquisition of 95.2% of the stock of Davel. as described in Note 1. The note is secured by all of the stock of Davel that was acquired by the Company on November 15, 2004, plus 100% of the Davel debt instruments that were acquired in the transaction. In addition, the note is secured by the assets of the Company, as subordinated by the pre-existing first lien of Cornell. As of March 31, 2005, the remaining principal balance of the note payable was $13,000,000 and the accrued interest payable on this note was $641,225. The Company has classified the note and the accrued interest as short-term liabilities. On May 13, 2005, the Company repaid this loan with proceeds from a financing completed on May 13, 2005. (See Note 20)

Internet Services Acquisitions

On June 21, 2004, DFW Internet Services, Inc. entered into an asset purchase agreement with Crescent Communications, Inc. The agreement included a promissory note payable to Crescent Communications, Inc. in the amount of $250,000, with simple interest accruing at 6% per annum, and monthly payments in the amount of $21,516 beginning on July 21, 2004. The note matures on June 21, 2005, and the monthly payments will apply first to interest with the remaining portion of the payment reducing the principal balance. The payments commenced on July 21, 2004, and the note outstanding balance on March 31, 2005, was $126,791. The interest on these notes for the year ended March 31, 2005, was $5,887, and accrued interest on the notes at March 31, 2005 was $1,918.

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
Negotiations between the parties on the amount of the note adjustments were not concluded as of March 31, 2005. The adjustments mentioned above not withstanding, as of March 31, 2005, the principal balance on the notes was $250,000, and accrued interest on the notes for the year ended March 31, 2005, was $10,685. The total outstanding note balance plus interest are classified as short-term liabilities.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 10-              LONG-TERM DEBT (CONTINUED)

Internet Services Acquisitions (continued)

DFW Internet Services, Inc. entered into four (4) promissory notes with the prior owners of Internet Express, Inc. for an aggregate principal amount of $300,000. The notes were made as of March 1, 2004 and mature March 1, 2006. DFW Internet Services, Inc. has agreed to pay a monthly amount of $5,000 inclusive of interest towards the principal balance of $300,000 with the remaining $180,000 plus accrued interest to be paid by the maturity date. Interest on these notes will accrue at an annual rate of 6% per annum. The monthly payments will first be applied to interest and the remaining portion will be a reduction of the principal balance. The payments commenced on April 1, 2004. The balance at March 31, 2005 and 2004 on these promissory notes is $221,788 and $300,000, respectively. The interest expense on these notes for the year ended March 31, 2005 was $16,890, of which $1,800 was accrued at March 31, 2005. The total outstanding note balance plus interest are classified as short-term liabilities.

DFW Internet Services, Inc. entered into two (2) promissory notes with the prior owner of Clover Computer Corporation for an aggregate note principal amount of $542,264. The first note matures on July 6, 2005, and the second is a convertible note that matures on July 6, 2006. DFW Internet Services, Inc. agreed to a quarterly debt service inclusive of interest at a simple rate of 7% per annum on the first note, with the first quarterly payment of $70,774 to be made on October 6, 2004, and the last payment of the same amount will be due on July 6, 2005. The three payments scheduled for October 6, 2004, January 6, 2005, and April 6, 2005 were not made due to certain provisions of the stock purchase agreement requiring subsequent adjustments to the purchase price and outstanding notes. Negotiations between the parties on the amount of the note adjustments have not concluded as of March 31, 2005. The adjustments mentioned above not withstanding, the balance on March 31, 2005, on the first promissory note was $271,132, and accrued interest on this note for the year ended March 31, 2005, was $13,935. The total outstanding note balance plus interest are classified as short-term liabilities. The second note is a convertible note in the amount of $271,132 that matures on July 6, 2006, with simple interest computed at an annual rate of 4%, and a balloon payment of principal and interest at maturity. The principal balance on the note for the year ended March 31, 2005, was $271,132 with accrued interest of $7,963. The total outstanding balance and accrued interest were classified as long-term liabilities. At any time prior to maturity, the note holder has the right, at the holder’s option, to convert such outstanding balance of this note, in whole or in part, into common stock at a conversion price of $0.20 per share.

DFW Internet Services, Inc. entered into two (2) promissory notes with the prior owner of World Trade Network, Inc. for an aggregate principal amount of $500,000. Due to certain provisions of the stock purchase agreement requiring subsequent adjustments to the purchase price, both of these notes cancelled in their entirety on February 15, 2005 along with any accrued interest pursuant to the mutual agreement of the parties.

DFW Internet Services, Inc. entered into thirty (30) promissory notes with the prior owners of The River Internet Access Co. for an aggregate principal amount of $776,472. The thirty (30) notes were made as of September 16, 2004, and the first set of fifteen (15) notes matures on September 15, 2005, and the second set of fifteen (15) notes are convertible notes that mature on March 15, 2006. DFW Internet Services, Inc. has agreed to make quarterly debt service payments inclusive of interest at a simple rate of 6% per annum on the first fifteen notes. The aggregate principal balances on March 31, 2005, on the first set of fifteen promissory notes was $194,122, and accrued interest on these notes as of March 31, 2005, was $511. The total outstanding principal balance and accrued interest are classified as short-term liabilities. The second set of fifteen notes are convertible notes in the aggregate amount of $388,236 that mature on March 16, 2006, with simple interest computed at an annual rate of 3%, and a balloon payment of principal and interest at maturity. The aggregate principal balance on the notes as of March 31, 2005 was $388,236 with accrued interest of $6,254. The aggregate outstanding note principal balance and the accrued interest at March 31, 2005 were classified as long-term liabilities. At any time prior to maturity, the convertible note holders have the right, at the holders’ option, to convert such outstanding balances of their notes, in whole or in part, into common stock at a conversion price of $0.20 per share.

The Company and DFW Internet Services, Inc. and the former owners of DFW Internet Services, Inc. entered into Put Agreements as of January 19, 2004. The Put Agreements gave the former owners of DFW Internet Services, Inc. the right to have the Company repurchase all, but not less than all, of the common stock issued to the former owners. The aggregate purchase price under the Put Agreement was $250,000. The Company classified this liability as a long-term liability on its consolidated financial statements in accordance with SFAS 150. In March 2005, the Put Agreement was terminated in its entirety, and the $250,000 liability was eliminated

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 10-              LONG-TERM DEBT (CONTINUED)

Voice Services Acquisitions

The Company acquired US1 Telecommunications, Inc. and escrowed $75,000 cash, which was due and payable to the former owner within 5 months of the closing date (June 29, 2004), provided the subsidiary performed as indicated in the agreement. The note bore interest at a rate of 5% and was due on December 1, 2004 in the amount of $75,940. The final payment due was subject to certain provisions of the agreement requiring subsequent adjustments to the purchase price and outstanding note. The payment net of the adjustments mentioned above was made in February 2005.

The Company and the former owners of Affinity Telecom entered into Put Agreements as of September 19, 2004. The Put Agreements gave the former owners of Affinity Telecom the right to have the Company repurchase all, but not less than all, of the common stock issued to the former owners. The aggregate purchase price under the Put Agreement was $995,000. The Company previously classified this as a short-term liability on its September 30, 2004 condensed consolidated financial statements in accordance with SFAS 150. The Agreement and Plan of Merger by and between the Company and Affinity Telecom was amended as of December 2004 to settle certain disputes regarding the financial condition of Affinity Telecom. According to the terms of the Amendment, the Put Agreement was terminated in its entirety, and the $995,000 liability was eliminated.

The Company maintained an escrow payable in the amount of $140,000 related to the Agreement and Plan of Merger that was amended as of December 2004 to settle certain disputes regarding the financial condition of Affinity Telecom. According to the terms of the Amendment, the escrow payable was terminated in its entirety.

The Company also recorded a payable in the amount of $50,000 representing additional consideration applicable to accounts receivable of Affinity Telecom that were outstanding at July 30, 2004. Pursuant to the terms of the Amendment discussed above, the $50,000 payable was terminated.

The Company issued two (2) notes to the prior owners of Affinity Telecom, a $300,000 non-interest bearing promissory note and a $750,000 convertible promissory note. Pursuant to the terms of the Amendment discussed above, the two (2) notes with the prior owners were terminated in their entirety.

Vehicles

DFW Internet Services, Inc. entered into a note for the purchase of a company vehicle in August 2004. The note is a three-year note that matures in April 2007 with a balloon payment of approximately $45,000. The note carries an annual interest rate of 7.25% and the payments including interest are $979.49 per month. The maturities over the next two years and in the aggregate are expected to be as follows:

Years Ended March 31,
2006	$11,754
2007	53,465

Total	$65,219

Leases

In 2003, the Company leased certain equipment under capital lease arrangements. Property and equipment includes the following amount for leases that have been capitalized at March 31, 2005:

Computer and mailing equipment	$43,812
Less - accumulated amortization	(10,728)
$25,084

Amortization of leased assets is included in depreciation and amortization expense.

The Company also leases a building and various equipment under non-cancelable operating leases. The building lease expires in 2007 and contains options to renew for additional terms of two years at the prevailing market rate.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 10-              LONG-TERM DEBT (CONTINUED)

Leases (continued)

Future minimum payments under non-cancelable leases with initial terms of one year or more consist of the following at March 31, 2005:

Years Ending March 31,	Capital Leases	Operating Leases
2006	$-	$593,515
2007	10,508	338,518
2008	4,068	245,344
2009	-	65,470
2010	-	55,354
Total minimum lease payments	25,084	$1,077,391

Less - amounts representing interest	(4,215)
Less - current portion	(5,354)
Long-term capital lease obligation	$15,515

NOTE 11-              STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of March 31, 2005, the Company had 600,000,000 shares of common stock authorized and 355,918,011 issued and outstanding.

The Company had 1,000,000 shares of common stock authorized under its 2001 Equity Performance Plan. The Board of Directors subsequently authorized an increase in the shares available under the 2001 Equity Performance Plan from 1,000,000 to 6,000,000.

The following describes the common stock transactions for the year ended March 31, 2004.

On June 19, 2003, the Company issued 350,000 shares of common stock as compensation at a fair value of $8,750.

On July 7, 2003, pursuant to a memorandum of understanding between the Company and GBH Telecom, LLC, the Company issued 3,500,000 shares of common stock valued at $68,250. As of September 30, 2003, the agreement with GBH Telecom, LLC was terminated.

Between May 2003 and August 2003, the Company issued 16,130,887 shares of common stock in conversion of $165,000 of convertible debentures and accrued interest.

In October 2003, the Company issued 391,304 shares of common stock in conversion of $9,000 in advances that were funded to the Company.

In January 2004, the Company issued 16,666,667 shares of common stock which converted $180,000 in officer advances.

In March 2004, the Company issued 18,761,726 shares of common stock in connection with the acquisition of the common stock of DFW Internet Services, Inc. pursuant to a Stock Purchase Agreement dated January 19, 2004. The issued shares were valued at a fair value of $500,000, based on the average 20-day closing price ($0.02665 per share) prior to January 19, 2004. The distribution of such value amount included an allocation of $250,000 to the terminated put agreement.

During the year ended March 31, 2004, the Company issued 134,517,453 shares of common stock to the escrow agent for use in converting amounts borrowed under the $10 million Equity Line of Credit. The Company also converted $3,145,000 of debt into 118,351,914 shares of common stock and recognized $311,757 of amortization of discount and interest on debt conversions relating to the $10 million Equity Line of Credit.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 11-              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (continued)

The following describes the common stock transactions for the year ended March 31, 2005.

In May 2004, the Company issued 2,000,000 shares of common stock under a settlement agreement with a former executive valued at $90,000, and issued 421,037 shares of common stock to another former executive for $23,999 cash pursuant to the exercise of options under the Company’s 2001 Equity Performance Plan.

In June 2004, the Company issued 8,000,000 shares of common stock in payment of the fees associated with the $100 million Standby Equity Distribution Agreement that was valued at $1,760,000. This cost was reflected as a deferred financing fee on the consolidated balance sheet.

In August 2004, the Company issued 100,000 shares of common stock to an agency as compensation for personnel recruiting services.

In August 2004, the Company issued 2,000,000 shares in conjunction with conversion of warrants by a former executive. The exercise price was $0.029 per share and was paid in cash.

In August 2004, the Company issued 878,816 shares of common stock to the former owners of ShreveNet, Inc. as partial consideration for the acquisition of ShreveNet, Inc. The issued shares were valued at a fair value of $190,000 based on the average 20-day closing price ($0.2162 per share) prior to June 3, 2004.

In August 2004, the Company issued 25,000 shares of common stock in conjunction with exercise of stock options by a former employee under the Company’s 2001 Equity Performance Plan. The exercise price was $0.10 per share and was paid in cash.

In September 2004, the Company issued 5,000,000 shares of common stock to the former owners of Affinity Telecom as partial consideration for the acquisition of Affinity Telecom by the Company. The issued shares were valued at a fair value of $1,000,000 based upon the date of agreement and the terms of the deal. The distribution of such value amount included an allocation of $995,000 to the terminated put agreement.

In November 2004, the Company issued 39,999,999 shares of common stock in connection with the acquisition of CloseCall America, Inc. that was completed in October 2004. The 39,999,999 shares were recorded at a fair value of $10,000,000.

In February 2005, the Company issued 500,000 shares of common stock in conjunction with conversion of warrants for previous consulting services. The exercise price was $0.032 per share.

In March 2005, the Company issued 1,500,000 shares of common stock in connection with the acquisition of Web One, Inc. that was completed in August 2004. The 1,500,000 shares were recorded at a fair value of $300,000.

During the year ended March 31, 2005, the Company issued 10,000,000 shares of common stock to the escrow agent for use in the conversion of borrowings made under the $10 million Equity Line of Credit. The Company converted $3,800,000 of debt into 25,276,134 shares of common stock and recorded $256,691 of amortization of discount on debt conversions relating to the $10 million Standby Equity Distribution Agreement.

During the year ended March 31, 2005, the Company issued 65,000,000 shares of common stock to the escrow agent for use in the conversion of borrowings made under the $100 million Standby Equity Distribution Agreement. The Company also converted $9,200,000 of debt into 52,172,192 shares of common stock. The Company also converted $13,907 of interest into 81,355 shares of common stock. The Company recognized $118,258 and $201 of amortization of discount on debt and interest conversions, respectively, relating to the $100 million Standby Equity Distribution Agreement.

Preferred Stock

The Company has 5,035,425 shares of preferred stock authorized of which 35,378 shares were issued and outstanding as of March 31, 2005 and 2004. There were no issuances of preferred stock during the years ended March 31, 2005 and 2004. The issued and outstanding preferred shares are convertible into 35,378 shares of common stock.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 11-              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stock Options and Warrants

The Company has authorized 1,000,000 shares of common stock for the grant of stock options to employees under the 2001 Equity Performance Plan. The Board of Directors subsequently authorized an increase in the number of shares available under the 2001 Equity Performance Plan from 1,000,000 to 6,000,000. In addition, the Company, from time to time, has issued warrants to key personnel pursuant to specific authorization of the board of directors.

SFAS No. 123 encourages adoption of a fair-value-based method for valuing the cost of stock-based compensation. It allows companies to continue to use the intrinsic-value method for options granted to employees and disclose pro forma net loss. Alternatively, it allows the use of the Black Scholes option pricing model, under which the total value (not intrinsic value) of the stock options granted is charged to operations.

The following table summarizes the activity of the Company's stock option plan for the year ended March 31, 2005:

		Weighted-Average
	Number of Options	Exercise Price

Outstanding - beginning of period	4,171,037	$.0482
Granted	5,225,000.1748
Exercised	(446,037)	.0594
Cancelled	(7,225,000)	.1047
Outstanding - end of period	1,725,000.1920

Exercisable - end of period	722,917	$.1635

The following table summarizes the activity of the Company's stock option plan for the year ended March 31, 2004:

		Weighted-Average
	Number of Options	Exercise Price

Outstanding - beginning of period	521,037	$.123
Granted	4,000,000.036
Exercised	(350,000)	.02
Cancelled	-	-
Outstanding - end of period	4,171,037.0482

Exercisable - end of period	2,454,787	$.0458

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, which approximates fair value, with the following weighted-average assumptions used for stock options granted in 2005 and 2004; no annual dividends, volatility of 60%, risk-free interest rate of 3.00%, and expected life of 9.58 years.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 11-              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stock Options and Warrants(Continued)

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below for the years ended March 31, 2005 and 2004:

	2005	2004
Net loss:
As reported	$(5,359,722)	$(2,157,844)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,652,185)	(156,889)
Pro forma	$(7,011,907)	$(2,314,733)
Net loss per share:
As reported:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)
Pro forma:
Basic	$(0.024)	$(0.02)
Diluted	$(0.024)	$(0.02)

The Company issued warrants to purchase 61,732,500 shares of common stock in the year ended March 31, 2005. The total number of warrants outstanding at March 31, 2005 was 61,232,500.

The fair value of these warrants was estimated using the Black-Scholes pricing model with the following assumptions: interest rate 3.0%, dividend yield 0%, volatility 60% and expected life of ten years.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 11-              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stock Options and Warrants(Continued)

The Company had the following warrants outstanding for the purchase of its common stock as of March 31, 2005 and March 31, 2004:

Exercise Price	Expiration Date	2005	2004
$.30	October, 2009	2,500,000	-
$.35	October, 2009	1,000,000	-
$.30	November, 2009	5,000,000	-
$.15	February, 2010	200,000	-
$.20	November, 2011	5,600,000	-
$.032	September, 2013	-	500,000
$.018	January, 2014	6,500,000	6,500,000
$.02	January, 2014	3,400,000	-
$.10	March, 2014	800,000	-
$.018	April, 2014	21,182,500	-
$.20	June, 2014	4,300,000	-
$.18	July, 2014	2,000,000	-
$.20	July, 2014	1,000,000	-
$.20	November, 2014	2,000,000	-
$.16	January, 2015	3,000,000	-
$.17	January, 2015	2,000,000	-
$.185	January, 2015	500,000	-
$.193	February, 2015	250,000	-

		61,232,500	7,000,000
Weighted average exercise price		$0.117	$0.019

At March 31, 2005 and 2004, warrants to purchase 42,095,000 and 1,000,000 shares of common stock were exercisable, respectively.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 12-              PATENTS

As of March 31, 2005, the Company had filed a total of eight patent applications with the U.S. Patent and Trademark Office (PTO) in the areas of “Smart Antenna” technology and RF Transceiver Chip Design for "Low Noise Amplifier for wireless communications". As of March 31, 2005, the Company had been granted approval of five patents and three patent applications are still pending approval.

NOTE 13-              CONTINGENCIES

Certain mitigating events have occurred during the year ended March 31, 2005 and 2004, leading management to conclude that the Company should remove the going concern uncertainty.

These mitigating events included management receiving a commitment from Cornell to provide the Company with up to $100 million in SEDA financing under certain conditions and receiving funding in the past fiscal year from Cornell under the prior $10 million Equity Line of Credit and the existing $100 million SEDA. In addition, the Company completed two acquisitions in its fourth fiscal quarter ending March 31, 2004 and completed twelve acquisitions in its year ending March 31, 2005 of Internet and voice services companies. The acquired Internet and voice service providers are expected to generate revenues and to provide cash flow from operations.

The acquisitions continue to expand the Company’s service area and provide additional products and services to the existing and future customer base. The Company continues to explore other transactions that will fit its business model and assist the Company in executing its business plan.

NOTE 14-              COMMITMENTS

On April 15, 2004, Mr. Jay O. Wright extended his employment as the Company’s President and Chief Executive Officer. Mr. Wright’s employment is for two years under the terms of his Executive Employment Agreement with the Company.

The Company has entered into employment agreements with other key members of management. Compensation earned by these employees has been properly reflected in the consolidated statements of operations for the years ended March 31, 2005 and 2004, respectively.

In May 2004, the Company announced that it had formed a strategic alliance with Massively Parallel Technologies, Inc. (MPT), a privately owned corporation located in Louisville, Colorado. Under the alliance, MPT will utilize the bandwidth provisioning capability of the Company in connection with MPT's high performance computer cluster platforms and the Company will become a reseller of the MPT platform.

In June 2004, the Company signed a Development Agreement with Information and Communications University (ICU), a Korean institution with leading edge development experience in ZigBee RF design, to jointly develop the Company’s ZigBee RF transceiver chip. Under the Agreement, the Company retains 100% ownership of all intellectual property rights.

In June 2004, the Company signed a letter of intent to acquire CommSouth Companies, Inc. a competitive local exchange carrier (CLEC) and long distance and Internet service provider based in Dallas, Texas. As of March 31, 2005, the Company is not actively pursuing the completion of this acquisition.

In June 2004, the Company entered into a Business Development Agreement with Solution Technology International, Inc., a Frederick, Maryland-based software company (“STI”), whereby the Company provided services to STI in exchange for a 5% ownership in the company. The value of the investment is $150,000 and is reflected in the consolidated balance sheet at March 31, 2005.

In July 2004 the Company signed a letter of intent to acquire American Fiber Network, Inc., (“AFN”) a licensed Competitive Local Exchange Carrier (CLEC) and long distance provider based in Kansas City, Missouri. AFN is licensed to provide local, long distance and Internet service in 48 contiguous U.S. states. The Company is actively pursuing this acquisition.

In August 2004, the Company signed a letter of intent to acquire WorldNet Communications, Inc., a Leesville, Louisiana-based Internet service provider. As of March 31, 2005, the Company is not actively pursuing the completion of this acquisition.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 14-             COMMITMENTS (CONTINUED)

In August 2004, the Company announced its intention to issue a property dividend of 3,073,113 shares of common stock of STI. The Company's stockholders are expected to receive one share of registered (i.e. “free-trading”) STI stock for approximately every 93 shares of the Company stock that they own, based on the existing shares outstanding and certain warrants. The Company’s Board of Directors set September 15, 2004 as the record date for the stock dividend. In March 2005, STI withdrew its pending registration statement from the United States Securities and Exchange Commission. STI is contemplating other options to become a publicly traded company. The Company intends to pursue issuance of the property dividend upon STI obtaining its public listing. At this time, no date has been established for such listing.

In August 2004, the Company announced that it signed a memorandum of understanding with an Israeli technology company, ActivePoint Ltd., to jointly pursue a working relationship covering a number of potential technology and communications projects. The companies have agreed that a future working relationship could include select opportunities involving ActivePoint's search engine and the Company’s Internet services, voice services, wireless services, and other telecommunications and IT initiatives within North America.

In August 2004, the Company signed a business development agreement with Texas Prototypes, Inc., an electronic prototype manufacturing company, to jointly pursue a working relationship covering a number of potential technology projects and business development initiatives. The Company received a 5% ownership in the company as consideration for services under the agreement. The value of the investment is $300,000 and is reflected in the consolidated balance sheet at March 31, 2005.

In September 2004, the Company announced a letter of intent to acquire two Bridgeport, Texas phone companies, Affordaphone, Inc. and Basicphone, Inc. As of March 31, 2005, the Company is not actively pursuing the completion of these acquisitions.

In September 2004, the Company announced it had signed a letter of intent to acquire North Country Internet Access, Inc., an internet services provider based in Berlin, New Hampshire, which offers both analog and digital dial-up, service, Web hosting and design services to residential and small business customers in northern New Hampshire. As of March 31, 2005, the Company is not actively pursuing the completion of this acquisition.

In September 2004, the Company formed a strategic alliance with Global Triad Incorporated, a Ft. Lauderdale, Florida-based software and wireless broadband company. Pursuant to the arrangement, the companies will look to jointly pursue select wireless projects and work together utilizing Global Triad's compression software.

In October 2004, the Company completed the design of its first ZigBee wireless semiconductor chip. The 2.4 GHz chip design for the so-called "RF layer," or "physical layer," is now being converted into a prototype chip at a facility in Taiwan. In addition the Company announced it had begun design on a 900 MHz ZigBee chip.

In March 2005, the Company announced that it has been awarded a five-year contract with the General Services Administration (GSA) to sell certain electronic commerce and telecommunications services to the federal government, effective through February 24, 2010.

In connection with the November 2004 acquisition of  the senior secured debt of Davel, the Company agreed to purchase the remaining issued and outstanding shares (approximately 4.8%) held by the minority stockholders (the “Minority Stockholders”) within 180 days of the closing date of the Davel acquisition. The purchase price to be offered to the Minority Stockholders was to be an amount of not less than $0.015 per share, which, at the discretion of the Company, could be paid in cash or common stock of Mobilepro. Subsequent to year-end, Davel paid the cash purchase price of $450,000 to the Minority Stockholders and the transaction was completed in May 2005.

NOTE 15-              IMPAIRMENT OF GOODWILL

In connection with the acquisition of certain Internet and voice services companies, the Company recorded goodwill in the amounts of $32,785,618 and $812,003 during the years ended March 31, 2005 and 2004, respectively. The Company performs its annual impairment test for goodwill at the end of each fiscal year and determined that at both March 31, 2005 and 2004 that there was no impairment of the goodwill.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 16-             LITIGATION/ LEGAL PROCEEDINGS

As of March 31, 2005, the Company was party to the following material legal proceedings.

At the time that the Company acquired 95.2 % of the stock of Davel, Davel was a defendant in a civil lawsuit captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., C.A. No. 04-4303 filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls and is seeking damages in connection with the alleged infringement. Davel continues to review and investigate the allegations set forth in the complaint, continues to assess the validity of the Gammino Patents and is in the process of determining whether the technology purchased by Davel from third parties infringes upon the Gammino Patents. According to the terms of the Davel acquisition agreement, the former secured lenders, subject to certain limitations, have agreed to reimburse the Company for the litigation cost and any losses resulting from the Gammino lawsuit. The former secured lenders have agreed to fund such costs from future regulatory receipts that were assigned to them by Davel. Any such regulatory receipts will be deposited into a third-party escrow account and will be used to reimburse the Company for costs incurred. The secured lenders are not required to fund the escrow account or otherwise reimburse the Company for amounts, if any, in excess of actual regulatory receipts collected. Any amount remaining in the escrow account at the conclusion of the litigation is to be returned to the former secured lenders. Subsequent to March 31, 2005, the Company received significant regulatory receipts that are being held in escrow. These funds can be used to reimburse the Company for costs incurred in defending or settling the litigation matter. The case is in the discovery phase of the litigation.

On or about October 15, 2002, Davel was served with a complaint, in an action captioned Sylvia Sanchez et al. v. Leasing Associates Service, Inc., Armored Transport Texas, Inc., and Telaleasing Enterprises, Inc. Plaintiffs claim that Davel was grossly negligent or acted with malice and such actions proximately caused the death of Thomas Sanchez, Jr., a former Davel employee. On or about January 8, 2002, the Plaintiffs filed their first amended complaint adding a new defendant LAI Trust and on or about January 21, 2002 filed their second amended complaint adding new defendants Davel Communications, Inc., DavelTel, Inc. and Peoples Telephone Company, all subsidiaries of Davel. The original complaint, as well as the first and second amended complaints, was forwarded to Davel’s insurance carrier for action; however, Davel’s insurance carrier denied coverage based upon the workers compensation coverage exclusion contained in the insurance policy. The Company answered the complaint on or about January 30, 2003. The parties are currently engaged in the discovery process. The trial originally scheduled for June 2004 was continued to November 2004; however, the trial has been delayed further by motion of the plaintiff and approval of the court. It is anticipated that the trial will be scheduled for November 2005. While Davel believes that it has meritorious defenses to the allegations contained in the second amended complaint and intends to vigorously defend itself, Davel cannot at this time predict its likelihood of success on the merits.

The Company terminated Kevin Kuykendall, former President of the Company’s voice division, for cause under the terms of his Executive Employment Agreement, effective Wednesday, December 29, 2004. On January 26, 2005, Mobilepro was served with notice that a complaint had been filed with the U.S. Department of Labor by Mr. Kuykendall alleging discriminatory employment practices. Mr. Kuykendall has alleged that he was terminated on December 29, 2004 in reprisal for challenging the accuracy of a qualified financial goal of Davel Communications, Inc. Mr. Kuykendall sought back pay, plus interest, and reinstatement or the future pay for the term of his contract, reimbursement of insurance premiums borne by Mr. Kuykendall during the period of his termination, payment of outstanding bonuses to which he believes he is entitled, compensatory damages for emotional distress, pain and suffering, punitive damages, costs, and reasonable attorneys’ fees. In March 2005, the Company received from the U.S. Department of Labor a favorable ruling in the Kuykendall matter. The U.S. Department of Labor found no reasonable cause to support the former employee’s complaint for improper termination and the U.S. Department of Labor concluded that Mr. Kuykendall failed to demonstrate that his alleged assertions were a contributing factor in his discharge for cause. Mr. Kuykendall did not appeal the U.S. Department of Labor ruling and the case was subsequently closed. In May 2005, the Company and Mr. Kuykendall dropped all complaints and legal proceedings against each other and signed a confidential settlement agreement and mutual general release.

NOTE 17-             PROVISION FOR INCOME TAXES

No provision for income taxes was required and no income taxes were paid during the years ended March 31, 2005 and 2004 because of operating losses and net operating loss carryforwards generated by the Company. A majority of the temporary differences relate to the net operating loss carryforwards and depreciation and amortization differences for tax purposes versus book purposes. The Company has established a valuation allowance against the entire deferred tax asset generated.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 18-              DIAL AROUND COMPENSATION

A dial-around call occurs when a non-coin call is placed from a public pay telephone of the Company, which utilizes any interexchange carrier (“IXC”) other than the presubscribed carrier (the Company’s dedicated provider of long distance and operator assisted calls). The Company receives revenues from such carriers recording them as dial-around compensation based upon the per-call rate in effect pursuant to orders issued by the Federal Communications Commission (the “FCC”) under section 276 of the Telecommunications Act of 1996 (“Section 276”) and the estimated number of dial-around calls placed from each pay telephone during each month. Prior to 2001, the Company recorded revenue from dial-around compensation based upon the rate of $0.24 per call ($0.238 per call prior to April 21, 1999) and 131 monthly calls per phone, which represented the monthly averages for calls from a pay telephone used by the FCC in initially determining the amount of dial-around compensation to which payphone service providers (“PSP”) were entitled. The averages were utilized until such time as the actual number of dial-around calls could be tracked on a per pay telephone basis. On August 12, 2004, the FCC released an order to increase the dial-around compensation rate from $0.24 to $0.494 per call (the “2004 Order”). The new rate became effective September 27, 2004, 30 days after publication of the 2004 Order in the Federal Register, and may be subject to appeal by IXCs or other parties. Although the 2004 Order was effective for the fourth quarter of 2004, the Company did not receive payments under the 2004 Order until April 2005.

As a result of the orders issued by the FCC regarding dial-around compensation and the resulting litigation, the amount of revenues that payphone service providers (“PSPs”) were entitled to receive and the amounts that PSPs actually received have differed. In general, there have been underpayments of dial-around compensation from IXCs and other carriers from November 6, 1996 through October 6, 1997 (the “Interim Period”) and overpayments to PSPs, including the Company, from October 7, 1997 through April 20, 1999 (the “Intermediate Period”). On January 31, 2002, the FCC released its Fourth Order on Reconsideration and Order on Remand (the “2002 Payphone Order”) that provided a partial decision on how retroactive dial-around compensation adjustments for the Interim Period and Intermediate Period may apply.

On October 23, 2002, the FCC released its Fifth Order on Reconsideration and Order on Remand (the “Interim Order”), which resolved all the remaining issues surrounding the Interim Period and the Intermediate Period true-up and specifically addressed how flat rate monthly per-phone compensation owed to PSPs would be allocated among the IXCs. The Interim Order also resolved how certain offsets to such payments would be handled and a host of other issues raised by parties in their remaining FCC challenges to the 2002 Payphone Order and prior orders issued by the FCC regarding dial-around compensation. In the Interim Order, the FCC ordered a true up for the Interim Period and increased the adjusted monthly rate to $35.22 per payphone per month, to compensate for the three-month payment delay inherent in the dial-around payment system. The new rate of $35.22 per payphone per month is a composite rate, allocated among approximately five hundred carriers based on their estimated dial-around traffic during the Interim Period. The FCC also ordered a true-up requiring the PSPs, including the Company, to refund an amount equal to $.046 (the difference between the old $0.284 rate and the subsequently revised $0.238 rate) to each carrier that compensated the PSP on a per-call basis during the Intermediate Period. Interest on additional payments and refunds is to be computed from the original payment date at the IRS prescribed rate applicable to late tax payments. The FCC further ruled that a carrier claiming a refund from a PSP for the Intermediate Period must first offset the amount claimed against any additional payment due to the PSP from that carrier. Finally, the Interim Order provided that any net claimed refund amount owing to carriers cannot be offset against future dial-around payments without (1) prior notification and an opportunity to contest the claimed amount in good faith (only uncontested amounts may be withheld); and (2) providing PSPs an opportunity to “schedule” payments over a reasonable period of time.

In January 2005, certain carriers offset approximately $0.5 million from their current dial-around compensation payments. In April 2005, approximately $0.7 million was offset from current dial-around compensation payments further reducing this liability. The remaining amount outstanding will be paid or deducted from future quarterly payments of dial-around compensation to be received from the applicable dial-around carriers.

For the fiscal year ended March 31, 2005, Davel received $0.4 million in payments from carriers under the Interim Order and recorded the dial-around compensation adjustments in the accompanying consolidated statements of operations. Although Davel is entitled to receive a substantial amount of additional dial-around compensation pursuant to the Interim Order, such amounts, subject to certain limitations, were assigned to Davel’s former secured lenders in exchange for a reduction in Davel’s senior secured debt prior to the acquisition of such debt by the Company. Regulatory actions and market factors, often outside Davel’s control, could significantly affect Davel’s future dial-around compensation revenues. These factors include (i) the possibility of administrative proceedings or litigation seeking to modify the dial-around compensation rate, and (ii) ongoing technical or other difficulties in the responsible carriers’ ability and willingness to properly track or pay for dial-around calls actually delivered to them.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 19-              SEGMENT INFORMATION

The Company’s reportable operating segments include Technology, Voice Services, Internet Services and Corporate. The Company allocates cost of revenues and direct operating expenses to these segments.

Operating segment data for the years ended March 31, 2005 and 2004 are as follows:

For the year ended March 31, 2005:

			Voice	Internet
	Corporate	Technology	Services	Services	Total
Revenues	$615,000	$-	$32,009,084	$13,884,060	$46,508,144
Direct costs of revenues	-	-	15,816,901	6,734,339	22,551,240
Gross profit	615,000	-	16,192,183	7,149,721	23,956,904
Operating expenses	1,287,945	953,976	16,707,959	6,460,970	25,410,850
Depreciation, amortization and impairment	1,108,483	14,588	1,093,620	225,672	2,442,363
Other income	-	-	111,089	-	111,089
Interest (net)	1,393,108	43,927	23,523	113,944	1,574,502
Net income (loss)	$(3,171,536)	$(1,012,492)	$(1,521,830)	$349,136	$(5,359,722)

Segment assets	$19,522,553	$14,240	$35,166,195	$18,119,944	$72,822,932
Fixed assets, net of accumulated depreciation	$-	$7,293	$11,804,050	$1,381,713	$13,193,056

For the year ended March 31, 2004:

			Voice	Internet
	Corporate	Technology	Services	Services	Total
Revenues	$-	$-	$-	$311,355	$311,355
Direct costs of revenues	-	-	-	117,349	117,349
Gross profit	-	-	-	194,006	194,006
Operating expenses	701,758	1,115,946	-	138,454	1,956,158
Depreciation, amortization and impairment	353,342	14,589	-	6,411	374,342
Interest (net)	-	18,745	-	2,605	21,350
Net income (loss)	$(1,055,100)	$(1,149,280)	$-	$46,536	$(2,157,844)
-
Segment assets	$1,877,377	$29,151	$-	$1,451,644	$3,358,172
Fixed assets, net of accumulated depreciation	$-	$21,881	$-	$114,617	$136,496

NOTE 20-              SUBSEQUENT EVENTS

On January 26, 2005, Mobilepro was served with notice that a complaint had been filed with the U.S. Department of Labor by Mr. Kuykendall alleging discriminatory employment practices. In March 2005, the Company received from the U.S. Department of Labor a favorable ruling. The U.S. Department of Labor found no reasonable cause to support former employee Mr. Kuykendall's complaint for improper termination and the U.S. Department of Labor concluded that Mr. Kuykendall failed to demonstrate that his alleged assertions were a contributing factor in his discharge for cause. Mr. Kuykendall did not appeal the U.S. Department of Labor ruling and the case was subsequently closed. As the Company indicated previously, management vigorously defended itself from any action and the ruling by the U.S. Department of Labor demonstrated that the Company had significant defenses against the claim and that the termination was handled properly. In May 2005, the Company and Mr. Kuykendall dropped all complaints and legal proceedings against each other and signed a confidential settlement agreement and mutual general release. (See Note 16)

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 20-              SUBSEQUENT EVENTS (CONTINUED)

In connection with the November 2004 acquisition of the senior secured debt of Davel, the Company agreed to purchase the remaining issued and outstanding shares (approximately 4.8%) held by the minority stockholders (the “Minority Stockholders”) within 180 days of the closing date of the Davel acquisition. The purchase price to be offered to the Minority Stockholders was to be an amount of not less than $0.015 per share, which, at the discretion of the Company, could be paid in cash or common stock of Mobilepro. The Company elected to make the purchase in the form of a reverse split and cash purchase. Prior to undertaking the cash purchase, Davel retained a financial advisor to render an opinion that the terms of the purchase were fair, from a financial point of view, to the Minority Stockholders. Mobilepro retained the financial advisor in January 2005. In February 2005, the financial advisor rendered its opinion that the terms of the purchase were fair, from a financial point of view, to the Minority Stockholders. Subsequent to year-end, Davel paid the cash purchase price of $450,000 to the Minority Stockholders and the transaction was completed in May 2005.

In April 2005, the Company announced that, through its Neoreach wireless division, it has launched a pilot project to set up a wireless access zone in Chandler, Arizona, a suburb of Phoenix.

In April 2005, the Company announced that Philip F. Otto has been appointed to its advisory board.

In April 2005, the Company announced that its subsidiary, CloseCall America, plans to launch a new prepaid wireless product. The new service offers a "no surprise" wireless bill for consumers and will offer new features including parental controls that will have the ability to restrict outgoing and incoming calls to only certain numbers. CloseCall also announced that it is now providing digital subscriber line (DSL) high-speed connectivity in Ohio, Michigan and Indiana in addition to Maryland, New Jersey and Delaware where CloseCall currently offers DSL service.

In April 2005, the Company announced that it has been awarded a five-year contract (with two five-year options) to deploy and manage a city-wide wireless network covering a 40-square-mile area of Tempe, Arizona. The network, known as WazTempe, will be able to reach Tempe's more than 65,000 households, 1,100 businesses, 50,000 students and hundreds of thousands of annual visitors. Additionally, it will provide municipal services to Tempe police, fire, emergency and city/Arizona State University personnel.

In May 2005, the Company announced that it has signed a term sheet for a new $15.5 million financing with Cornell that significantly lowers the Company's cost of capital. The financing carries an interest rate of 7.75%, has a term of three years, is convertible into common stock at $0.30 per share and includes six million warrants with an exercise price of $0.50 per share. The new financing replaces a bridge financing from Airlie Opportunity Master Fund, a Connecticut based hedge fund, which had an interest rate of 23%. The Company closed this financing transaction on May 13, 2005.

In May 2005, the Company issued an additional 5,000,000 shares of common stock to the escrow agent for use in converting debt into common stock under the $100 million Standby Equity Distribution Agreement.

In May 2005, our subsidiary, NeoReach, Inc., through its subsidiary NeoReach Wireless, Inc., acquired Transcordia, LLC a/k/a WazAlliance, a growing network of metro-wide commercial and residential Wi-Fi and Wi-Max access zones, for common stock plus the assumption of certain liabilities. NeoReach Wireless partnered with WazAlliance to deploy full-scale metro-wide service in both Tempe and Chandler, Ariz. known as WazTempe and WazChandler. WazAlliance also includes WazHamptonRoads and WazMaui and has opportunities in other cities, primarily in the Southwest. WazTempe will provide city-wide multi-band Wi-Fi network for municipal vehicles and personnel, including public safety employees as well as services for residences, retail businesses, schools, public events, hotels and resorts, and public transportation.

In May 2005, the Company’s CloseCall America subsidiary signed a long-term commercial agreement with Verizon. The new commercial agreement secures pricing to 2010, and will allow the Company to increase the number of customers to which it can provide its CloseCall local, long-distance, cellular and Internet services.

In May 2005, the Company appointed Michael J. Kleeman to the Company's advisory board. Mr. Kleeman brings nearly 30 years of experience in wireless, telecommunications and computers to the Company. Mr. Kleeman is a director of Cyberinfrastructure Policy Research at the University of California San Diego. Mr. Kleeman previously worked for Sprint, Arthur D. Little consulting, Boston Consulting Group and Aerie Networks. Most recently, Mr. Kleeman was co-founder and CTO of Cometa Networks, a company backed by IBM, Intel and AT&T, where Mr. Kleeman used his expertise in OSS for 802.11 networks.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 20-              SUBSEQUENT EVENTS (CONTINUED)

In May 2005, the Company signed a Memorandum of Understanding with Viyya Technologies, Inc. under which the Company will become a reseller of Viyya's VIYYA™ software. The Company will work with Viyya management to market and distribute VIYYA™ via a reseller agreement to be negotiated between the companies. Anticipated to be available later this summer to the Company’s Nationwide Internet subscribers, the VIYYA™ software platform will assist in the management, personalization and customization of content maintained on the Nationwide Internet access service.

Subsequent to the year ended March 31, 2005, the Company continued to pursue a working relationship covering a number of potential technology and communications projects with ActivePoint, an Israeli technology company. The companies previously signed a Memorandum of Understanding and Business Development Agreement whereby the companies are working on select opportunities involving ActivePoint's search engine and the Company’s internet services, voice services, wireless services, and other telecommunications and IT initiatives within North America. In May 2005, ActivePoint filed a registration statement with the United States Securities and Exchange Commission. ActivePoint is attempting to become a publicly traded company. The Company owns approximately 5.5% of the common stock of ActivePoint that it received in exchange for its services.

In May 2005, the Company signed a memorandum of understanding with UC Hub Group, Inc. (OTCBB: UCHB), under which the companies can cross-sell each other's products and services, including broadband wireless, e-money applications and other value-added telecommunications services to its customer bases, including cities throughout the United States.

In May 2005, the Company announced the appointment of Tammy L. Martin as President and Chief Executive Officer of the Company's pay telephone subsidiary, Davel Communications, Inc.

In May 2005, the Company announced that Daniel Lozinsky retired from Mobilepro's board of directors to pursue other business and personal interests.

In August 2004, the Company announced its intention to issue a property dividend of 3,073,113 shares of common stock of STI. The Company shareholders are expected to receive one share of registered (i.e. “free-trading”) STI stock for approximately every 93 shares of the Company stock that they own, based on the existing shares outstanding and certain warrants. The Company’s board of directors set September 15, 2004 as the record date for the stock dividend. In March 2005, STI withdrew its registration statement from the United States Securities and Exchange Commission. STI is contemplating other options to become a publicly traded company. The Company intends to pursue issuance of the property dividend upon STI obtaining its public listing. At this time, no date has been established for such listing.

As part of the August 27, 2004 $8,500,000 funding by Cornell, the Company transferred $5,000,000 of the note balance into debt under the $100 million SEDA in February 2005. $3,900,000 of the $5,000,000 due under the $100 million SEDA as of March 31, 2005 was converted into 15,923,684 shares of common stock subsequent to March 31, 2005. The remaining principal balance on the $8,500,000 note payable was $1,300,000 as of March 31, 2005, and it was transferred into debt under the $100 million SEDA and was fully converted into 4,909,091 shares of common stock subsequent to March 31, 2005.

As part of the February 22, 2005 $1,500,000 funding by Cornell, $1,500,000 remains outstanding under the $100 million SEDA as of March 31, 2005. No part of the debt was converted into shares of common stock subsequent to March 31, 2005.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, they are designed to provide reasonable assurance of achieving the objectives.

As of March 31, 2005 we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls:

There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 8B. Other Information

Not applicable.

PART III

Item 9. Directors and Executive Officers of the Registrant

MANAGEMENT

Our directors and executive officers and their ages as of May 27, 2005 are as follows:

Name	Age	Position
Jay O. Wright	35	President, Chief Executive Officer and Chairman of the Board
Kurt Gordon	39	Chief Financial Officer
Geoffrey B. Amend	37	General Counsel and Secretary
Jack W. Beech	34	President, DFW Internet Services, Inc. and Director of the Company
Tom Mazerski	52	Chief Executive Officer, CloseCall America, Inc.
Tammy L. Martin	40	Chief Executive Officer, President and General Counsel of Davel Communications, Inc.
Bruce Sanguinetti	50	Chief Executive Officer and President, NeoReach, Inc.
John Dumbleton	37	Executive Vice President of Sales and Business Development
Chris MacFarland	33	Director
Michael G. O’Neil	62	Director
Don Sledge	64	Director

The following is a brief description of the background of our directors and executive officers.

Background Information

Jay O. Wright. Jay O. Wright has served as our President and Chief Executive Officer since December 2003 and as a Director since August 2004. From October 2001 to December 2003, Mr. Wright served as President of Bayberry Capital, Inc., a Maryland based financial consulting firm. During that time, he also served from August 2002 and May 2003 as Chief Financial Officer for Technical and Management Services Corporation where he negotiated the sale of that company to Engineered Support Systems, Inc. Between December 1999 and September 2001 Mr. Wright served as Chief Financial Officer of Speedcom Wireless Corporation, a wireless software technology company, where he helped take that company public via a “reverse merger” and subsequently obtain a NASDAQ SmallCap listing. From January 1999 to November 1999, Mr. Wright served as Senior Vice President of FinanceMatrix.com, a Hamilton, Bermuda based company focused on developing a proprietary financial software architecture to provide tax-efficient financing to sub-investment grade companies. Between May 1997 and January 1999 Mr. Wright served as an investment banker with Merrill Lynch. Prior to that he was a mergers and acquisitions attorney with Skadden, Arps, Slate, Meagher and Flom, LLP in New York and Foley & Lardner in Chicago. Mr. Wright received his Bachelor’s degree in Business from Georgetown University (summa cum laude) and a JD degree from the University of Chicago Law School.

Kurt Gordon. Kurt Gordon has served as our Chief Financial Officer since March 2004. Between November 2003 and February 2004, he served as a consultant to us. He has over 14 years of experience in finance and operations with special focus on growing entrepreneurial environments. Between April 2000 and September 2003, Mr. Gordon was Chief Financial officer of TARGUS Information Corporation, which pioneered the development of real time intelligence providing businesses access to information about businesses and consumers who contact them by telephone, Internet and wireless devices. Gordon was a key contributor during the largest revenue and employee growth phase of that company’s history. Between March 1997 and April 2000, Mr. Gordon served in several capacities including Director of Finance for KSI Services Incorporated, a real estate acquisition and development corporation. Mr. Gordon also serves on the board of directors of Greenworks Corporation, an OTC Bulletin-Board listed company. Earlier in his career, Mr. Gordon served as a public accountant and consultant in the Entrepreneurial Services group of Ernst & Young.

Geoffrey B. Amend. Geoff B. Amend has served as our General Counsel since November 2004. Prior to joining Mobilepro, Mr. Amend was in private practice specializing in telecommunications, Internet, and systems integration since 1999. He has served as general counsel to NexGen Telecommunication, Inc., DiscoveryTel, Inc., and Direct Partner Telecom, Inc. All of these companies are engaged in providing facilities-based voice over Internet protocol (VoIP) telecommunications services to the international and/or domestic marketplace. Previously, Mr. Amend practiced corporate and securities law with Klenda, Mitchell, Austerman & Zuercher, L.L.C. in Wichita, Kansas. He received his bachelor’s degree in political science and sociology from Regis University and a J.D. degree (with honors) from Washburn University.

Jack W. Beech. Jack Beech has served as the President of our subsidiary DFW Internet Services, Inc. since its acquisition by Mobilepro in January 2004 and as a Director since August 2004. Mr. Beech founded DFW Internet Services, Inc. in 1993 and served as its President and Chief Executive Officer until its sale to Mobilepro in January 2004. While serving as President and Chief Executive Officer of DFW, Mr. Beech has taught seminars, given presentations at conventions and appeared as a guest lecturer in colleges and events within the state of Texas to discuss his experiences and knowledge of the Internet services industry.

Tom Mazerski. Tom Mazerski has served as the Chief Executive Officer of our subsidiary CloseCall America, Inc. since its acquisition by Mobilepro in October 2004. Tom Mazerski co-founded CloseCall America as President & CEO in March 1999. Previously Mr. Mazerski was employed by Verizon from 1979 through 1999. While employed he served in several key jobs at Verizon including Consumer Marketing, Merger Integration, Carrier interconnection, and as an expert witness in the areas of costs and economics.

Tammy L. Martin. Tammy Martin was promoted to serve as the President and Chief Executive Officer of our subsidiary Davel Communications, Inc. in May 2005. Prior to that appointment, Ms. Martin served as the Chief Administrative Officer of the Company since February 2005 and General Counsel of the Company since September 2002. Ms. Martin also served as Secretary of Davel Communications from June 2003 until our acquisition of Davel in November 2004. Prior to joining Davel, Ms. Martin served as General Counsel of AmericanGreetings.com, Inc. since December 2000. From March 2000 to June 2000 she was Chief Financial Officer and General Counsel for Portalvision, Inc. For seven years prior thereto, Ms. Martin held several senior management positions with PhoneTel Technologies, Inc., including Chief Administrative Officer, General Counsel and Secretary. Ms. Martin received her Bachelor’s degree in Business Administration with a concentration in accounting and finance from Baldwin Wallace College and a JD degree from Cleveland Marshall College of Law.

Bruce Sanguinetti. Bruce Sanguinetti has served as the President and Chief Executive Officer of our subsidiary NeoReach, Inc. since January 1, 2005. Mr. Sanguinetti has over 25 years of experience in the wireless, computer and technology fields, with the last 15 years of his career focused on the development and marketing of wireless communications devices. Immediately prior to agreeing join NeoReach, Mr. Sanguinetti had been working as an independent consultant between August 2004 and December 2004. Between November 2001 and August 2004, Mr. Sanguinetti served as President and Chief Executive Officer of Bermai Inc., a developer of next-generation semiconductor chips under the “Wi-Fi” standard. Prior to joining Bermai, Mr. Sanguinetti served from September 2000 to September 2001 as President of Speedcom Wireless Corporation, a wireless software technology company. From October 1999 until September 2000, Mr. Sanguinetti served as a Director of Speedcom and Evitek.

John Dumbleton. John Dumbleton has served as Executive Vice President of Sales and Business Development for Mobilepro since January 2005. He has over 13 years of experience in the telecommunications industry, with the last seven years of his career immediately preceding his service with Mobilepro, spent at Allegiance Telecom, where he was Senior Vice President of Wholesale Services and Indirect Channels. Prior to joining Allegiance, Mr. Dumbleton had worked for approximately seven years at MCI. Mr. Dumbleton received his bachelor’s degree in engineering and his M.B.A. from Virginia Polytechnic Institute and State University.

Chris MacFarland. Mr. MacFarland has served as a Director of the Company since December 2004.  Mr. MacFarland also serves as the chairman designate of the Company’s Nominating and Governance Committee. Mr. MacFarland is Vice President of Operations for BroadSoft, Inc., a Gaithersburg, Maryland company that is a leading software provider of hosted voice and multimedia applications for service providers, a position he has held since July 2004. Prior to joining BroadSoft, Mr. MacFarland was employed by Allegiance Telecom, a leading CLEC based in Dallas, Texas, where he served in a variety of positions between August 1998 and June 2004, most recently as Senior Vice President and Chief Technology Officer. He previously served as director of networks and consulting at Verio.

Michael G. O’Neil. Mr. O’Neil has served as a Director of the Company since December 2004.  Mr. O’Neil also serves as the chairman designate of the Company’s Audit Committee. Until retiring in May 2001, Mr. O’Neil was a director in the Investment Banking Division of the Corporate and Institutional Client Group at Merrill Lynch, Pierce, Fenner & Smith Incorporated, an investment banking firm, with whom he had been since 1972. Mr. O’Neil currently serves as a board member and sits on the Audit, Compensation and Nominating and Governance Committees for Massively Parallel Technologies, Inc., a privately held, software technology company specializing in high-speed computing. Mr. O’Neil also serves on the board of directors of Capstead Mortgage Corporation, an NYSE-listed company, where he sits on the Audit Committee and chairs that firm’s Governance Committee. He received his bachelor’s degree in economics from the University of California at Berkeley and his M.B.A. from the Wharton Graduate School of Business at the University of Pennsylvania. Mr. O’Neil also served in the United States Marine Corps.

Don Sledge. Mr. Sledge has served as a Director of the Company since January 2005.  Mr. Sledge also serves as the chairman designate of the Company’s Compensation Committee. Over the past 10 years, Mr. Sledge has focused on finance and investments. He is currently serving on the Board of Directors and as Chairman of the Compensation Committee of Merriman, Curhan, & Ford (MCF), an Amex-listed broker/dealer. Mr. Sledge has served as a member of the Board of Directors of MCF since September 1999. He also served as Chief Executive Officer of MCF between September 1999 and October 2000, and as Chairman of the Board from September 1999 until May 2001. Mr. Sledge also served as a General Partner of Fremont Communications from October 2000 until September 2003. In addition to serving on the Boards of Mobilepro and MCF, Mr. Sledge sits on the Board of Directors of three privately held companies. Mr. Sledge received both a bachelor’s degree and an M.B.A. from Texas Tech University. He also served in the United States Air Force.

Committees of the Board

The Board has three (3) standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee. The functions of each of these committees and their members are specified below. The Board has determined that each director who serves on these committees is “independent” as defined in Nasdaq Rule 4200(a)(15).

The members of the committees are identified in the following table.

Director	Audit Committee	Compensation Committee	Nominating and Governance Committee
Chris MacFarland	X	X	Chair
Michael O’Neil	Chair	X	X
Don Sledge	X	Chair	X

The Audit Committee is currently comprised of Messrs. Mr. O’Neil, MacFarland and Sledge, each of whom meets each of the independence and other requirements for audit committee members under the rules of The Nasdaq Stock Market. The Board of Directors has determined that Mr. O’Neil is an “audit committee financial expert” as defined by SEC regulations. The Board has also determined that one or more other members of the Audit Committee may also meet the definition of “audit committee financial expert” as defined by SEC regulations. The Audit Committee assists the Board in its oversight of our financial accounting, reporting and controls by meeting with members of management and our independent auditors. The committee has the responsibility to review our annual audited financial statements, and meets with management and the independent auditors at the end of each quarter to review the quarterly financial results. In addition, the committee considers and approves the employment of, and approves the fee arrangements with, independent auditors for audit and other functions. The Audit Committee reviews our accounting policies and internal controls. The Audit Committee has a written charter which was adopted on June 15, 2005.

The Compensation Committee is currently comprised of Messrs. MacFarland, Mr. O’Neil and Mr. Sledge. The Compensation Committee recommends cash-based and stock compensation for executive officers of Mobilepro, administers the company’s stock option and makes recommendations to the Board regarding such matters. The Compensation Committee has a written charter which was adopted on June 15, 2005.

The Nominating and Governance Committee is currently comprised of Messrs. MacFarland, Mr. O’Neil and Mr. Sledge. The Nominating and Governance Committee is entrusted with responsibility for consideration and review of corporate governance matters in addition to its responsibilities for nominating candidates for membership to the Board. The Nominating and Governance Committee has a written charter which was adopted on April 26, 2005.

Code of Ethics

The Company does not presently have a Code of Business Conduct and Ethics. We expect to adopt such a Code prior to our annual meeting and will report the adoption of a Code of Business Conduct and Ethics on Form 8-K promptly thereafter.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and related regulations require the Company’s directors, certain officers, and any persons holding more than 10% of the Company’s common stock (“reporting persons”) to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates have been established, and the Company is required to disclose in this Item 9 any failure to file by these dates during 2004.

The Company registered its securities under Section 12 of the Exchange Act on November 3, 2004. The initial reports of ownership on Form 3 were subsequently filed on December 3, 2004 by Jack W. Beech, Jr., Kurt Gordon and Jay O. Wright. Geoffrey B. Amend filed his initial report of ownership on Form 3 on December 30, 2004. Daniel Lozinsky and Kevin Kuykendall, a former director and former officer, respectively, also reported their initial ownership on Form 3 on December 3, 2004. Mr. Dumbleton was appointed as an officer on January 19, 2005. Mr. Dumbleton subsequently filed his initial report on Form 3 on February 2, 2005.

Mr. Lozinsky was late in reporting changes in ownership on Form 4 that occurred on December 23, December 23 and December 27. He reported those changes on December 30, 2004. Mr. Lozinsky was also late in reporting changes in ownership on Form 4 that occurred on December 30, 2004, January 3, 2005, January 4, 2005 and January 5, 2005. Mr. Lozinsky reported those changes on January 12, 2005. Mr. Lozinsky was late in reporting changes in ownership on Form 4 that occurred on January 7, 2005, January 10, 2005, January 11, 2005 and January 12, 2005. Mr. Lozinsky reported those changes on January 18, 2005. Mr. Lozinsky was late in reporting changes in ownership on Form 4 that occurred on January 18, 2005 and January 19, 2005. Mr. Lozinsky reported those changes on January 24, 2005.

Messrs. Amend, Gordon, MacFarland, O’Neil and Sledge were late in reporting warrants to purchase common stock granted on April 20, 2005 and ratified by the Board of Directors on June 16, 2005. A Form 4 was filed by Mr. Amend on June 21, 2005. A Form 4 was filed by Mr. Gordon on June 21, 2005. Form 4s were filed for each of Messrs. MacFarland and Sledge on June 22, 2005 and Mr. O’Neil on June 23, 2005.

Mr. Sanguinetti was late in filing his initial ownership on Form 3. A Form 5 was filed on June 23, 2005.

Mr. Mazerski was late in filing his initial ownership on Form 3. A Form 5 was filed on June 22, 2005 to report his initial ownership and subsequent grants that would have been reported on Form 4 if the Form 3 was timely filed.

In making this disclosure, the Company has relied on written representations of reporting persons and filings made with the Commission.

Item 10. Executive Compensation

Executive Compensation

Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended March 31, 2005, 2004 and 2003, paid to our most highly compensated executive officers.

Summary Compensation Table

	Annual Compensation					Long Term Compensation
Name and Principal Position	Year	Salary(1)	Paid Bonus	Deferred Bonus(2)	Total Bonus	Securities Underlying Options	All Other Compensation

Jay O. Wright (3)	2005	$179,000	$317,150	$649,062	$966,212	15,182,500	--
Chief Executive Officer and	2004	$45,500	$17,990	--	$17,990	--	--
President	2003	--	--	--	--	--	--

Kurt Gordon (4)	2005	$174,000	$297,150	$649,062	$946,212	--	--
Chief Financial Officer	2004	$13,000	$10,000	--	$10,000	6,500,000	--
	2003	--	--	--	--	--	--

Jack W. Beech (5)	2005	$145,360	$25,708	$99,292	$125,000	--	--
President, DFW Internet Services, Inc.	2004	$36,340	$125,000	--	$125,000	--	--
	2003	--			--	--	--

Geoffrey B. Amend (6)	2005	$56,250	--	--	--	2,000,000	--
General Counsel	2004	--	--	--	--	--	--
	2003	--	--	--	--	--	--

Tom Mazerski (7)	2005	$83,077	--	--	--	500,000	--
Chief Executive Officer	2004	--	--	--	--	--	--
Close Call America, Inc.	2003	--	--	--	--	--	--

Tammy Martin (8)	2005	$68,069	--	--	--	--	--
Chief Executive Officer	2004	--	--	--	--	--	--
Davel Communications, Inc.	2003	--	--	--	--	--	--

Bruce Sanguinetti (9)	2005	$45,000	--	--	--	3,000,000	--
Chief Executive Officer and	2004	--	--	--	--	--	--
President, NeoReach, Inc.	2003	--	--	--	--	--	--
________________________

(1)
Mr. Wright, Mr. Gordon and Mr. Beech, each joined our Company during the Fiscal Year ended March 31, 2004. Mr. Amend, Mr. Mazerski, Mr. Sanguinetti and Ms. Martin, each joined our Company during the Fiscal Year ended March 31, 2005. A description of each officer’s compensation package is provided below.

(2)
Mr. Wright and Mr. Gordon each agreed to defer $649,062 in bonus compensation payable to each of them during the fiscal year ending March 31, 2005, for bonuses earned under the terms of their respective employment agreements. Mr. Wright and Mr. Gordon were paid bonuses of $317,150 and $297,150, respectively, during the fiscal year ending March 31, 2005.

(3)
Mr. Jay O. Wright joined us in December 2003 as Chief Executive Officer. Mr. Wright was paid a base salary of $180,000 in calendar year 2004 and was eligible to receive a bonus equal to 1% of the revenues for the most recent 12 month period of each acquisition made by the Company during his employment period. Mr. Wright also received warrants to purchase 15,182,500 shares of our common stock at an exercise price of $0.018 per share upon the execution of his initial employment agreement. The warrants became exercisable as to 3,682,500 shares on April 15, 2004 and as to an additional 4,300,000 shares upon the Company achieving a market a $25 million market cap for ten (10) consecutive trading days and a price per share of not less than $0.07, which has occurred. The remaining 7,200,000 shares began vesting ratably on May 15, 2004 in an amount of 300,000 shares on that date and each month thereafter until April 15, 2006. Mr. Wright also received $20,000 in connection with the warrants. Subsequent to year-end March 31, 2005, Mr. Wright’s employment agreement was amended to, among other things, extend his employment period to December 31, 2007. Mr. Wright’s base salary has been increased to $210,000 for calendar year 2005, $240,000 for calendar year 2006 and $270,000 for calendar year 2007. The terms of the new employment agreement eliminate the payment of bonuses as a result of the closing of an acquisition. Mr. Wright is now eligible to receive up to $240,000 in bonuses tied to certain deliverables and profitability. In connection with the execution of the new employment agreement, Mr. Wright also received additional warrants to purchase 5,000,000 shares of our common stock at an exercise price of $0.22 per share, which warrants vest ratably from April 1, 2005 to December 31, 2007.

(4)
Mr. Kurt Gordon joined us in February 2004 as Chief Financial Officer. Mr. Gordon was paid a base salary of $156,000 in calendar year 2004 and was eligible to receive a bonus equal to 1% of the revenues for the most recent 12 month period of each acquisition made by the Company during his employment period. Mr. Gordon also received a warrant to purchase up to 6,500,000 shares of common stock at an exercise price of $0.018 per share upon the execution of his employment agreement. The warrant became exercisable as to 500,000 shares on March 1, 2004 and as to an additional 2,250,000 shares upon the Company achieving a market a $25 million market cap for ten (10) consecutive trading days and a price per share of not less than $0.07, which has occurred. The remaining 3,750,000 shares began vesting ratably on March 1, 2004 as to 156,250 shares and each month thereafter until February 1, 2006. Effective April 1, 2005, Mr. Gordon’s employment agreement was amended to, among other things, extend his employment period to March 31, 2006. The terms of the new employment agreement eliminate the payment of bonuses as a result of the closing of an acquisition. Mr. Gordon’s base salary was increased to $210,000 per year. Mr. Gordon is eligible to receive $140,000 in bonuses tied to certain deliverables and profitability. In connection with the execution of the new employment agreement, Mr. Gordon also received additional warrants to purchase 1,500,000 shares of our common stock at an exercise price of $0.22 per share, which warrants vest ratably from April 1, 2005 to March 31, 2006.

(5)
Mr. Jack Beech joined us in January 2004 as President of our subsidiary DFW Internet Services, Inc. Mr. Beech’s services to our Company are provided under the terms of a Consulting Agreement by and among the Company, DFW Internet Services, Inc., Beech Holdings, Inc. (“BHI”) and Mr. Beech. Through BHI, Mr. Beech is paid a consulting fee of $145,360.65 and is eligible to additional fees of up to $125,000 annually for the first three years of BHI’s engagement by the Company. Mr. Beech is also eligible to receive annual bonuses as the Board may determine from time to time. BHI was paid a $125,000 fee in January 2004 and $25,708 in January 2005. BHI agreed to a deferral of $99,292 in bonus compensation payable in January 2005 under the terms of the above referenced Consulting Agreement.

(6)
Mr. Geoffrey B. Amend joined us in November 2004 as General Counsel. Mr. Amend is paid a base salary of $150,000 per year and is eligible to receive a bonus equal to 1.0% of the Company’s EBITDA for each fiscal year, but no greater than $90,000 for any 12-month period. Mr. Amend also received a warrant to purchase up to 2,000,000 shares of our common stock, which warrants are exercisable at price of $0.20 per share. The warrants began vesting ratably over twenty-four months on December 1, 2004. Subsequent to year end March 31, 2005, Mr. Amend’s employment agreement was amended to, among other things, extend his employment period to March 31, 2007 and increase his base salary to $180,000 per year. In connection with the execution of the new employment agreement, Mr. Amend also received additional warrants to purchase 1,500,000 shares of our common stock at an exercise price of $0.15 per share. The warrants vest ratably from April 20, 2005 to March 31, 2007.

(7)
Mr. Mazerski joined us in October 2004 as Chief Executive Officer of our subsidiary CloseCall America, Inc. Mr. Mazerski is paid a base salary of $180,000 per year and is eligible to receive a bonus equal to 2.5% of adjusted EBITDA from all Telco Operations. Mr. Mazerski also received an option to purchase up to 500,000 shares of common stock at an exercise price of $0.20 per share. Those options were subsequently reclassified as warrants to purchase common stock. Two Hundred Fifty Thousand (250,000) warrants to purchase our common stock vest ratably over the twenty-four months following the execution of the Agreement and the remaining warrants vest upon Mobilepro’s Telco Operations reaching $5,000,000 in Adjusted EBIDTA. In April 2005, we granted Mr. Mazerski additional warrants to purchase 1,500,000 shares of our common stock at an exercise price of $0.15 per share that vest ratably from April 20, 2005 to October 15, 2006.

(8)
Ms. Martin joined us in November 2004 as General Counsel of our subsidiary Davel Communications, Inc. Ms. Martin is paid a base salary of $186,295 per year and an annual car allowance of $8,400. In May 2005, Ms. Martin was promoted to Chief Executive Officer of Davel Communications, Inc. Ms. Martin also received warrants to purchase 1,500,000 shares of our common stock at an exercise price of $0.15 per share that vest ratably from April 20, 2005 to March 31, 2006.

(9)
Mr. Sanguinetti joined us in January 2005 as President and Chief Executive Officer of our subsidiary NeoReach, Inc. Mr. Sanguinetti is paid a base salary of $180,000 per year and is eligible to receive a bonus on terms and conditions to be mutually agreed upon by Mr. Sanguinetti and the Company. Such annual bonus will be targeted to achieve between 25% and 150% of Mr. Sanguinetti’s base salary. Mr. Sanguinetti also received a warrant to purchase up to 3,000,000 shares of common stock at an exercise price of $0.16 per share. The warrants vest ratably over the initial twelve months of his employment.

Option/SAR Grants in Last Fiscal Year
(Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/SARs Granted to Employees In Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date
Jay O. Wright (1)	15,182,500	53.6%	$0.018	4/15/14
Kurt Gordon	0	N/A	N/A	N/A
Jack W. Beech	0	N/A	N/A	N/A
Geoffrey Amend (1)	2,000,000	7.1%	$0.20	11/1/14
John Dumbleton (1)	2,000,000	7.1%	$0.17	1/17/15
Tom Mazerski (1)	500,000	1.8%	$0.225	10/18/14
Tammy Martin	0	N/A	N/A	N/A
Bruce Sanguinetti (1)	3,000,000	10.6%	$0.16	1/1/15

(1) The vesting provisions of each of the above listed options or warrants are provided above.

Aggregated Option Exercises In Last Fiscal Year And Fiscal
Year-End Option Values

The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options and warrants as of the fiscal year ended March 31, 2005 by our executive officers listed in the Summary Compensation Table above.

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at March 31, 2005(1) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at March 31, 2005(1) Exercisable/Unexercisable
Jay O. Wright	0	$0	11,282,500 / 3,900,000	$1,714,940 / $592,800
Kurt Gordon	0	$0	4,625,000 / 1,875,000	$703,000 / $285,000
Jack W. Beech	0	$0	0 / 0	$ 0 / $0
Geoffrey B. Amend	0	$0	208,333 / 1,791,667	$0 / $0
John Dumbleton	0	$0	666,666 / 1,333,334	$0 / $0
Tom Mazerski	0	$0	52,083 / 447,917	$0 / $0
Tammy Martin	0	$0	0 / 0	$0 / $0
Bruce Sanguinetti	0	$0	750,000 / 2,250,000	$7,500 / $22,500
_________________________

(1)
The value of unexercised in-the-money options at fiscal year end is calculated using the last sale price of $0.17 per share as of March 31, 2005, the last trading day of fiscal year 2005 as reported on the OTC Bulletin Board, less the applicable exercise price.

Compensation of Directors

We are providing our independent directors $2,500 per month as compensation for services provided as a Director.

In April 2004, in connection with his agreement to serve on our Board of Directors, we granted Mr. Lozinsky a warrant to purchase 6,000,000 shares of our common stock, at an exercise price of $0.018 per share. 4,000,000 of the 6,000,000 shares related to prior services rendered and the remaining 2,000,000 were for future services which warrants were to vest over a two year period.

Prior to his election to our Board of Directors, Mr. O’Neil had been serving on our advisory board. In connection with his service on the advisory board, in January 2004, we granted Mr. O’Neil a warrant to purchase 800,000 shares of our common stock, at an exercise price of $0.02 per share.

Prior to his election to our Board of Directors, Mr. MacFarland had been serving on our advisory board. In connection with his service on the advisory board, in March 2004, we granted Mr. MacFarland an option to purchase 800,000 shares of our common stock, at an exercise price of $0.10 per share.

In January 2005, in connection with his agreement to serve on our Board of Directors, we granted Mr. Sledge a warrant to purchase 500,000 shares of our common stock, at an exercise price of $0.185 per share.

In April 2005 we granted each of our independent directors, Mr. MacFarland, Mr. O’Neil and Mr. Sledge warrants to purchase 250,000 shares of our common stock, at an exercise price of $0.15 per share.

Employment Agreements

Mr. Jay O. Wright joined us in December 2003 as Chief Executive Officer. Effective April 1, 2005 Mr. Wright is paid a base salary of $210,000 per year for calendar year 2005, $240,000 for calendar year 2006 and $270,000 for calendar year 2007. Additionally, Mr. Wright is eligible to receive annual bonuses of up to $240,000 based on certain targets established by the board of directors. Under the terms of Mr. Wright’s prior employment agreement, he was granted warrants to purchase 15,182,500 shares of our common stock at an exercise price of $0.018 per share. In connection with the execution of a new employment agreement, Mr. Wright was granted additional warrants to purchase 5,000,000 shares of our common stock at an exercise price of $0.22 per share, which warrants vest ratably from April 1, 2005 to December 31, 2007. Mr. Wright is subject to a lock-up agreement, which prohibits Mr. Wright from selling shares until April 15, 2006, and limits his sale of shares thereafter to no more than 1 million shares per quarter. If Mr. Wright terminates his employment for Good Reason (as is defined in his employment agreement) or is terminated without Cause (as is defined in his employment agreement), Mr. Wright may be entitled to receive a lump-sum cash payment equal to nine months salary.

Mr. Kurt Gordon joined us in February 2004 as Chief Financial Officer. Effective April 1, 2005 Mr. Gordon is paid a base salary of $210,000 for calendar year 2005 and is eligible to receive up to $140,000 in bonuses tied to certain deliverables and profitability. Under the terms of Mr. Gordon’s initial employment agreement he was granted a warrant to purchase up to 6,500,000 shares of our common stock at an exercise price of $0.018 per share. In connection with the execution of a new employment agreement, Mr. Gordon was granted additional warrants to purchase 1,500,000 shares of our common stock at an exercise price of $0.22 per share, which warrants vest ratably from April 1, 2005 to March 31, 2006. Mr. Gordon is subject to a lock-up agreement, which prohibits Mr. Gordon from selling more than 1 million shares per quarter. If Mr. Gordon terminates his agreement for Good Reason (as is defined in his employment agreement) or is terminated without Cause (as is defined in his employment agreement), Mr. Gordon may be entitled to receive a lump-sum cash payment equal to nine months salary.

Mr. Geoffrey B. Amend joined us in November 2005 as General Counsel. Mr. Amend is paid a base salary of $180,000 per year and is eligible to receive a bonus equal to 1.0% of the Company’s EBITDA for each fiscal year, but no greater than $90,000 for any 12-month period. Upon execution of his initial employment agreement, Mr. Amend received a warrant to purchase up to 2,000,000 shares of our common stock, which warrants are exercisable at price of $0.20 per share. The warrants began vesting ratably over twenty-four months on December 1, 2004. In connection with the execution of a new employment agreement, Mr. Amend also received additional warrants to purchase 1,500,000 shares of our common stock at an exercise price of $0.15 per share. The warrants vest ratably from April 20, 2005 to March 31, 2007. If Mr. Amend terminates his agreement for Good Reason (as is defined in his employment agreement) or is terminated without Cause (as is defined in his employment agreement), Mr. Amend may be entitled to receive a lump-sum cash payment equal to six months salary and the additional vesting of any unvested warrants, excluding those warrants that are exercisable only if certain EBITDA targets are missed, which shall only be accelerated if the EBITDA target described in his employment agreement is met within ninety days of termination.

Mr. John Dumbleton joined us in January 2005 as Executive Vice President of Sales and Business Development. Mr. Dumbleton is paid a base salary of $180,000 and is eligible to receive a bonus on terms and conditions to be mutually agreed upon by Mr. Dumbleton and the Company. Mr. Dumbleton also received a warrant to purchase up to 2,000,000 shares of common stock at an exercise price of $0.17 per share. The warrants vest ratably over the initial twelve months of his employment. If Mr. Dumbleton terminates his agreement for Good Reason (as is defined in his employment agreement) or is terminated without Cause (as is defined in his employment agreement), Mr. Dumbleton may be entitled to receive a lump-sum cash payment equal to six months salary and the additional vesting of any unvested warrants, which warrants may be exercised within twenty-four months of termination.

Mr. Jack Beech joined us in January 2004 as President of our subsidiary DFW Internet Services, Inc. Mr. Beech’s services to our Company are provided under the terms of a Consulting Agreement by and among the Company, Beech Holdings, Inc. (“BHI”) and Mr. Beech. Through BHI, Mr. Beech is paid a base salary of $145,360 and is eligible to receive bonuses of up to $125,000 annually for the first three years of BHI’s engagement by the Company. Mr. Beech is also eligible to receive annual bonuses as the Board may determine from time to time. If BHI terminates its agreement with us for Good Reason (as is defined in the consulting agreement) or without Cause (as is defined in the consulting agreement), BHI may be entitled to receive an additional twelve months of consulting fees.

Mr. Tom Mazerski joined us in October 2004 as Chief Executive Officer of our subsidiary CloseCall America, Inc. Mr. Mazerski is paid a base salary of $180,000 per year and is eligible to receive a bonus equal to 2.5% of adjusted EBITDA from all Telco Operations. Mr. Mazerski also received an option to purchase up to 500,000 shares of common stock at an exercise price of $0.20 per share, of which 52,083 are fully vested. Subsequent to year end March 31, 2005, Mr. Mazerski received additional warrants to purchase 1,500,000 shares of our common stock at an exercise price of $0.15 per share that vest ratably from April 20, 2005 to October 15, 2006. If Mr. Mazerski terminates his agreement for Good Reason (as is defined in his employment agreement) or is terminated without Cause (as is defined in his employment agreement), Mr. Mazerski may be entitled to receive a lump-sum cash payment equal to six months salary and the additional vesting of any unvested options, which options may be exercised within ten years.

Ms. Tammy Martin joined us in November 2004 as General Counsel of our subsidiary Davel Communications, Inc. and was subsequently promoted in May 2005 to Chief Executive Officer of Davel Communications, Inc. Ms. Martin is paid a base salary of $186,295 per year and an annual car allowance of $8,400. Ms. Martin was also granted warrants to purchase 1,500,000 shares of our common stock at an exercise price of $0.15 per share which warrants vest ratably from April 20, 2005 to March 31, 2006. If Ms. Martin is terminated without Cause (as defined in her employment agreement), Ms. Martin may be entitled to continue receiving compensation for a period equal to six months or for the remaining term of her agreement, whichever is greater.

Mr. Bruce Sanguinetti joined us in January 2005 as Chief Executive Officer of our subsidiary Neoreach, Inc. Mr. Sanguinetti is paid a base salary of $180,000 per year and is eligible to receive a bonus on terms and conditions to be mutually agreed upon by Mr. Sanguinetti and the Company. Such annual bonus will be targeted to achieve between 25% and 150% of Mr. Sanguinetti’s base salary. Mr. Sanguinetti also received a warrant to purchase up to 3,000,000 shares of common stock at an exercise price of $0.16 per share. The warrants vest ratably over the initial twelve months of his employment. If Mr. Sanguinetti terminates his agreement for Good Reason (as is defined in his employment agreement) or is terminated without Cause (as is defined in his employment agreement), Mr. Sanguinetti may be entitled to receive a lump-sum cash payment equal to six months salary and the additional vesting of any unvested warrants, which warrants may be exercised within twelve months of termination.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Owners

As of May 27, 2005, other than the directors and executive officers (including Daniel Lozinsky, one of our former directors) identified in the table below, to our knowledge no person owned beneficially more than five percent (5%) of our common stock.

Directors and Executive Officers

The following table shows the amount of our capital stock beneficially owned by the directors and executive officers named in the Summary Compensation Table above and by all directors and executive officers as a group as of May 27, 2005. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of May 27, 2005, we had 361,018,011 shares of common stock outstanding.

		Shares
		Beneficially	Percent
Name and Address	Title of Class	Owned (1)	of Class(1)

Daniel Lozinsky c/o Mobilepro Corp. 6701 Democracy Blvd., Suite 300 Bethesda, MD 20817	Common	22,083,122	6.1%
Jay O. Wright 6701 Democracy Blvd., Suite 300 Bethesda, MD 20817	Common	13,088,561	3.6%
Kurt Gordon 6701 Democracy Blvd., Suite 300 Bethesda, MD 20817	Common	5,250,000	1.5%
Geoffrey B. Amend 6701 Democracy Blvd., Suite 300 Bethesda, MD 20817	Common	570,652	*
John Dumbleton 6701 Democracy Blvd., Suite 300 Bethesda, MD 20817	Common	1,000,000	*
Jack W. Beech 6701 Democracy Blvd., Suite 300 Bethesda, MD 20817	Common	9,308,863	2.6%
Tom Mazerski 6701 Democracy Blvd., Suite 300 Bethesda, MD 20817	Common	2,392,202	*
Tammy Martin 6701 Democracy Blvd., Suite 300 Bethesda, MD 20817	Common	343,750	*
Bruce Sanguinetti 6701 Democracy Blvd., Suite 300 Bethesda, MD 20817	Common	1,750,000	*
Officers and Directors as a Group (8 Persons)	Common	36,096,230	10.0%

_______________________

*	Less than 1%.

(1)
Applicable percentage of ownership is based on 361,018,011 shares of common stock outstanding as of May 27, 2005, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of May 27, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 12. Certain Relationships and Related Transactions.

We granted warrants to purchase our common stock to certain of our directors prior to their appointment to our Board of Directors in connection with their service as members of our advisory board. We subsequently provided additional grants to our directors in connection with their service as members of our Board of Directors. The terms of those grants are described in this Annual Report in our discussion of the compensation provided to our directors.

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

Item 13. Exhibits.

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated as of March 21, 2002, by and among Mobilepro Corp., NeoReach Acquisition Corp. and NeoReach, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 5, 2002
2.2	Agreement and Plan of Merger, dated as of January 20, 2004, by and among Mobilepro Corp., DFWI Acquisition Corp., DFW Internet Services, Inc., Jack W. Beech, Jr. and Jack W. Beech, Sr.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2004
2.3	Agreement and Plan of Merger, dated as of March 1, 2004, by and among DFW Internet Services, Inc., DFW Internet Acquisition Corp., Internet Express, Inc., J. Glenn Hughes and Loretta Hughes	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2004
2.4

Agreement and Plan of Merger, dated as of April 21, 2004, by and among DFW Internet Services, Inc., DFWA Acquisition Corp., August.Net Services, LLC, Louis G. Fausak, Andrew K. Fullford, John M. Scott, Dennis W. Simpson, Andrew T. Fausak, and Gayane Manasjan
Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2004
2.5	Agreement and Plan of Merger, dated as of June 3, 2004, by and among Mobilepro Corp., DFW Internet Services, Inc., DFWS Acquisition Corp., ShreveNet, Inc. and the stockholders identified therein	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2004
2.6	Asset Purchase Agreement, dated as of June 21, 2004, by and among Crescent Communications, Inc. and DFW Internet Services, Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2004
2.7	Agreement and Plan of Merger, dated July 6, 2004, by and among the Company, DFW Internet Services, Inc., DFWC Acquisition Corp., Clover Computer Corp. and Paul Sadler	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 8, 2004

Exhibit No.	Description	Location
2.8	Agreement and Plan of Merger, dated July 14, 2004, by and among DFW Internet Services, Inc., DFWT Acquisition Corp., Ticon.net, Inc. and the stockholders identified therein	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2004
2.9	Agreement and Plan of Merger, dated July 30, 2004, by and among the Company, Affinity Acquisition Corp., C.L.Y.K., Inc. and the stockholders identified therein	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 20, 2004
2.10	Amendment No. 1 to Agreement and Plan of Merger, dated December 28, 2004, by and among the Company, Affinity Acquisition Corp., C.L.Y.K., Inc. and the stockholders identified therein	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 21, 2005
2.11	Asset Purchase Agreement, dated as of August 13, 2004, by and among Web One, Inc., DFW Internet Services, Inc. and Jeff McMurphy	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2004
2.12	Agreement and Plan of Merger, dated August 31, 2004, by and among the Company, MVCC Acquisition Corp. and CloseCall America, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004
2.13	Amendment No. 1 to Agreement and Plan of Merger, dated September 30, 2004, by and among the Company, MVCC Acquisition Corp. and CloseCall America, Inc.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004
2.14

Loan Purchase Agreement and Transfer and Assignment of Shares, dated September 3, 2004, by and among the Company, Davel Acquisition Corp., Davel Communications, Inc. and certain stockholders identified therein

Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 9, 2004
2.15	Agreement and Plan of Merger, dated September 15, 2004, by and among the Company, DFWW Acquisition Corp., World Trade Network, Inc. and Jack Jui	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 15, 2004
2.16

Agreement and Plan of Merger, dated September 16, 2004, by and among the Company, DFW Internet Services, Inc., DFWR Acquisition Corp., The River Internet Access Co. and the stockholders identified therein

Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2004
3.1	Certificate of Incorporation, dated April 20, 2001, of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001
3.2	Certificate of Amendment of Certificate of Incorporation of Mobilepro Corp dated November 16, 2001.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001

Exhibit No.	Description	Location
3.3	Certificate of Amendment to Certificate of Incorporation of Mobilepro Corp. dated March 11, 2003	Incorporated by reference to Exhibit 3.11 to the Registrant’s Registration Statement on Form SB-2 filed on May 6, 2003
3.4	By-Laws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001
4.1	2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001
4.2	Amended and Restated 2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2004
4.3	Registration Rights Agreement, dated September 16, 2004, by and among the Company and the persons and entities identified therein	Provided herewith
4.4	Registration Rights Agreement, dated November 15, 2004, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004
4.5	Form of Warrant issued on November 15, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004
10.1

Memorandum of Understanding between NeoReach, Inc., and RF Microelectronics Laboratory of Information and Communications University, South Korea dated July 31, 2002 for opportunities to cooperate in research, particularly in RF-CMOS ASICs development for RF transceiver of third generation W-CDMA standard.

Incorporated by reference to Exhibit 10.2 to the Registrant’s amended Quarterly Report on Form 10-QSB/A filed on October 4, 2002
10.2	Executive Employment Agreement, dated December 15, 2003, between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 13, 2004.
10.3	Executive Employment Agreement, dated April 15, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.15 to the Amendment to Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004.
10.4	Amended and Restated Executive Employment Agreement, dated June 9, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2004
10.5	Executive Employment Agreement, dated February 20, 2004 between Kurt Gordon and the Company	Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2004

Exhibit No.	Description	Location
10.6	Standby Equity Distribution Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004.
10.7	Registration Rights Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004.
10.8	Placement Agent Agreement, dated May 13, 2004 between the Company and Newbridge Securities Corporation	Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004.
10.9	Escrow Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004.
10.10	Consulting Agreement by and among Mobilepro Corp., DFW Internet Services, Inc., Beech Holdings, Inc. and Jack W. Beech, Jr.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2004
10.11	Executive Employment Agreement dated June 10, 2004 between Kevin Kuykendall and Mobilepro Corp.	Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2004
10.12	Amended and Restated Executive Employment Agreement dated October 14, 2004, between Kevin Kuykendall and the Company	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.13	Development Agreement by and among the Company, NeoReach, Inc. and Information and Communications University*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.14	Promissory Note issued by the Company to Cornell Capital on August 23, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.15	Security Agreement between the Company and Cornell Capital dated August 23, 2004	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.16	Promissory Note issued by the Company to Cornell Capital on August 25, 2004	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.17	Security Agreement between the Company and Cornell Capital dated August 25, 2004	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.18	Letter Agreement between the Company and Cornell Capital dated August 27, 2004	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004

Exhibit No.	Description	Location
10.19	Promissory Note issued by the Company to Cornell Capital on August 27, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004
10.20	Security Agreement between the Company and Cornell Capital dated August 27, 2004	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004
10.21	Promissory Note issued by the Company to Cornell Capital on September 22, 2004	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.22	Security Agreement between the Company and Cornell Capital dated September 22, 2004	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.23	Executive Employment Agreement by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004
10.24	Executive Employment Agreement dated November 2, 2004, between Geoffrey Amend and the Company	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 14, 2005
10.25	Executive Employment Agreement dated December 1, 2004, between Bruce Sanguinetti and the Company	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 14, 2005
10.26	Credit Agreement, dated November 15, 2004, by and among the Company, Davel Acquisition Corp. and Airlie Opportunity Master Fund, Ltd.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004
10.27	Executive Employment Agreement dated December 15, 2004, between John Dumbleton and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2004
10.28	Employment Agreement dated February 28, 2005 between Davel Communications, Inc. and Tammy L. Martin	Provided herewith
10.29	Amendment No. 1 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated April 20, 2005	Provided herewith
10.30	Amendment No. 2 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated May 26, 2005	Provided herewith
10.31	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2005

Exhibit No.	Description	Location
10.32	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Kurt Gordon and the Company	Provided herewith
10.33	Amended and Restated Executive Employment Agreement, dated June 16, 2005 by and among the Company, CloseCall America, Inc. and Tom Mazerski	Provided herewith
10.34	Amended and Restated Executive Employment Agreement, dated June 16, 2005, between Geoffrey Amend and the Company	Provided herewith
10.35	Securities Purchase Agreement, dated as of May 13, 2005, by and between the Company and Cornell Capital	Provided herewith
10.36	Secured Convertible Debenture, issued on May 13, 2005 by the Company to Cornell Capital	Provided herewith
10.37	Amended and Restated Collateral Assignment of Intellectual Property Rights, made as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Provided herewith
10.38	Amended and Restated Security Agreement, dated as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Provided herewith
10.39	Investor Registration Rights Agreement, dated as of May 13, 2005 by and between the Company and Cornell Capital	Provided herewith
10.40	Amended and Restated Guaranty Agreement, dated as of May 13, 2005, made by each of the direct and indirect subsidiaries of the Company in favor Cornell Capital	Provided herewith
10.41	Warrant issued by the Company to Cornell Capital	Provided herewith
20.1	Letter from Jay O. Wright, President and Chief Executive Officer of the Company to the Stockholders, dated June 9, 2004	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2004
20.2	Letter from Jay O. Wright, President and Chief Executive Officer of the Company to the Stockholders, dated September 30, 2004	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2004
20.3	Letter from Jay O. Wright, President and Chief Executive Officer of the Company to the Stockholders, dated December 17, 2004	Provided herewith

Exhibit No.	Description	Location
20.4	Letter from Jay O. Wright, President and Chief Executive Officer of the Company to the Stockholders, dated April 21, 2005	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2005
21.1	Subsidiaries of Registrant	Provided herewith.
23.1	Consent of Bagell, Josephs & Company, L.L.C.	Provided herewith
31.1	Certification by Jay O. Wright, Chief Executive Officer, pursuant to Rule 13a-14(a)	Provided herewith
31.2	Certification by Kurt Gordon, Chief Financial Officer, pursuant to Rule 13a-14(a)	Provided herewith
32.1	Certification by Jay O. Wright and Kurt Gordon, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Provided herewith

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

Item 14. Principal Accountant Fees and Services.

During the fiscal years ended March 31, 2005 and 2004, the aggregate fees billed by Bagell, Josephs & Company, L.L.C.

	2005	2004
Audit Fees	$32,500	$25,237.50
Audit Related Fees	$0	$0
Tax Fees	$2,000	$2,000
All Other Fees	$110,000	$18,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the quarterly consolidated financial statements and services that are normally provided by Bagell, Josephs & Company L.L.C., in connection with statutory and regulatory filings or engagements.

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

Mobilepro Corp.

By	/s/ Jay O. Wright
Name:	Jay O. Wright
Title:	President and Chief Executive Officer,

Date:	June 27, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jay O. Wright	President, Chief Executive Officer,	June 27, 2005
Jay O. Wright	Principal Executive Officer and Director

/s/ Kurt Gordon	Chief Financial Officer, Principal Financial and Principal Accounting Officer	June 27, 2005
Kurt Gordon

/s/ Jack W. Beech	Director	June 27, 2005
Jack W. Beech

/s/ Chris MacFarland	Director	June 27, 2005
Chris MacFarland

/s/ Michael O’Neil	Director	June 27, 2005
Michael O’Neil

/s/ Don Sledge	Director	June 27, 2005
Don Sledge