Form 10QSB
period 2005-06-30
MOBILEPRO CORP
filed 2005-08-15
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2005

Commission File Number 000-51010

MOBILEPRO CORP.

(Exact name of registrant as specified in charter)

DELAWARE	87-0419571
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6701 Democracy Boulevard, Suite 300, Bethesda, MD	20817
(Address of principal executive offices)	(Zip Code)

(301) 315-9040

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒        No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 5, 2005, the Company had 379,978,011 outstanding shares of its common stock, $0.001 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND JUNE 30, 2005
ASSETS

	March 31,	June 30,
	2005	2005
	(audited)	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$4,669,787	$4,988,956
Restricted cash	429,954	418,193
Accounts receivable, net	12,658,313	12,911,405
Investments, at cost	450,000	450,000
Prepaid expenses and other current assets	2,061,697	2,186,781

Total Current Assets	20,269,751	20,955,335

Fixed assets, net of accumulated depreciation	13,193,056	13,356,936

OTHER ASSETS
Goodwill, net of impairment	32,579,099	37,190,456
Customer contracts and relationships	-	6,578,550
Other intangible assets, net of amortization	4,476,461	4,150,456
Deferred financing fees, net of amortization	1,026,667	806,667
Other assets	1,277,897	2,164,378

	39,360,124	50,890,507

TOTAL ASSETS	$72,822,931	$85,202,778

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
MARCH 31, 2005 AND JUNE 30, 2005
LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	June 30,
	2005	2005
	(audited)	(unaudited)

CURRENT LIABILITIES
Current portion of convertible debenture	$-	$2,000,000
Notes payable under the Standby Equity Distribution Agreement ( the "SEDA")	6,500,000	5,900,000
Current portion of other notes payable	19,035,263	6,109,253
Accounts payable and accrued expenses	19,863,088	17,507,009
Liability for common stock to be issued	-	1,809,373
Deferred revenue	3,470,731	3,490,664

Total Current Liabilities	48,869,082	36,816,299

LONG-TERM LIABILITIES
Convertible debenture, net of unamortized debt discount of $802,725	-	12,697,275
Notes payable and other long-term liabilities, net of current maturities	999,196	1,661,816

Total Long-Term Liabilities	999,196	14,359,091

TOTAL LIABILITIES	49,868,278	51,175,390

MINORITY INTEREST	600,000	3,675,000

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,035,425 shares authorized and 35,378 shares issued and outstanding at March 31, 2005
and June 30, 2005	35	35
Common stock, $.001 par value, 600,000,000 shares authorized and 355,918,011 and 373,978,011 shares issued and outstanding
at March 31, 2005 and June 30, 2005	355,918	373,978
Additional paid-in capital	43,195,250	50,755,734
Accumulated deficit, beginning of period	(15,836,828)	(21,196,550)
Net income (loss) for the period	(5,359,722)	419,191

Total Stockholders' Equity	22,354,653	30,352,388

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,822,931	$85,202,778

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	June 30,
	2004	2005

REVENUES	$1,170,164	$22,505,845

COSTS OF REVENUES	357,939	11,021,862

GROSS PROFIT	812,225	11,483,983

OPERATING EXPENSES
Payroll, professional fees and related expenses	910,051	3,678,652
Advertising and marketing expenses	55,378	518,664
Office rent and expenses	27,409	429,941
Travel and entertainment expenses	32,974	117,265
Other research and development costs	324	14,908
Other general and administrative expenses	201,118	4,550,810
Depreciation and amortization	39,944	822,377
Total Operating Expenses	1,267,198	10,132,617

OPERATING INCOME (LOSS)	(454,973)	1,351,366

INTEREST EXPENSE, NET	(302,466)	(932,175)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(757,439)	419,191
Provision for Income Taxes	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(757,439)	$419,191

NET INCOME (LOSS) PER SHARE
Basic	$(0.0033)	$0.0012
Diluted	$(0.0033)	$0.0010

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	232,277,996	360,778,231

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	June 30,
	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(757,439)	$419,191
Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Depreciation and amortization	39,944	822,377
Noncash interest expense	290,567	145,433
Common stock issued for services	-	15,000
Investments received for services	(150,000)	-
Changes in assets and liabilities
(Increase) in accounts receivable	(90,157)	(65,920)
(Increase) decrease in other current assets	(50,928)	53,665
(Increase) in other assets	-	(216,906)
Increase (decrease) in accounts payable and
and accrued expenses	54,911	(2,542,829)
Increase (decrease) in deferred revenue	(17,110)	19,933
Total adjustments	77,227	(1,769,247)

Net cash (used in) operating activities	(680,212)	(1,350,056)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions	(3,404,767)	(5,849,646)
Cash received in acquisition of subsidiaries	25,987	748,412
Capital expenditures, net	(68,054)	(606,265)

Net cash (used in) investing activities	(3,446,834)	(5,707,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under convertible debenture	-	15,500,000
Repayment of acquisition bridge loan	-	(13,000,000)
Borrowings under the equity line of credit and the SEDA	4,000,000	2,200,000
Borrowings under other notes payable	-	4,100,000
Debt financing fees	-	(1,295,000)
SEDA conversion fees	-	(315,000)
Increase in other long-term liabilities	-	291,779
Payments of notes payable	(55,721)	(105,055)
Proceeds from common stock issuances	23,999	-

Net cash provided by financing activities	$3,968,278	$7,376,724

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

	For the Three Months Ended June 30,
	2004	2005
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	$(158,768)	$319,169

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,955,607	4,669,787

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,796,839	$4,988,956

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$-	$12,769

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Issuance of common stock for:
Conversion of notes payable and accrued interest to common stock	$2,800,000	$8,335,188
Acquisition of WazAlliance	$-	$110,200
Conversion of payables to common stock	$90,000	$-
Debt financing fees paid in common stock	$1,760,000	$-
Transfer of notes payable to the SEDA	$-	$7,200,000
Goodwill recorded in acquisitions	$3,567,341	$3,409,158
Liability for common stock to be issued	$190,000	$1,809,373
Assumption of AFN liabilities	$-	$1,549,784
Amortization of SEDA deferred financing fees	$-	$220,000
Adjustment to minority interest	$-	$150,000
Note payable in escrow	$75,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(unaudited)

NOTE 1-	ORGANIZATION

Overview

Mobilepro Corp., incorporated under the laws of the State of Delaware in July 2000, is a wireless technology, telecommunications, broadband and integrated data communication services company that delivers a comprehensive suite of voice and data communications services to its customers, including local exchange, long distance, enhanced data, Internet, cellular, and wireless broadband, through its operations in three industry segments - voice services, Internet services and technology. Together with its consolidated subsidiaries, Mobilepro Corp. is hereinafter referred to as “Mobilepro” or the “Company”.

The Company’s voice services segment includes the operations of CloseCall America, Inc. (“CloseCall”), a Stevensville, Maryland-based competitive local exchange carrier (a “CLEC”), Davel Communications, Inc. (“Davel”), a Cleveland, Ohio-based independent payphone provider, and American Fiber Network, Inc. (“AFN”), a CLEC based in Kansas City, Kansas. The Company’s Internet services segment includes DFW Internet Services, Inc. (“DFW”, doing business as Nationwide Internet), an Irving, Texas-based Internet services provider and its acquired Internet service provider subsidiaries. The Company’s wireless technology development efforts are conducted primarily in Phoenix, Arizona, by a wholly owned subsidiary, NeoReach, Inc. (“NeoReach”), and its subsidiary, NeoReach Wireless, Inc.

Summary of Acquisition Activities

In April 2004, DFW acquired August.net Services LLC, an Internet service provider located in Texas, for $1,730,000 in cash and promissory notes.

In June 2004, DFW acquired ShreveNet, Inc. (“ShreveNet”), an Internet service provider located in Louisiana, for $1,250,000 in cash and common stock. The issued shares were valued at a fair value of $190,000 based on the average 20-day closing price ($0.2162 per share) prior to June 3, 2004. Mobilepro issued the common stock in August 2004.

In June 2004, DFW acquired certain assets of Crescent Communications, Inc., an Internet service provider located in Houston, for $1,194,767 in cash and a promissory note.

In June 2004, the Company acquired US1 Telecommunications, Inc., a long distance provider located in Kansas, for $135,282 in cash and conditional promissory notes.

In July 2004, DFW acquired Clover Computer Corporation (“Clover”), a Coshocton, Ohio-based Internet services provider with operations in several Ohio cities, for $1,216,993 in cash and promissory notes.

In July 2004, DFW acquired Ticon.net, a Janesville, Wisconsin-based Internet service provider with operations in Janesville and Milwaukee, for $1,000,000 in cash and promissory notes.

In August 2004, the Company acquired Affinity Telecom (“Affinity”), a Michigan-based CLEC and long distance carrier. The Company paid $2,513,000 in cash, notes, and a convertible note.

In August 2004, DFW acquired the customer base, corporate name and certain other assets of Web One, Inc. (“Web One”), a Kansas City, Missouri-based Internet service and web-hosting provider, for $1,960,000 in cash and common stock.

In September 2004, DFW acquired World Trade Network, Inc. an Internet services provider based in Houston, for $1,200,000 in cash and promissory notes.

In September 2004, DFW acquired The River Internet Access Co., an Internet services provider based in Tucson, Arizona, for $2,467,204 in cash and promissory notes.

In October 2004, Mobilepro acquired CloseCall, a CLEC offering local telephone service, long distance service, 1.800CloseCall prepaid calling cards, and wireless, dial-up and DSL Internet services. The purchase price included 1) a cash payment of $8,000,000, 2) 39,999,999 shares of Mobilepro’s common stock valued at $10,000,000, and 3) warrants to purchase 3,500,000 additional shares of Mobilepro’s common stock exercisable at $0.30 per share for 2,500,000 shares and $0.35 per share for 1,000,000 shares.

In November 2004, Mobilepro acquired Davel, the owner and operator of approximately 38,000 payphones in approximately 25,000 locations in 45 states and the District of Columbia. In connection with this transaction, the Company acquired all of Davel’s senior secured debt in the approximate principal amount of $103.1 million, a $1.3 million note receivable from Davel held by one of its secured lenders, and approximately 95.2% of the common stock of Davel. The purchase price included cash of $14,000,000 plus warrants to purchase up to 5,000,000 shares of common stock at the price of $0.30 per share. In May 2005, the Company purchased the remaining 4.8% of Davel’s outstanding common stock for $450,000 cash.

In May 2005, NeoReach acquired WazAlliance, a network of metro-wide commercial and residential wireless Internet access zones for a total purchase price of $257,500. Consideration included the issuance of 760,000 shares of Mobilepro’s common stock valued at $110,200, a liability to issue an addition 540,000 shares of common stock valued at $78,300, and the payment of certain liabilities in the amount of $69,000 on behalf of WazAlliance. The Company had previously partnered with WazAlliance in connection with projects to deploy full-scale metro-wide service in both Tempe and Chandler, Arizona, known as WazTempe and WazChandler. The network also includes WazHamptonRoads and WazMaui. This alliance provides citywide multi-band wireless networks for municipal vehicles and personnel, including public safety employees as well as services for residences, retail businesses, schools, public events, hotels and resorts, and public transportation.

In June 2005, the Company acquired Evergreen Open Broadband (“Evergreen”), a wholesale wireless Internet service provider based in Boston, for a purchase price of approximately $231,073 representing 1,505,360 shares of Mobilepro common stock to be issued and valued at $0.1535 per share based on the date that the parties reached agreement on the terms of the acquisition.

In June 2005, the Company acquired a 51% ownership interest in Kite Broadband, LLC (“Kite”) with the investment of $3,825,000 cash. On June 30, 2005, Kite closed the Master Agreement for Services (the “Sprint Agreement”) with Sprint Communications Company L.P. (“Sprint”) under which Kite shall provide services to Sprint’s broadband customers in fourteen (14) metropolitan markets for a period of three years utilizing the Sprint mark. The Agreement covers, among other things, the provisioning of certain customer-facing services, such as customer operations and call center management, sales, marketing, billing, collection, installation and repair. Kite is entitled to have Sprint remit collected customer revenues in exchange for these services and is required to remit a monthly fee back to Sprint for network support and transport services. The customers remain Sprint customers during the three-year term of the Agreement. Upon expiration of the Agreement, Kite will have the option to acquire the then existing customers pursuant to the terms of the Agreement. All network and spectrum assets will remain Sprint property. Should Kite exercise this bargain purchase option, Sprint has a right of first refusal to acquire the customer base back at estimated fair value. The remaining 49% minority ownership of Kite was reflected in the condensed consolidated balance sheet at June 30, 2005 as minority interest in the amount of $3,675,000.

In June 2005, Mobilepro acquired AFN, a CLEC that is licensed to provide local telephone, long distance and Internet services in the forty-eight (48) states, for consideration of $3,000,000, including a liability to issue 10,000,000 shares of Mobilepro common stock and a cash payment of $1,500,000. The Company also assumed liabilities totaling $1,549,784 including $1,337,103 payable to a related party company that supplies administrative and support services to AFN.

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In accordance with the requirements of Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has provided certain financial information relating to the operating results and assets of its industry segments (see Note 9) based on the manner in which management disaggregates the Company in making internal operating decisions.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring, and that are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results that will be achieved for the fiscal year ending March 31, 2006.

Reclassifications

Certain prior-period financial statement balances have been reclassified to conform to the June 30, 2005 presentation. The reclassifications resulted in no changes to the accumulated deficits reported in prior periods.

Revenue Recognition

The Company recognizes revenue related to local telephone, long distance, wireless calling and Internet access services when such services are rendered and collection is reasonably assured; it defers revenue for services that the Company bills in advance.

Revenue from product sales that contain embedded software is recognized in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition.” Accordingly, revenue related to shipments to credit-worthy customers without the collection of any portion of the corresponding fees being dependent on a future event is recorded at the time of shipment. The Company may grant extended payment terms to customers without established credit. Revenue related to shipments to such customers is recorded only upon the receipt of cash until a significant portion of the sales price is received. The Company considers the recognition of revenue related to shipments to value-added-resellers to be dependent upon the occurrence of a future event. Accordingly, revenue is deferred until a significant portion of the sales price is received in cash. On certain transactions, payment by the customer is contingent upon installation or acceptance. Until it is accepted, the customer may have a right to return the product. The Company does not recognize revenue on these transactions until these related rights have lapsed. Certain of the Company’s product are sold with accompanying maintenance/service contracts. The Company allocates revenue to such maintenance/service contracts based on vendor-specific objective evidence of fair value as determined by the Company’s contract renewal rates. Revenue related to maintenance/service contracts is deferred and recognized ratably over the periods covered by the contracts.

Davel derives its payphone revenue from two principal sources: coin calls and non-coin calls. Revenue related to all calls, including dial-around compensation and operator service revenue, is recognized in the periods that the customers place the calls. Any variations between recorded amounts of revenue and actual cash receipts are accounted for at the time of receipt.

Non-coin operator service calls are handled by independent operator service providers. These carriers assume billing and collection responsibilities for operator-assisted calls originating on Davel’s payphone network and pay commissions to Davel based upon gross revenue. Davel recognizes revenue related to operator service calls in amounts equal to the commissions that it is entitled to receive in the periods that the services are rendered.

Davel also recognizes revenue related to non-coin dial-around calls that are initiated from a Company payphone in order to gain access to a long distance company or to make a standard toll free call. Revenue related to such dial-around calls is recognized initially based on estimates. The inter-exchange carriers have historically paid for fewer dial-around calls than are actually made and the collection period for dial-around revenue is generally four to six months, but can be in excess of a year. Davel’s estimates of revenue are based on the historical analysis of calls placed versus amounts collected. These analyses are updated on a periodic basis. Recorded amounts of revenue are adjusted based on actual receipts and/or the subsequent revision of prior estimates.

Financing Fees

The financing fees paid in May 2004 to Cornell Capital Partners, L.P. (“Cornell Capital”) and others related to the negotiation of the Standby Equity Distribution Agreement (the “SEDA”) were deferred and, in the current year, are being amortized against additional paid-in-capital on a straight-line basis over the twenty-four (24) month term of the SEDA. These fees were paid with the issuance of 8,000,000 shares of Mobilepro common stock valued in the amount of $1,760,000. The Company recorded amortization of approximately $73,000 and $220,000 in the three-month periods ended June 30, 2004 and 2005, respectively. Fees paid to Cornell Capital and others at the time that funds are drawn under the SEDA, amounting to $315,000 in the three-month period ended June 30, 2005, are charged to additional paid-in-capital. The discount amounts provided to Cornell Partners upon the conversion of SEDA notes payable to shares of common stock, approximately $95,000 in the three-month period ended June 30, 2005, are included in interest expense.

The Company also incurred financing costs of $1,295,000 in May 2005 in connection with issuance of the $15.5 million convertible debenture to Cornell Partners and the early retirement of the bridge loan (see Note 3). These costs, including fees paid in cash to Cornell Partners, were charged to additional paid-in-capital.

Basic and Diluted Income (Loss) Per Share

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted income (loss) per share. Basic income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Options and warrants to purchase shares of common stock outstanding at June 30, 2004, were not included in the computation of diluted loss per share for the three-month period then ended as their effect would be anti-dilutive. The effects of debentures and other notes payable that were convertible into shares of common stock at June 30, 2004, were not included in the computations of diluted loss per share for the three-month period then ended as they would be anti-dilutive.

Accounting for Stock Options and Warrants

The Company accounts for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. APB Opinion No. 25 provides that compensation expense relative to a Company’s employee stock options is measured based on the intrinsic value of the stock options at the measurement date.

If compensation expense had been determined based on the fair value of the options at the grant dates consistent with the method of accounting proscribed by SFAS No. 123, “Accounting for Certain Transactions Involving Stock Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company’s net income (loss) per share would have changed to the pro forma amounts for the three-month periods ended June 30, 2004 and 2005 as indicated below:

	2004		2005
Net income (loss), as reported	$	(757,439)	$419,191
Add: Stock-based employee compensation expense included in reported net income (loss)		-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards		(4,595,592)	(1,820,768)

Pro forma net loss		$(5,353,031)	$(1,401,577)

Net income (loss) per share:
Diluted, as reported		$(0.0033)	$0.0010

Diluted, pro forma		$(0.0230)	$(0.0034)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the three-month periods ended June 30, 2004 and 2005:

	2004	2005
Dividend yield	None	None
Expected volatility	60%	60%
Risk-free interest rate	4.50%	3.00%
Expected term (in years)	9.58	10.00

For stock options granted during the three-month periods ended June 30, 2004 and 2005, the weighted-average grant-date fair value was $0.20 per share and $0.30 per share, respectively.

Property, Plant and Equipment

Furniture and equipment are included in fixed assets in the accompanying balance sheets and are stated at cost. Depreciation expense is computed using the straight-line method during the estimated useful life of each asset. When an asset is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized.

Fixed assets were as follows:

	Estimated Useful Lives (in years)	March 31, 2005	June 30, 2005
		(audited)	(unaudited)
Furniture and fixtures	7	$387,861	$397,563
Machinery and equipment	5	13,584,088	14,277,462
Leasehold improvements	7	263,452	351,487
Vehicles	5	287,733	287,732
Subtotals		14,523,134	15,314,244
Less accumulated depreciation		(1,330,078)	(1,957,308)
Fixed assets, net		$13,193,056	$13,356,936

The Company recorded depreciation expense of $39,944 and $619,177 for the three-month periods ended June 30, 2004 and 2005, respectively.

Customer Contracts and Relationships

In order to acquire certain customer rights under its agreement with Sprint, Kite made an up-front payment of $6,578,550, after adjustment for the difference in the closing number of customers subscribing to the service as compared to a target subscriber number. The purpose of the up-front payment was to acquire the existing customers and related revenue base, increasing the Company’s opportunity to leverage its broadband wireless market share.

Accordingly, the entire opportunity payment, net of the portion allocated to the value of the tangible assets and adjusted to include payments for legal and direct professional advisory fees, was capitalized as an intangible asset ascribed to the subscriber customer contracts and relationships and will be amortized on a straight-line basis over the finite life of the subscriber base. The Company has estimated this life to be ten years based upon an analysis of the operating history of the base and the average monthly disconnects. In addition, the Company intends to evaluate the value of this intangible asset for potential impairment at least annually and to adjust both the asset value and the prospective life in the future if determined necessary.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Through June 30, 2005, the Company has recorded goodwill in the aggregate amount of $37,190,456 in connection with its acquisitions, including $4,611,357 recorded in the three-month period ended June 30, 2005. The Company has also recorded certain other intangible assets in connection with the acquisitions of CloseCall, Davel and certain Internet service provider companies. The Company performs its annual impairment tests for goodwill at fiscal year-end. However, on a quarterly basis, management looks for events or circumstances that would more likely than not reduce the fair value of a reporting segment below its carrying amount. If the Company determines that the fair value of an acquired entity is less than the net assets of the entity, including goodwill, an impairment loss would be identified and recorded at that time. As of March 31, 2005 and June 30, 2005, the Company determined that there was no impairment of its goodwill.

Other intangible assets include location contracts with net balances of $2,965,456 and $2,805,663 at March 31, 2005 and June 30, 2005, respectively, representing Davel acquisition costs allocated to location owner payphone contracts and other costs associated with obtaining written and signed location contracts. These other assets are amortized on a straight-line basis over their estimated useful lives based on contract terms (generally 5 years). Accumulated amortization related to these contracts at March 31, 2005 and June 30, 2005 was $267,586 and $427,879, respectively. Amortization related to location contracts was $160,292 for the three-month period ended June 30, 2005.

Investments

During the year ended March 31, 2005, the Company provided certain management services to two emerging technology firms. As consideration, the Company received a 5% ownership in each firm. These investments were recorded in the amounts of $300,000 and $150,000, approximating the value of the services provided, and were included in the consolidated balance sheets at March 31, 2005 and June 30, 2005.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 31,	June 30,
	2005	2005
	(audited)	(unaudited)
Accounts payable	$17,250,586	$14,943,656
Accrued compensation	1,675,124	1,874,915
Accrued interest expense	937,378	688,438
Totals	$19,863,088	$17,507,009

Income Taxes

Effective July 14, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. The statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Because of its history of losses, the Company has not had any material federal state income tax obligations.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised SFAS No. 123. The revision was entitled “Share-Based Payment” (“SFAS No. 123R”), replacing SFAS 123 and superseding APB No. 25, and its scope encompasses a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

SFAS 123R requires that the compensation cost relating to share-based payment transactions be recorded in financial statements. For each transaction, compensation cost is to be measured based on the fair value of the equity or liability instrument issued. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition of compensation expense. In accordance with a recently-issued Securities and Exchange Commission rule, companies will be allowed to implement SFAS No. 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. The Company currently expects that it will adopt SFAS No. 123R for the fiscal quarter ending September 30, 2005.

Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is evaluating the requirements of SFAS No. 123R and expects that its adoption will have a material impact on the company’s consolidated financial position and consolidated results of operations including an increase in compensation expense for equity and liability instruments issued to employees. The company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

NOTE 3-	NOTES PAYABLE

Convertible Debenture

On May 13, 2005, the Company issued a convertible debenture (the “Debenture”) in the aggregate amount of $15.5 million to Cornell Capital. The Company used a significant portion of the proceeds to repay in full the remaining $13,000,000 balance of a note payable that bore interest at the rate of 23% and was due on November 15, 2005; the retired note was the source of bridge financing for the Company’s acquisition of Davel. Interest expense related to the retired note was $381,225 in the three-month period ended June 30, 2005.

The Debenture bears interest at an annual rate of 7.75% and is due and payable in the following installments over a three-year period: $500,000 is due on November 15, 2005; $1,500,000 is due on May 15, 2006; $1,000,000 is due on each of August 15, 2006, November 15, 2006 and February 15, 2007; $2,000,000 is due on each of May 15, 2007, August 15, 2007, November 15, 2007 and February 15, 2008; and the remaining $2,500,000 is due on May 15, 2008. The interest payable under the Debenture is due at the time of conversion or maturity; the holder of the Debenture may elect to receive the interest in cash or in the form of common stock of Mobilepro. Until the Debenture is repaid in full, Cornell Capital may elect to convert any portion of the outstanding principal amount of the Debenture, plus accrued interest, into shares of common stock of Mobilepro at a conversion price of $0.30 per share. The conversion price of the Debenture will adjust if the Company issues additional equity or instruments convertible into equity in connection with a transaction such as a stock dividend or a stock split pursuant to a formula included in the Debenture. For the three-month period ended June 30, 2005, the amount of percentage interest expense related to the Debenture was $157,973; this amount was also included in accrued liabilities at June 30, 2005.

The Debenture is secured by the assets of the Company.  The terms of the Debenture obligate the Company to comply with certain covenants including an agreement that, on March 1, 2006, if the Company’s aggregate indebtedness to Cornell Partners exceeds $4,000,000, the parties will enter a new SEDA in an amount not less than the amount of the indebtedness.

In connection with the issuance of the Debenture, the Company also issued to Cornell Capital a five-year warrant to purchase 6,000,000 shares of its common stock at an exercise price of $0.50 per share (the “Warrant”). If the Company issues additional equity or instruments convertible into equity as described in the Warrant, or is deemed to have done so, at a lower per share price than the then-effective Warrant exercise price, the exercise price may be adjusted downward to such lower per share price.

The face amount of the Debenture is reflected in the balance sheet at June 30, 2005, net of unamortized debt discount of $802,725. The net amount reflects the fair market value on the date of issuance after allocating the proceeds between the Debenture and the Warrant. Proceeds of $853,200 were allocated to the value of the Warrant. The discount on the Debenture resulting from the allocation of proceeds to the value of the Warrant is being amortized as a charge to interest expense over the three-year period until the Debentures become due in May 2008. Interest expense for the three-month period ended June 30, 2005 included debt discount amortization in the amount of $50,475.

Standby Equity Distribution Agreement (the “SEDA”)

On May 13, 2004, the Company entered into the SEDA with Cornell Capital that provides, generally, that Cornell Capital will purchase up to $100 million of the common stock of Mobilepro over a two-year period, with the time and amount of such purchases, if any, at the Company’s discretion. Cornell Capital will purchase the shares at a 2% discount to the prevailing market price of the common stock. There are certain conditions applicable to the Company’s ability to draw down on the SEDA including the continuing effectiveness of a registration statement covering the resale of all shares of common stock that may be issued to Cornell Capital under the SEDA, the Company’s payment of a fee to Cornell Capital and other advisors at the time of each draw (5% of the amount of each draw), and the Company’s adherence with certain other covenants.

In the event that Cornell Capital would hold more than 9.9% of the then outstanding common stock of the Company, the Company would be unable to draw down on the SEDA. At June 30, 2005, Cornell did not hold more than 9.9% of the then outstanding common stock of the Company.

In the three-month periods ended June 30, 2004 and 2005, the Company transferred borrowings under existing notes payable to Cornell Partners to the SEDA in the amounts of $2,000,000 and $7,200,000, respectively, and advanced 15,000,000 shares of its common stock in each of the periods to the escrow agent in accordance with the terms of the SEDA. In the three-month period ended June 30, 2005, the Company converted $7,800,000 in borrowings under the SEDA into 29,303,762 shares of common stock that were issued to Cornell Capital by the escrow agent. There were no borrowings converted to common stock under the SEDA in the three-month period ended June 30, 2004. At March 31, 2005 and June 30, 2005, borrowings under the SEDA of $6,500,000 and $5,900,000 were outstanding, respectively, and were classified in the accompanying balance sheets as current liabilities.

The SEDA replaced a similar equity line of credit arrangement with Cornell Capital that was negotiated in May 2002 and that was intended to provide $10 million in equity financing to the Company. In the three months ended June 30, 2004, the Company drew $2,000,000 from Cornell Capital in accordance with this arrangement and advanced 10,000,000 shares of its common stock to the escrow agent. During the three months ended June 30, 2004, 18,298,438 shares of common stock were issued to Cornell Capital under this arrangement. At March 31, 2005 and June 30, 2005, there were no outstanding borrowed amounts under this arrangement.

Notes Payable to Cornell Capital

On June 24, 2005, the Company borrowed $6,300,000 from Cornell Capital, and simultaneously transferred $2,200,000 of the note balance into debt under the SEDA. The remaining amount of the note, $4,100,000, is due in one year with interest applied at an annual rate of 8% and was classified as a current liability in the balance sheet. Proceeds from this borrowing were used to fund the $1,500,000 cash consideration portion of the AFN purchase price and the $3,825,000 cash investment in Kite.

In September 2004, the Company borrowed $3,700,000 from Cornell Capital. The amount was due in one year with interest applied at an annual rate of 12%. At March 31, 2005, the Company classified the outstanding principal balance of this note payable of $3,700,000 as a current liability in the balance sheet. During the three-month period ended June 30, 2005, this remaining outstanding principal amount was transferred into debt under the SEDA.

In August 2004, the Company borrowed $8,500,000 from Cornell Capital. The amount was due in one-year with interest applied at an annual rate of 12%. Prior to March 31, 2005, the Company converted $7,200,000 of the note balance into debt under the SEDA; the remaining principal balance of the note payable, classified as a current liability in the balance sheet, was $1,300,000 at March 31, 2005. During the three-month period ended June 30, 2005, this remaining outstanding principal amount was transferred into debt under the SEDA.

During the three-month period ended June 30, 2005, the interest expense on the notes payable to Cornell Capital, including amounts transferred to the SEDA, was $234,312. Accrued and unpaid interest at June 30, 2005 related to these notes was $530,465.

The aggregate amount expensed for interest, conversion and financing fees and discounts related to notes payable to Cornell Capital in the three-month period ended June 30, 2004 was $290,567.

Notes Payable Related to Acquisitions

As a portion of the consideration paid to owners of acquired companies, the Company may issue promissory notes. These notes typically are payable over terms ranging from 4 months to two years and bear interest at annual rates ranging from 3% to 7%. At March 31, 2005 and June 30, 2005, the aggregate balances due under the acquisition notes payable were $1,723,201 and $2,408,726, respectively. At March 31, 2005 and June 30, 2005, accrued interest amounts related to these notes were $43,066 and $25,984, respectively. During the three-month periods ended June 30, 2004 and 2005, interest expense amounts related to these notes payable were $10,370 and $17,680, respectively. At June 30, 2005, notes maturing in March 2006 payable to the former owners of The River Internet Access Co. with a total principal balance of $388,236 are also convertible into common stock of Mobilepro at a price of $0.20 per share at the option of the note holders.

During the three-month period ended June 30, 2005, the balance of two promissory notes payable to the prior owners of Clover Computer Corporation and the related accrued interest in the aggregate amount of $535,188 was converted into 2,200,000 shares of common stock of Mobilepro.

Other Notes Payable and Long-Term Liabilities

The Company has other notes and long-term liabilities payable to banks and various other creditors and with aggregate balances due at March 31, 2005 and June 30, 2005 of $209,357 and $1,262,343, respectively.

Debt Maturities

A summary of the balances of notes payable and other debts at June 30, 2005 was as follows (unaudited):

Convertible debenture payable to Cornell Capital	$15,500,000
Notes payable to Cornell Capital (including $5,900,000 transferred to the SEDA)	10,000,000
Notes payable related to acquisitions	2,408,726
Other notes payable and long-term obligations	1,262,343
29,171,069
Less: Unamortized debt discount on convertible debenture	(802,725)
Less: Amounts due within one year	(14,009,253)
Long-term portion of debt	$14,359,091

At June 30, 2005, a summary of the future scheduled payments of the long-term portion of debt was as follows (unaudited):

The twelve-month period ending--
June 30, 2007	$4,625,431
June 30, 2008	8,015,048
June 30, 2009	2,515,048
June 30, 2010	6,289
15,161,816
Less - Unamortized debt discount on convertible debenture	(802,725)
Long-term portion of debt	$14,359,091

NOTE 4-	STOCKHOLDERS’ EQUITY

Common Stock Transactions in the Fiscal Year Ended March 31, 2005

During the fiscal year ended March 31, 2005, the Company issued 1) 2,946,037 shares of its common stock in connection with the exercise of stock options and warrants for aggregate cash proceeds of approximately $100,000, 2) 2,000,000 shares of its common stock under a settlement agreement with a former executive valued at $90,000, and 3) 100,000 shares of common stock to an agency as compensation for personnel recruiting services.

In June 2004, the Company issued 8,000,000 shares of common stock in payment of the financing fees associated with the SEDA that were valued at $1,760,000. This cost was reflected as a deferred financing fee in the consolidated balance sheet.

In August 2004, the Company issued 878,816 shares of common stock to the former owners of ShreveNet as partial consideration for the acquisition of their company. The issued shares were valued at $190,000 based on the average 20-day closing price ($0.2162 per share) prior to June 3, 2004.

In September 2004, the Company issued 5,000,000 shares of common stock to the former owners of Affinity as partial consideration for the acquisition of their company. The issued shares were valued at $1,000,000 based upon the date of agreement and the terms of the deal. The distribution of such value amount included an allocation of $995,000 to the terminated put agreement.

In November 2004, the Company issued 39,999,999 shares of common stock in connection with the acquisition of CloseCall that was completed in October 2004. The 39,999,999 shares were recorded at a fair value of $10,000,000.

In March 2005, the Company issued 1,500,000 shares of common stock in connection with the acquisition of Web One that was completed in August 2004. The 1,500,000 shares were recorded at a fair value of $300,000.

During the year ended March 31, 2005, the Company issued 10,000,000 shares of common stock to the escrow agent for use in the conversion of borrowings made under the $10 million equity line of credit, and converted $3,800,000 of borrowings into 25,276,134 shares of common stock.

During the year ended March 31, 2005, the Company issued 65,000,000 shares of common stock to the escrow agent for use in the conversion of borrowings made under the SEDA, and converted $9,200,000 of debt into 52,172,192 shares of common stock. The Company also converted $13,907 of interest into 81,355 shares of common stock.

Common Stock Transactions in the Three-Month Period Ended June 30, 2005

The Company issued 760,000 shares of common stock in connection with the acquisition of WazAlliance that was completed in May 2005; the shares were recorded at a fair value of $110,200. The Company also issued 100,000 shares of common stock to an agency as compensation for broker fees relating to this acquisition that were valued at $15,000.

In June 2005, the Company issued 2,200,000 shares of common stock in full satisfaction of the promissory notes, and related accrued interest, totaling $535,188 that were issued in connection with the July 2004 acquisition of Clover.

During the three months ended June 30, 2005, the Company issued 15,000,000 shares of common stock to the escrow agent for use in the conversion of borrowings made under the SEDA, and converted $7,800,000 of SEDA debt into 29,303,762 shares of common stock.

Stock Options and Warrants

The stockholders of the Company have approved the issuance of 1,000,000 shares of common stock in connection with stock options granted pursuant to the 2001 Equity Performance Plan (the “2001 Plan”). The board of directors subsequently authorized an increase in the number of shares available under the 2001 Equity Performance Plan from 1,000,000 to 30,000,000. In addition, the Company has issued options and warrants to purchase common stock to key personnel pursuant to specific authorization of the board of directors outside the scope of the 2001 Plan. The following tables summarize the stock option activity and the warrant activity for the three months ended June 30, 2005 (unaudited):

	Number of	Weighted-Average
Stock Options --	Options	Exercise Price

Outstanding - March 31, 2005	1,725,000	$0.192
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding - June 30, 2005	1,725,000	$0.192

Exercisable - June 30, 2005	885,416	$0.170

	Number of	Weighted-Average
Stock Warrants --	Warrants	Exercise Price

Outstanding - March 31, 2005	61,232,500	$0.117
Granted	18,850,000	$0.296
Exercised	-	$-
Cancelled	-	$-
Outstanding - June 30, 2005	80,082,500	$0.159

Exercisable - June 30, 2005	58,153,275	$0.163

NOTE 5-	LIABILITY FOR COMMON STOCK TO BE ISSUED

As the purchase prices of certain acquisitions are subject to post-closing adjustments, all of the common stock of the Company due to the former owners of such acquired companies has not yet been issued. The liability for common stock to be issued at June 30, 2005 reflects an obligation to issue 12,045,360 shares in the aggregate, including $78,300, $231,073 and $1,500,000 relating to the acquisitions of WazAlliance, Evergreen and AFN, respectively.

NOTE 6-	EARNINGS PER SHARE

Options and warrants to purchase 81,807,500 shares were outstanding at June 30, 2005. The dilutive effect of these agreements resulted in the addition of 39,571,209 shares in the computation of diluted earnings per share for the three months ended June 30, 2005. The dilutive effect of the Debenture and other convertible notes payable resulted in the addition of 13,098,800 shares in the computation of diluted earnings per share for the three months ended June 30, 2005. The computation of dilutive earnings per share for the three-month period ended June 30, 2005 was as follows (unaudited):

Net income	$419,191

Weighted average number of shares outstanding during the period	360,778,231
Add: the treasury stock effect of stock options and warrants	39,571,209
Add: the effect of the assumed conversion of SEDA notes payable to common stock	11,157,620
Add: the effects of the assumed conversion of the debenture and notes payable	1,941,180

Diluted number of shares outstanding	413,448,241

Net income per share:
Basic	$0.0012
Diluted	$0.0010

NOTE 7-	COMMITMENTS

During the three-month period ended June 30, 2005, Mr. Jay O. Wright, the Company’s President and Chief Executive Officer, extended his employment agreement with the Company through 2007, with the extension stipulating annual salary amounts during the term, restructuring the basis for bonus awards, and providing severance payment terms. The Company also has an employment contract with each senior executive, including the chief financial officer, the general counsel, and the general managers of the technology segment, the Internet service segment, CloseCall and Davel.

In August 2004, the Company announced its intention to issue a property dividend of 3,073,113 shares of common stock of Solution Technology International, Inc. (“STI”). The Company has a 5% ownership interest in STI. The Company stockholders are expected to receive one share of registered (i.e. “free-trading”) STI stock for approximately every 93 shares of the Company stock that they own, based on the existing shares outstanding and certain warrants. The Company’s board of directors set September 15, 2004 as the record date for the stock dividend. In March 2005, STI withdrew its registration statement from the United States Securities and Exchange Commission. STI is contemplating other options to become a publicly traded company. The Company intends to pursue issuance of the property dividend upon STI obtaining its public listing. At this time, no date has been established for such listing.

NOTE 8-	CONTINGENCIES

During the fiscal year ended March 31, 2005, management concluded that uncertainty pertaining to the Company’s ability to operate as a going concern should be eliminated. The events and factors considered by management in reaching its decision included the ability of the Company to obtain short-term and bridge loans, the commitment received from Cornell Capital to provide the Company with up to $100 million in equity financing through the SEDA, and the ability of the Company to consummate a series of fourteen acquisitions in the fifteen-month period ended March 31, 2005. The acquired Internet and voice service providers are expected to generate revenues and to provide cash flow from operations. In the three-month period ended June 30, 2005, the Company refinanced a high interest, short-term bridge loan in the amount of $13 million with the proceeds of the Debenture that is scheduled to be paid over a three-year term (see Note 3) bearing an annual interest rate 7.75%, and established or extended the employment arrangements with the Company’s key executives.

Litigation and Other Legal Proceedings

As of June 30, 2005, the Company was party to the following material legal proceedings.

At the time that the Company acquired 95.2 % of the stock of Davel, Davel was a defendant in a civil patent infringement lawsuit captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls and is seeking damages in connection with the alleged infringement. Davel continues to review and investigate the allegations set forth in the complaint, continues to assess the validity of the Gammino Patents and is in the process of determining whether the technology purchased by Davel from third parties infringes upon the Gammino Patents. According to the terms of the Davel acquisition agreement, the former secured lenders, subject to certain limitations, have agreed to reimburse the Company for the litigation costs and any losses resulting from the Gammino lawsuit from future regulatory receipts that were assigned previously to them by Davel. Any such regulatory receipts are deposited into a third-party escrow account and are used to reimburse the Company for costs incurred. The secured lenders are not required to fund the escrow account or otherwise reimburse the Company for amounts, if any, in excess of actual regulatory receipts collected. Any amount remaining in the escrow account at the conclusion of the litigation is to be returned to the former secured lenders. During the three-month period ended June 30, 2005, the Company received significant regulatory receipts that are being held in escrow. The case is in the discovery phase of the litigation, and it is unable to predict the likely outcome or assess the sufficiency of the escrowed receipts to cover legal costs and losses, if any, related to this matter.

In 2002, Davel was served with a complaint, in an action captioned Sylvia Sanchez et al. v. Leasing Associates Service, Inc., Armored Transport Texas, Inc., and Telaleasing Enterprises, Inc. alleging that Davel was grossly negligent or acted with malice, and that such actions proximately caused the death of Thomas Sanchez, Jr., a former Davel employee. This complaint was forwarded to Davel’s insurance carrier for action; however, Davel’s insurance carrier denied coverage based upon the workers compensation coverage exclusion contained in the insurance policy. The parties are currently engaged in the discovery process. The trial originally scheduled for June 2004 was continued to November 2004; however, the trial has been delayed further by motion of the plaintiff and approval of the court. It is anticipated that the trial will be scheduled for November 2005. While Davel believes that it has meritorious defenses to the allegations contained in the second amended complaint and intends to vigorously defend itself, Davel cannot at this time predict its likelihood of success on the merits.

The Company terminated Mr. Kevin Kuykendall, former President of the Company’s voice division, for cause under the terms of his executive employment agreement, effective Wednesday, December 29, 2004. In May 2005, the Company and Mr. Kuykendall dropped all complaints and legal proceedings against each other and signed a confidential settlement agreement and mutual general release.

NOTE 9-	SEGMENT INFORMATION

The Company’s reportable operating segments include voice services, Internet services and technology. Results of operations and certain asset data relating to the Company’s business segments for the three-month periods ended June 30, 2004 and 2005 are as follows (unaudited):

The Three Month Period	Voice	Internet
Ended June 30, 2004	Services	Services	Technology	Corporate	Total
Revenues	$-	$1,020,164	$-	$150,000	$1,170,164
Costs of revenues	-	357,939	-	-	357,939
Gross profit	-	662,225	-	150,000	812,225
Operating expenses	-	424,314	523,620	279,320	1,227,254
Depreciation, amortization and impairment charges	-	36,297	-	3,647	39,944
Interest, net	-	11,899	-	290,567	302,466
Net income (loss)	$-	$189,715	$(523,620)	$(423,534)	$(757,439)

Total assets	$275,000	$6,428,298	$22,725	$3,498,401	$10,224,424
Fixed assets, net of accumulated depreciation	$-	$600,196	$18,234	$-	$618,430
Goodwill, net of impairment	$-	$4,462,469	$-	$-	$4,462,469

The Three Month Period	Voice	Internet
Ended June 30, 2005	Services	Services	Technology	Corporate	Total
Revenues	$18,462,451	$4,037,400	$5,994	$-	$22,505,845
Costs of revenues	9,054,032	1,956,024	11,806	-	11,021,862
Gross profit	9,408,419	2,081,376	(5,812)	-	11,483,983
Operating expenses	6,940,911	1,752,806	227,949	388,574	9,310,240
Depreciation, amortization and impairment charges	736,543	81,799	388	3,647	822,377
Interest, net	549	18,464	(74)	913,236	932,175
Net income (loss)	$1,730,416	$228,307	$(234,075)	$(1,305,457)	$419,191

Total assets	$35,744,527	$17,960,916	$8,082,405	$23,414,931	$85,202,778
Fixed assets, net of accumulated depreciation	$11,729,485	$1,366,679	$257,127	$3,645	$13,356,936
Goodwill, net of impairment	$22,709,478	$13,986,759	$494,219	$-	$37,190,456

NOTE 10-	SUBSEQUENT EVENTS

On July 1, 2005, the Company issued 906,753 shares of its common stock in satisfaction of an obligation for accrued interest in the amount of $290,433 related to the $8,500,000 note payable to Cornell Capital.

On July 5, 2005, the Company announced that it had signed a letter of intent to acquire Tiger Communications, Inc., an Internet and telecommunications company located in Chicago. The Company expects to close this transaction in its second fiscal quarter, subject to the execution of definitive agreements and the satisfaction of customary closing conditions.

On July 11, 2005, the Company signed a letter of intent to acquire certain Internet service provider assets of ATX Communications, Inc. that are clustered in several mid-western states. A closing would be subject to the execution of definitive agreements and the satisfaction of customary closing conditions.

On July 13, 2005, the Company issued 6,000,000 of the 10,000,000 shares owed to the former owner of AFN. The Company expects to issue the remaining 4,000,000 shares in the second quarter ending September 30, 2005.

Subsequent to June 30, 2005, The Company converted $500,000 of the $5,900,000 balance of outstanding SEDA debt at June 30, 2005 into 1,684,942 shares of its common stock. The remaining balance of $5,400,000 in SEDA borrowings is scheduled to convert into shares of common stock in installments over the period ending December 31, 2005.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following is a discussion and analysis of our results of operations for the three-month periods ended June 30, 2004 and 2005, our financial condition at June 30, 2005 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-QSB. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Forward Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business, and the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements.

Overview

We are a wireless technology, telecommunications, broadband and integrated data communication services company. We deliver a comprehensive suite of voice and data communications services, including local exchange, long distance, enhanced data, Internet, wireless and broadband services to our end-user customers. We are focused on growing our current customer bases, developing and deploying wireless technologies, acquiring and growing profitable telecommunications and broadband companies, and forging strategic alliances with well positioned companies with complementary product lines and in complementary industries. We are also an innovator and developer of wireless broadband networks and services. Our wireless broadband networks and services will be provided in our Wireless Access Zones (WAZ) to be primarily located in municipality-sponsored areas. These network systems are scalable and flexible and will be readily modified to offer a variety of broadband services.

Our revenues are generated through three of our four business reporting segments:

Technology
Our wireless technology development efforts are conducted by our wholly-owned subsidiary, NeoReach, Inc., and its subsidiary NeoReach Wireless, Inc. (“NeoReach Wireless”). NeoReach, Inc. is focused on our ongoing ZigBee chip development work while NeoReach Wireless is focused on our strategic initiatives within the Wi-Fi / Wi-Max space.

Voice Services
Our voice services segment is led by CloseCall America, Inc. (“CloseCall”), a Competitive Local Exchange Carrier (“CLEC”) based in Stevensville, Maryland; American Fiber Network, Inc. (“AFN”), a CLEC based in Kansas City, Kansas; and Davel Communications, Inc. (“Davel”), an independent payphone provider based in Cleveland, Ohio. CloseCall offers our customers a full array of telecommunications products and services including local, long-distance, 1.800CloseCall anytime/anywhere calling, digital wireless, high-speed telephone (voice over IP), and dial-up and DSL Internet services. AFN is licensed to provide local telephone, long distance and Internet services in the forty-eight (48) states. Davel owns and operates approximately 38,000 payphones in 45 states and is one of the largest independent payphone operators in the United States.

Internet Services
Our internet services segment is led by DFW Internet Services, Inc. (“DFW”, doing business as Nationwide Internet), an Internet services provider based in Irving, Texas, and its acquired Internet service provider subsidiaries. Our Internet services segment provides broadband and dial-up internet access, web-hosting services and related Internet services to business and residential customers in over 40 states.

Our most significant cost of revenues category is the cost of network services, which is comprised primarily of telecommunications charges, including data transmission and database access, leased digital capacity charges, circuit installation charges and activation charges. The costs of database access, circuits, installation charges and activation charges are based on fixed fee and/or measured services contracts with local exchange carriers, interexchange carriers and data services providers. The cost of providing services to our customers also includes salaries, equipment maintenance and other costs related to the ongoing operation of our network facilities. Depreciation expense on our network equipment and amortization of developed technology are excluded from our cost of network services and included in depreciation and amortization of property and equipment and amortization of intangible assets in our consolidated statements of operations.

Our operating expenses include costs related to sales, marketing, administrative and management personnel; outside legal, accounting and consulting services; and other costs of being a publicly traded company, including legal fees audit fees, insurance premiums and board of directors compensation costs.

Recent Events

Significant events that occurred in the three-month period ended June 30, 2005 included the consummation of three additional acquisitions, the acquisition of a controlling interest in a company that will supply broadband wireless services to customers of Sprint Communications Company (“Sprint”), and the refinancing of a $13 million acquisition bridge loan.

In May 2005, NeoReach Wireless acquired Transcordia, LLC, d/b/a/ WazAlliance, a network of metro-wide commercial and residential wireless Internet access zones for a purchase price of $257,500; consideration included common stock and cash. The Company had previously partnered with WazAlliance in connection with projects to deploy full-scale metro-wide service in both Tempe and Chandler, Arizona, known as WazTempe and WazChandler. The network also includes WazHamptonRoads and WazMaui. This alliance provides citywide multi-band wireless networks for municipal vehicles and personnel, including public safety employees as well as services for residences, retail businesses, schools, public events, hotels and resorts, and public transportation.

In May 2005, we issued a convertible debenture in the aggregate amount of $15.5 million to Cornell Capital Partners, L.P. (“Cornell Capital”). We used a significant portion of the proceeds to repay in full the remaining $13,000,000 balance of a note payable that bore interest at the rate of 23% and was due on November 15, 2005. The retired note was the source of bridge financing for our acquisition of Davel. The debenture is payable in installments over a three-year period and bears interest at an annual rate of 7.75%.

In June 2005, we acquired Evergreen Open Broadband, a wholesale wireless Internet service provider based in Boston, for a purchase price of approximately $231,073 to be paid in shares of common stock

In June 2005, we acquired a 51% ownership interest in Kite Broadband, LLC (“Kite”) with the investment of $3,825,000 cash. On June 30, 2005, Kite executed a Master Agreement for Services with Sprint under which Kite shall provide services to Sprint’s broadband customers in fourteen (14) metropolitan markets for a period of three years utilizing the Sprint mark. The agreement covers, among other things, the provisioning of certain customer-facing services, such as customer operations and call center management, sales, marketing, billing, collection, installation and repair. Kite is entitled to have Sprint remit collected customer revenues in exchange for these services and remit a monthly fee back to Sprint for network support and transport services. The customers remain Sprint customers during the three-year term of the agreement. Upon expiration of the agreement, Kite will have the option to acquire the then existing customers pursuant to the terms of the agreement. All network and spectrum assets will remain the property of Sprint.

In June 2005, we acquired AFN for consideration of $3,000,000, including a liability to issue 10,000,000 shares of Mobilepro common stock and a cash payment of $1,500,000. We assumed liabilities totaling $1,549,784 including $1,337,103 payable to a related party company that supplies administrative and support services to AFN. By September 13, 2005, we will file a Current Report on Form 8-K including audited financial statements for AFN and corresponding pro forma financial information illustrating the effect of this acquisition on our operating results.

Critical Accounting Policies

We believe there have been no significant changes in our critical accounting policies during the three-month period ended June 30, 2005 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-KSB for the year ended March 31, 2005. During this period, because the $100 million Standby Equity Distribution Agreement with Cornell Capital (the “SEDA”) is providing equity financing to us, we began to amortize deferred financing costs related to the SEDA to additional paid-in-capital and we began to charge this account for the additional fees paid to Cornell Capital and other financial advisors in connection with making draws under the SEDA.

We consider the accounting policies related to revenue and related cost recognition, the valuation of goodwill and other intangible assets and the accounting for transactions related to our debt and equity financing activity to be critical to the understanding of our results of operations. Critical accounting policies include the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. We prepare our financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised SFAS No. 123. The revision, referred to as SFAS 123R, was entitled “Share-Based Payment”. This revised pronouncement replaces SFAS 123 and supersedes APB No. 25, and its scope encompasses a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

SFAS 123R requires that the compensation cost relating to share-based payment transactions be recorded in financial statements. For each transaction, compensation cost is to be measured based on the fair value of the equity or liability instrument issued. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition of compensation expense. In accordance with a recently-issued Securities and Exchange Commission rule, companies will be allowed to implement SFAS No. 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. We currently expect that we will adopt SFAS No. 123R for the fiscal quarter ending September 30, 2005.

Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. We are evaluating the requirements of SFAS No. 123R and expect that its adoption will have a material adverse impact on our consolidated financial position and consolidated results of operations including an increase in compensation expense for equity instruments issued to employees. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures that have been provided in accordance with SFAS No. 123.

Results of Operations and Financial Condition

Total Revenues

We generated consolidated revenues of $22,505,845 in the three-month period ended June 30, 2005 compared with revenues of $1,170,164 in the corresponding period of the prior fiscal year. Since April 1, 2004, we have completed the acquisition of sixteen companies that have provided significant revenues to us, particularly to our voice and Internet services operating segments. The most significant portions of our revenues are provided by our CloseCall and Davel subsidiaries that were acquired in October 2004 and November 2004, respectively.

Revenues by Segment

Voice Services. We deliver voice communications services to end users on a retail basis principally though this business segment. Revenues from our voice services for the current quarter ended June 30, 2005 were $18,462,451, representing 82% of consolidated revenues. No revenues were reported for this segment in the first quarter last year. The current year revenues were attributable primarily to CloseCall, Affinity Telecom, Inc. and Davel, all of which were acquired subsequent to last year’s first quarter. This group derives most of its operating revenues from recurring monthly charges, coin revenue and “dial-around” revenue that are generated by our communications services. Our local and long distance service revenues were negatively affected in the current year quarter by a continued decline in rates and competitive pressures to bundle long distance minutes of use within local service product offerings. Our existing base of business long distance minutes is also subject to increasing competition from both Voice Over Internet Protocol and wireless service offerings.

Internet Services. We deliver data communications services to end users on a retail basis principally though this business segment. Revenues from Internet services for the current quarter ended June 30, 2005 were $4,037,400, representing approximately 18% of consolidated revenues. We reported Internet service revenues of $1,020,164 for the prior year quarter ended June 30, 2004. The current year results included a full quarter of operating results for each of the eight data services companies acquired during the fiscal year ended March 31, 2005. As a result of the additions to revenues of the voice group as discussed above, we derived a decreasing percentage of our consolidated operating revenues from data services.

Technology Services. Our wireless technology development efforts are conducted by this group that is focused on our ongoing ZigBee chip development work and our strategic initiatives within the Wi-Fi / Wi-Max space. Revenues were insignificant in the current quarter. This segment did not generate any revenues for the fiscal quarter ended June 30, 2004. In April 2005, the technology group was awarded a five-year contract (with two five-year options) to deploy and manage a city-wide wireless network covering the 40 square mile area of Tempe, Arizona. The network is expected to reach approximately 65,000 households, 1,100 businesses, 50,000 students and the annual visitors to Tempe. The network will also provide municipal services to Tempe police, fire, emergency, city and Arizona State University personnel. We believe that the WazTempe project is one of the first of its kind by providing a cost-effective alternative to residential dial-up service and local area hot-spot wireless access and serving as an alternative and/or complement to DSL and cable.

Corporate. From time to time, the corporate segment generates miscellaneous revenues. During the quarter ended June 30, 2004, we reported $150,000 in miscellaneous revenues. No such revenues were generated by this segment in the current year quarter.

Gross Profits and Operating Expenses

We generated a gross profit of $11,483,983 in the three-month period ended June 30, 2005, representing 51% of consolidated revenues, compared with a gross profit of $812,225 in the corresponding period of the prior year, representing 69% of consolidated revenues. Although we expect the amount of gross profit to increase in future periods, we anticipate that gross profit as a percentage of consolidated revenues may decline in the future if the revenues of our voice segment become a greater portion of consolidated revenues. The consolidated gross profit percentage was approximately 52% for the fiscal year ended March 31, 2005.

Our operating expenses for the three months ended June 30, 2005 were $10,132,617, representing 45% of consolidated revenues, compared with $1,267,198 in the corresponding period of the prior year, representing 108% of consolidated revenues. Operating expenses have increased, but decreased as a percentage of consolidated revenues, as we acquire companies and increase the size of the Company. Compensation expenses, professional fees paid to attorneys, accountants and other advisors, and other general and administrative expenses comprise the major portion of operating expenses. Such expenses represented 81% of total operating expenses in the three-month period ended June 30, 2005.

Interest Expense

Interest expense, net, was $932,175 for the three-month period ended June 30, 2005 compared with $302,466 in the comparable period of the prior year. The amount of our debt has increased substantially between years as we have used debt financing to consummate certain major acquisitions. Most significantly, the purchase consideration for the acquisition of Davel in November 2004 included $14 million cash. These funds were provided by the proceeds of the acquisition bridge loan that bore an annual interest rate of 23%. In addition, we used funds borrowed from Cornell Capital to provide the $8 million cash portion of the CloseCall purchase consideration and the combined total of $5,325,000 in cash required to consummate the acquisition of AFN and to make our investment in Kite. As discussed above, the bridge loan was refinanced in the current year quarter with the proceeds of the convertible debenture. The major components of interest expense for the current year quarter included approximately $381,000 related to the retired bridge loan, approximately $329,000 related to notes payable to Cornell Capital, and approximately $208,000 related to the convertible debenture including approximately $50,000 in debt discount accretion. In the comparable quarter of the prior year, interest expense included approximately $291,000 related to notes payable to Cornell Capital.

Net Income (Loss)

We reported net income of $419,191 for the three-month period ended June 30, 2005, or $0.0010 per share on a diluted basis, compared with a net loss of $757,439, or $(0.0033) per share, for the corresponding period of the prior year. Both the voice and Internet service business segments provided net income in the current year quarter totaling approximately $1,959,000, more than offsetting a net loss incurred by the technology segment of approximately $234,000 and corporate expenses of approximately $1,305,000. In the comparable quarter of the prior year, the Internet services segment provided net income of approximately $190,000 that was not sufficient to offset the combined net loss of the technology and corporate segments of approximately $947,000.

Consecutive Quarter Results

On a consecutive quarter basis, consolidated revenues declined by 3.1% from $23,242,778 reported for the three-month period ended March 31, 2005. Despite this decline and although interest expense increased by approximately $326,000 in the current quarter, we increased net income by $318,823 from net income of $100,368 reported in the fourth quarter of last year to $419,191 in the current quarter. The increase was due to a decline in operating expenses of approximately $1,011,000 in the current quarter as both the Internet and voice services segments reduced operating expenses in the quarter, beginning to take advantage of economies of scale. Our gross profit percentage was approximately 51% in both the fourth quarter of last year and the current quarter. In addition, EBITDA, as displayed below, increased by 46.5% on a consecutive quarter basis from $1,483,652 in the fourth quarter of the prior fiscal year to $2,173,743 in the current quarter.

The consecutive quarter revenue decrease was due substantially to an 11.9% decline in the revenues of the Internet services group, from $4,580,492 in the fourth quarter of the prior fiscal year to $4,037,400 in the current quarter. The success of our growth strategy will depend on our ability to transition customers to new Internet access services, especially broadband wireless. However, at present, dial-up subscribers represent the largest group of customers of the Internet services group. The erosion of this customer base is likely to continue until our new efforts to transition these customers to enhanced services become effective.

EBITDA Presentation

EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under GAAP. However, we have included data with respect to EBITDA because we evaluate and project the performance of our business using several measures, including EBITDA. The computations of EBITDA for the three-months periods ended June 30, 2004, March 31, 2005 and June 30, 2005 are as follows.

	For the Three Months Ended March 31,	For the Three Months Ended June 30,
	2005	2004	2005
Net Income (Loss)	$100,368	$(757,439)	$419,191
Add non-EBITDA items included in net results:
Depreciation and amortization	777,001	39,944	822,377
Interest expense, net	606,283	302,466	932,175

EBITDA	$1,483,652	$(415,029)	$2,173,743

Our negative EBITDA in the first quarter of the prior fiscal year was primarily attributable to acquisition costs and the low level of operations. In the fourth quarter of the prior fiscal year, we reported our first quarterly profit, contributing to a positive EBITDA of $1,483,652. Due to increased net income in the current quarter, despite increases in both depreciation and interest expense, our EBITDA increased to $2,173,743 for the three-month period ended June 30, 2005.

We consider EBITDA to be an important supplemental indicator of our operating performance, particularly as compared to the operating performance of our competitors, because this measure eliminates many differences among companies in financial, capitalization and tax structures, capital investment cycles and ages of related assets, as well as certain recurring non-cash and non-operating items. We do believe that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following: EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments; EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; EBITDA does not reflect the effect of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and not all of the companies in our industry may calculate EBITDA in the same manner in which we calculate EBITDA, which limits its usefulness as a comparative measure.

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

Liquidity and Capital Resources

During the three-month period ended June 30, 2005, our balance of unrestricted cash and cash equivalents increased by $319,169 to $4,988,956.

Despite net income for the quarter ended June 30, 2005 of $419,191, we used net cash of $1,350,056 in operating activities. Most significantly, we used cash to reduce accounts payable and accrued liabilities by $2,542,829. Our financing activities during the current quarter provided net cash proceeds of $7,376,724, including $1,205,000 from the refinancing of the bridge loan and $6,300,000 from borrowings under additional notes payable to Cornell Capital. Net cash paid in connection with the consummation of acquisitions and investments during the current quarter was $5,101,234, and we made capital expenditures during the current quarter totaling $606,265.

In the corresponding period of the prior year, the balance of cash and cash equivalents decreased by $158,768. We borrowed $4,000,000 from Cornell Capital in the prior-year quarter, using $3,378,780 in cash to consummate acquisitions and $680,212 in cash to fund operations.

Our primary liquidity and capital resource needs are to finance the costs of our acquisitions, to fund operating activities, to make capital expenditures and to service our debt. Over the last fifteen months, despite our improving profitability, we have depended on funds provided by Cornell Capital to meet our primary needs. Under a series of notes payable to Cornell Capital, we have borrowed approximately $29,000,000 since April 1, 2004, including $19,000,000 converted to common stock pursuant to the provisions of the Cornell Capital equity lines of credit. In addition, proceeds of $15,500,000 were provided to us in the current quarter through the issuance of the convertible debenture to Cornell Capital. As discussed above, we used a substantial portion of these proceeds to retire the remaining $13 million balance of the acquisition bridge loan. We have also used our common stock as consideration in connection with a number of acquisitions. In the last fifteen months, we have issued common stock valued at approximately $12,135,000 in connection with our acquisition activities.

Based upon our current level of operations, we expect that our future cash flows from operations, together with the funds we are able to obtain under our existing SEDA facility, will be adequate to meet our anticipated cash needs for the foreseeable future. To the extent we decide to pursue one or more significant strategic acquisitions, we will likely need to incur additional debt or issue additional equity to finance those acquisitions. We currently have no significant capital spending or purchase commitments but expect to continue to engage in capital spending in the ordinary course of business.

During the fiscal year ended March 31, 2005, we concluded that uncertainty pertaining to our ability to operate the Company as a going concern should be eliminated. The events and factors considered by us in reaching this conclusion included our ability to obtain short-term and bridge loans, the commitment received from Cornell Capital to provide us with up to $100 million in equity financing through the SEDA, and our ability to consummate a series of fourteen acquisitions in the fifteen-month period ended March 31, 2005. The acquired Internet and voice service providers are expected to generate revenues and to provide cash flow from operations. In addition, as discussed above, in the three-month period ended June 30, 2005, we refinanced the short-term bridge loan in the amount of $13 million, bearing interest at an annual rate of 23%, with the proceeds of the $15.5 million debenture that is scheduled to be paid over a three-year term and that bears an annual interest rate of 7.75%.

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

Risks Related To Our Business

Investing in our securities involves a high degree of risk. Our future results may be impacted by risks associated with the execution of our strategic plan and the creation of a profitable and cash-flow positive business, our ability to obtain capital or to obtain capital on terms acceptable to us, the successful integration of acquired companies into our consolidated operations, our ability to successfully manage diverse operations remotely located, our ability to successfully compete in highly competitive communications industries, rapid technological change and the emerging services market, the effective protection of our intellectual property rights, the successful resolution of ongoing litigation, our dependence upon key managers and employees and our ability to retain them, and potential fluctuations in quarterly operating results. Before investing in our securities, in addition to this summary of risks, you should consider the following discussion of risk factors, other information contained in this Quarterly Report on Form 10-QSB, and the extensive discussion of “Risks Related to Our Business” contained in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005. Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC, including, but not limited to, our Quarterly Reports on Form 10-QSB and our Annual Report on Form 10-KSB.

We Have Historically Lost Money and Losses May Continue in the Future, Which Means That We May Not Be Able to Achieve Profits

We have historically lost money. In the years ended March 31, 2005 and 2004, we sustained net losses of $5,359,722 and $2,157,844, respectively. Future losses may occur. Accordingly, we may experience liquidity and cash flow problems if we are not able to improve our operating performance or raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in maintaining profitable operations.

We Have a Limited Operating History upon Which You Can Base Your Investment Decision

Prior to January 2004, we were a development stage company. Although we were incorporated only five years ago, we have undergone a number of changes in our business strategy and organization. Accordingly, the Company has a limited operating history upon which an evaluation of its prospects can be made.

We have had several major shifts in our business strategy. In June 2001, we focused our business on the integration and marketing of complete mobile information solutions that satisfy the needs of mobile professionals. In April 2002, we acquired NeoReach, Inc. and shifted our focus toward solutions supporting the third generation wireless market. We shifted our business strategy again in December 2003 when we expanded our development focus to include development of a semiconductor chip and by entering the broadband Internet service provider, competitive local exchange carrier and independent payphone service provider sectors.

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

Our ability to achieve organic revenue growth is dependent upon the success of long-term projects, such as our wireless initiatives, that require significant up-front expense to us. There can be no assurance that the projects will be successfully completed or that the completed projects will provide the anticipated revenues. Our failure to perform services or to deliver products on a timely basis, or any failure by a third party with which we may contract, could result in a substantial loss to us. In addition, difficulty in completing a project could have a material adverse effect on our reputation, and consequently our business and results of operations.

If we are unsuccessful in the execution of our current strategic plan, we could be forced to reduce or cease our operations.

We Will Need to Raise Additional Capital to Continue Our Operations and Continue Making Acquisitions, or We May Be Unable to Fund Our Operations, Promote Our Products or Develop Our Technology

We have relied almost entirely on external financing to fund our operations and acquisitions to date. We have been particularly reliant on funds provided by Cornell Capital. Such financing has historically come from a combination of borrowings and sale of common stock. Over the next two years we anticipate that, in addition to the $100 million available to us under the SEDA with Cornell Capital, we may need to raise additional or alternative capital to fund additional acquisitions. We anticipate that these additional funds will be in the range of $10 million to $50 million, depending on the pace and size of our acquisitions. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Future funding from Cornell Capital under the SEDA may be unavailable if Cornell Capital holds more than 9.9% of our outstanding common stock at the time financing is needed. In addition, the sale of our common stock to raise additional capital may cause dilution to our existing stockholders. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and expansion, successfully promote our brand name, products or services, develop or enhance our technology, take advantage of business opportunities or respond to competitive market pressures, any of which could make it more difficult for us to continue operations. Any reduction in our operations may result in a lower stock price.

We May Not Successfully Execute or Integrate Our Acquisitions

Our business model is dependent upon growth through acquisition of other telecommunication service providers. We have completed sixteen acquisitions during the fifteen-month period ended June 30, 2005. We expect to continue making acquisitions that will enable us to build our Internet services, competitive local exchange carrier and wireless broadband businesses. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;
•	Diversion of management’s attention from normal daily operations of the business;
•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;
•	Initial dependence on unfamiliar partners;
•	Insufficient revenues to offset increased expenses associated with acquisitions; and
•	The potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current stockholders’ percentage ownership;
•	Assume liabilities;
•	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;
•	Incur amortization expenses related to certain intangible assets;
•	Incur large and immediate write-offs, and restructuring and other related expenses; or
•	Become subject to litigation.

Mergers and acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. In order to achieve the critical mass of business activity necessary to successfully execute our business plan, we plan to continue making strategic acquisitions and significantly increase the number of strategic partners and customers that use our technology and services. This growth has placed, and will continue to place, significant strain on our personnel, systems and resources. We expect that we will continue to hire employees, including technical, management-level employees, and sales staff, in the foreseeable future. This growth will require us to improve management, technical, information and accounting systems, controls and procedures. We may not be able to maintain the quality of our operations, control our costs, continue complying with all applicable regulations and expand our internal management, technical information and accounting systems in order to support our desired growth. We cannot be sure that we will manage our growth effectively, and our failure to do so could cause us to reduce or cease operations.

Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way.

Impairment of Goodwill Could Result in Significant Future Charges

At June 30, 2005, our balance sheet included intangible assets with a total carrying value of approximately $47,919,000, representing 56.2% of total assets and including approximately $37,190,000 in goodwill. Substantially, this goodwill has been recorded in connection with the series of acquisitions completed by us since April 1, 2004. GAAP requires that we assess the fair values of acquired entities at least annually in order to identify any impairment in the values. We perform our annual impairment tests for goodwill at fiscal year-end. However, on a quarterly basis, we look for events or circumstances that would more likely than not reduce the fair value of a reporting segment below its carrying amount. If we determine that the fair value of an acquired entity is less than the net assets of the entity, including goodwill, an impairment loss would be identified and recorded at that time. As of March 31, 2005 and June 30, 2005, we determined that there was no impairment loss.

Future assessments of the acquisition fair values could identify material impairment losses resulting in substantial write-offs of goodwill. Such adjustments would likely have material adverse effects on our results of operations and our financial position, and could jeopardize our continuing ability to raise capital and make acquisitions.

Costs Of Our Payphone Division Are Subject to a Variety of State and Federal Regulations

The enactment of the Telecommunications Act of 1996 significantly altered the regulatory landscape in which payphone companies operate. Although the Telecommunications Act of 1996, as implemented by the FCC, addressed certain historical inequities in the payphone marketplace, uncertainties relating to the impact and timing of the implementation of this framework still exist.

In addition, the December 2004 decision by the Federal Communications Commission to abolish "UNE-P" rules and rates will likely increase local line rates for us. The March 2004 United States Court of Appeals, D.C. Circuit decision to vacate the Federal Communications Commission Unbundled Network Element rules will have an unknown effect on local access pricing for pay telephone providers; however, it is likely that the impact will cause price increases to pay telephone providers.

Our Payphone Division is Subject to Intense Competition

Through our Davel subsidiary, we compete with other independent pay telephone providers and large local exchange carriers for the locations where we install and operate pay telephones. Many of these competitors have substantially greater financial, marketing and other resources than us.

Additionally, Davel competes with other telecommunications providers, including providers of wireless services and prepaid calling card companies, for end users to utilize our pay telephones to make local and long distance calls. The proliferation of wireless communication devices has continued to reduce the use of pay telephones. Furthermore, certain providers of wireless communication devices have continued to introduce rate plans, including pre-paid rate plans, that are competitively priced with certain of the products offered by us and have negatively impacted the usage of pay telephones throughout the nation.

If we are unsuccessful in increasing revenues from other sources, the declining payphone business may contribute to future declines in consolidated revenues and the incurring of operating losses.

Our Payphone Division Relies upon Third-Party Providers

Davel relies on third party providers to provide local access, long distance and operator services to its pay telephones. The uncertainty with the greatest potential financial impact relates to revenues from and collectibility of access code calls and toll-free dialed calls, or dial around compensation. Dial around compensation represents a material percentage of our consolidated revenues. We depend on the third-party service providers to quickly and accurately report and pay amounts owed to us as dial around compensation. Our inability to obtain such reports and/or our inability to collect amounts owed to us could result in material reductions in accounts receivable with adverse effects to future consolidated revenues and net profits.

Item 3. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, our CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

At the time that we acquired Davel, there was existing litigation brought against Davel and other defendants regarding a claim associated with certain alleged patent infringement. Davel has been named as a defendant in a civil action captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., C.A. No. 04-4303 filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls. Davel continues to review and investigate the allegations set forth in the complaint, continues to assess the validity of the Gammino Patents and is in the process of determining whether the technology purchased by Davel from third parties infringes upon the Gammino Patents. The plaintiff is seeking monetary relief of at least $7,500,000. The case is in the discovery phase of the litigation.

According to the terms of the Davel acquisition, the former secured lenders of Davel, subject to certain limitations, have agreed to reimburse us for the litigation cost and any losses resulting from the Gammino lawsuit. The former secured lenders have agreed to fund such costs from future Regulatory Receipts that were assigned to them by Davel. The Regulatory Receipts are being deposited into a third-party escrow account and used to reimburse us for costs incurred in connection with the litigation. The secured lenders are not required to fund the escrow account or otherwise reimburse us for amounts, if any, in excess of actual Regulatory Receipts collected. Any amount remaining in the escrow account at the conclusion of the litigation is to be distributed to the former secured lenders. Subsequent to March 31, 2005, the Company has received significant Regulatory Receipts, which are being held in escrow. These funds can be used to reimburse the Company for costs incurred in defending or settling the litigation matter.

On or about October 15, 2002, Davel was served with a complaint, in an action captioned Sylvia Sanchez et al. v. Leasing Associates Service, Inc., Armored Transport Texas, Inc., and Telaleasing Enterprises, Inc. Plaintiffs claim that Davel was grossly negligent or acted with malice and such actions proximately caused the death of Thomas Sanchez, Jr., a former Davel employee. On or about January 8, 2002, the Plaintiffs filed their first amended complaint adding a new defendant, LAI Trust, and on or about January 21, 2002 filed their second amended complaint adding new defendants Davel Communications, Inc., DavelTel, Inc. and Peoples Telephone Company. DavelTel, Inc. and Peoples Telephone Company are subsidiaries of Davel. The original complaint, as well as the first and second amended complaints, were forwarded to Davel’s insurance carrier for action; however, Davel’s insurance carrier denied coverage based upon the workers compensation coverage exclusion contained in the insurance policy. Davel answered the complaint on or about January 30, 2003. The parties are currently engaged in the discovery process. The trial originally scheduled for June 2004 had been continued to November 2004; however, the trial has been delayed by motion of the plaintiff and approval of the court. It is currently anticipated that the trial will be scheduled for November 2005. While Davel believes that it has meritorious defenses to the allegations contained in the second amended complaint and intends to vigorously defend itself, we cannot at this time predict its likelihood of success on the merits.

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

Item 2. Changes in Securities.

On May 16, 2005, we issued a $15.5 million debenture to Cornell Capital Partners, L.P., convertible into our common stock at a price of $0.30 per share. Cornell Capital was also issued a warrant to purchase 6,000,000 shares of our common stock at a price of $0.50 per share. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated by the Securities Act.

On May 17, 2005, we issued 100,000 shares of our common stock to Northern Hills, Inc. as compensation for their role in identifying Transcordia LLC a/k/a WazAlliance as a target company and our acquisition of it in May 2005. The issuance was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.

On June 7, 2005 we issued 760,000 shares of our common stock to the prior owners of Transcordia, LLC. The issuance was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.

On June 23, 2005 we issued 2,200,000 shares of our common stock to Paul Sadler upon his conversion of a convertible note and the settlement of a second note payable to him that were issued in connection with our purchase of Clover Computer Corporation. The issuance was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the period ended June 30, 2005.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our stockholders for their approval during the quarter ended June 30, 2005.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

A. Exhibits:

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger by and among Registrant, Neoreach, Inc., Transcordia Acquisition Corp., Transcordia, LLC and its Unitholders, dated April 2005	Provided herewith.
2.2	Agreement and Plan of Merger by and among Registrant, Neoreach, Inc., Neoreach Wireless, Inc., Evergreen Open Broadband Inc, and Certain Shareholders	Provided herewith.
2.3	Agreement and Plan of Merger, dated June 30, 2005 by and among the Registrant, AFN Acquisition Corp., American Fiber Network, Inc. and the Bethell Family Trust	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005.

10.1	Amendment No. 1 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated April 20, 2005	Incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-KSB filed June 30, 2005.
10.2	Amendment No. 2 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated May 26, 2005	Incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-KSB filed June 30, 2005.
10.3	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2005.
10.4	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Kurt Gordon and the Company	Incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB filed June 30, 2005.
10.5	Amended and Restated Executive Employment Agreement, dated June 16, 2005 by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-KSB filed June 30, 2005.
10.6	Amended and Restated Executive Employment Agreement, dated June 16, 2005, between Geoffrey Amend and the Company	Incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-KSB filed June 30, 2005.
10.7	Securities Purchase Agreement, dated as of May 13, 2005, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-KSB filed June 30, 2005.
10.8	Secured Convertible Debenture, issued on May 13, 2005 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-KSB filed June 30, 2005.
10.9	Amended and Restated Collateral Assignment of Intellectual Property Rights, made as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-KSB filed June 30, 2005.
10.10	Amended and Restated Security Agreement, dated as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-KSB filed June 30, 2005.
10.11	Investor Registration Rights Agreement, dated as of May 13, 2005 by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-KSB filed June 30, 2005.

10.12	Amended and Restated Guaranty Agreement, dated as of May 13, 2005, made by each of the direct and indirect subsidiaries of the Company in favor of Cornell Capital	Incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-KSB filed June 30, 2005.
10.13	Warrant issued by the Company to Cornell Capital dated May 13, 2005	Incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-KSB filed June 30, 2005.
10.14	Master Agreement for Services between Sprint Communications Company L.P. and Kite Broadband, LLC, dated May 20, 2005*	Provided herewith.
20.1	Letter from Jay O. Wright, President and Chief Executive Officer of the Company to the Stockholders, dated April 21, 2005	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2005
21.1	Subsidiaries of Registrant	Provided herewith.
31.1	Certification by Jay O. Wright, Chief Executive Officer, pursuant to Rule 13a-14(a)	Provided herewith.
31.2	Certification by Kurt Gordon, Chief Financial Officer, pursuant to Rule 13a-14(a)	Provided herewith.
32.1	Certification by Jay O. Wright and Kurt Gordon, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Provided herewith.

* Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and filed separately with the Securities and Exchange Commission.

* * These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

B.	Reports on Form 8-K.

During our first quarter ended June 30, 2005, we filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

On April 26, 2005, we filed a Current Report on Form 8-K pursuant to Item 8.01 to announce the award to us of a contract to deploy and manage a city-wide wireless network by the city of Tempe, Arizona.

On April 26, 2005, we filed a Current Report on Form 8-K pursuant to Item 8.01 to report that Jay O. Wright, our President and CEO, had issued a letter to our stockholders.

On May 24, 2005, we filed a Current Report on Form 8-K pursuant to Items 2.01 and 3.02 to announce that we issued a $15.5 convertible debenture and a warrant to purchase 6 million shares of our common stock to Cornell Capital Partners, L.P.

On May 27, 2005, we filed a Current Report on Form 8-K pursuant to Item 8.01 to announce the resignation of Daniel Lozinsky from our board of directors.

On June 3, 2005, we filed a Current Report on Form 8-K pursuant to Item 2.02 to announce the revenues, operating profit and net income for our fourth quarter ended March 31, 2005.

On June 6, 2005, we filed a Current Report on Form 8-K pursuant to Item 1.01 to report our investment in Kite Broadband, LLC and to announce Kite’s Master Services Agreement with Sprint Communications Company L.P.

On June 20, 2005, we filed a Current Report on Form 8-K pursuant to Item 1.01 to announce the extension of Jay Wright’s employment agreement with us

On July 1, 2005, we filed a Current Report on Form 8-K pursuant to Item 2.01 to announce the closing of Kite’s Master Services Agreement with Sprint Communications Company L.P.

On July 6, 2005, we filed a Current Report on Form 8-K pursuant to Item 2.01 to report our acquisition of American Fiber Network, Inc.

On July 14, 2005, we filed a Current Report on Form 8-K to announce that we entered into a letter of intent with ATX Communications, Inc. (“ATX”) under which we would acquire certain ISP assets of ATX clustered in several mid-western states.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILEPRO CORP.

Date: August 15, 2005	By:	/s/ Jay O. Wright
Jay O. Wright, Chief Executive Officer

Date: August 15, 2005	By:	/s/ Kurt Gordon
Kurt Gordon, Chief Financial Officer