Form 10QSB
period 2005-09-30
MOBILEPRO CORP
filed 2005-11-14
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2005

Commission File Number 000-51010

MOBILEPRO CORP.
(Exact name of registrant as specified in charter)

DELAWARE	87-0419571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6701 Democracy Boulevard, Suite 202, Bethesda, MD	20817
(Address of principal executive offices)	(Zip Code)

(301) 315-9040
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2005, the Company had 421,861,236 outstanding shares of its common stock, $0.001 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

MOBILEPRO CORP. AND SUBSIDIARES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND SEPTEMBER 30, 2005

ASSETS

	March 31,	September 30,
	2005	2005
	(audited)	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$4,669,787	$7,860,528
Restricted cash	429,954	337,200
Accounts receivable, net	12,658,313	13,325,598
Prepaid expenses and other current assets	2,511,697	2,887,045

Total Current Assets	20,269,751	24,410,371

FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION	13,193,056	13,690,178

OTHER ASSETS
Goodwill, net of impairment	32,579,099	37,492,479
Customer contracts and relationships, net of amortization	2,965,456	8,954,928
Other intangible assets, net of amortization	1,511,005	572,415
Deferred financing fees, net of amortization	1,026,667	586,667
Other assets	1,277,897	1,453,780

	39,360,124	49,060,269

TOTAL ASSETS	$72,822,931	$87,160,818

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARES
CONDENSED CONSOLIDTED BALANCE SHEETS (CONTINUED)
MARCH 31, 2005 AND SEPTEMBER 30, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	September 30,
	2005	2005
	(audited)	(unaudited)

CURRENT LIABILITIES
Current portion of convertible debenture	$-	$3,000,000
Notes payable under the Standby Equity Distribution Agreement ( the "SEDA")	6,500,000	2,950,000
Current portion of other notes payable	19,035,263	4,466,124
Accounts payable and accrued expenses	19,863,088	18,063,184
Liability for common stock to be issued	-	422,513
Deferred revenue	3,470,731	3,910,217

Total Current Liabilities	48,869,082	32,812,038

LONG-TERM LIABILITIES
Convertible debenture, net of unamortized debt discount of $701,775 and
current portion	-	11,798,225
Notes payable and other long-term liabilities, net of current maturities	999,196	821,725

Total Long-Term Liabilities	999,196	12,619,950

TOTAL LIABILITIES	49,868,278	45,431,988

MINORITY INTERESTS	600,000	3,817,708

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 20,035,425 shares authorized and 35,378 shares issued and outstanding at March 31, 2005
and September 30, 2005	35	35
Common stock, $.001 par value, 1,500,000,000 shares authorized and 355,918,011 and 405,656,705 shares issued and outstanding
at March 31, 2005 and September 30, 2005	355,918	405,657
Additional paid-in capital	43,195,250	57,758,888
Accumulated deficit, beginning of period	(15,836,828)	(21,196,550)
Net income (loss) for the period	(5,359,722)	943,092

Total Stockholders' Equity	22,354,653	37,911,122

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,822,931	$87,160,818

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2004	2005	2004	2005

REVENUES	$4,968,069	$26,546,650	$6,138,233	$49,052,495

OPERATING COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	2,167,373	11,654,395	2,525,312	22,676,257
Payroll, professional fees and related expenses	3,615,240	5,520,895	4,525,291	9,199,547
Advertising and marketing expenses	111,259	799,193	166,637	1,317,857
Office rent and expenses	125,121	462,879	152,530	892,820
Other general and administrative expenses	215,368	5,697,025	449,784	10,380,007
Depreciation and amortization	384,218	1,047,319	497,495	1,869,696
Total Operating Costs and Expenses	6,618,579	25,181,706	8,317,049	46,336,184

OPERATING INCOME (LOSS)	(1,650,510)	1,364,944	(2,178,816)	2,716,311

INTEREST EXPENSE, NET	(97,251)	(698,335)	(326,384)	(1,630,510)

MINORITY INTERESTS IN NET (INCOME)/LOSS OF
CONSOLIDATED SUBSIDIARIES	-	(142,709)	-	(142,709)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,747,761)	523,900	(2,505,200)	943,092
Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(1,747,761)	$523,900	$(2,505,200)	$943,092

NET INCOME (LOSS) PER SHARE
Basic	$(0.0067)	$0.0014	$(0.0102)	$0.0025
Diluted	$(0.0067)	$0.0012	$(0.0102)	$0.0023

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	260,374,993	388,001,055	246,403,262	374,464,022

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	September 30,
	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,505,200)	$943,092
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	497,495	1,869,686
Noncash interest expense	285,129	352,597
Minority interests	-	142,709
Investments received for services	(450,000)	-
Other	15,000	38,032
Changes in assets and liabilities
(Increase) in accounts receivable	(490,467)	(639,113)
(Increase) decrease in other current assets	(110,210)	435,625
(Increase) in other assets	(45,194)	(687,992)
Increase (decrease) in accounts payable and
and accrued expenses	695,452	(2,230,804)
Increase in deferred revenue	638,223	439,486
Total adjustments	1,035,428	(279,774)

Net cash provided by (used in) operating activities	(1,469,772)	663,318

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	-	(6,778,129)
Cash paid for acquisitions	(11,535,500)	(2,773,122)
Cash received in acquisition of subsidiaries	443,516	748,476
Capital expenditures, net	(77,995)	(1,641,539)

Net cash (used in) investing activities	(11,169,979)	(10,444,314)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under convertible debenture	-	15,500,000
Repayment of acquisition bridge loan	-	(13,000,000)
Borrowings under the equity line of credit and the SEDA	9,000,000	4,200,000
Investment by minority interests	-	3,675,000
Borrowings/(payments) under other notes payable, net	10,458,740	3,744,341
Debt financing fees	-	(1,295,000)
SEDA conversion fees	-	(375,500)
Increase in other long-term liabilities	-	522,896
Proceeds from common stock issuances	84,499	-

Net cash provided by financing activities	$19,543,239	$12,971,737

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

	For the Six Months Ended
	September 30,
	2004	2005

NET INCREASE IN CASH AND CASH EQUIVALENTS	$6,903,488	$3,190,741

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,955,607	4,669,787

CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,859,095	$7,860,528

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$28,757	$1,034,928

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Issuance of common stock for:
Conversion of notes payable and accrued interest to common stock	$5,200,000	$13,808,841
Acquisition of Evergreen Broadband	$-	$231,073
Acquisition of WazAlliance	$-	$135,333
Conversion of payables to common stock	$90,000	$-
Debt financing fees paid in common stock	$1,760,000	$-
Transfer of notes payable to the SEDA	$-	$7,200,000
Goodwill recorded in acquisitions	$16,063,690	$2,277,840
Liability for common stock to be issued	$500,000	$422,513
Amortization of SEDA deferred financing fees	$-	$440,000
Adjustment to minority interest	$-	$150,000
Note payable in escrow	$75,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(unaudited)

NOTE 1- ORGANIZATION

Overview

Mobilepro Corp., incorporated under the laws of the State of Delaware in July 2000, is a broadband wireless, telecommunications, and integrated data communication services company that delivers a comprehensive suite of voice and data communications services to its customers, including local exchange, long distance, enhanced data, Internet, cellular, and wireless broadband, through its operations in three industry segments - voice services, Internet services and technology. Together with its consolidated subsidiaries, Mobilepro Corp. is hereinafter referred to as “Mobilepro” or the “Company”.

The Company’s voice services segment includes the operations of CloseCall America, Inc. (“CloseCall”), a Stevensville, Maryland-based competitive local exchange carrier (a “CLEC”), Davel Communications, Inc. (“Davel”), a Cleveland, Ohio-based independent payphone provider, and American Fiber Network, Inc. (“AFN”), a CLEC based in Kansas City, Kansas. The Company’s Internet services segment includes DFW Internet Services, Inc. (“DFW”, doing business as Nationwide Internet), an Irving, Texas-based Internet services provider and its acquired Internet service provider subsidiaries. The Company’s wireless networks operations are conducted primarily in Phoenix, Arizona, by a wholly owned subsidiary, NeoReach, Inc. (“NeoReach”), and its subsidiary, NeoReach Wireless, Inc.

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

In June 2004, the Company acquired US1 Telecommunications, Inc. (“US1”), a long distance provider located in Kansas, for $135,282 in cash and conditional promissory notes.

In July 2004, DFW acquired Clover Computer Corporation (“Clover”), a Coshocton, Ohio-based Internet services provider with operations in several Ohio cities, for $1,216,993 in cash and promissory notes.

In July 2004, DFW acquired Ticon.net (“Ticon”), a Janesville, Wisconsin-based Internet service provider with operations in Janesville and Milwaukee, for $1,000,000 in cash and promissory notes.

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

In September 2004, DFW acquired The River Internet Access Co. (“The River”), an Internet services provider based in Tucson, Arizona, for $2,467,204 in cash and promissory notes.

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

In November 2004, Mobilepro acquired Davel, the owner and operator of approximately 36,000 payphones predominantly located in 42 states and the District of Columbia. In connection with this transaction, the Company acquired all of Davel’s senior secured debt in the approximate principal amount of $103.1 million, a $1.3 million note receivable from Davel held by one of its secured lenders, and approximately 95.2% of the common stock of Davel. The purchase price included cash of $14,000,000 plus warrants to purchase up to 5,000,000 shares of common stock at the price of $0.30 per share. In May 2005, the Company purchased the remaining 4.8% of Davel’s outstanding common stock for $450,000 cash.

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

In June 2005, the Company acquired Evergreen Open Broadband (“Evergreen”), a wholesale wireless Internet service provider based in Boston, for a purchase price of approximately $231,073 representing 1,505,360 shares of Mobilepro common stock valued at $0.1535 per share based on the date that the parties reached agreement on the terms of the acquisition.

In June 2005, Mobilepro acquired AFN, a CLEC that is licensed to provide local telephone, long distance and/or Internet services throughout the United States, for consideration of $3,000,000, including 10,000,000 shares of Mobilepro common stock and a cash payment of $1,500,000. The Company also assumed liabilities totaling $1,549,784 including $1,337,103 payable to a related party company that supplies administrative and support services to AFN.

In September 2005, AFN acquired the assets of AllCom USA and their long distance and T-1 customers for $300,000 cash, providing the Company with an additional base of customers for bundled services.

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In accordance with the requirements of Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has provided certain financial information relating to the operating results and assets of its industry segments (see Note 12) based on the manner in which management disaggregates the Company in making internal operating decisions.

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

These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring, and that are necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended September 30, 2005 are not necessarily indicative of the results that will be achieved for the fiscal year ending March 31, 2006.

Reclassifications

Certain prior-period financial statement balances have been reclassified to conform to the September 30, 2005 presentation. The reclassifications resulted in no changes to the accumulated deficits reported in prior periods.

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

Financing Fees

The financing fees paid in May 2004 to Cornell Capital Partners, L.P. (“Cornell Capital”) and others related to the negotiation of the Standby Equity Distribution Agreement (the “SEDA”) were deferred and, in the current year, are being amortized against additional paid-in-capital on a straight-line basis over the twenty-four (24) month term of the SEDA. These fees were paid with the issuance of 8,000,000 shares of Mobilepro common stock valued in the amount of $1,760,000. The Company recorded amortization of approximately $220,000 in each of the three-month periods ended September 30, 2004 and 2005, respectively, and amortization of approximately $293,000 and $440,000 in the six-month periods ended September 30, 2004 and 2005, respectively. The 5% fee paid to Cornell Capital and others at the time that funds are drawn under the SEDA, amounting to $60,500 in the three-month period ended September 30, 2005, and amounting to $375,500 in the six-month period ended September 30, 2005, were charged to additional paid-in-capital. The 2% discount provided to Cornell Capital upon the conversion of SEDA notes payable to shares of common stock, $67,895 and $112,109 in the three-month periods ended September 30, 2004 and 2005, respectively, and $285,129 and $207,067 in the six-month periods ended September 30, 2004 and 2005, respectively, were included in interest expense.

The Company also incurred financing costs of $1,295,000 in May 2005 in connection with issuance of the $15.5 million convertible debenture to Cornell Partners and the early retirement of the bridge loan (see Note 5). These costs, including fees paid in cash to Cornell Partners, were charged to additional paid-in-capital.

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

If compensation expense had been determined based on the fair value of the options at the grant dates consistent with the method of accounting proscribed by SFAS No. 123, “Accounting for Certain Transactions Involving Stock Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company’s net income (loss) per share would have been stated at the following pro forma amounts for the six-month periods ended September 30, 2004 and 2005:

	For the Six Months Ended September 30,
	2004	2005
Net income (loss), as reported	$(2,505,200)	$943,092
Add: Stock-based employee compensation expense included in reported net income (loss)	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(6,004,019)	(1,900,247)

Pro forma net loss	$(8,509,219)	$(957,155)

Net income (loss) per share:
Diluted, as reported	$(0.0102)	$0.0023

Diluted, pro forma	$(0.0345)	$(0.0026)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the periods ended September 30, 2004 and 2005:

	2004	2005
Dividend yield	None	None
Expected volatility	60%	60%
Risk-free interest rate	4.50%	3.00%
Expected term (in years)	10.00	10.00

For stock options granted during the six-month periods ended September 30, 2004 and 2005, the weighted-average grant-date fair value was $0.19 per share and $0.20 per share, respectively.

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

At March 31, 2005 and September 30, 2005, property, plant and equipment was as follows:

	Estimated Useful Lives (in years)	March 31, 2005	September 30, 2005
		(audited)	(unaudited)
Furniture and fixtures	7	$387,861	$422,177
Machinery and equipment	5	13,584,088	15,745,595
Leasehold improvements	7	263,452	343,077
Vehicles	5	287,733	208,417
Subtotals		14,523,134	16,719,266
Less accumulated depreciation		(1,330,078)	(3,029,088)
Fixed assets, net		$13,193,056	$13,690,178

The Company recorded depreciation expense of $126,235 and $691,596 for the three-month periods ended September 30, 2004 and 2005, respectively, and depreciation expense of $166,179 and $1,329,000 for the six-month periods ended September 30, 2004 and 2005, respectively.

Advertising Contracts

CloseCall uses print, signage, radio and television advertising to market services to customers of certain local professional sports teams. Advertising programs include the use of long-term contracts. Upon the negotiation of such a contract, the Company records the cost of the advertising program as an asset, and amortizes the balance to operating expenses over the life of the contract. At September 30, 2005, prepaid expenses and other assets included balances of $258,693 and $693,124, respectively, related to such contracts. The corresponding contract liability is paid typically in installments. At September 30, 2005, accounts payable and long-term liabilities included balances of $341,384 and $547,941, respectively, that are payable under such contracts.

Customer Contracts and Relationships

In order to acquire certain customer rights under an agreement with Sprint Communications Company L.P. (“Sprint”), the Company made an up-front payment of $6,578,550, after adjustment for the difference in the closing number of customers subscribing to the service as compared to a target subscriber number. The purpose of the up-front payment was to acquire the existing customers and related revenue base, increasing the Company’s opportunity to leverage its broadband wireless market share. Accordingly, the entire opportunity payment, net of the portion allocated to the value of the tangible assets and adjusted to include payments for legal and direct professional advisory fees, was capitalized as an intangible asset ascribed to the subscriber customer contracts and relationships and will be amortized on a straight-line basis over the estimated life of the subscriber base. The Company has estimated this life to be ten years based upon an analysis of the operating history of the base and the average monthly disconnects. In addition, the Company intends to evaluate the value of this intangible asset for potential impairment at least annually and to adjust both the asset value and the prospective life in the future if determined necessary. For the three months ended September 30, 2005, amortization expense was $165,351.

This account also includes location contracts with net balances of $2,965,456 and $2,492,501 at March 31, 2005 and September 30, 2005, respectively, representing Davel acquisition costs allocated to location owner payphone contracts and other costs associated with obtaining written and signed location contracts. These other assets are amortized on a straight-line basis over their estimated useful lives based on contract terms (generally 5 years). Accumulated amortization related to these contracts at March 31, 2005 and September 30, 2005 was $267,586 and $554,203, respectively. Amortization related to location contracts was $160,317 and $320,609 for the three-month and six-month periods ended September 30, 2005.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Through September 30, 2005, the Company has recorded goodwill in the aggregate amount of $37,492,479 in connection with its acquisitions, including $4,913,380 recorded in the six-month period ended September 30, 2005. The Company has also recorded certain other intangible assets in connection with the acquisitions of CloseCall, Davel and certain Internet service provider companies. The Company performs its annual impairment tests for goodwill at fiscal year-end. However, on a quarterly basis, management is alert for events or circumstances that would indicate, more likely than not, that the fair value of a reporting segment has fallen below its carrying amount. If the Company concludes that the fair value of an acquired entity is less than the net assets of the entity, including goodwill, an impairment loss would be determined and recorded at that time. As of September 30, 2005, management does not believe that the Company has suffered impairment of goodwill.

Investments

During the year ended March 31, 2005, the Company provided certain management services to two emerging technology firms. As consideration, the Company received a 5% ownership in each firm. These investments were recorded in the amounts of $300,000 and $150,000, respectively, approximating the value of the services provided. The total investment amount of $450,000 was included in prepaid and other current asserts at March 31, 2005 and September 30, 2005.

Accounts Payable and Accrued Liabilities

At March 31, 2005 and September 30, 2005 accounts payable and accrued liabilities consisted of the following:

	March 31,	September 30,
	2005	2005
	(audited)	(unaudited)
Accounts payable	$16,911,370	$12,449,588
Accrued compensation	1,675,124	1,416,110
Accrued interest expense	937,378	671,641
Other accrued liabilities	339,216	3,525,845
Totals	$19,863,088	$18,063,184

Income Taxes

Effective July 14, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. The statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Because of its history of losses, the Company has not had any material federal or state income tax obligations. Due to the anticipated use of net operating loss carryforwards to offset current year income, no provision for income taxes was recorded for the three or six months ended September 30, 2005. The Company’s net operating loss carryforwards totaled $15,873,774 at March 31, 2005, expiring through March 31, 2025. When there has been a change in an entity’s ownership, utilization of net operating loss carryforwards may be limited. Because of the changes in the ownership of prior acquisitions of the Company, the use of these acquired net operating losses will be limited and may not be available to offset future taxable income.

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

SFAS 123R requires that the compensation cost relating to share-based payment transactions be recorded in financial statements. For each transaction, compensation cost is to be measured based on the fair value of the equity or liability instrument issued. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition of compensation expense. In accordance with a recently-issued Securities and Exchange Commission rule, small business registrants will be allowed to implement SFAS No. 123R as of the beginning of the first fiscal year that begins after December 15, 2005. The Company currently expects that it will adopt SFAS No. 123R for the fiscal quarter ending June 30, 2006.

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

NOTE 3- THE FORMATION OF KITE BROADBAND LLC

In June 2005, Kite Broadband, LLC (“Kite”) was funded with the Company making an investment of $3,825,000 cash and receiving 51% ownership. Minority interests invested $3,675,000 in cash. On June 30, 2005, Kite closed a Master Agreement for Services (the “Sprint Agreement”) with Sprint under which the Company shall provide services to Sprint’s broadband customers in fourteen (14) metropolitan markets for a period of three years utilizing the Sprint mark. The Agreement covers, among other things, the provisioning of certain customer-facing services, such as customer operations and call center management, sales, marketing, billing, collection, installation and repair. The Company is entitled to have Sprint remit collected customer revenues in exchange for these services and is required to remit a monthly fee back to Sprint for network support and transport services. The customers remain Sprint customers during the three-year term of the Agreement. Upon expiration of the Agreement, the Company will have the option to acquire the then existing customers pursuant to the terms of the Agreement. All network and spectrum assets will remain Sprint property. Should the bargain purchase option be exercised, Sprint has a right of first refusal to acquire the customer base back at estimated fair value. At September 30, 2005, the 49% minority ownership of Kite was included in the condensed consolidated balance sheet in minority interests in the amount of $3,853,354.

NOTE 4- THE ACQUISITION OF AFN

The acquisition of AFN has been accounted for under the purchase method of accounting. Accordingly, AFN will be treated as a wholly owned subsidiary of the Company. The following unaudited pro forma information for the three and six months ended September 30, 2004 and 2005 has been presented as if the acquisition occurred on April 1, 2004, and reflects the elimination of revenues recorded on the books of both US1 and AFN and the issuance of 10,000,000 shares of the Company’s common stock. The unaudited pro forma information does not necessarily represent the actual results that would have been achieved had the companies been combined at April 1, 2004, nor may they be indicative of future operations.

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2005	2004	2005
Revenues	$6,678,415	$26,546,650	$9,601,372	$50,615,263

Net income (loss)	(1,606,759)	523,900	(2,320,027)	1,053,263

Net income (loss) per share:
Basic	(0.0059)	0.0014	(0.0090)	0.0028
Diluted	(0.0059)	0.0012	(0.0090)	0.0025

NOTE 5-  NOTES PAYABLE

Secured Convertible Debenture

On May 13, 2005, the Company issued a secured convertible debenture (the “Debenture”) in the aggregate amount of $15.5 million to Cornell Capital. The Company used a significant portion of the proceeds to pay in full the remaining $13,000,000 balance of a note payable that bore interest at the rate of 23% and was due on November 15, 2005; the retired note was the source of bridge financing for the Company’s acquisition of Davel. Interest expense related to the retired note was $381,225 in the six-month period ended September 30, 2005.

The Debenture bears interest at an annual rate of 7.75% and is due and payable in the following installments over a three-year period: $500,000 is due on November 15, 2005; $1,500,000 is due on May 15, 2006; $1,000,000 is due on each of August 15, 2006, November 15, 2006 and February 15, 2007; $2,000,000 is due on each of May 15, 2007, August 15, 2007, November 15, 2007 and February 15, 2008; and the remaining $2,500,000 is due on May 15, 2008. The interest payable under the Debenture is due at the time of conversion or maturity; the holder of the Debenture may elect to receive the interest in cash or in the form of common stock of Mobilepro. Until the Debenture is repaid in full, Cornell Capital may elect to convert any portion of the outstanding principal amount of the Debenture, plus accrued interest, into shares of common stock of Mobilepro at a conversion price of $0.30 per share. The conversion price of the Debenture will adjust if the Company issues additional equity or instruments convertible into equity in connection with a transaction such as a stock dividend or a stock split pursuant to a formula included in the Debenture. For the three-month and six-month periods ended September 30, 2005, the amount of interest expense related to the Debenture, based on the stated interest rate, was $302,780 and $460,753, respectively; the cumulative amount of the interest was included in accrued liabilities at September 30, 2005.

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

The face amount of the Debenture is reflected in the balance sheet at September 30, 2005, net of unamortized debt discount of $701,775. The net amount of the Debenture reflects the fair market value on the date of issuance after allocating $853,200 of the proceeds to the Warrant. The discount on the Debenture is being amortized as a charge to interest expense over the three-year period until the Debenture becomes due in May 2008. Interest expense for the three-month and six-month periods ended September 30, 2005 included debt discount amortization in the amounts of $100,950 and $151,425, respectively.

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

In the event that Cornell Capital would hold more than 9.9% of the then outstanding common stock of the Company, the Company would be unable to draw down on the SEDA. At September 30, 2005, Cornell did not hold more than 9.9% of the then outstanding common stock of the Company.

In the six-month periods ended September 30, 2004 and 2005, the Company transferred borrowings under existing notes payable to Cornell Capital to the SEDA in the amounts of $7,000,000 and $7,200,000, respectively, and advanced 35,000,000 shares of its common stock to the escrow agent in each period in accordance with the terms of the SEDA. In the six-month periods ended September 30, 2004 and 2005, the Company converted $1,400,000 and $12,750,000 in borrowings under the SEDA, respectively, into 6,060,712 and 54,010,042 shares of common stock, respectively, that were issued to Cornell Capital by the escrow agent. At March 31, 2005 and September 30, 2005, borrowings under the SEDA of $6,500,000 and $2,950,000 were outstanding, respectively, and were classified in the accompanying balance sheets as current liabilities.

The SEDA replaced a similar equity line of credit arrangement with Cornell Capital that was negotiated in May 2002 and that was intended to provide $10 million in equity financing to the Company. In the six months ended September 30, 2004, the Company drew $2,000,000 from Cornell Capital in accordance with this arrangement and advanced 10,000,000 shares of its common stock to the escrow agent. During the six months ended September 30, 2004, 18,298,438 shares of common stock were issued to Cornell Capital under this arrangement. At March 31, 2005 and September 30, 2005, the equity line of credit arrangement was no longer in place and there were no outstanding borrowed amounts under this arrangement.

Notes Payable to Cornell Capital

In August 2004, the Company borrowed $8,500,000 from Cornell Capital. The amount was due in one-year with interest applied at an annual rate of 12%. Prior to March 31, 2005, the Company converted $7,200,000 of the note balance into debt under the SEDA; the remaining principal balance of the note payable, classified as a current liability in the balance sheet, was $1,300,000 at March 31, 2005. In May 2005, the remaining $1,300,000 outstanding principal amount was transferred into debt under the SEDA.

In September 2004, the Company borrowed $3,700,000 from Cornell Capital. The amount was due in one year with interest applied at an annual rate of 12%. At March 31, 2005, the Company classified the outstanding principal balance of this note payable of $3,700,000 as a current liability in the balance sheet. In June 2005 the remaining $3,700,000 outstanding principal amount was transferred into debt under the SEDA.

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

On September 7, 2005, the Company borrowed $2,000,000 from Cornell Capital, and simultaneously transferred the entire note balance into debt under the SEDA

During the three-month and six-month periods ended September 30, 2005, the interest expense, including conversion discount amounts, on the notes payable to Cornell Capital, including amounts transferred to the SEDA, was $310,158 and $639,429, respectively. Accrued and unpaid interest at September 30, 2005 related to these notes was $460,753.

Notes Payable Related to Acquisitions

As a portion of the consideration paid to owners of acquired companies, the Company may issue promissory notes. These notes typically are payable over terms ranging from 4 months to two years and bear interest at annual rates ranging from 3% to 7%. At March 31, 2005 and September 30, 2005, the aggregate balances due under the acquisition notes payable were $1,723,201 and $156,410, respectively. At March 31, 2005 and September 30, 2005, accrued interest amounts related to these notes were $43,066 and $2,973, respectively. During the three-month periods ended September 30, 2004 and 2005, interest expense amounts related to these notes payable were $29,356 and $8,434, respectively. During the six-month periods ended September 30, 2004 and 2005, interest expense amounts related to these notes payable were $41,255 and $14,591, respectively.

In June 2005, the Company retired notes payable to the former owners of Clover with remaining principal balances that totaled $570,372, by converting $535,188 into 2,200,000 shares of common stock of Mobilepro. The difference of $35,184 between the common stock payment and notes payable balances was credited to goodwill.

In September 2005, the Company settled a dispute with the former owners of Ticon with the cash payment of $195,000. The $55,000 difference between the payment and the $250,000 note payable balance was credited to goodwill.

In September 2005, the Company retired notes payable to the former owners of Internet Express, Inc., an Internet service provider acquired in March 2004, with remaining principal balances that totaled $209,533, by making a cash payment in the amount of $80,000. The difference of $129,533 between the payment and notes payable balances was credited to goodwill.

In September 2005, a majority of the former owners of The River, holding notes convertible into common stock of Mobilepro at a price of $0.20 per share with a total principal balance of $369,346, notified the Company of their intent to convert the notes. Accordingly, this total balance was reclassified to liability for common stock to be issued at September 30, 2005. In October 2005, the Company completed the conversion with the issuance of 1,846,733 shares of common stock of Mobilepro to the note holders.

Other Notes Payable and Long-Term Liabilities

The Company has other notes and long-term liabilities payable to banks and various other creditors and with aggregate balances due at March 31, 2005 and September 30, 2005 of $209,357 and $1,031,440, respectively.

Debt Maturities

A summary of the balances of notes payable and other debts at September 30, 2005 was as follows (unaudited):

Convertible debenture payable to Cornell Capital	$15,500,000
Notes payable to Cornell Capital under the SEDA	2,950,000
Notes payable to Cornell Capital	4,100,000
Notes payable related to acquisitions	156,410
Other notes payable and long-term obligations	1,031,440
23,737,850
Less: Unamortized debt discount on convertible debenture	(701,775)
Less: Amounts due within one year	(10,416,125)
Long-term portion of debt	$12,619,950

At September 30, 2005, a summary of the future scheduled payments of the long-term portion of debt was as follows (unaudited):

The twelve-month period ending--
September 30, 2007	$6,489,462
September 30, 2008	6,810,274
September 30, 2009	21,989
September 30, 2010	-
13,321,725
Less - Unamortized debt discount on convertible debenture	(701,775)
Long-term portion of debt	$12,619,950

NOTE 6-  STOCKHOLDERS’ EQUITY

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

In September 2004, the Company issued 5,000,000 shares of common stock to the former owners of Affinity as partial consideration for the acquisition of their company. The issued shares were valued at $1,000,000 based upon the date of agreement and the terms of the acquisition. The distribution of such value amount included an allocation of $995,000 to the terminated put agreement.

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

Common Stock Transactions in the Six-Month Period Ended September 30, 2005

The Company issued 933,334 shares of common stock in connection with the acquisition of WazAlliance that was completed in May 2005; the shares were recorded at a fair value of $135,333. The Company also issued 100,000 shares of common stock to an agency as compensation for broker fees relating to this acquisition that were valued at $15,000.

In June 2005, the Company issued 2,200,000 shares of common stock in full satisfaction of the promissory notes, and related accrued interest, totaling $535,188 that were issued in connection with the July 2004 acquisition of Clover.

In July and August 2005, the Company issued a total of 10,000,000 shares of its common stock owed to the former owner of AFN, completing the acquisition. These shares were valued at $0.15 per share, based on the market value of the Company’s common stock at the time the basic terms of the acquisition were negotiated.

In September 2005, the Company issued 1,505,360 shares of its common stock owed to the former owners of Evergreen, completing the acquisition. These shares were valued at $0.1535 per share, based on the market value of the Company’s common stock at the time the basic terms of the acquisition were negotiated.

During the six months ended September 30, 2005, the Company issued 35,000,000 shares of common stock to the escrow agent for use in the conversion of borrowings made under the SEDA, and converted $12,750,000 of SEDA debt into 54,010,042 shares of common stock.

Stock Options and Warrants

The stockholders of the Company have approved the issuance of 30,000,000 shares of common stock in connection with stock options granted pursuant to the 2001 Equity Performance Plan (the “2001 Plan”). In addition, the Company has issued options and warrants to purchase common stock to key personnel pursuant to specific authorization of the board of directors outside the scope of the 2001 Plan. The following tables summarize the stock option activity and the warrant activity for the six months ended June 30, 2005 (unaudited):

	Number of	Weighted-Average
Stock Options --	Options	Exercise Price

Outstanding - March 31, 2005	1,725,000	$0.192
Granted	2,000,000	$0.270
Exercised	-	$-
Cancelled	-	$-
Outstanding - September 30, 2005	3,725,000	$0.234

Exercisable - September 30, 2005	985,416	$0.174

	Number of	Weighted-Average
Stock Warrants --	Warrants	Exercise Price

Outstanding - March 31, 2005	61,232,500	$0.117
Granted	19,600,000	$0.290
Exercised	-	$-
Cancelled	-	$-
Outstanding - September 30, 2005	80,832,500	$0.159

Exercisable - September 30, 2005	63,281,313	$0.160

NOTE 7- LIABILITY FOR COMMON STOCK TO BE ISSUED

As the purchase prices of certain acquisitions are subject to post-closing adjustments, some of the common stock of Mobilepro due to the former owners of such acquired companies may not yet been issued. The $422,513 liability for common stock to be issued at September 30, 2005, reflecting an obligation to issue 2,213,399 shares in the aggregate, includes $53,167 relating to the acquisition of WazAlliance and $369,346 relating to the conversion of notes payable to the former owners of The River.

NOTE 8- BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options and warrants to purchase 84,557,500 shares were outstanding at September 30, 2005. The dilutive effect of these agreements resulted in the addition of 41,914,293 and 40,930,727 shares in the computations of diluted income per share for the three and six months ended September 30, 2005, respectively. The dilutive effect of convertible notes payable resulted in the addition of 8,216,171 shares in the computation of diluted income per share for the three months ended September 30, 2005. The effect of such notes for the six months ended September 30, 2005 was antidilutive. The effects of the assumed conversion of the Debenture and other convertible notes payable for the three and six months ended September 30, 2005 were also antidilutive. The computations of diluted income per share for the three-month and six-month periods ended September 30, 2005 was as follows (unaudited):

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net income	$523,900	$943,092

Weighted average number of shares outstanding during the period	388,001,055	374,464,022
Add: the treasury stock effect of stock options and warrants	41,914,293	40,930,727
Add: the effect of the assumed conversion of SEDA notes payable to common stock	8,216,171	-

Diluted number of shares outstanding	438,131,519	415,394,749

Net income per share:
Basic	$0.0014	$0.0025
Diluted	$0.0012	$0.0023

As the Company incurred net losses for the three and six months ended September 30, 2004, the effects of options, warrants and convertible debt were antidilutive for those periods.

NOTE 9- EXCHANGE OF PAYPHONES

In September 2005, Davel sold the majority of the payphones and certain related assets and liabilities of its Bronx, New York field service office (2,204 payphones) for a net selling price of $962,246. Davel recognized a $91,373 gain on the sale of the net assets and incurred $144,073 of exit and disposal activity costs associated with the closing of its Bronx field service office. The net loss before income taxes of $52,700 is included in other general and administrative expenses in the accompanying condensed consolidated statement of operations for the quarter ended September 30, 2005. Davel also entered into agreements with the purchaser of its payphones to acquire certain of their payphones in Florida and to maintain, to service and to collect Davel’s remaining payphones in the New York City area. On September 30, 2005, Davel acquired 2,240 payphones located in Florida from the purchaser for a net purchase price of $784,000.

NOTE 10-       COMMITMENTS

In June 2005, Mr. Jay O. Wright, the Company’s President and Chief Executive Officer, extended his employment agreement with the Company through 2007, with the extension stipulating annual salary amounts during the term, restructuring the basis for bonus awards, and providing severance payment terms. The Company also has an employment contract with each senior executive, including the chief financial officer, the general counsel, and the general managers of the technology segment, the Internet service segment, CloseCall and Davel.
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

NOTE 11-       CONTINGENCIES

During the fiscal year ended March 31, 2005, management concluded that uncertainty pertaining to the Company’s ability to operate as a going concern should be eliminated. The events and factors considered by management in reaching its decision included the ability of the Company to obtain short-term and bridge loans, the commitment received from Cornell Capital to provide the Company with up to $100 million in equity financing through the SEDA, and the ability of the Company to consummate a series of fourteen acquisitions in the fifteen-month period ended March 31, 2005. The acquired Internet and voice service providers are expected to generate revenues and to provide cash flow from operations. In the six-month period ended September 30, 2005, the Company refinanced a high interest, short-term bridge loan in the amount of $13 million with the proceeds of the Debenture that is scheduled to be paid over a three-year term (see Note 3) bearing an annual interest rate 7.75%, established or extended the employment arrangements with the Company’s key executives, and achieved net income of $943,092.

Litigation and Other Legal Proceedings

As of September 30, 2005, the Company was party to the following material legal proceeding.

At the time that the Company acquired 95.2 % of the stock of Davel, Davel was a defendant in a civil patent infringement lawsuit captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls and is seeking damages in connection with the alleged infringement. Davel continues to review and investigate the allegations set forth in the complaint, continues to assess the validity of the Gammino Patents and is in the process of determining whether the technology purchased by Davel from third parties infringes upon the Gammino Patents. According to the terms of the Davel acquisition agreement, the former secured lenders, subject to certain limitations, have agreed to reimburse the Company for the litigation costs and any losses resulting from the Gammino lawsuit from future regulatory receipts that were assigned previously to them by Davel. Any such regulatory receipts are deposited into a third-party escrow account and are used to reimburse the Company for costs incurred. The secured lenders are not required to fund the escrow account or otherwise reimburse the Company for amounts, if any, in excess of actual regulatory receipts collected. Any amount remaining in the escrow account at the conclusion of the litigation is to be returned to the former secured lenders. The Company has received significant regulatory receipts that are being held in escrow. The case is in the discovery phase of the litigation, and it is unable to predict the likely outcome or assess the sufficiency of the escrowed receipts to cover legal costs and losses, if any, related to this matter.

In September 2005, pending court approval of the agreements and formal dismissal of the case, Davel settled with the plaintiffs in the following matter.

On or about October 15, 2002, Davel was served with a complaint, in an action captioned Sylvia Sanchez et al. v. Leasing Associates Service, Inc., Armored Transport Texas, Inc., and Telaleasing Enterprises, Inc. On or about January 8, 2002, the Plaintiffs filed their first amended complaint adding a new defendant, LAI Trust, and on or about January 21, 2002 filed their second amended complaint adding new defendants including Davel and certain of its subsidiaries. Davel’s insurance company has agreed to pay the settlement amount that is not material to the Company’s financial statements.

NOTE 12- SEGMENT INFORMATION

The Company’s reportable operating segments include voice services, Internet services and wireless networks. Results of operations and certain asset data relating to the Company’s business segments for the three-month periods ended September 30, 2004 and 2005 were as follows (unaudited):

The Three Month Period	Voice	Internet	Wireless
Ended September 30, 2004	Services	Services	Networks	Corporate	Total
Revenues	$955,571	$3,547,498	$-	$465,000	$4,968,069
Cost of revenues	(466,235)	(1,701,138)	-	-	(2,167,373)
Other operating expenses	(365,883)	(1,363,825)	(255,091)	(2,082,189)	(4,066,988)
Depreciation and amortization	(27,920)	(132,651)	(7,294)	(216,353)	(384,218)
Interest, net	-	(29,356)	-	(67,895)	(97,251)
Net income (loss)	$95,533	$320,528	$(262,385)	$(1,901,437)	$(1,747,761)

Total assets	$4,278,743	$17,967,490	$18,986	$12,410,455	$34,675,674
Fixed assets, net of accumulated depreciation	$71,140	$1,290,511	$14,587	$-	$1,376,238
Goodwill, net of impairment	$3,057,405	$13,818,288	$-	$-	$16,875,693

The Three Month Period	Voice	Internet	Wireless
Ended September 30, 2005	Services	Services	Networks	Corporate	Total
Revenues	$19,333,581	$3,823,619	$3,389,450	$-	$26,546,650
Cost of revenues	(8,197,761)	(1,782,707)	(1,673,927)	-	(11,654,395)
Other operating expenses	(8,290,359)	(1,683,449)	(1,926,127)	(580,057)	(12,479,992)
Depreciation and amortization	(775,316)	(85,129)	(183,228)	(3,646)	(1,047,319)
Interest, net	(7,491)	4,849	9,128	(704,821)	(698,335)
Minority interests	35,645	-	(178,354)	-	(142,709)
Net income (loss)	$2,098,299	$277,183	$(563,058)	$(1,288,524)	$523,900

Total assets	$55,190,207	$17,897,818	$10,712,861	$3,359,932	$87,160,818
Fixed assets, net of accumulated depreciation	$11,740,439	$1,277,848	$668,216	$3,675	$13,690,178
Goodwill, net of impairment	$21,925,741	$15,072,519	$494,219	$-	$37,492,479

Results of operations relating to the Company’s business segments for the six-month periods ended September 30, 2004 and 2005 were as follows (unaudited):

The Six Month Period	Voice	Internet	Wireless
Ended September 30, 2004	Services	Services	Networks	Corporate	Total
Revenues	$955,571	$4,567,662	$-	$615,000	$6,138,233
Cost of revenues	(466,235)	(2,059,077)	-	-	(2,525,312)
Other operating expenses	(365,883)	(1,788,139)	(778,711)	(2,361,509)	(5,294,242)
Depreciation and amortization	(27,920)	(168,948)	(7,294)	(293,333)	(497,495)
Interest, net	-	(41,255)	-	(285,129)	(326,384)
Net income (loss)	$95,533	$510,243	$(786,005)	$(2,324,971)	$(2,505,200)

The Six Month Period	Voice	Internet	Wireless
Ended September 30, 2005	Services	Services	Networks	Corporate	Total
Revenues	$37,796,032	$7,861,019	$3,395,444	$-	$49,052,495
Cost of revenues	(17,251,793)	(3,738,731)	(1,685,733)	-	(22,676,257)
Other operating expenses	(15,231,270)	(3,436,254)	(2,154,076)	(968,631)	(21,790,231)
Depreciation and amortization	(1,511,859)	(166,928)	(183,616)	(7,293)	(1,869,696)
Interest, net	(8,040)	(13,616)	9,202	(1,618,056)	(1,630,510)
Minority interests	35,645	-	(178,354)	-	(142,709)
Net income (loss)	$3,828,715	$505,490	$(797,133)	$(2,593,980)	$943,092

NOTE 13-       SUBSEQUENT EVENTS

Subsequent to September 30, 2005, The Company converted $500,000 of the $2,950,000 balance of outstanding SEDA debt at September 30, 2005 into 2,476,061 shares of its common stock. The remaining balance of $2,450,000 in SEDA borrowings is scheduled to convert into shares of common stock in installments by December 30, 2005.

On October 24, 2005, the Company announced that its subsidiary CloseCall reached a commercial agreement with the incumbent local exchange carrier (ILEC) subsidiaries of SBC Communications, Inc. The agreement runs through September 29, 2010 and covers all 13 states that the SBC ILECs serve.

On October 26, 2005, the Company borrowed $2,500,000 from Cornell Capital in order to close on the acquisition of InReach Internet, LLC (“InReach”), an Internet service provider located in Stockton, California. The note payable is due in 5 months and bears interest at an annual rate of 8%.

On November 1, 2005 the Company completed the acquisition of InReach for a total purchase price of $3,066,873, including $2,116,873 cash and 4,357,798 shares of the Company’s common stock with a value of $950,000.

In October 2005, the Company completed the conversion of a majority of notes payable to former owners of The River with the issuance of 1,846,733 shares of common stock of Mobilepro.

On October 28, 2005, the Company issued 10,000,000 shares of its common stock to the escrow agent for the SEDA.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended September 30, 2004 and 2005, our financial condition at September 30, 2005 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

Overview

We are a broadband wireless, telecommunications, and integrated data communication services company. We deliver a comprehensive suite of voice and data communication services, including local exchange, long distance, enhanced data, Internet, wireless and broadband services to our end-user customers. We are focused on growing our current customer bases, deploying wireless networks, acquiring and growing profitable telecommunications and broadband companies, and forging strategic alliances with well positioned companies with complementary product lines and in complementary industries.

We market and sell our integrated communications services through 11 branch offices in 8 states and we service over 222,000 equivalent subscriber lines including approximately 142,000 local, long-distance and/or cellular telephone lines, 50,000 dial-up lines, 5,000 broadband lines, and over 25,000 broadband wireless lines. We own and operate approximately 36,000 payphones predominantly located in 42 states and the District of Columbia.

Our revenues are primarily generated through three of our four business reporting segments that are described as follows:

Wireless Networks
Our broadband wireless network deployment efforts are being conducted by our wholly-owned subsidiary, NeoReach, Inc., and its subsidiary, NeoReach Wireless, Inc. (“NeoReach Wireless”). This operation is concentrating its efforts on the deployment of municipally sponsored wireless access zones. This segment also includes the operations of our 51%-owned subsidiary, Kite Broadband LLC, a wireless broadband Internet service provider located in Ridgeland, Mississippi.

Voice Services
Our voice services segment is led by CloseCall America, Inc. (“CloseCall”), a Competitive Local Exchange Carrier (“CLEC”) based in Stevensville, Maryland; American Fiber Network, Inc. (“AFN”), a CLEC based in Kansas City, Kansas; and Davel Communications, Inc. (“Davel”), an independent payphone provider based in Cleveland, Ohio. CloseCall offers our customers a full array of telecommunications products and services including local, long-distance, 1.800CloseCall anytime/anywhere calling, digital wireless, high-speed telephone (voice over IP), and dial-up and DSL Internet services. AFN is licensed to provide local telephone, long distance and/or Internet services throughout the United States. Davel is one of the largest independent payphone operators in the United States.

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

Corporate
Our corporate reporting segment serves as the holding company of the operating subsidiaries that are divided among the other three business reporting segments, provides senior executive and financial management, and performs corporate-level accounting, financial reporting and legal functions. Occasionally, its employees may provide services to customers resulting in the recognition of consulting service revenues.

Revenues for the reportable business segments for the three and six months ended September 30, 2004 and 2005 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Business Segment	2004	2005	2004	2005

Voice	$955,571	$19,333,581	$955,571	$37,796,032
Internet Services	3,547,498	3,823,619	4,567,662	7,861,019
Wireless Networks	-	3,389,450	-	3,395,444
Corporate	465,000	-	615,000	-
Total Revenues	$4,968,069	$26,546,650	$6,138,233	$49,052,495

Cost of network services is comprised primarily of telecommunications charges, including data transmission and database access, leased digital capacity charges, circuit installation charges and activation charges. The costs of database access, circuits, installation charges and activation charges are based on fixed fee and/or measured services contracts with local exchange carriers, inter-exchange carriers and data services providers. The cost of providing services to our customers also includes salaries, equipment maintenance and other costs related to the ongoing operation of our network facilities. Depreciation expense on our network equipment is excluded from our cost of network services and is included in depreciation and amortization of property and equipment and amortization of intangible assets in our consolidated statements of operations. Our other operating expenses include costs related to sales, marketing, administrative and management personnel; outside legal, accounting and consulting services; advertising and occupancy expenses; and other costs of being a publicly traded company, including legal and audit fees, insurance premiums and board of director fees.

Prior to January 2004, we were a development stage company. Although we were incorporated only five years ago, we have undergone a number of changes in our business strategy and organization. In June 2001, we focused our business on the integration and marketing of complete mobile information solutions to meet the needs of mobile professionals. In April 2002, we acquired NeoReach, Inc. and shifted our focus toward solutions supporting the third generation wireless market. We shifted our business strategy again in December 2003 with a new management team, expanding significantly the scope of our business activity to include Internet access services, local and long distance telephone services and the ownership and operation of payphones. In 2005, we began to invest in the business of deploying broadband wireless networks and providing wireless network access services in wireless access zones to be primarily located in municipality-sponsored areas. We entered these businesses primarily through the acquisition of established companies. These operations have been acquired within the last twenty-four months. Accordingly, our experience in operating our current businesses is limited. Although we have reported net income for three consecutive quarters, our Company has lost money historically. In the years ended March 31, 2005 and 2004, we incurred net losses of $5,359,722 and $2,157,844, respectively.

Recent Events

Significant accomplishments in the six-month period ended September 30, 2005 included, among other achievements, expanding our voice services and wireless networks businesses through the consummation of four acquisitions, beginning the deployment of the broadband wireless network in Tempe, Arizona, obtaining a controlling interest in a company that will supply broadband wireless services to customers of Sprint Communications Company (“Sprint”), being selected by the city of Sacramento, California, for the deployment, ownership and management of its planned broadband wireless network, and the refinancing of a $13 million acquisition bridge loan.

Wireless Networks

In April 2005, we were selected by the city of Tempe, Arizona, to deploy, own and manage a city-wide broadband wireless access network covering 40 square miles and serving a population of approximately 160,000 people. The network is expected to reach approximately 65,000 households, 1,100 businesses, 50,000 students and the annual visitors to Tempe. The network will also provide municipal services to the city’s police, fire, emergency, and administrative personnel, and the staff, faculty and students of Arizona State University.

In May 2005, the core of our operation in Tempe was obtained when NeoReach Wireless acquired Transcordia, LLC, d/b/a/ WazAlliance, a network of metro-wide commercial and residential wireless Internet access zones for a purchase price of $257,500, paid in the form of common stock and cash. We have expanded this operation as it focuses its efforts on the design and deployment of the Tempe wireless network. We believe that the WazTempe project is one of the first of its kind by providing a cost-effective alternative to residential dial-up service and local area hot-spot wireless access and serving as an alternative and/or complement to DSL and cable. We have begun to acquire paying customers and the initial phase of deployment is scheduled to be completed by February 2006. In August 2005, we executed a definitive, five-year agreement, also including two five-year extensions, with the city for the deployment and management of the wireless network. Because of the increased pace in the emergence of municipal wireless networking opportunities, we have accelerated our business development efforts in this market. Including the operating costs being incurred to support the Tempe network, total operating expenses for NeoReach Wireless in the three months ended September 30, 2005 were $677,052 compared to operating expenses of $200,876 for this operation in the previous quarter. We have acquired networking equipment at a total cost of approximately $430,000 to date for the Tempe wireless network.

In June 2005, we acquired Evergreen Open Broadband, a wholesale wireless Internet service provider based in Boston, for 1,505,360 shares of our common stock valued in the amount of approximately $231,000 and the assumption of certain liabilities, in order to cultivate and manage relationships with regional and national ISPs targeting retail wireless customers. Evergreen's wholesale business model provides an open, competitively priced wireless platform for local, regional and national ISPs to market their services. Under this model, retail customers receive service and a bill from their preferred ISP while Evergreen bills the ISP for the value of wholesale services provided. Evergreen will operate as part of NeoReach Wireless. Evergreen has actively participated in our bidding for Tempe and approximately 20 other city-wide wireless network opportunities that are either pending or under consideration.

In June 2005, we acquired a 51% ownership interest in Kite Broadband, LLC (“Kite”) with the investment of $3,825,000 cash. On June 30, 2005, Kite executed a Master Agreement for Services with Sprint under which Kite shall provide services to Sprint’s broadband customers in fourteen (14) metropolitan markets for a period of three years utilizing the Sprint mark. The agreement covers, among other things, the provisioning of certain customer-facing services, such as customer operations and call center management, sales, marketing, billing, collection, installation and repair. Kite is entitled to have Sprint remit collected customer revenues in exchange for these services and remit a monthly fee back to Sprint for network support and transport services. The customers remain Sprint customers during the three-year term of the agreement. Upon expiration of the agreement, Kite will have the option to acquire the then existing customers pursuant to the terms of the agreement. All network and spectrum assets will remain the property of Sprint. Since June 30, 2005, Kite has generated revenues of approximately $3,385,000; our 51% share of Kite’s net income for the quarter was $185,633.

Finally, we completed the quarter with the announcement of our second major municipal wireless network award. On September 20, 2005, we reported that a selection committee for the city of Sacramento, California (a city with a population of approximately 465,000 people), chose NeoReach Wireless to design, deploy, own and operate a metro-wide broadband wireless network. We have signed a memorandum of understanding covering a pilot deployment and we have begun the negotiation of a definitive contract covering the entire project. The proposed network will initially cover Sacramento's downtown, Old Town and state capital areas, about 10 square miles, and will grow to cover other areas of the city in future phases. Wireless Internet access will be available in these areas on a fixed and mobile basis, to residents, businesses, students and visitors. The completed network will enable a range of free and fee-based services and provide secure high-speed access to data, voice and video throughout the coverage area. Subscription services will be offered on an annual, monthly, daily and hourly basis and will allow access to multiple Internet service providers. Two other small cities have also selected us for the deployment, ownership and management of their planned wireless networks. Currently, we are negotiating definitive contracts with these municipalities.

Voice Services

During the current year, activities at CloseCall America have been focused on the expansion of its telecommunications service offerings and the securing of long-term agreements with local exchange carriers.

In the six-month period ended September 30, 2005, we completed five-year commercial agreements with Verizon and SBC covering six and thirteen states, respectively. In addition, we executed a similar agreement with BellSouth covering nine states that runs through December 31, 2007. Completion of these agreements 1) allows the expansion of CloseCall’s overall geographic market, and the expansion and bundling of service offerings in these states including Florida, and 2) provides predictability of the pricing of wholesale services provided to us by these carriers during the terms of the agreements.

In June 2005, CloseCall launched a new cellular service called TommyWireless. This service targets teen, pre-teen and other prepaid cell-phone users combining many features in a basic service package, including parent/user controls, and offering enhanced packages including free nights and weekends and anytime minutes, and provides parents with the ability to manage the cell phone usage of their children. Recently, CloseCall announced that it has begun to sell its nationwide cellular service in nine new markets bringing the total to twenty states plus the District of Columbia. Included in this announcement was an offer of a bundled service package called CloseKnit Wireless that would provide free cellular service for two years for a bundled monthly rate to customers who switch their local and long distance services to CloseCall America or other Mobilepro affiliate. This program has been enhanced to include, as an alternative, the offer of free DSL installation and service for one year to customers who choose the CloseKnit bundled service package. CloseCall has also expanded its advertising programs in the current year. It uses print, signage, radio and television advertising to market services to customers of certain local professional sports teams including the Baltimore Ravens, Ripken Baseball, Aberdeen Ironbirds, Frederick Keys, Bowie Baysox, and the Delmarva Shorebirds.

During the six-month period ended September 30, 2005, we completed two acquisitions intended to add revenue profitably and licensed coverage areas. On June 30, 2005, we acquired AFN, a company licensed to provide local, long distance and/or Internet service throughout the United States that adds 15,000 customer lines to our customer base. AFN is focused on four major customer segments - hotels and resorts, corporate housing, resort-area property management and other business services. The purchase consideration was $3,000,000, including 10,000,000 shares of our common stock and a cash payment of $1,500,000. Since its acquisition on June 30, 2005, AFN has provided revenue of approximately $1,632,000 and contributed operating profit of $590,914. This operating profit was favorably affected by the timing of costs and expenses incurred by AFN’s affiliated service company during 2005. The service agreement terminated on October 31, 2005. In September 2005, AFN acquired the assets of AllCom USA and their long distance and T-1 customers for $300,000 cash, providing an additional customer base for bundled services. This acquisition is expected to increase our annual revenues by approximately $1,200,000.

On September 30, 2005, Davel sold the majority of the payphones and certain related assets and liabilities of its Bronx, New York, field service office, representing 2,204 payphones, for a net selling price of $962,246. We recognized a $91,373 gain on the sale of the net assets, but we incurred $144,073 of exit and disposal activity costs associated with the closing of the field service office resulting in a net loss of $52,700. Davel also entered into agreements with the purchaser of its payphones to acquire certain of their payphones in Florida and to maintain, service and collect Davel’s remaining payphones in the New York City area. On September 30, 2005, Davel acquired 2,240 payphones located in Florida from the purchaser for a net purchase price of $784,000. We expect that the purchase of the payphones in Florida will allow us to maintain the level of revenues at a reduced level of operating expenses.

Internet Services

During the current year, the activities of this operation have focused on the integration of the operations of the acquired companies comprising this business segment. These integration efforts are now being led by James L. Magruder, an experienced telecommunications executive who joined us in September 2005. The efforts are focused on combining service offerings, consolidating network operations and customer support locations, and reducing operating costs. An indication of progress in this area is that the Internet services segment reported an operating profit of $277,183 for the current quarter, a 21% increase over the previous quarter, despite a net 5% downward churn in revenues. The success of our overall growth strategy depends, in part, on our ability to transition customers to new Internet access services, especially broadband wireless. However, at present, dial-up subscribers represent the largest group of customers of the Internet services group. The erosion of this customer base is likely to continue until our new efforts to transition these customers to enhanced services become more effective.

During the six months ended September 30, 2005, through cash payments and the conversion of note amounts into shares of our common stock, we retired notes payable related to ISP acquisitions in the amount of approximately $1,608,000, including negotiated note reductions of approximately $220,000 relating to post closing purchase price adjustments.

Subsequent to the end of the quarter, on November 1, 2005, we announced the acquisition of InReach Internet, an Internet services provider located in Stockton California. Besides adding annual revenue and EBITDA expected to approximate $5,700,000 and $1,000,000, respectively, InReach provides a base of operations for the Sacramento municipal wireless network. The purchase price for InReach, before any post closing adjustments, included $2,116,873 cash and 4,357,798 shares of common stock valued at $950,000.

Corporate Activities

Since the beginning of the current fiscal year, we have continued to strengthen our balance sheet in order to provide capital for acquisitions, for our NeoReach Wireless operating needs, including the capital expenditures related to the build-out of municipal broadband wireless networks, and to improve our liquidity. We have increased stockholders’ equity to over $37,000,000 with a cash balance of $7,860,528 at September 30, 2005. Total debt has been reduced from a balance of approximately $26,534,000 at March 31, 2005 to a balance of $23,036,000 at September 30, 2005. We are looking for opportunities to further improve those positions.

We significantly improved our financial position and reduced our costs in May 2005 when we issued a convertible debenture in the aggregate amount of $15,500,000 million to Cornell Capital Partners, L.P. (“Cornell Capital”). We used a significant portion of the proceeds to pay in full the remaining $13,000,000 balance of a note payable that bore interest at the rate of 23% and was due on November 15, 2005. The retired note was the source of bridge financing for our acquisition of Davel. The debenture is payable in installments over a three-year period, with only $3,000,000 classified as a current liability at September 30, 2005, and bears interest at an annual rate of 7.75%.

In September 2005, the stockholders approved 1) an amendment to our certificate of incorporation that increased the authorized number of shares of common stock from 600 million to 1.5 billion shares and the authorized number of preferred shares from 5,035,425 to 20,035,425, and 2) an increase in the number of shares of our common stock available for award under our employee stock option plan from 1 million to 30 million.

Critical Accounting Policies

We believe there have been no significant changes in our critical accounting policies during the six-month period ended September 30, 2005 as compared to what was previously disclosed in our Annual Report on Form 10-KSB for the year ended March 31, 2005. During this period, because the $100 million Standby Equity Distribution Agreement with Cornell Capital (the “SEDA”) is providing equity financing to us, we began to amortize deferred financing costs related to the SEDA to additional paid-in-capital and we began to charge this account for the additional fees paid to Cornell Capital and other financial advisors in connection with making draws under the SEDA.

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

SFAS 123R requires that the compensation cost relating to share-based payment transactions be recorded in financial statements. For each transaction, compensation cost is to be measured based on the fair value of the equity or liability instrument issued. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition of compensation expense. In accordance with a recently-issued Securities and Exchange Commission rule, small business registrants will be allowed to implement SFAS No. 123R as of the beginning of the first annual period that begins after December 15, 2005. We currently expect that we will adopt SFAS No. 123R for the fiscal quarter ending June 30, 2006.

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

Results of Operations and Financial Condition

The Three Months Ended September 30, 2005 and 2004

Total Revenues

We generated consolidated revenues of $26,546,650 in the three-month period ended September 30, 2005 compared with revenues of $4,968,069 in the corresponding period of the prior fiscal year. Since April 1, 2004, we have completed the acquisition of sixteen companies that have provided significant revenues to us, particularly to our voice and Internet services operating segments. The most significant portions of our revenues are provided by our CloseCall and Davel subsidiaries that were acquired in October 2004 and November 2004, respectively.

Revenues by Segment

Voice Services. We deliver voice communications services to end users on a retail basis principally though this business segment. Revenues from our voice services for the current quarter ended September 30, 2005 were $19,333,581, representing 72.8% of consolidated revenues. The revenues of this segment were only $955,571 in the second quarter last year. The current year revenues were attributable primarily to CloseCall, Davel and AFN, all of which were acquired subsequent to last year’s second quarter. This group derives most of its operating revenues from recurring monthly charges, coin revenue and “dial-around” revenues (intercarrier compensation paid to us by the providers of 800 numbers at the rate of 49.4 cents per call) that are generated by our communications services. Our local and long distance service revenues are being negatively affected in the current year by a continued decline in rates and competitive pressures to bundle long distance minutes of use within local service product offerings. Our existing base of business of long distance minutes is also subject to increasing competition from both VoIP and competing wireless service offerings.

Internet Services. We deliver data communications services to end users on a retail basis principally though this business segment. Revenues from Internet services for the current quarter ended September 30, 2005 were $3,823,919, representing approximately 14.4% of consolidated revenues. We reported Internet service revenues of $3,547,498 for the prior year quarter ended September 30, 2004. The current year results included a full quarter of operating results for each of the eight data services companies acquired during the fiscal year ended March 31, 2005. As a result of the additions to revenues of the voice group as discussed above, we derived a decreasing percentage of our consolidated revenues from Internet services.

Wireless Networks. The revenues of this operating segment principally relate to Kite. As indicated above, Kite’s revenues for the current quarter were $3,385,314, representing 12.8% of consolidated revenues. To date, the revenues earned by NeoReach Wireless are insignificant. This segment did not generate any revenues for the fiscal quarter ended September 30, 2004. In the second quarter, our profitability was adversely affected by an acceleration of spending by NeoReach Wireless. Increased interest in municipal wireless projects, as measured by the number of municipalities issuing requests for proposals, has convinced us to increase the pace of our investment in this business. In order to respond to the growing number of opportunities, we have increased staff in this group and expanded our business development activities resulting in increased compensation costs, tradeshow attendance costs and other travel expenses. By the end of the fiscal year, we expect to be chosen by one or more other municipalities to deploy and manage wireless networks.

Corporate. From time to time, the corporate segment generates miscellaneous revenues. No such revenues were generated by this segment in the current year quarter. During the quarter ended September 30, 2004, we reported $465,000 in miscellaneous revenues.

Operating Costs and Expenses

Total operating costs and expenses for the three months ended September 30, 2005, including depreciation and amortization, were $25,181,706, representing 94.9% of consolidated revenues, compared with $6,618,579 in the corresponding period of the prior year, representing 133.2% of consolidated revenues. Operating costs and expenses have increased, but decreased as a percentage of consolidated revenues, as we acquire companies and increase the size of our businesses. The cost of services (excluding depreciation and amortization) was $11,654,395 in the three months ended September 30, 2005, or 43.9% of revenues, compared with $2,167,373, or 43.6% of revenues, in the prior year quarter. Compensation expenses, professional fees paid to attorneys, accountants and other advisors, and other general and administrative expenses comprises a major portion of operating costs and expenses. Such expenses represented 44.5% of total operating costs and expenses in the three-month period ended September 30, 2005.

Interest Expense

Interest expense, net, was $698,335 for the three-month period ended September 30, 2005 compared with only $97,251 in the comparable period of the prior year. The amount of our debt has increased substantially between years as we have used debt financing to consummate certain major acquisitions. Most significantly, the purchase consideration for the acquisition of Davel in November 2004 included $14 million cash. These funds were provided by the proceeds of the acquisition bridge loan that was refinanced in May 2005 with funds provided by the issuance of the convertible debenture to Cornell Capital. In addition, we used funds borrowed from Cornell Capital to provide the $8 million cash portion of the CloseCall purchase consideration and the combined total of $5,325,000 in cash required to consummate the acquisition of AFN and to make our investment in Kite. The major components of interest expense for the current year quarter included approximately $310,000 related to notes payable to Cornell Capital, and approximately $404,000 related to the convertible debenture including approximately $101,000 in debt discount accretion. In the comparable quarter of the prior year, the interest expense of $97,251 primarily related to notes payable to Cornell Capital.

Net Income (Loss)

We reported net income of $523,900 for the three-month period ended September 30, 2005, or $0.0012 per share on a diluted basis, compared with a net loss of $1,747,761, or $(0.0067) per share, for the corresponding quarter of the prior year. Both the voice and Internet service business segments contributed operating profits in the current year quarter totaling approximately $2,375,000, more than offsetting an operating loss incurred by the wireless networks segment of approximately $563,058 and corporate expenses of $1,288,524. In the comparable quarter of the prior year, the Internet services and voice segments provided operating income of approximately $416,000 that was not sufficient to offset the combined operating loss of the wireless networks and corporate segments of approximately $2,164,000. The prior year net loss for the quarter included amortization expense of approximately $220,000 related to SEDA deferred financing fees. Consistent with our practice of converting funds drawn under the SEDA to common stock, we have charged current year amortization to additional paid-in capital.

Consecutive Quarter Results

On a consecutive quarter basis, consolidated revenues increased by 17.95% from $22,505,845 reported for the three-month period ended June 30, 2005. We increased net income to $523,900 for the current quarter from $419,192 reported for the previous quarter, representing an increase of 24.98%. Significantly benefiting current quarter results were the revenues and profits provided by AFN and Kite; these operations contributed combined revenues of approximately $5,017,000 and operating profit of approximately $777,000. Operating costs and expenses increased by approximately $4,027,000 from the prior quarter due primarily to the addition of these operations and the increased pace of spending at NeoReach Wireless as explained above. Slightly offsetting the effect of these increases was the decline in operating expenses incurred by the Internet services segment, also described above. EBITDA, as displayed below, increased by 4.4% on a consecutive quarter basis from $2,173,744 for the prior quarter to $2,269,554 for the current quarter.

EBITDA Presentation

EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under GAAP. However, we have included data with respect to EBITDA because we evaluate and project the performance of our business using several measures, including EBITDA. The computations of EBITDA for the three-months periods ended September 30, 2004, June 30, 2005 and September 30, 2005 are as follows.

	For the Three Months Ended June 30,	For the Three Months Ended September 30,
	2005	2004	2005

Net Income (Loss)	$419,192	$(1,747,761)	$523,900
Add non-EBITDA items included in net results:
Depreciation and amortization	822,377	384,218	1,047,319
Interest expense, net	932,175	97,251	698,335

EBITDA	$2,173,744	$(1,266,292)	$2,269,554

Our negative EBITDA in the second quarter of the prior fiscal year was primarily attributable to acquisition costs and the smaller scale of operations in the prior year.

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

The Six Months Ended September 30, 2005 and 2004

Revenues

Consolidated revenues were $49,052,495 in the six-month period ended September 30, 2005 compared with revenues of $6,138,233 in the corresponding period of the prior fiscal year. The most significant portion of the increase in revenues is the combined revenues of CloseCall and Davel, subsidiaries that were acquired in October and November 2004, respectively. As a result, the voice business segment reported revenues of $37,796,032 for the current year compared with revenues of only $955,571 in the prior year. As indicated above, the recent acquisitions of AFN and Kite added combined revenues of approximately $5,017,000 to current year results. Full period revenues for all of the acquired ISPs resulted in the increase in Internet services revenues to $7,861,019 for the current year from revenues of $4,567,662 reported for the prior year.

Operating Costs and Expenses

Our costs and operating expenses for the six months ended September 30, 2005, including depreciation and amortization, were $46,336,184, representing 94.5% of consolidated revenues, compared with $8,317,049 in the corresponding period of the prior year, representing 135.5% of consolidated revenues. Operating costs and expenses have increased significantly, but decreased as a percentage of consolidated revenues, as we acquire companies, increasing the size of our businesses and leveraging the corporate-level functions, and begin to combine operations. The cost of services (excluding depreciation and amortization) was $22,676,257 in the six months ended September 30, 2005, or 46.2% of revenues, compared with $2,525,312, or 41.1% of revenues, in the corresponding prior year period. We anticipate that cost of services as a percentage of consolidated revenues may increase in the future as the revenues of our voice segment become a greater portion of consolidated revenues. Compensation expenses, professional fees paid to attorneys, accountants and other advisors, and other general and administrative expenses, a major element of consolidated operating costs and expenses, represented 42.3% of total operating costs and expenses in the six-month period ended September 30, 2005.

Interest Expense

Interest expense, net, was $1,630,510 for the six-month period ended September 30, 2005 compared with $326,384 in the comparable period of the prior year. As discussed above, the amount of our debt has increased substantially between years as we have used debt financing to consummate certain major acquisitions. The major components of interest expense for the current year included approximately $381,000 related to the retired bridge loan, approximately $639,000 related to notes payable to Cornell Capital, and approximately $612,000 related to the convertible debenture including approximately $151,000 in debt discount accretion. In the comparable quarter of the prior year, interest expense primarily related to notes payable to Cornell Capital.

Net Income (Loss)

We reported net income of $943,092 for the six-month period ended September 30, 2005, or $0.0023 per share on a diluted basis, compared with a net loss of $2,505,200, or $(0.0102) per share, for the corresponding period of the prior year. Both the voice and Internet service business segments contributed operating profit in the current year quarter totaling approximately $4,334,000, more than offsetting an operating loss incurred by the wireless networks segment of $797,133 and corporate expenses of $2,593,980. In the comparable period of the prior year, the Internet services and voice segments provided operating profit of approximately $606,000 that was not sufficient to offset the combined operating loss of the wireless networks and corporate segments of approximately $3,111,000. The prior year net loss included amortization expense of approximately $293,000 related to SEDA deferred financing fees.

Liquidity and Capital Resources

During the six-month period ended September 30, 2005, our balance of unrestricted cash and cash equivalents increased by $3,190,741 to $7,860,528.

Net cash provided by operations was $663,318 for the first half of the current fiscal year. Our financing activities during the current year provided net cash proceeds of $12,971,737, including $1,205,000 from the refinancing of the bridge loan and $8,300,000 from borrowings under additional notes payable to Cornell Capital. Net cash paid in connection with the consummation of acquisitions and investments during the current quarter was $8,802,775, and we made capital expenditures during the current year totaling $1,641,539.

In the corresponding period of the prior year, the balance of cash and cash equivalents increased by $6,903,488 despite net cash used in operations of $1,469,772. From Cornell Capital, we borrowed $9,000,000 in the prior-year under the equity lines of credit and a total of $12,200,000 under separate notes payable. Proceeds of these fundings were used to fund operations and to consummate the acquisition of ISPs; $8,000,000 cash was used in October 2004 to close the acquisition of CloseCall.

Our primary liquidity and capital resource needs are to finance the costs of our acquisitions, to fund the operating costs and equipment requirements of our emerging wireless networks business, to support our other operating activities, to make capital expenditures and to service our debt. Over the last eighteen months, despite our improving profitability, we have depended primarily on funds provided by Cornell Capital to meet our needs. Under a series of transactions with Cornell Capital, we have obtained approximately $33,550,000 in financing since January 1, 2004, including $26,500,000 converted to common stock pursuant to the provisions of the Cornell Capital SEDA and the terminated equity line of credit. In addition, proceeds of $15,500,000 were provided to us in the current year through the issuance of the convertible debenture to Cornell Capital. As discussed above, we used a substantial portion of these proceeds to retire the remaining $13 million balance of the acquisition bridge loan. We have also used our common stock as consideration in connection with a number of acquisitions. In the last eighteen months, we have issued common stock valued at approximately $14,142,000 in connection with our acquisitions.

As of September 30, 2005, the actual amount of funds available for future needs under the SEDA is determined as follows:

SEDA Activity and Availability	Amounts

Amounts drawn under the SEDA	$24,900,000
Less -- SEDA draws converted to common stock	(21,950,000)

Notes payable under the SEDA	2,950,000
Other notes payable to Cornell Capital	4,100,000

Outstanding amounts available for conversion	7,050,000
Accrued interest	210,757

Total amounts available for conversion	$7,260,757

Total number of shares of common stock registered for the SEDA	250,000,000
Less -- Number of shares of common stock issued upon the conversion of draws ($21,950,000) and interest ($531,666)	(108,075,663)
Less -- Number of shares of common stock issuable upon the conversion of outstanding amounts ($7,050,000) and accrued interest ($210,757) based on the closing stock price of $0.214 per share on November 4, 2005	(34,621,194)

Total number of shares of common stock available for the conversion of future draws and borrowings	107,303,143

Funds available under the SEDA based on the number of shares of common stock available (107,303,143 shares) and a price per share of $0.214	$22,503,615

Although we have drawn $24,900,000 from Cornell Capital under the $100 million SEDA, based on the remaining number of shares registered for the benefit of Cornell Capital and assuming the conversion of the $4,100,000 in notes payable to Cornell capital at September 30, 2005 and the accrued interest of $210,757, there are $22,503,615 in additional funds available under the SEDA for future needs.

However, we expect that our future cash flows from operations, together with the funds that we are able to obtain under our existing SEDA facility, will be adequate to meet our anticipated cash needs for the foreseeable future. To the extent we decide to pursue one or more significant strategic acquisitions, we will likely need to incur additional debt or issue additional equity to finance those acquisitions. We currently have no significant purchase commitments. We do expect to continue to engage in capital spending in the ordinary course of business, including the completion of our contractual commitment to complete the build-out of broadband wireless networks in Tempe and other cities. For example, we currently expect that capital expenditures for the Tempe network will approximate $1,800,000; as of September 30, 2005, we had incurred costs of approximately $430,000 for the Tempe network.

We have had, and continue to have, discussions with several investment banks about establishing a long-term relationship with a view toward a substantial private placement, future secondary offering and/or Nasdaq listing. We are also still looking at a possible AIM listing. We have received interest in doing a flotation in London in January and are evaluating the merits of such an option in lieu of or as a complement to a private or public offering here in the United States. We believe that such a listing could serve as a useful intermediate step between listing our common stock on the OTC Bulletin Board and the Nasdaq.

During the fiscal year ended March 31, 2005, we concluded that uncertainty pertaining to our ability to operate the Company as a going concern should be eliminated. The events and factors considered by us in reaching this conclusion included our ability to obtain short-term and bridge loans, the commitment received from Cornell Capital to provide us with up to $100 million in equity financing through the SEDA, and our ability to consummate a series of fourteen acquisitions in the fifteen-month period ended March 31, 2005. The acquired Internet and voice service providers are expected to generate revenues and to provide cash flow from operations. In addition, as discussed above, in May 2005, we refinanced the short-term bridge loan in the amount of $13 million, bearing interest at an annual rate of 23%, with the proceeds of the $15.5 million debenture that is scheduled to be paid over a three-year term and that bears an annual interest rate of 7.75%.

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

Risks Related To Our Business

Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider the following discussion of risk factors, other information contained in this Quarterly Report on Form 10-QSB, and the extensive discussion of “Risks Related to Our Business” contained in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005. Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC, including, but not limited to, our Quarterly Reports on Form 10-QSB and our Annual Report on Form 10-KSB.

We Have Lost Money Historically Which Means That We May Not Be Able to Maintain Profitability

We have historically lost money. In the years ended March 31, 2005 and 2004, we sustained net losses of $5,359,722 and $2,157,844, respectively. Future losses may occur. Accordingly, we may experience liquidity and cash flow problems if we are not able to improve our operating performance or raise additional capital as needed and on acceptable terms. Despite our reporting net income in the most recent three consecutive quarters, no assurances can be given that we will be successful in maintaining profitable operations.

We Have a Limited Operating History upon Which You Can Base Your Investment Decision

Prior to January 2004, we were a development stage company. Although we were incorporated only five years ago, we have undergone a number of changes in our business strategy and organization. Accordingly, the Company has a limited operating history upon which an evaluation of its prospects can be made.

We have had several major shifts in our business strategy. In June 2001, we focused our business on the integration and marketing of complete mobile information solutions that satisfy the needs of mobile professionals. In April 2002, we acquired NeoReach, Inc. and shifted our focus toward solutions supporting the third generation wireless market. We shifted our business strategy again in December 2003 by beginning to expand significantly the scope of our business activity to include Internet access services, local and long distance telephone services and the ownership and operation of payphones. In 2005, we began to invest in the business of deploying wireless broadband networks and providing wireless network access services in wireless access zones to be primarily located in municipality-sponsored areas. We entered these businesses primarily through the acquisition of established companies. These operations have all been acquired subsequent to January 1, 2004.

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

We Have Limited Experience Running Our Businesses

Virtually all of our operations have been acquired or started in the last twenty-three months. Therefore, our experience in operating the current business is limited.

Mr. Jay O. Wright became our President and Chief Executive Officer in December 2003. In February 2004, Mr. Kurt Gordon became our Chief Financial Officer. Prior to Mr. Gordon joining the Company, Messrs. Wright and Gordon had no experience working together. Since Mr. Wright joined our Company we have completed numerous acquisitions and integrated various different management teams into our operations. Prior to closing those acquisitions, Messrs. Gordon and Wright had not previously worked with management at any of our subsidiaries and divisions. The other senior executives, including the general managers of each of the three operating business segments, have joined the Company in connection with acquisitions or been recently hired. None of these executives has significant experience working with the others. Consequently, internal communication and business-decision making processes are evolving. Further, because of the resulting inward focus of management, we may react too slowly or incorrectly to trends that may emerge and affect our business. Our future success depends on the ability of the senior executives to establish an effective organizational structure and to make effective management decisions despite their limited experience.

The Success of Our Business Is Based on Unproven Revenue Generation Models So We May Not Achieve Anticipated Revenues

Our revenue models, especially for our municipal wireless network business, are new and evolving. Our ability to generate revenue depends, among other things, on our ability to provide quality wireless technology, telecommunications, broadband and integrated data communication services to our customers utilizing new technologies, new products and innovative bundled service packages. Because our businesses are either newly acquired, based on emerging opportunities and technologies, or based on new bundled services with new price packages, we have limited experience with our revenue models.

In addition, our ability to achieve organic revenue growth is dependent upon the success of long-term projects, such as our wireless initiatives, that require us to incur significant up-front costs. There can be no assurance that the projects will be successfully completed or that the completed projects will provide the anticipated revenues required to recoup the up-front costs. Accordingly, we cannot assure you that our business revenue models will be successful or that we can sustain revenue growth or maintain profitability.

Recent Industry Trends Could Adversely Affect Our Ability to Compete in the Wireless Communications Industry

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

In addition, the increasing number of municipally sponsored wireless network opportunities is attracting the interest of very large competitors. For example, competitors for the Philadelphia network included Verizon, Comcast and Earthlink. According to a published report, the city of San Francisco received plans from twenty-six companies in response to a request for proposals, including Cingular Wireless, Earthlink and Google.

The activity of these competitors, with resources far greater than ours, could adversely affect our ability to obtain additional awards for the deployment and management of wireless networks and significantly reduce the likelihood of success for our emerging wireless network and other businesses.

We Will Need to Raise Additional Capital to Continue Our Operations and Continue Making Acquisitions, or We May Be Unable to Fund Our Operations, Promote Our Products or Develop Our Technology

We have relied almost entirely on external financing to fund our operations and acquisitions to date. We have been particularly reliant on funds provided by Cornell Capital. Such financing has historically come from a combination of borrowings and sale of common stock. Over the next two years we anticipate that, in addition to the funds available to us under the SEDA with Cornell Capital, we may need to raise additional or alternative capital to fund additional acquisitions and grow our emerging businesses. We anticipate that these additional funds will be in the range of $10 million to $50 million, depending on the pace and size of our acquisitions. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms.

To date, we have drawn a total of $24,900,00 in funds under the SEDA. Draws in the amount of $21,950,000 have been converted to common stock. To date, the conversion of draws and related interest has resulted in the issuance of approximately 108,076,000 shares of our common stock to Cornell Capital. We registered 250,000,000 shares of our common stock for resale by Cornell Capital in May 2004. Based on the closing price of our common stock on November 4, 2005 ($0.214 per share), approximately 34,621,000 shares of our common stock would be issued in connection with the conversion of outstanding draws and accrued interest at September 30, 2005, and approximately 107,303,000 shares would be available for the conversion of future draws. Based on the response to our recent inquiry, we believe that Cornell Capital currently owns approximately 5.0% of our outstanding common stock. Future funding from Cornell Capital under the SEDA may be unavailable if Cornell Capital holds more than 9.9% of our outstanding common stock at the time financing is needed. Assuming that Cornell Capital does not dispose of its currently owned common stock, the conversion of the currently outstanding draws and accrued interest would result in ownership greater than 9.9%, making future draws unavailable. In addition, the term of the current SEDA expires in May 2006.

If we are unable to obtain other capital funds or negotiate an extension to the SEDA on acceptable terms, our access to the capital markets may be limited and we may be unable to fund our operations and expansion, successfully promote our brand name, products or services, develop or enhance our technology, take advantage of business opportunities or respond to competitive market pressures, any of which could make it more difficult for us to continue operations. Any reduction in our operations may result in a lower stock price.

We May Not Successfully Execute or Integrate Our Acquisitions Which Could Harm Our Business

Our business model is dependent upon growth through acquisition of other telecommunication service providers. We have completed seventeen acquisitions during the eighteen-month period ended September 30, 2005. We expect to continue making acquisitions that will enable us to build our Internet services, competitive local exchange carrier and wireless broadband businesses. Acquisitions involve numerous risks, including the following:

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

Many of the companies that we have acquired have been very small and/or privately held. Consequently, we have made acquisition decisions based on historical information that has not been audited. Generally, we do structure our merger agreements giving us the right to make subsequent adjustments to the purchase consideration based on the subsequent discovery of inaccuracies. However, the process does require that senior management spent significant amounts of time resolving disputes with former owners of the acquired companies. In addition, we have been confronted with the challenges of managing many remotely located operations and combining different systems. Our experience has been that retention of employees at the smaller companies has been poor making integration of the small companies more difficult.

Failure to overcome these challenges and to manage successfully the integration of our acquisitions could harm our business and operating results in a material way.

Impairment of Goodwill Could Result in Significant Future Charges That Could Jeopardize Our Ability to Raise Capital

At September 30, 2005, our balance sheet included intangible assets with a total carrying value of approximately $49,060,000, representing 56.3% of total assets and including approximately $37,492,000 in goodwill. Substantially, this goodwill has been recorded in connection with the series of acquisitions completed by us since April 1, 2004. GAAP requires that we assess the fair values of acquired entities at least annually in order to identify any impairment in the values. We perform our annual impairment tests for goodwill at fiscal year-end. However, on a quarterly basis, we are alert for events or circumstances that would more likely than not reduce the fair value of a reporting segment below its carrying amount. If we determine that the fair value of an acquired entity is less than the net assets of the entity, including goodwill, an impairment loss would be identified and recorded at that time. As of September 30, 2005, we do not believe that we have suffered impairment of goodwill.

Future assessments of the acquisition fair values could identify material impairment losses resulting in substantial write-offs of goodwill. Such adjustments would likely have material adverse effects on our results of operations and our financial position, and could jeopardize our continuing ability to raise capital and make acquisitions.

Our Payphone Division is Subject to Intense Competition That May Result in Future Revenue Declines

Through our Davel subsidiary, we compete with other independent pay telephone providers and large local exchange carriers for the locations where we install and operate pay telephones. Many of these competitors have substantially greater financial, marketing and other resources than us.

Additionally, Davel indirectly competes with other telecommunications providers, including providers of wireless services and prepaid calling card companies, for end users to utilize our pay telephones to make local and long distance calls. The proliferation of wireless communication devices has continued to reduce the use of pay telephones. For example, the cellular telephone business of CloseCall represents indirect competition for Davel. Furthermore, certain providers of wireless communication devices have continued to introduce rate plans, including pre-paid rate plans, that are competitively priced with certain of the products offered by us and have negatively impacted the usage of pay telephones throughout the nation. The effect on our business is that revenues of Davel are declining. Davel’s revenues were $11,171,380 for the quarter ended June 30, 2005 and $11,015,672 for the current quarter,

If we are unsuccessful in increasing revenues from other sources, the declining payphone business may contribute to future declines in consolidated revenues and the incurring of operating losses.

Davel's Reliance on Third Party Providers Could Delay the Timely Payment of Accounts Receivable

Davel relies on third party providers to provide local access, long distance and operator services to its pay telephones. The uncertainty with the greatest potential negative financial impact relates to revenues from and collectibility of access code calls and toll-free dialed calls, or dial around compensation. Davel recognizes revenue related to non-coin dial-around calls that are initiated from a Company payphone in order to gain access to a long distance company or to make a standard toll free call. Revenue related to such dial-around calls is recognized initially based on estimates. The inter-exchange carriers have historically paid for fewer dial-around calls than are actually made and the collection period for dial-around revenue is generally four to six months, but can be in excess of a year. Davel’s estimates of revenue are based on the historical analysis of calls placed versus amounts collected. These analyses are updated on a periodic basis. Recorded amounts of revenue are adjusted based on actual receipts and/or the subsequent revision of prior estimates.

Dial around compensation represents a material percentage of our consolidated revenues. Dial around revenue was approximately $5,555,000 in the current year, representing approximately 11.3% of consolidated revenues. The amount of dial-around revenue estimated to be collectible and included in the balance of accounts receivable at September 30, 2005 was $6,049,000. We depend on the third-party service providers to quickly and accurately report and pay amounts owed to us as dial around compensation. Our inability to obtain such reports and/or our inability to collect amounts owed to us could result in material reductions in accounts receivable with material adverse effects to future consolidated revenues and net profits.

Item 3. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, our CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding timely disclosure.

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

On or about October 15, 2002, Davel was served with a complaint, in an action captioned Sylvia Sanchez et al. v. Leasing Associates Service, Inc., Armored Transport Texas, Inc., and Telaleasing Enterprises, Inc. On or about January 8, 2002, the Plaintiffs filed their first amended complaint adding a new defendant, LAI Trust, and on or about January 21, 2002 filed their second amended complaint adding new defendants including Davel Communications, Inc. and certain subsidiaries of Davel. In September 2005, pending court approval of the agreements and formal dismissal of the case, Davel settled with the plaintiffs; Davel’s insurance company has agreed to pay the settlement amount that is not material.

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

Item 2. Changes in Securities.

On July 13, 2005 and August 24, 2005, in separate transactions, we issued 6,000,000 shares and 4,000,000 shares, respectively, to the prior owner of American Fiber Network, Inc. The issuance was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.

On September 12, 2005, we issued 173,334 shares of our common stock to the prior owners of Transcordia, LLC. This issuance was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.

On September 1, 2005, we entered into an Executive Employment Agreement with James L. Magruder, Jr. pursuant to which we granted Mr. Magruder an option to purchase 2,000,000 shares of our common stock under our 2001 Equity Performance Plan.

On September 30, 2005, we issued 1,505,360 shares of our common stock to the prior owners of Evergreen Open Broadband Corporation. This issuance was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the period ended September 30, 2005.

Item 4. Submission of Matters to a Vote of Security Holders.
On September 17, 2005 at our annual meeting, the stockholders submitted the following number of shares in favor of the proposals (“FOR”), against and as abstentions:

1.	Election of Directors:
		FOR	AGAINST	ABSTAIN
	Jack W. Beech	211,982,567	454,324	1,206,912

	Chris MacFarland	212,421,890	195,001	1,206,912

	Michael G. O’Neil	212,309,890	127,001	1,206,912

	Don Sledge	212,231,790	205,101	1,206,912

	Jay O. Wright	212,306,391	130,500	1,206,912

2. Proposal to approve an increase in the number of shares available under our 2001 Equity Performance Plan from 1,000,000 to 30,000,000.

FOR:	192,761,179	AGAINST:	20,319,865	ABSTAIN:	562,759

3. Proposal to amend our certificate of incorporation to increase the authorized number of shares of common stock from 600,000,000 to 1,500,000,000 and the authorized number of preferred shares from 5,035,425 to 20,035,425.

FOR:	192,340,467	AGAINST:	20,266,987	ABSTAIN:	1,036,349

4. Proposal to approve the ratification of the appointment of Bagell, Josephs, & Company LLC as our independent registered public accounting firm for the fiscal year ending March 31, 2006.

FOR:	212,386,147	AGAINST:	674,232	ABSTAIN:	583,424

5. Proposal to adjourn or postpone the annual meeting to August 31, 2005 to permit further solicitation of proxies in the event that an insufficient number of shares is present in person or by proxy to approve the proposals presented at the annual meeting.

FOR:	200,467,967	AGAINST:	12,224,339	ABSTAIN:	951,497

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger by and among Registrant, Neoreach, Inc., Transcordia Acquisition Corp., Transcordia, LLC and its Unit Holders, dated April 2005	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005.

2.2	Agreement and Plan of Merger by and among Registrant, Neoreach, Inc., Neoreach Wireless, Inc., Evergreen Open Broadband Corporation, and Certain Shareholders	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005.

2.3	Agreement and Plan of Merger, dated June 30, 2005, by and among the Registrant, AFN Acquisition Corp., American Fiber Network, Inc. and the Bethell Family Trust	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005.

10.1	Amendment No. 1 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated April 20, 2005	Incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.2	Amendment No. 2 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated May 26, 2005	Incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.3	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2005.

10.4	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Kurt Gordon and the Company	Incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.5	Amended and Restated Executive Employment Agreement, dated June 16, 2005 by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.6	Amended and Restated Executive Employment Agreement, dated June 16, 2005, between Geoffrey Amend and the Company	Incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.7	Securities Purchase Agreement, dated as of May 13, 2005, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.8	Secured Convertible Debenture, issued on May 13, 2005 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.9	Amended and Restated Collateral Assignment of Intellectual Property Rights, made as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.10	Amended and Restated Security Agreement, dated as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.11	Investor Registration Rights Agreement, dated as of May 13, 2005 by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.12	Amended and Restated Guaranty Agreement, dated as of May 13, 2005, made by each of the direct and indirect subsidiaries of the Company in favor of Cornell Capital	Incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.13	Warrant issued by the Company to Cornell Capital dated May 13, 2005	Incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.14	Master Agreement for Services between Sprint Communications Company L.P. and Kite Broadband, LLC, dated May 20, 2005*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005.

10.15	Executive Employment Agreement dated September 1, 2005, between James L. Magruder, Jr. and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 9, 2005.

20.1	Letter from Jay O. Wright, President and Chief Executive Officer of the Company to the Stockholders, dated April 21, 2005	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2005

21.1	Subsidiaries of Registrant	Provided herewith.

31.1	Certification by Jay O. Wright, Chief Executive Officer, pursuant to Rule 13a-14(a)	Provided herewith.

31.2	Certification by Kurt Gordon, Chief Financial Officer, pursuant to Rule 13a-14(a)	Provided herewith.

32.1	Certification by Jay O. Wright and Kurt Gordon, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Provided herewith.

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

MOBILEPRO CORP.

Date: November 14, 2005	By:	/s/ Jay O. Wright
Jay O. Wright, Chief Executive Officer

Date: November 14, 2005	By:	/s/ Kurt Gordon
Kurt Gordon, Chief Financial Officer