Form 10QSB
period 2005-12-31
MOBILEPRO CORP
filed 2006-02-14
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2005

Commission File Number 000-51010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 9, 2006, the Company had 447,161,236 outstanding shares of its common stock, $0.001 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND DECEMBER 31, 2005

ASSETS

	March 31, 2005	December 31, 2005
	(audited)	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$4,669,787	$4,960,703
Restricted cash	429,954	337,200
Accounts receivable, net	12,658,313	11,376,784
Prepaid expenses and other current assets	2,511,697	3,740,602

Total Current Assets	20,269,751	20,415,289

FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION	13,193,056	14,286,154

OTHER ASSETS
Goodwill, net of impairment	32,579,099	37,310,829
Customer contracts and relationships, net of amortization	2,965,456	8,669,910
Other intangible assets, net of amortization	1,511,005	423,259
Deferred financing fees, net of amortization	1,026,667	366,667
Other assets	1,277,897	1,914,779

	39,360,124	48,685,444

TOTAL ASSETS	$72,822,931	$83,386,887

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
MARCH 31, 2005 AND DECEMBER 31, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2005	December 31, 2005
	(audited)	(unaudited)

CURRENT LIABILITIES
Current portion of convertible debenture	$-	$3,500,000
Notes payable under the Standby Equity Distribution Agreement ( the "SEDA")	6,500,000	-
Current portion of other notes payable	19,035,263	6,817,581
Accounts payable and accrued expenses	19,863,088	16,873,156
Liability for common stock to be issued	-	53,167
Deferred revenue	3,470,731	4,442,492

Total Current Liabilities	48,869,082	31,686,396

LONG-TERM LIABILITIES
Convertible debenture, net of unamortized debt discount of $602,452 and current portion	-	10,897,548
Notes payable and other long-term liabilities, net of current maturities	999,196	800,659

Total Long-Term Liabilities	999,196	11,698,207

TOTAL LIABILITIES	49,868,278	43,384,603

MINORITY INTERESTS	600,000	3,799,605

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 20,035,425 shares authorized and 35,378 shares issued and outstanding at March 31, 2005 and December 31, 2005	35	35
Common stock, $.001 par value, 1,500,000,000 shares authorized and 355,918,011 and 432,161,235 shares issued and outstanding at March 31, 2005 and December 31, 2005	355,918	432,161
Additional paid-in capital	43,195,250	60,731,473
Additional paid-in capital, beneficial conversion feature	-	1,395,000
Additional paid-in capital, stock warrant	-	853,200
Accumulated deficit	(21,196,550)	(27,209,190)

Total Stockholders' Equity	22,354,653	36,202,679

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,822,931	$83,386,887

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2004	2005	2004	2005

REVENUES	$17,127,133	$26,244,606	$23,265,366	$75,297,101

OPERATING COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	8,633,278	13,790,195	11,158,590	36,466,453
Payroll, professional fees and related expenses	4,268,757	4,206,066	8,794,048	13,405,613
Advertising and marketing expenses	686,129	1,064,475	852,766	2,382,332
Office rent and expenses	355,686	522,703	508,216	1,415,523
Other general and administrative expenses	4,439,560	6,590,282	4,889,344	16,970,288
Depreciation and amortization	792,717	1,293,993	1,290,212	3,163,689
Goodwill impairment	-	3,764,429	-	3,764,429
Restructuring costs	-	1,335,612	-	1,335,612
Total Operating Costs and Expenses	19,176,127	32,567,755	27,493,176	78,903,939

OPERATING LOSS	(2,048,994)	(6,323,149)	(4,227,810)	(3,606,838)

INTEREST EXPENSE, NET	(905,896)	(582,785)	(1,232,280)	(2,213,295)

MINORITY INTERESTS IN NET INCOME OF CONSOLIDATED SUBSIDIARIES	-	(49,798)	-	(192,507)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,954,890)	(6,955,732)	(5,460,090)	(6,012,640)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(2,954,890)	$(6,955,732)	$(5,460,090)	$(6,012,640)

NET LOSS PER SHARE
Basic	$(0.0093)	$(0.0165)	$(0.0202)	$(0.0154)
Diluted	$(0.0093)	$(0.0165)	$(0.0202)	$(0.0154)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	317,287,577	421,105,524	270,117,287	390,067,725

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended December 31,
	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,460,090)	$(6,012,640)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment	-	3,764,429
Depreciation and amortization	1,290,212	3,163,689
Restructuring costs	-	1,335,612
Noncash interest expense	375,150	536,810
Minority interests	-	192,507
Investments received for services	(450,000)	-
Other	15,000	38,019
Changes in assets and liabilities
Decrease in accounts receivable	1,011,676	1,359,448
(Increase) decrease in other current assets	743,283	(1,046,675)
(Increase) in other assets	(90,377)	(725,039)
Increase (decrease) in accounts payable and accrued expenses	4,069,833	(4,142,706)
Increase in deferred revenue	431,247	95,353
Total adjustments	7,396,024	4,571,447

Net cash provided by (used in) operating activities	1,935,934	(1,441,193)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	-	(6,778,129)
Cash paid for acquisitions	(32,960,500)	(4,973,122)
Cash received in acquisition of subsidiaries	5,827,223	1,046,111
Capital expenditures, net	(1,384,688)	(2,674,904)

Net cash (used in) investing activities	(28,517,965)	(13,380,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under convertible debenture	-	15,500,000
Borrowings under acquisition bridge loan	15,200,000	-
Payments on acquisition bridge loan	(2,200,000)	(13,000,000)
Borrowings/(payments) under other notes payable, net	17,208,449	10,797,628
Investment by minority interests	-	3,612,525
Debt financing fees	-	(1,295,000)
SEDA conversion fees	-	(503,000)
Proceeds from common stock issuances	84,499	-

Net cash provided by financing activities	30,292,948	15,112,153

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

	For the Nine Months Ended December 31,
	2004	2005

NET INCREASE IN CASH AND CASH EQUIVALENTS	$3,710,917	$290,916

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,955,607	4,669,787

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,666,524	$4,960,703

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$45,550	$1,043,073

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Issuance of common stock for:
Conversion of debt and accrued interest to common stock	$13,000,000	$17,950,304
Acquisition of AFN	$-	$1,500,000
Acquisition of InReach Internet	$-	$950,000
Acquisition of Evergreen Broadband	$-	$231,073
Acquisition of WazAlliance	$-	$135,333
Investment banker retainer fee	$-	$58,500
Conversion of payables to common stock	$90,000	$-
Debt financing fees paid in common stock	$1,760,000	$-
Transfer of notes payable/debenture maturities to the SEDA	$9,200,000	$7,700,000
Goodwill recorded in acquisitions	$31,893,329	$5,743,263
Amortization of SEDA deferred financing fees	$-	$660,000
Liability for common stock to be issued	$500,000	$53,167
Adjustment to minority interest	$-	$150,000
Note payable in escrow	$75,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(unaudited)

NOTE 1-ORGANIZATION

Overview

MobilePro Corp., incorporated under the laws of the State of Delaware in July 2000, is a broadband wireless, telecommunications, and integrated data communication services company that delivers a comprehensive suite of voice and data communications services to its customers, including local exchange, long distance, enhanced data, Internet, cellular, and wireless broadband, through its operations in three industry segments - voice services, Internet services and wireless networks. Together with its consolidated subsidiaries, Mobilepro Corp. is hereinafter referred to as “Mobilepro” or the “Company”.

The Company’s voice services segment includes the operations of CloseCall America, Inc. (“CloseCall”), a Stevensville, Maryland-based competitive local exchange carrier (a “CLEC”), Davel Communications, Inc. (“Davel”), a Cleveland, Ohio-based independent payphone provider, and American Fiber Network, Inc. (“AFN”), a CLEC based in Kansas City, Kansas. The Company’s Internet services segment includes DFW Internet Services, Inc. (“DFW”, doing business as Nationwide Internet), an Irving, Texas-based Internet services provider, its acquired Internet service provider subsidiaries, and InReach Internet L.L.C. (“InReach”), an Internet service provider based in Stockton, California. The Company’s municipal wireless networks operations are conducted primarily in Phoenix, Arizona, by a wholly owned subsidiary, NeoReach, Inc. (“NeoReach”), and its subsidiary, NeoReach Wireless, Inc. The wireless networks segment also includes the operations of the Company’s subsidiary, Kite Broadband, LLC (“Kite”), a broadband wireless service provider based in Ridgeland, Mississippi.

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

In June 2005, Mobilepro acquired 100% of the outstanding common stock of AFN, a CLEC that is licensed to provide local telephone, long distance and/or Internet services throughout the United States, for a cost of $3,434,331, including 10,000,000 shares of Mobilepro common stock, valued at $1,500,000 based on the value of the Company's common stock at the time that the substantive terms of the acquisition were accepted, a cash payment of $1,500,000 and the excess of liabilities assumed over the fair value of assets acquired. The assumed liabilities included $1,337,103 payable to a related party company that supplied administrative and support services to AFN.

In September 2005, AFN acquired the assets of AllCom USA and their long distance and T-1 customers for $300,000 cash, providing the Company with an additional base of customers for bundled services.

In November 2005, Mobilepro acquired InReach for a cost of $3,061,873, including a cash payment of $2,111,873 and 4,357,798 shares of Mobilepro common stock, valued at $950,000 based on the value of the Company's common stock at the time that the substantive terms of the acquisition were accepted.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In accordance with the requirements of Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has provided certain financial information relating to the operating results and assets of its industry segments (see Note 15) based on the manner in which management disaggregates the Company in making internal operating decisions.

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

These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring, and that are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended December 31, 2005 are not necessarily indicative of the results that will be achieved for the fiscal year ending March 31, 2006.

Reclassifications

Certain prior-period financial statement balances have been reclassified to conform to the December 31, 2005 presentation. The reclassifications resulted in no changes to the accumulated deficits reported in prior periods.

Revenue Recognition

The Company recognizes revenue related to local telephone, long distance, wireless calling and Internet access services when such services are rendered and collection is reasonably assured; it defers revenue for services that the Company bills in advance. Revenue related to service contracts covering future periods is deferred and recognized ratably over the periods covered by the contracts.

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

Davel also recognizes revenue related to non-coin dial-around calls that are initiated from a Company payphone in order to gain access to a long distance company or to make a standard toll free call. Revenue related to such dial-around calls is recognized initially based on estimates. The inter-exchange carriers have historically paid for fewer dial-around calls than are actually made and the collection period for dial-around revenue is generally four to six months, but can be in excess of a year. Davel’s estimates of revenue are based on the historical analysis of calls placed versus amounts collected. These analyses are updated on a periodic basis. Recorded amounts of revenue may be adjusted based on actual receipts and/or the subsequent revision of prior estimates. Reported revenues for the three month period ended March 31, 2005 included a reduction to previously recorded revenues of $167,319. No such adjustments were recorded in the nine-month period ended December 31, 2005.

Financing Fees

The financing fees paid in May 2004 to Cornell Capital Partners, L.P. (“Cornell Capital”) and others related to the negotiation of the Standby Equity Distribution Agreement (the “SEDA”) were deferred and, in the current year, are being amortized against additional paid-in-capital on a straight-line basis over the twenty-four (24) month term of the SEDA. These fees were paid with the issuance of 8,000,000 shares of Mobilepro common stock valued in the amount of $1,760,000. The Company recorded amortization of approximately $220,000 in each of the three-month periods ended December 31, 2004 and 2005, respectively, and amortization of approximately $513,000 and $660,000 in the nine-month periods ended December 31, 2004 and 2005, respectively. The prior year amounts were included in depreciation and amortization expense. The fees paid to Cornell Capital and others at the time that funds are drawn under equity lines of credit (5% for the SEDA), amounting to $127,500 in the three-month period ended December 31, 2005, and amounting to $503,000 in the nine-month period ended December 31, 2005, were charged to additional paid-in-capital. Such fees, in the nine months ended December 31, 2004, amounting to $1,135,249, were charged to professional fees. No such fees were incurred in the three months ended December 31, 2004.

The Company also incurred financing costs of $1,295,000 in May 2005 in connection with issuance of the $15.5 million convertible debenture to Cornell Capital and the early retirement of the bridge loan (see Note 8). These costs, including fees paid in cash to Cornell Capital, were charged to additional paid-in-capital.

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

If compensation expense had been determined based on the fair value of the options at the grant dates consistent with the method of accounting proscribed by SFAS No. 123, “Accounting for Certain Transactions Involving Stock Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company’s net loss per share amounts would have been stated at the following pro forma amounts for the nine-month periods ended December 31, 2004 and 2005:

	For the Nine Months Ended December 31,
	2004	2005
Net loss, as reported	$(5,460,090)	$(6,012,640)
Add: Stock-based employee compensation expense included in reported net loss	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(6,093,029)	(3,028,803)

Pro forma net loss	$(11,553,120)	$(9,041,443)

Net loss per share:
As reported	$(0.0202)	$(0.0154)

Pro forma	$(0.0428)	$(0.0232)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the periods ended December 31, 2004 and 2005:

	2004	2005
Dividend yield	None	None
Expected volatility	60%	60%
Risk-free interest rate	3.00%	3.00%
Expected term (in years)	10.00	10.00

For stock options granted during the nine-month periods ended December 31, 2004 and 2005, the weighted-average grant-date fair value was $0.13 per share and $0.21 per share, respectively.

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

At March 31, 2005 and December 31, 2005, property, plant and equipment values were as follows:

	Estimated Useful Lives (in years)	March 31, 2005	December 31, 2005
		(audited)	(unaudited)
Furniture and fixtures	7	$387,861	$471,816
Machinery and equipment	5	13,584,088	16,587,715
Leasehold improvements	7	263,452	638,584
Vehicles	5	287,733	226,470
Subtotals		14,523,134	17,924,585
Less accumulated depreciation		(1,330,078)	(3,638,431)
Fixed assets, net		$13,193,056	$14,286,154

The Company recorded depreciation expense of $447,919 and $925,899 for the three-month periods ended December 31, 2004 and 2005, respectively, and depreciation expense of $614,098 and $2,254,899 for the nine-month periods ended December 31, 2004 and 2005, respectively.

Advertising Contracts

CloseCall uses print, signage, radio and television advertising to market services to customers of certain local professional sports teams. Advertising programs include the use of long-term contracts. Upon the negotiation of such a contract, the Company records the cost of the advertising program as an asset, and amortizes the balance to operating expenses over the life of the contract. At December 31, 2005, prepaid expenses and other assets included balances of $328,064 and $554,118, respectively, related to such contracts. The corresponding contract liability is paid typically in installments. At December 31, 2005, accounts payable and long-term liabilities included balances of $345,672 and $517,430, respectively, that are payable under such contracts.

Customer Contracts and Relationships

In connection with the acquisition of certain customer rights under an agreement with Sprint Communications Company L.P. (“Sprint”), the Company made an up-front payment of $6,578,550, after adjustment for the difference in the closing number of customers subscribing to the service as compared to a target subscriber number (see Note 5). Accordingly, the amount of this payment, which is also net of the portion allocated to the value of the tangible assets and adjusted to include payments for legal and direct professional advisory fees, was capitalized as an intangible asset ascribed to the subscriber customer contracts and relationships and will be amortized on a straight-line basis over the estimated life of the subscriber base. The Company has estimated this life to be ten years based upon an analysis of the operating history of the base and the average monthly disconnects. In addition, the Company intends to evaluate the value of this intangible asset for potential impairment at least annually and to adjust both the asset value and the prospective life in the future if determined necessary. For the three months ended December 31, 2005, amortization expense was $165,702. Amortization expense of $331,053 was included in the statement of operations for the nine months ended December 31, 2005, representing the amount of amortization recorded by Kite since it began operations on July 1, 2005.

This account also includes location contracts with net balances of $2,965,456 and $2,373,185 at March 31, 2005 and December 31, 2005, respectively, representing Davel acquisition costs allocated to location owner payphone contracts and other costs associated with obtaining written and signed location contracts. These other assets are amortized on a straight-line basis over their estimated useful lives based on contract terms (generally 5 years). Accumulated amortization related to these contracts at March 31, 2005 and December 31, 2005 was $267,586 and $706,570, respectively. Amortization related to location contracts was $152,366 and $472,976, respectively, for the three-month and nine-month periods ended December 31, 2005.

Investments

During the year ended March 31, 2005, the Company provided certain management services to two emerging technology firms. As consideration, the Company received a 5% ownership in each firm. These investments were recorded in the amounts of $300,000 and $150,000, respectively, approximating the value of the services provided. The total investment amount of $450,000 was included in other assets at March 31, 2005 and December 31, 2005.

Accounts Payable and Accrued Liabilities

At March 31, 2005 and December 31, 2005, accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2005	2005
	(audited)	(unaudited)
Accounts payable	$14,083,842	$12,331,292
Accrued restructuring costs	-	1,335,612
Accrued compensation	2,147,138	1,070,948
Accrued interest expense	937,509	429,459
Other accrued liabilities	2,694,599	1,705,845
Totals	$19,863,088	$16,873,156

Income Taxes

Effective July 14, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. The statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Because of its history of losses, the Company has not had any material federal or state income tax obligations. Due to the anticipated use of net operating loss carryforwards to offset current year income, no provision for income taxes was recorded for the three or nine months ended December 31, 2005. The Company’s net operating loss carryforwards totaled $15,873,774 at March 31, 2005, expiring through March 31, 2025. When there has been a change in an entity’s ownership, utilization of net operating loss carryforwards may be limited. Because of the changes in the ownership of prior acquisitions of the Company, the use of these acquired net operating losses will be limited and may not be available to offset future taxable income.

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

NOTE 3-IMPAIRMENT OF GOODWILL

At September 30, 2005, the Company’s balance sheet included intangible assets with a total carrying value of approximately $49,060,000, representing 56.3% of total assets and including approximately $37,492,000 in goodwill. Substantially, this goodwill was recorded in connection with the series of acquisitions completed by the Company since April 1, 2004. In connection with the acquisition of InReach, an additional $3,003,974 in goodwill was added to the balance sheet during the quarter ended December 31, 2005. Generally accepted accounting principles require that the Company assess the fair values of acquired entities at least annually in order to identify any impairment in the values. However, on a quarterly basis, management is alert for events or circumstances that would indicate, more likely than not, that the fair value of a reporting segment has been reduced below its carrying amount. If there is a determination that the fair value of an acquired entity is less than the corresponding net assets, including goodwill, an impairment loss would be identified and recorded at that time.

During the three months ended December 31, 2005, neither the Internet services segment nor the voice services segment performed as expected. As a result, management reviewed the carrying values of the assets of these segments and determined that an adjustment for goodwill impairment was appropriate at December 31, 2005. The Company recorded an impairment charge in the amount of $3,764,429, including $1,945,519 relating the Internet service companies and $1,818,910 related to Affinity. The churn of dial-up Internet access customers, the steady loss of Affinity customers, and bad debt losses related to Affinity customers (occurring at a greater rate than in the Company’s other CLEC companies), all contributed to the net losses incurred by these segments during the three months ended December 31, 2005. The impairment charge represented approximately 12.8% and 73.0% of the goodwill related to the Internet service companies (excluding InReach) and Affinity, respectively.

NOTE 4-RESTRUCTURING OF OPERATIONS

During the current year, the activities of the Internet services segment have focused on the integration of the operations of the acquired companies comprising this business segment. The efforts are focused on combining service offerings, consolidating network operations and customer support locations, and reducing operating costs. As a result of this effort, the Company recorded a restructuring charge of $1,335,612 in the three months ended December 31, 2005, including $902,306 related to the loss expected on the abandonment of leased facilities, $392,899 related to the loss expected upon the disposal of excess equipment, and $40,407 related to certain employees terminated in January 2006.

NOTE 5-THE FORMATION OF KITE BROADBAND, LLC

In June 2005, Kite was funded with the Company making an investment of $3,825,000 in cash and receiving 51% ownership. The minority owners invested $3,675,000 in cash. On June 30, 2005, Kite closed a Master Agreement for Services (the “Sprint Agreement”) with Sprint under which the Company shall provide services to Sprint’s broadband customers in fourteen (14) metropolitan markets for a period of three years utilizing the Sprint mark. The Sprint Agreement covers, among other things, the provisioning of certain customer-facing services, such as customer operations and call center management, sales, marketing, billing, collection, installation and repair. Sprint continues to provide network support and transport services. The customers remain Sprint customers during the three-year term of the Sprint Agreement. Upon expiration of the Sprint Agreement, the Company will have the option to acquire the then existing customers pursuant to the terms of the Sprint Agreement. All network and spectrum assets will remain Sprint property. In December 2005, Kite made a cash distribution of $127,500 to its investors resulting in a $62,475 reduction of the minority interest in Kite. The Company’s share of the distribution was $65,025. At December 31, 2005, the 49% minority ownership of Kite was reflected in the condensed consolidated balance sheet in the amount of $3,840,677. Subsequent to December 31, 2005, the Company acquired the minority interest in Kite.

NOTE 6-THE ACQUISITION OF AFN

The acquisition of AFN, that occurred on June 30, 2005, has been accounted for under the purchase method of accounting. Accordingly, AFN is treated as a wholly owned subsidiary of the Company. The operating results of AFN are included in the operating results of the Company from and including July 1, 2005. The following unaudited pro forma information for the three and nine months ended December 31, 2004 and 2005 has been presented as if the acquisition occurred on April 1, 2004, and reflects the elimination of revenues recorded on the books of both US1 and AFN, and the issuance of 10,000,000 shares of the Company’s common stock. The unaudited pro forma information does not necessarily represent the actual results that would have been achieved had the companies been combined at April 1, 2004, nor may they be indicative of future operating results.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2005	2004	2005

Revenues	$18,724,342	$26,244,606	$28,056,994	$76,859,869

Net loss	(2,862,304)	(6,955,732)	(5,182,331)	(5,902,469)

Net loss per share:
Basic	(0.0087)	(0.0165)	(0.0185)	(0.0149)
Diluted	(0.0087)	(0.0165)	(0.0185)	(0.0149)

NOTE 7-THE ACQUISITION OF INREACH

The acquisition of InReach occurred on November 1, 2005, and has been accounted for under the purchase method of accounting. Accordingly, InReach is treated as a wholly owned subsidiary of the Company. The operating results of InReach are included in the operating results of the Company from and including November 1, 2005. The following unaudited pro forma information for the three and nine months ended December 31, 2004 and 2005 has been presented as if the acquisition occurred on April 1, 2004, and reflects the issuance of 4,357,798 shares of the Company’s common stock. The unaudited pro forma information does not necessarily represent the actual results that would have been achieved had the companies been combined at April 1, 2004, nor may they be indicative of future operating results.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2005	2004	2005

Revenues	$18,790,255	$26,723,477	$28,544,302	$78,813,687

Net loss	(2,982,966)	(6,913,378)	(5,421,255)	(5,703,671)

Net loss per share:
Basic	(0.0093)	(0.0164)	(0.0198)	(0.0145)
Diluted	(0.0093)	(0.0164)	(0.0198)	(0.0145)

NOTE 8-  NOTES PAYABLE

Secured Convertible Debenture

On May 13, 2005, the Company issued a secured convertible debenture (the “Debenture”) in the aggregate amount of $15.5 million to Cornell Capital. The Company used most of the proceeds to pay in full the remaining $13,000,000 balance of a note payable that bore interest at the rate of 23% and was due on November 15, 2005; the retired note was the source of bridge financing for the Company’s acquisition of Davel. Interest expense related to the retired note in the current year was $381,225; this amount is included in interest expense for the nine-month period ended December 31, 2005.

The Debenture bears interest at an annual rate of 7.75% and is due and payable in the following installments over a three-year period: $500,000 due on November 15, 2005; $1,500,000 due on May 15, 2006; $1,000,000 due on each of August 15, 2006, November 15, 2006 and February 15, 2007; $2,000,000 due on each of May 15, 2007, August 15, 2007, November 15, 2007 and February 15, 2008; and the remaining $2,500,000 due on May 15, 2008. The interest payable under the Debenture is due at the time of conversion or maturity; the holder of the Debenture may elect to receive the interest in cash or in the form of common stock of Mobilepro. The Company satisfied its obligations to make the $500,000 payment due in November 2005 and to pay accrued interest in the amount of $600,625 with the transfer of these amounts to the SEDA. Until the Debenture is repaid in full, Cornell Capital may elect to convert any portion of the outstanding principal amount of the Debenture, plus accrued interest, into shares of common stock of Mobilepro at a conversion price of $0.30 per share. The conversion price of the Debenture may be adjusted if the Company issues additional equity or instruments convertible into equity in connection with a transaction such as a stock dividend or a stock split pursuant to a formula included in the Debenture. For the three-month and nine-month periods ended December 31, 2005, the amount of interest expense related to the Debenture, based on the stated interest rate, was $297,897 and $758,651, respectively. Unpaid interest included in accrued liabilities at December 31, 2005 was $158,026.

As the market value of the Company’s common stock on the date of the Debenture, $0.327 per share, exceeded the conversion price, an amount equal to the difference in the price times the number of shares subject to conversion was reclassified from additional paid-in capital and was included as additional paid-in capital, beneficial conversion feature, in the accompanying balance sheet at December 31, 2005. Such amount will be eliminated upon the conversion of the Debenture into shares of the Company's common stock or the repayment of the Debenture.

The Debenture is secured by the assets of the Company. The terms of the Debenture obligate the Company to comply with certain covenants including an agreement that, on March 1, 2006, if the Company’s aggregate indebtedness to Cornell Capital exceeds $4,000,000, the parties will enter into a new SEDA in an amount not less than the amount of the indebtedness.

In connection with the issuance of the Debenture, the Company also issued to Cornell Capital a five-year warrant to purchase 6,000,000 shares of its common stock at an exercise price of $0.50 per share (the “Warrant”). If the Company issues additional equity or instruments convertible into equity as described in the Warrant, or is deemed to have done so, at a lower per share price than the then-effective Warrant exercise price, the exercise price may be adjusted downward to such lower per share price. In that case, the number of shares issuable upon exercise of the Warrant would be increased so that the total exercise price would remain $3,000,000.

The face amount of the Debenture is reflected in the balance sheet at December 31, 2005, net of unamortized debt discount of $602,452. The net amount of the Debenture reflects the fair market value on the date of issuance after allocating $853,200 of the proceeds to the Warrant. The discount on the Debenture is being amortized as a charge to interest expense over the three-year period until the Debenture becomes due in May 2008. Interest expense for the three-month and nine-month periods ended December 31, 2005 included debt discount amortization in the amounts of $99,323 and $250,748, respectively. The value of the Warrant will be eliminated upon its exercise or expiration.

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

In the event that Cornell Capital would hold more than 9.9% of the then outstanding common stock of the Company, the Company would be unable to draw down on the SEDA. At December 31, 2005, Cornell held 4,995,000 unregistered shares of the Company’s common stock representing an ownership percentage of approximately 1.12%.

In the nine-month periods ended December 31, 2004 and 2005, draws under the SEDA, including amounts transferred from existing notes payable to Cornell Capital, the Debenture, and related accrued interest amounts, totaled $9,213,907 and $10,909,222, respectively. The Company has advanced 120,000,000 shares of its common stock to the escrow agent in accordance with the terms of the SEDA since the inception of the SEDA. In the nine-month periods ended December 31, 2004 and 2005, the Company converted $9,213,907 and $17,409,222 in draws under the SEDA, respectively, into 52,253,547 and 77,803,600 shares of common stock, respectively, that were issued to Cornell Capital by the escrow agent. At December 31, 2005, there were no unconverted outstanding draws. At March 31, 2005, borrowings under the SEDA of $6,500,000 were outstanding, representing unconverted draws at that date, and were classified in the accompanying balance sheet as current liabilities.

The SEDA replaced a similar equity line of credit arrangement with Cornell Capital that was negotiated in May 2002 and that was intended to provide up to $10 million in equity financing to the Company. In the nine months ended December 31, 2004, the Company drew $2,000,000 from Cornell Capital in accordance with this arrangement and advanced 10,000,000 shares of its common stock to the escrow agent. During the nine months ended December 31, 2004, 18,298,438 shares of common stock were issued to Cornell Capital under this arrangement. At March 31, 2005 and December 31, 2005, there were no outstanding borrowed amounts under this terminated arrangement.

The discounts provided to Cornell Capital upon the conversion of equity line of credit draws to shares of common stock, amounting to $90,021 and $84,889 in the three-month periods ended December 31, 2004 and 2005, respectively, and $375,150 and $291,956 in the nine-month periods ended December 31, 2004 and 2005, respectively, were included in interest expense.

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

On June 24, 2005, the Company borrowed $6,300,000 from Cornell Capital, and simultaneously transferred $2,200,000 of the note balance into debt under the SEDA. The remaining amount of the note, $4,100,000, was due in one year with interest applied at an annual rate of 8% and was classified as a current liability in the balance sheet. Proceeds from this borrowing were used to fund the $1,500,000 cash consideration portion of the AFN purchase price and the $3,825,000 cash investment in Kite. Subsequent to December 31, 2005, the $4,100,000 outstanding balance of this note payable was transferred to the SEDA.

On September 7, 2005, the Company borrowed $2,000,000 from Cornell Capital, and simultaneously transferred the entire note balance into debt under the SEDA.

On October 21, 2005, the Company borrowed $2,500,000 from Cornell Capital under a note payable in 150 days, with interest applied at an annual rate of 8%; this amount was classified as a current liability in the accompanying consolidated balance sheet at December 31, 2005. Subsequent to December 31, 2005, the balance of this note payable was transferred to the SEDA.

Interest expense, based on the stated rates of interest, on the notes payable to Cornell Capital, including amounts transferred to the SEDA, was $470,639 and $149,266, respectively, for the three months ended December 31, 2004 and 2005, and $470,639 and $581,627, respectively, for the nine months ended December 31, 2004 and 2005. Accrued and unpaid interest at December 31, 2005 related to these notes was $269,183.

Notes Payable Related to Acquisitions

As a portion of the consideration paid to owners of acquired companies, the Company may issue promissory notes. These notes typically are payable over terms ranging from 4 months to two years and bear interest at annual rates ranging from 3% to 7%. At March 31, 2005 and December 31, 2005, the aggregate balances due under the acquisition notes payable were $1,723,201 and $42,909, respectively.

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

Other Notes Payable and Long-Term Liabilities

The Company has other notes and long-term liabilities payable to banks and various other creditors with aggregate balances due at March 31, 2005 and December 31, 2005 of $209,357 and $975,331, respectively.

Debt Maturities

A summary of the balances of notes payable and other debts at December 31, 2005 was as follows (unaudited):

Convertible debenture payable to Cornell Capital	$15,000,000
Notes payable to Cornell Capital under the SEDA	-
Notes payable to Cornell Capital	6,600,000
Notes payable related to acquisitions	42,909
Other notes payable and long-term obligations	975,331
22,618,240
Less: Unamortized debt discount on convertible debenture	(602,452)
Less: Amounts due within one year	(10,317,581)
Long-term portion of debt	$11,698,207

At December 31, 2005, a summary of the future scheduled payments of the long-term portion of debt was as follows (unaudited):

The twelve-month period ending --
December 31, 2007	$7,510,888
December 31, 2008	4,789,771
12,300,659
Less - Unamortized debt discount on convertible debenture	(602,452)
Long-term portion of debt	$11,698,207

NOTE 9-STOCKHOLDERS’ EQUITY

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

Common Stock Transactions in the Nine-Month Period Ended December 31, 2005

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

In October 2005, the Company completed the conversion of debentures and other amounts owed to the former owners of The River with the issuance of 1,846,733 shares of common stock to the note holders.

In November 2005, the Company issued 4,357,798 shares of its common stock in connection with its acquisition of InReach.

In December 2005, the Company issued 300,000 shares of its common stock, valued at $58,500, in connection with receipt of investment banking services.

During the nine months ended December 31, 2005, the Company issued 55,000,000 shares of common stock to the escrow agent for use in the conversion of borrowings made under the SEDA.

Stock Options and Warrants

The stockholders of the Company have approved the issuance of 30,000,000 shares of common stock in connection with stock options granted pursuant to the 2001 Equity Performance Plan (the “2001 Plan”). In addition, the Company has issued options and warrants to purchase common stock to key personnel pursuant to specific authorization of the board of directors outside the scope of the 2001 Plan. The following tables summarize the stock option activity and the warrant activity for the nine months ended December 31, 2005 (unaudited):

	Number of	Weighted-Average
Stock Options --	Options	Exercise Price

Outstanding - March 31, 2005	1,725,000	$0.192
Granted	8,696,000	$0.231
Exercised	-	$-
Cancelled	-	$-
Outstanding - December 31, 2005	10,421,000	$0.225

Exercisable - December 31, 2005	1,085,416	$0.176

	Number of	Weighted-Average
Stock Warrants --	Warrants	Exercise Price

Outstanding - March 31, 2005	61,232,500	$0.117
Granted	19,600,000	$0.290
Exercised	-	$-
Cancelled	1,000,000	$0.018
Outstanding - December 31, 2005	79,832,500	$0.1609

Exercisable - December 31, 2005	68,284,353	$0.1584

NOTE 10-LIABILITY FOR COMMON STOCK TO BE ISSUED

As the purchase prices of certain acquisitions are subject to post-closing adjustments, some of the common stock of Mobilepro due to the former owners of such acquired companies may not yet be issued. The $53,167 liability for common stock to be issued at December 31, 2005, reflecting an obligation to issue 366,666 shares, relates to the acquisition of WazAlliance.

NOTE 11-BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effects of the assumed exercise of outstanding stock options and warrants and the assumed conversion of the Debenture and other convertible notes payable for the three and nine months ended December 31, 2005 and 2004 were antidilutive as the Company incurred net losses in these periods.

NOTE 12-EXCHANGE OF PAYPHONES

In September 2005, Davel sold the majority of the payphones and certain related assets and liabilities of its Bronx, New York field service office (2,204 payphones) for a net selling price of $962,246. Davel recognized a $91,373 gain on the sale of the net assets and incurred $144,073 of exit and disposal activity costs associated with the closing of its Bronx field service office. The net loss before income taxes of $52,700 is included in other general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended December 31, 2005. Davel also entered into agreements with the purchaser of its payphones to acquire certain of their payphones in Florida and to maintain, to service and to collect Davel’s remaining payphones in the New York City area. On September 30, 2005, Davel acquired 2,240 payphones located in Florida from the purchaser for a net purchase price of $784,000.

NOTE 13-COMMITMENTS

In June 2005, Mr. Jay O. Wright, the Company’s President and Chief Executive Officer, extended his employment agreement with the Company through 2007, with the extension stipulating annual salary amounts during the term, restructuring the basis for bonus awards, and providing severance payment terms. The Company also has an employment contract with each senior executive, including the chief financial officer, the general counsel, and the general managers of the wirelss network segment, the Internet service segment, CloseCall and Davel.

In August 2004, the Company announced its intention to issue a property dividend of 3,073,113 shares of common stock of Solution Technology International, Inc. (“STI”). The Company has a 5% ownership interest in STI. The Company stockholders are expected to receive one share of registered (i.e. “free-trading”) STI stock for approximately every 93 shares of the Company stock that they own, based on the existing shares outstanding and certain warrants. The Company’s board of directors set September 15, 2004 as the record date for the stock dividend. In March 2005, STI withdrew its registration statement from the United States Securities and Exchange Commission. STI is contemplating other options to become a publicly traded company. The Company intends to pursue issuance of the property dividend upon STI obtaining its public listing. At this time, no date has been established for such listing, and there is no assurance that the STI dividend will ever occur.

NOTE 14-LITIGATION

At the time that the Company acquired 95.2 % of the stock of Davel, Davel was a defendant in a civil patent infringement lawsuit captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls and is seeking damages in connection with the alleged infringement. Davel continues to review and investigate the allegations set forth in the complaint, continues to assess the validity of the Gammino Patents and is in the process of determining whether the technology purchased by Davel from third parties infringes upon the Gammino Patents. According to the terms of the Davel acquisition agreement, the former secured lenders, subject to certain limitations, have agreed to reimburse the Company for the litigation costs and any losses resulting from the Gammino lawsuit from future regulatory receipts that were assigned previously to them by Davel. Any such regulatory receipts are deposited into a third-party escrow account and are used to reimburse the Company for costs incurred. The secured lenders are not required to fund the escrow account or otherwise reimburse the Company for amounts, if any, in excess of actual regulatory receipts collected. Any amount remaining in the escrow account at the conclusion of the litigation is to be returned to the former secured lenders. The Company has received significant regulatory receipts that are being held in escrow. The case is in the discovery phase of the litigation. The Company is unable to predict the likely outcome or assess the sufficiency of the escrowed receipts to cover legal costs and losses, if any, related to this matter.

NOTE 15- SEGMENT INFORMATION

The Company’s reportable operating segments include voice services, Internet services and wireless networks. Results of operations and certain asset data relating to the Company’s business segments for the three-month periods ended December 31, 2004 and 2005 were as follows (unaudited):

The Three Month Period	Voice	Internet	Wireless
Ended December 31, 2004	Services	Services	Networks	Corporate	Total
Revenues	$12,391,227	$4,735,906	$-	$-	$17,127,133
Cost of revenues	(6,327,807)	(2,305,471)	-	-	(8,633,278)
Other operating expenses	(5,154,612)	(1,942,579)	(34,555)	(2,618,386)	(9,750,132)
Depreciation and amortization	(410,339)	(158,731)	(3,647)	(220,000)	(792,717)
Interest and other, net	83,312	(41,871)	(70,216)	(877,121)	(905,896)
Net income (loss)	$581,781	$287,254	$(108,418)	$(3,715,507)	$(2,954,890)

Total assets	$35,024,547	$18,245,134	$15,267	$20,583,028	$73,867,976
Fixed assets, net of accumulated depreciation	$11,599,256	$1,250,436	$10,940	$-	$12,860,632
Goodwill, net of impairment	$18,634,703	$14,070,629	$-	$-	$32,705,332

The Three Month Period	Voice	Internet	Wireless
Ended December 31, 2005	Services	Services	Networks	Corporate	Total
Revenues	$18,505,132	$4,534,617	$3,204,857	$-	$26,244,606
Cost of revenues	(9.862,109)	(2,250,087)	(1,678,000)	-	(13,790,196)
Other operating expenses	(7,621,737)	(2,164,515)	(1,877,055)	(720,218)	(12,383,525)
Depreciation and amortization	(999,883)	(101,227)	(192,883)	-	(1,293,993)
Goodwill impairment	(1,818,910)	(1,945,519)	-	-	(3,764,429)
Restructuring costs	-	(1,335,612)	-	-	(1,335,612)
Interest, net	18,809	(2,271)	21,093	(620,416)	(582,785)
Minority interests	-	-	(49,798)	-	(49,798)
Net loss	$(1,778,698)	$(3,264,614)	$(571,786)	$(1,340,634)	$(6,955,732)

Total assets	$51,450,926	$19,681,335	$10,923,229	$1,331,397	$83,386,887
Fixed assets, net of accumulated depreciation	$11,431,676	$1,701,120	$1,153,358	$-	$14,286,154
Goodwill, net of impairment	$20,568,280	$16,248,330	$494,219	$-	$37,310,829

Results of operations relating to the Company’s business segments for the nine-month periods ended December 31, 2004 and 2005 were as follows (unaudited):

The Nine Month Period	Voice	Internet	Wireless
Ended December 31, 2004	Services	Services	Networks	Corporate	Total
Revenues	$13,346,798	$9,303,568	$-	$615,000	$23,265,366
Cost of revenues	(6,794,042)	(4,364,548)	-	-	(11,158,590)
Other operating expenses	(5,520,495)	(3,730,718)	(813,266)	(4,979,895)	(15,044,374)
Depreciation and amortization	(438,259)	(327,679)	(10,941)	(513,333)	(1,290,212)
Interest and other, net	83,312	(83,126)	(70,216)	(1,162,250)	(1,232,280)
Net income (loss)	$677,314	$797,497	$(894,423)	$(6,040,478)	$(5,460,090)

The Nine Month Period	Voice	Internet	Wireless
Ended December 31, 2005	Services	Services	Networks	Corporate	Total
Revenues	$56,301,164	$12,395,635	$6,600,302	$-	$75,297,101
Cost of revenues	(27,113,902)	(5,988,818)	(3,363,733)	-	(36,466,453)
Other operating expenses	(22,853,007)	(5,600,769)	(4,031,131)	(1,688,849)	(34,173,756)
Depreciation and amortization	(2,511,742)	(268,154)	(376,500)	(7,293)	(3,163,689)
Goodwill impairment	(1,818,910)	(1,945,519)	-	-	(3,764,429)
Restructuring costs	-	(1,335,612)	-	-	(1,335,612)
Interest, net	10,769	(15,886)	30,294	(2,238,472)	(2,213,295)
Minority interests	35,645	-	(228,152)	-	(192,507)
Net income (loss)	$2,050,017	$(2,759,123)	$(1,368,920)	$(3,934,614)	$(6,012,640)

NOTE 13-SUBSEQUENT EVENTS

On January 31, 2006, the Company acquired the 49% minority interest in Kite in an all stock transaction for approximately 90,000,000 shares of the Company’s common stock. Effective at the closing, Mr. Jerry Sullivan, the Chief Executive Officer of Kite, was named President and Chief Operating Officer of the Company and Chief Executive Officer of the Company’s wireless networks business.

Subsequent to December 31, 2005, the Company drew $1,200,000 under the SEDA that was converted into 5,489,985 shares of the Company’s common stock. As the current SEDA expires on May 19, 2006, the outstanding notes payable to Cornell Capital that totaled $6,600,000 on December 31, 2006 will be paid or converted into shares of the Company’s common stock by that date.

On January 18, 2006, the Company issued 15,000,000 shares of its common stock to the escrow agent under the SEDA.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended December 31, 2004 and 2005, our financial condition at December 31, 2005 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

Overview

We are a broadband wireless, telecommunications, and integrated data communication services company. We deliver a comprehensive suite of voice and data communications services, including local exchange, long distance, enhanced data, Internet, wireless and broadband services to our end-user customers. We are focused on growing our current customer bases, deploying wireless networks, and acquiring and growing profitable telecommunications and broadband companies.

We market and sell our integrated communications services through 11 branch offices in eight states and we service over 155,000 billed accounts representing over 278,000 equivalent subscriber lines including approximately 145,000 local and long-distance telephone lines, 105,000 dial-up lines, 5,000 broadband lines, and over 23,000 wireless customers. We own and operate approximately 36,000 payphones predominantly located in 42 states and the District of Columbia.

Our revenues are primarily generated through three of our four business reporting segments that are described as follows:

Wireless Networks
Our broadband wireless network deployment efforts are being conducted by our wholly-owned subsidiary, NeoReach, Inc. (“NeoReach”), and its subsidiary, NeoReach Wireless, Inc. (“NeoReach Wireless”). This segment also includes the operations of Kite Broadband, LLC, a wireless broadband Internet service provider located in Ridgeland, Mississippi.

Voice Services
Our voice services segment is led by CloseCall America, Inc. (“CloseCall”), a Competitive Local Exchange Carrier (“CLEC”, which is a term applied under the Telecommunications Act of 1996 to new local telephone companies formed to compete with the incumbent local telephone companies), based in Stevensville, Maryland; American Fiber Network, Inc. (“AFN”), a CLEC based in Kansas City, Kansas; and Davel Communications, Inc. (“Davel”), an independent payphone provider based in Cleveland, Ohio. CloseCall offers our customers a full array of telecommunications products and services including local, long-distance, 1.800CloseCall anytime/anywhere calling, digital wireless, high-speed telephone (voice over IP), and dial-up and DSL Internet services. AFN is licensed to provide local telephone, long distance and/or Internet services throughout the United States. Davel is one of the largest independent payphone operators in the United States, providing approximately 57% of the revenues of the voice services segment in the nine months ended December 31, 2005.

Internet Services
Our internet services segment includes the operations of DFW Internet Services, Inc. (“DFW”, doing business as Nationwide Internet), an Internet services provider (“ISP”) based in Irving, Texas, its acquired ISP subsidiaries, and InReach Internet, L.L.C., a full service ISP located in Stockton, California, that we acquired on November 1, 2005. Our Internet services segment provides dial-up and broadband Internet access, web-hosting services and related Internet services to business and residential customers in over 40 states. Over 80% of our ISP customers subscribe to our dial-up service.

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

Revenues for the reportable business segments for the three and nine months ended December 31, 2004 and 2005 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Business Segment	2004	2005	2004	2005

Voice	$12,391,227	$18,505,132	$13,346,798	$56,301,164
Internet Services	4,735,906	4,534,617	9,303,568	12,395,635
Wireless Networks	-	3,204,857	-	6,600,302
Corporate	-	-	615,000	-
Total Revenues	$17,127,133	$26,244,606	$23,265,366	$75,297,101

The revenues for each business segment, expressed as a percentage of total revenues for the respective period, were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Business Segment	2004	2005	2004	2005

Voice	72.3%	70.5%	57.4%	74.8%
Internet Services	27.7	17.3	40.0	16.5
Wireless Networks	-	12.2	-	8.7
Corporate	-		2.6
Total Revenues	100.0%	100.0%	100.0%	100.0%

The revenues of the voice services business segment are provided primarily by the operations of Davel and CloseCall. Davel’s revenues represented approximately 57% and 43% of voice services revenues and consolidated revenues, respectively, for the nine months ended December 31, 2005. CloseCall’s revenues represented approximately 36% and 27% of voice services revenues and consolidated revenues, respectively, for the nine months ended December 31, 2005.

The costs of the network services that we provide to our customers are comprised primarily of telecommunications charges, including data transmission and database access, leased digital capacity charges, circuit installation charges and activation charges. The costs of database access, circuits, installation charges and activation charges are based on fixed fee and/or measured services contracts with local exchange carriers, inter-exchange carriers and data services providers. The cost of providing services to our customers also includes salaries, equipment maintenance and other costs related to the ongoing operation of our network facilities. Depreciation expense on our network equipment is excluded from our cost of network services and is included in depreciation and amortization of property and equipment and amortization of intangible assets in our consolidated statements of operations. Our other operating expenses include costs related to sales, marketing, administrative and management personnel; outside legal, accounting and consulting services; advertising and occupancy expenses; and other costs of being a publicly traded company, including legal and audit fees, insurance premiums and board of director fees.

Substantially, our business has been built through acquisitions. We expect that future revenue growth will occur largely through the consummation of additional acquisitions, the growth of our CLEC businesses, and the deployment, ownership and management of broadband wireless networks that we expect to provide subscription and advertising revenues.

The adoption of initiatives by cities to create areas within city limits where residents, visitors, students and businesses can obtain wireless access to the Internet has created an emerging and growing market. We are concentrating efforts on the deployment, management and ownership of such municipally sponsored wireless access zones. In the current fiscal year, we have been selected by six municipalities for such projects. The deployment of our first network is scheduled for completion in February 2006. To date, no material revenues have been provided from this business.

Prior to January 2004, we were a development stage company. Although we were incorporated only five years ago, we have undergone a number of changes in our business strategy and organization. In June 2001, we focused our business on the integration and marketing of complete mobile information solutions to meet the needs of mobile professionals. In April 2002, we acquired NeoReach, Inc. and shifted our focus toward solutions supporting the third generation wireless market that provides broadband to allow faster wireless transmission of data, such as the viewing of streaming video in real time. We shifted our business strategy again in December 2003 with a new management team, expanding significantly the scope of our business activity to include Internet access services, local and long distance telephone services and the ownership and operation of payphones. In 2005, we began to invest in the business of deploying broadband wireless networks and providing wireless network access services in wireless access zones to be primarily located in municipality-sponsored areas. As indicated above, we entered these businesses primarily through acquisitions. We have completed nineteen (19) acquisitions within the last 24 months. Accordingly, our experience in operating our current businesses is limited. The Company has lost money historically. For the nine month period ended December, 31, 2005, we incurred a net loss of $6,012,640. In the years ended March 31, 2005 and 2004, we incurred net losses of $5,359,722 and $2,157,844, respectively. At December 31, 2005, we had an accumulated deficit of $27,209,190.

Our strategy is largely unproven and the revenue and income potential from our strategy is uncertain. We may encounter risks and difficulties frequently encountered by companies that have grown rapidly through acquisition, including the risks described elsewhere in this report. Our business strategy may not be successful and we may not be able to successfully address these risks.

Mobilepro Corp (“Mobilepro”) was incorporated under the laws of Delaware in July 2000 and, at that time, was focused on the integration and marketing of complete mobile information solutions that satisfied the needs of mobile professionals. In June 2001, Mobilepro merged with and into CraftClick.com, Inc. (“CraftClick”), with CraftClick remaining as the surviving corporation. The name of the surviving corporation was subsequently changed to Mobilepro Corp. on July 9, 2001. CraftClick had begun to cease its business operations in October 2000, and ultimately disposed of substantially all of its assets in February 2001.

On March 21, 2002, Mobilepro entered into an Agreement and Plan of Merger with NeoReach, a private Delaware company, pursuant to which a newly formed, wholly owned subsidiary of Mobilepro merged into NeoReach in a tax-free transaction. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly owned subsidiary of Mobilepro.

DFW is the principal operating subsidiary within our Internet services division. On January 20, 2004, we acquired DFW.   Since then, we have acquired nine additional Internet service businesses that operate as subsidiaries of DFW and, on November 1, 2005, we acquired the business of InReach Internet L.L.C. (“InReach”).

On October 15, 2004, we closed our acquisition of CloseCall, which further established our commitment to the provision of voice services. One month later, we closed our acquisition of Davel. On June 30, 2005, we acquired AFN.

Our principal executive offices are located at 6701 Democracy Boulevard, Suite 202, Bethesda, MD 20817 and our telephone number at that address is (301) 315-9040. We maintain a corporate web site at www.mobileprocorp.com. We make available free of charge through our web site our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The contents of our web site are not a part of this report. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding Mobilepro.

Geographic Markets

Through our various businesses, we provide service to customers located throughout the United States. However, certain portions of our consolidated business are concentrated in certain geographic markets. For example, the business of CloseCall is concentrated in the mid-Atlantic region of the country. Although Davel has payphones located across the United States, 41% of the payphones are located in the southeast states of Florida, Georgia, South Carolina, North Carolina and Virginia; 22% of the payphones are located in Midwest and eastern sections of the country, with usage thereby affected by climate; and 12% of the payphones are located in the southwest states of Texas, Arizona and New Mexico. The Internet services business provides service to customers that are primarily located in the states of Texas, Arizona, Louisiana, Kansas, Missouri, Wisconsin and Ohio.

Recent Events

Significant accomplishments in the nine-month period ended December 31, 2005 included, among other achievements, expanding our voice services and wireless networks businesses through the consummation of four acquisitions, deploying a broadband wireless network in Tempe, Arizona, obtaining a controlling interest in a company that will supply broadband wireless services to customers of Sprint Communications Company (“Sprint”), being selected by the city of Sacramento, California, for the deployment, ownership and management of its planned broadband wireless network, and the refinancing of a $13 million acquisition bridge loan.

Wireless Networks

In April 2005, we were selected by the city of Tempe, Arizona, to deploy, own and manage a city-wide broadband wireless access network covering 40 square miles and serving a population of approximately 160,000 people. The network is expected to reach approximately 65,000 households, 1,100 businesses, 50,000 students and the annual visitors to Tempe. The completed network will enable a range of free and fee-based services and provide secure high-speed access to data, voice and video throughout the coverage area. The network will also provide municipal services to the city’s police, fire, emergency, and administrative personnel, and the staff, faculty and students of Arizona State University. Subscription services will be offered on a monthly, daily and hourly basis and will allow access to multiple Internet service providers. We believe that the Tempe wireless networking project is one of the first of its kind by providing a cost-effective alternative to residential dial-up service and local area hot-spot wireless access and serving as an alternative and/or complement to DSL and cable. The network is scheduled to be completed in February 2006. In August 2005, we executed a definitive, fifteen-year agreement with the city, including a base period of five years and two five-year extensions, for the deployment, ownership and management of the wireless network. At December 31, 2005, we had approximately forty (40) customers paying monthly subscription fees.

We intend that the Tempe network be an open platform, offering freedom of service choices to subscribers over a mixture of public, restricted and licensed bands. Our target customers are retail Internet service providers that would provide e-mail messaging, VoIP, web-hosting and emergency services to subscribers. Although we do not yet have any such agreements at this time, we expect to receive a majority of subscriptions pursuant to service agreements with major retail service providers that will, most likely, provide payments to us based on the actual amount of network usage. We plan to operate the network, and host the splash page, free service and hospitality. As a result, we expect low customer acquisition costs, rapid increases in the number of subscribers and reduced churn.

The user start-up splash page for the Tempe network will be sponsored by the Arizona Republic pursuant to an agreement with us that was announced on October 11, 2005. In summary, we have agreed to share any revenues related to the placement of advertising on the splash page on a 50/50 basis. Although no material revenues have yet been generated, we are hopeful that this agreement and other similar agreements that we may negotiate in the future will provide a significant new source of revenues.

In May 2005, the foundation of our operation in Tempe was obtained when NeoReach Wireless acquired Transcordia, LLC, d/b/a/ WazAlliance, a network of metro-wide commercial and residential wireless Internet access zones for a purchase price, subject to post closing adjustments, of $257,500, payable in the form of $188,500 in common stock and $69,000 cash. We have expanded this operation as it focuses its efforts on the design and deployment of the Tempe wireless network.

Because of the increased pace in the emergence of municipal wireless networking opportunities, we have accelerated our business development efforts in this market. Including the operating costs being incurred to support the Tempe network, total operating expenses for NeoReach Wireless in the three months and nine months ended December 31, 2005 were $513,773 and $1,391,701, respectively. In order to complete the Tempe network, we estimate that capital expenditures will approximate $2,200,000 including the development of the deployment plan, networking equipment (i.e., antennas, transmitters and network routers) and equipment installation. To date, we have acquired networking equipment at a total cost of approximately $839,000 for the Tempe wireless network.

In June 2005, we acquired Evergreen Open Broadband (“Evergreen”), a wholesale wireless Internet service provider based in Boston, with the issuance of 1,505,360 shares of our common stock, valued in the amount of approximately $231,000, and the assumption of approximately $30,000 in certain liabilities. Evergreen provides to us a developed scoring model that we now utilize to evaluate municipal wireless network opportunities. The model considers a variety of factors in the areas of demographics, climate and topography in rating a city as a desirable opportunity for our business development activities. Evergreen will operate as part of NeoReach Wireless. Evergreen actively participated in our bidding for Tempe and is involved with business development opportunities represented by numerous other city-wide wireless network projects that are pending or under consideration.

The city of Sacramento, California (population of approximately 465,000 people) and the cities of Chandler, Arizona; Farmers’ Branch, Texas; Akron, Ohio; and Cuyohoga Falls, Ohio, have also selected us for the proposed deployment, ownership and management of their planned wireless networks. Currently, we are negotiating definitive contracts and/or developing pilot deployments with these municipalities. We are aware of five other publicly-announced municipal wireless network projects that we have lost including Philadelphia, Pennsylvania, that was awarded to Earthlink, and Minneapolis, Minnesota, and Portland, Oregon, where we were not included as a finalist for the pending awards.

In June 2005, we invested $3,825,000 cash in connection with the formation of Kite Broadband, LLC (“Kite”) resulting in a 51% ownership percentage. On June 30, 2005, Kite executed a Master Agreement for Services with Sprint under which Kite shall provide services to Sprint’s broadband customers in fourteen (14) metropolitan markets for a period of three years utilizing the Sprint mark. The agreement covers, among other things, the provisioning of certain customer-facing services, such as customer operations and call center management, sales, marketing, billing, collection, installation and repair. Sprint continues to provide network support and transport services. The customers remain Sprint customers during the three-year term of the agreement. Upon expiration of the agreement, Kite will have the option to acquire the then existing customers pursuant to the terms of the agreement. All network and spectrum assets will remain the property of Sprint. Since June 30, 2005, Kite has generated revenues of approximately $6,584,680 and our 51% share of Kite’s net income for this period was $237,464. On January 31, 2006, we acquired the 49% minority interests in Kite for approximately 90,000,000 shares of our common stock.

Voice Services

During the current year, activities at CloseCall America have been focused on the expansion of its telecommunications service offerings, and the securing of long-term agreements with local exchange carriers. CloseCall has also expanded its advertising programs in the current year. It uses print, signage, radio and television advertising to market services to customers of certain local professional sports teams including the Baltimore Ravens, Ripken Baseball, Aberdeen Ironbirds, Frederick Keys, Bowie Baysox, and the Delmarva Shorebirds.

We offer our integrated communications services in a high-quality bundle to residential customers, and small to medium-sized businesses at attractive prices. When economically advantageous for us to do so, we seek to bundle our integrated communications services. Our targeted customers often will have multiple vendors for voice and data communications services, each of which may be billed separately. Unlike many of these vendors, we are able to provide a comprehensive package of local telephone, long distance, Internet access and other integrated communications services. Our future business strategy will focus on the establishment of effective cross-selling programs in order to leverage the combined customer base of the voice and Internet service provider business segments, the effective delivery of such services and the provision of excellent customer service. CloseCall's combined local and long distance churn measured by terminations of customer subscriber lines is approximately 2% per month compared to an industry average of approximately 5% per month.

In the nine-month period ended December 31, 2005, we completed five-year commercial agreements with Verizon and SBC covering six and thirteen states, respectively. In addition, we executed a similar agreement with BellSouth covering nine states that runs through December 31, 2007. Completion of these agreements 1) allows the expansion of CloseCall’s overall geographic market, and the expansion and bundling of service offerings in these states including Florida, and 2) provides predictability of the pricing of wholesale services provided to us by these carriers during the terms of the agreements.

During the nine-month period ended December 31, 2005, we completed two acquisitions intended to add revenues, profits and licensed coverage areas. On June 30, 2005, we acquired AFN, a company licensed to provide local, long distance and/or Internet service throughout the United States that added approximately 15,000 customer lines to our customer base. AFN is focused on four major customer segments - hotels and resorts, corporate housing, resort-area property management and other business services. The purchase consideration was $3,000,000, including 10,000,000 shares of our common stock and a cash payment of $1,500,000. Since its acquisition on June 30, 2005, AFN has provided revenue of approximately $3,458,286 and contributed net income of $810,176. This operating profit was favorably affected by the timing of costs and expenses incurred by AFN’s affiliated service company during 2005. The service agreement terminated on October 31, 2005. In September 2005, AFN acquired the assets of AllCom USA and their long distance and T-1 customers for $300,000 cash, providing an additional customer base for bundled services. This acquisition is expected to increase our annual revenues by approximately $1,200,000.

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

Internet Services

During the current year, the activities of this operation have focused on the integration of the operations of the acquired companies comprising this business segment. The efforts are focused on combining service offerings, consolidating network operations and customer support locations, and reducing operating costs. As a result of this effort, we recorded a restructuring charge of $1,335,612 in the three months ended December 31, 2005, including $902,306 related to the loss expected on the abandonment of leased facilities, $392,899 related to the loss expected upon the disposal of excess equipment, and $40,407 related to certain employees terminated in January 2006. The success of our overall growth strategy depends, in part, on our ability to transition customers to new Internet access services, especially broadband wireless. However, at present, dial-up subscribers represent the largest group of customers of the Internet services group. The erosion of this customer base is likely to continue.

During the nine months ended December 31, 2005, through cash payments and the conversion of note amounts into shares of our common stock, we retired notes payable related to ISP acquisitions in the amount of approximately $1,608,000, including negotiated note reductions of approximately $220,000 relating to post closing purchase price adjustments.

On November 1, 2005, we completed the acquisition of InReach. Besides adding annual revenues expected to approximate $5,700,000, InReach provides a base of operations for the Sacramento municipal wireless network. The purchase price for InReach, before any post closing adjustments, included $2,111,873 cash and 4,357,798 shares of common stock valued at $950,000.

Goodwill Impairment

At September 30, 2005, our balance sheet included intangible assets with a total carrying value of approximately $49,060,000, representing 56.3% of total assets and including approximately $37,492,000 in goodwill. Substantially, this goodwill has been recorded in connection with the series of acquisitions completed by us since April 1, 2004. In connection with acquisition of InReach, an additional $3,003,974 in goodwill was added to the balance sheet during the quarter ended December 31, 2005. Generally accepted accounting principles require that we assess the fair values of acquired entities at least annually in order to identify any impairment in the values. However, on a quarterly basis, we are alert for events or circumstances that would indicate, more likely than not, that the fair value of a reporting segment has been reduced below its carrying amount. If we determine that the fair value of an acquired entity is less than the net assets of the entity, including goodwill, an impairment loss would be identified and recorded at that time.

During the three months ended December 31, 2005, both the Internet service provider segment and the voice services segments incurred operating losses that were not expected. As a result, we reviewed the carrying values of the assets of these segments and determined that an adjustment for goodwill impairment was appropriate at December 31, 2005. We recorded an impairment charge in the amount of $3,764,429, including $1,945,519 relating the Internet service provider companies and $1,818,910 related to Affinity Telecom (“Affinity”), a CLEC business located in the state of Michigan that was acquired in August 2004. The negative customer churn of dial-up ISP customers has exceeded our expectations, contributing to the net loss incurred by this segment during the most recent quarter. We have experienced a significant and steady loss of Affinity customers, and incurred bad debt losses at a greater rate than in our other CLEC companies. The impairment charges represented approximately 12.8% and 73.0% of the goodwill related to the ISP companies (excluding InReach) and Affinity, respectively.

Future assessments of the fair values of acquired companies could identify material impairment losses resulting in additional write-offs of goodwill. Such adjustments could have material adverse effects on our results of operations and our financial position, and could impede our ability to raise capital and/or to make acquisitions.

Corporate Activities

Since the beginning of the current fiscal year, we have attempted to strengthen our balance sheet in order to provide capital for acquisitions, to fund our NeoReach Wireless operating needs (including the capital expenditures related to the build-out of municipal broadband wireless networks), and to improve our liquidity. We have increased stockholders’ equity to over $36 million with a cash balance of approximately $5 million at December 31, 2005. Total debt has been reduced from a balance of approximately $26,534,000 at March 31, 2005 to a balance of $22,016,000 at December 31, 2005. We are looking for opportunities to further improve those positions.

We extended debt maturities and reduced our interest cost in May 2005 when we issued a convertible debenture in the aggregate amount of $15,500,000 to Cornell Capital Partners, L.P. (“Cornell Capital”). We used a significant portion of the proceeds to pay in full the remaining $13,000,000 balance of a note payable that bore interest at the rate of 23% and was due on November 15, 2005. The retired note was the source of bridge financing for our acquisition of Davel. The debenture is payable in installments over a three-year period, with $3,500,000 classified as a current liability at December 31, 2005, and bears interest at an annual rate of 7.75%.

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

Management Challenges

During the current fiscal year, management is concentrating its efforts on the business development and network deployment activities of NeoReach Wireless, the consolidation and integration of the Internet services and voice services businesses, and the identification and securing of additional sources of growth capital.

We see opportunity for growth in the emerging market presented by municipally sponsored broadband wireless networks. Our acquisition strategy of the last two years has been executed, in part, with the objective of establishing a viable telecommunications company with sufficient credibility to be considered for selection by cities for the deployment, ownership and management of broadband wireless networks. The initial indication of the effectiveness of our business plan execution was the selection by Tempe, Arizona, of NeoReach Wireless for its network. Subsequently, we were selected by five other cities for the deployment, ownership and management of such networks. However, the ramp-up time from selection to the completion of deployment can exceed six months. As a result, we have incurred significant costs related to this business before the Tempe deployment is completed, and therefore before any significant revenues are expected. The capital equipment costs for the Tempe network are expected to approximate $2,200,000. Operating costs for NeoReach Wireless, currently running at a monthly rate of approximately $200,000, were approximately $1,392,000 for the nine months ended December 31, 2005.

Many of the companies that we have acquired are experiencing declining revenues as we expected. Over 80% of the customers of our Internet services business are subscribers to dial-up service. The revenues of this business segment have declined from approximately $4,580,000 for the three months ended March 31, 2005 to approximately $3,591,000 (before the addition of InReach revenues) for the three months ended December 31, 2005, a decline of approximately 22%. Likewise, the pay telephone business is declining due primarily to the public’s increasing usage of competitive technologies. Revenues for Davel for the nine months ended December 31, 2005 were $32,283,029 compared with revenues of approximately $44,007,674 for the corresponding period of the prior year. The declining revenues of these businesses and the operating costs of NeoReach Wireless discussed above are adversely affecting our operating profitability.

As a result, we are currently focused on the implementation of a company-wide plan of consolidation and integration of our operations. Primarily, the completion of this plan will result in the combination of the Internet service provider and CloseCall CLEC businesses and the combination of the Davel payphone business with AFN. The customer-facing activities of this combined business will be conducted by a retail operation organization that will conduct all marketing, provisioning, billing and customer support activities. Likewise, the network operations will be managed by a single organization. Simultaneously, we will consolidate all of our financial operations into a single organization. As a result, we expect to achieve improvements in the quality and consistency of our delivered services and customer support, while reducing our operating expenses. The execution of this plan will include the elimination of employment positions in a series of reductions and the closing of certain facilities. We have begun to record the anticipated costs associated with these restructuring activities in the current quarter. The consolidation of these businesses will significantly enhance our ability to cross-sell and bundle services in efforts to retain the subscriber base of the Internet service business and grow the revenues of our CLEC businesses at CloseCall and AFN.

As discussed in detail below, we have relied on funds provided by Cornell Capital in order to finance the cost of our acquisitions and enable us to grow the Company. In the current fiscal year, we have also used these funds to invest in the business of Kite and to fund the operation of our municipal broadband wireless network business and the deployment of the network in Tempe. In order to reduce the cost of capital, to strengthen the balance sheet, to improve liquidity and to provide the financial flexibility to react quickly to future acquisition opportunities, we are focused on the establishment of alternative sources of growth capital. In this regard, during the current quarter, we announced a new association with an investment banking firm, Ryan Beck & Co., to advise us on numerous items, including financing.

Critical Accounting Policies

We believe there have been no significant changes in our critical accounting policies during the nine-month period ended December 31, 2005 as compared to what was previously disclosed in our Annual Report on Form 10-KSB for the year ended March 31, 2005. During this period, because the $100 million Standby Equity Distribution Agreement with Cornell Capital (the “SEDA”) is providing equity financing to us, we began to amortize deferred financing costs related to the SEDA to additional paid-in-capital and we began to charge this account for the additional fees paid to Cornell Capital and other financial advisors in connection with making draws under the SEDA.

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

Results of Operations and Financial Condition

We realize that effective analysis of our operations with an approach of comparing results for a current period with the results of a corresponding prior period may be difficult due to the significant number of acquisitions and stock issues that we have completed. In order to analyze ourselves, we focus not only on achieving increasing amounts of net income and EBITDA, but emphasize the increase of net income per share.

The Three Months Ended December 31, 2005 and 2004

Total Revenues

We achieved consolidated revenues of $26,244,606 in the three-month period ended December 31, 2005 compared with revenues of $17,127,133 in the corresponding period of the prior fiscal year. Since April 1, 2004, we have completed the acquisition of seventeen companies that have provided significant revenues to us, particularly to our voice and Internet services operating segments. The most significant portions of our revenues are provided by our CloseCall and Davel subsidiaries that were acquired in October 2004 and November 2004, respectively. Revenues for these companies were included in our consolidated results of operations from the acquisition dates. In addition, major acquisitions in the current year include AFN, acquired on June 30, 2005, and InReach, acquired on November 1, 2005, and we obtained a 51% ownership of Kite on June 30, 2005. The revenues of these entities are included in our consolidated results of operations from those dates. Accordingly, the amounts of revenues included in our consolidated revenues for the three month periods ended December 31, 2004 and 2005 were as follows for Davel and CloseCall, Kite, AFN and InReach.

Acquired Company	2004	2005	Increase

Davel	$6,377,744	$10,084,268	$3,706,524
CloseCall (includes Affinity and US1)	6,013,483	6,509,269	495,786
Kite	-	3,199,366	3,199,366
AFN	-	1,906,635	1,906,635
InReach	-	943,138	943,138

Total Revenues	$12,391,227	$22,642,676	$10,251,449

Revenues by Segment

Voice Services. We deliver voice communications services to end users on a retail basis principally though this business segment. Revenues from our voice services for the current quarter ended December 31, 2005 were $18,505,132, representing approximately 71% of consolidated revenues. The revenues of this segment were $12,391,227 in the third quarter last year. The current year revenues were attributable primarily to CloseCall, Davel and AFN, all of which were acquired subsequent to last year’s second quarter. This group derives most of its operating revenues from recurring monthly charges, coin revenue and “dial-around” revenues (intercarrier compensation paid to us by the providers of 800 numbers at the rate of 49.4 cents per call) that are generated by our communications services. Our local and long distance service revenues are being negatively affected in the current year by a continued decline in rates and competitive pressures to bundle long distance minutes of use within local service product offerings. Our existing base of business of long distance minutes is also subject to increasing competition from both VoIP and competing wireless service offerings.

Internet Services. We deliver data communications services to end users on a retail basis principally though this business segment. Revenues from Internet services for the current quarter ended December 31, 2005 were $4,534,617, representing approximately 17% of consolidated revenues and including $943,138 in revenues attributable to InReach. We reported Internet service revenues of $4,735,906 for the prior year quarter ended December 31, 2004. The current year and prior year results included a full quarter of operating results for each of the eight data services companies acquired during the fiscal year ended March 31, 2005. As a result, revenues determined on a “same company” basis declined by $1,144,427 between years, or approximately 24%. As stated above, the loss of customers by this business, that includes mostly dial-up Internet access subscribers, has exceeded our expectations, contributing to the goodwill impairment loss recorded in the current quarter. In order to attempt to reverse the loss of revenues, we have consolidated the retail operations of the voice and Internet service provider businesses in order to promote the cross selling of CLEC services to our Internet access subscribers.

Wireless Networks. The revenues of this operating segment principally relate to Kite. As indicated above, Kite’s revenues for the current quarter were $3,199,366, representing 12.2% of consolidated revenues. To date, the revenues earned by NeoReach Wireless are insignificant. This segment did not generate any revenues for the fiscal quarter ended December 31, 2004.

Corporate. From time to time, the corporate segment generates miscellaneous revenues. No such revenues were generated by this segment in the current year or prior year quarters.

Operating Costs and Expenses

Total operating costs and expenses for the three months ended December 31, 2005, including depreciation and amortization, were $32,567,755, including charges for goodwill impairment and restructuring costs of $3,764,429 and $1,335,612, respectively. Excluding these charges, total operating costs and expenses represented approximately 105% of consolidated revenues for the three months ended December 31, 2005. Operating costs and expenses for the three months ended December 31, 2004 were $19,176,127, or 112% of consolidated revenues. Operating costs and expenses have increased, but decreased as a percentage of consolidated revenues, as we acquire companies and increase the size of our businesses. The cost of services (excluding depreciation and amortization) was $13,790,195 in the three months ended December 31, 2005, or 52.5% of revenues, compared with $8,633,278, or 50.4% of revenues, in the prior year quarter. Compensation expenses, professional fees paid to attorneys, accountants and other advisors, and other general and administrative expenses comprises a major portion of operating costs and expenses. Such expenses represented 90.4% and 89.5% of total operating costs and expenses (before impairment and restructuring charges) in the three-month periods ended December 31, 2004 and 2005, respectively.

Our current year operating expenses include the operating costs being incurred to start-up the municipal wireless network business and to support the deployment of the Tempe network. Total operating costs for the current quarter included $513,773 in operating expenses of NeoReach Wireless. There were no such costs in the corresponding prior year period. Spending by NeoReach Wireless has accelerated in the current year as we see increased interest in municipal wireless projects, as measured by the number of municipalities issuing requests for proposals. This activity and our own success in being selected for such projects convinced us to increase the pace of our investment in this business. In order to respond to the growing number of opportunities, we have increased staff in this group and expanded our business development activities resulting in increased compensation costs, tradeshow attendance costs and other travel expenses.

Interest Expense

Interest expense, net, was $582,785 for the three-month period ended December 31, 2005 compared with $905,896 in the comparable period of the prior year. During the prior year period, we closed two significant acquisitions resulting in a significant increase in borrowings from Cornell Capital and Airlie. Most significantly, the purchase consideration for the acquisition of Davel in November 2004 included $14 million cash. These funds were provided by the proceeds of the acquisition bridge loan from Airlie. We used funds borrowed from Cornell Capital to provide the $8 million cash portion of the CloseCall purchase consideration. Since the end of last year’s quarter, significant amounts of the Cornell Capital borrowings have been converted to common stock and the proceeds provided by the Debenture allowed us to retire the Airlie bridge loan in May 2005. The effect of this financing activity on interest expense for the quarter ended December 31, 2004 was interest related to notes payable to Cornell Capital and the bridge loan in the amounts of $470,639 and $389,211, respectively. Interest expense for the current quarter included interest expense related to notes payable to Cornell Capital of only $149,266. Interest expense for the current quarter related to the Debenture, including the debt discount amortization, was approximately $397,000.

Net Income (Loss)

We reported a net loss of $6,955,732 for the three-month period ended December 31, 2005, or $0.0165 per share, compared with a net loss of $2,954,890, or $0.0093 per share, for the corresponding quarter of the prior year. The charges for goodwill impairment and restructuring costs that were recorded in the current quarter totaled $5,100,041, or $0.0121 per share. As a result, all segments incurred net losses for the current quarter. In the comparable quarter of the prior year, the voice and Internet services segments provided net income amounts of $581,781 and $287,254, respectively, which were not sufficient to offset the combined operating loss of the wireless networks and corporate segments of approximately $3,823,925. The prior year net loss for the quarter included amortization expense of approximately $220,000 related to SEDA deferred financing fees. Consistent with our practice of converting funds drawn under the SEDA to common stock, we have charged current year amortization to additional paid-in capital.

Consecutive Quarter Results

On a consecutive quarter basis, consolidated revenues decreased by 1.1% from $26,546,650 reported for the three-month period ended September 30, 2005, despite the acquisition of InReach during the current quarter that added revenues of $943,138. For the prior quarter, we reported net income of $523,900. As described above, the current quarter net loss included goodwill impairment and restructuring costs of $5,100,041. However, the current quarter results were also adversely affected by the seasonal decline of Davel’s revenues, the continuing negative churn of dial-up ISP customers, and increased bad debt expenses recorded by the ISP group and CloseCall. Cost of services, expressed as a percentage of corresponding revenues, increased from 43.9% in the prior quarter to 52.5% in the current quarter. Benefiting prior quarter results were favorable adjustments resulting from the settlement of disputes with vendors recorded by Davel and CloseCall that reduced cost of services by $563,000. The total amount of other operating expenses, depreciation, amortization and interest expense increased by $34,657 from the prior quarter total amount of $14,225,645.

EBITDA Presentation

EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under GAAP. However, we have included data with respect to EBITDA because we evaluate and project the performance of our business using several measures, including EBITDA. The computations of EBITDA for the preceding quarter ended September 30, 2005, and for the three-month periods ended December 31, 2005 and 2004 were as follows.

	For the Three Months Ended September 30,	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2005	2005	2004	2005

Net Income (Loss)	$523,900	$(6,955,732)	$(2,954,890)	$(6,012,640)
Add non-EBITDA items included in net results:
Depreciation and amortization	1,047,319	1,293,993	792,717	3,163,689
Interest expense, net	698,335	582,785	905,896	2,213,295
Goodwill impairment and restructuring costs	-	5,100,041	-	5,100,041

EBITDA	$2,269,554	$21,087	$(1,256,277)	$4,464,385

The significant decline in EBITDA from September 30 to December 31, 2005 was due to the loss incurred from operations in the current quarter before the nonrecurring charges. Our negative EBITDA in the third quarter of the prior fiscal year was primarily attributable to acquisition costs and the smaller scale of operations in the prior year.

We consider EBITDA to be an important supplemental indicator of our operating performance, particularly as compared to the operating performance of our competitors, because this measure eliminates many differences among companies in financial, capitalization and tax structures, capital investment cycles and ages of related assets, as well as certain recurring non-cash and non-operating items. We believe that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following: EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments; EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; EBITDA does not reflect the effect of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and not all of the companies in our industry may calculate EBITDA in the same manner in which we calculate EBITDA, which limits its usefulness as a comparative measure.

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

Further, we realize that effective analysis of our operations with an approach of comparing results for a current period with the results of a corresponding prior period may be difficult due to the significant number of acquisitions and stock issues that we have completed. In order to analyze ourselves, we focus not only on achieving increasing amounts of net income and EBITDA, but strive to increase net income per share.

The Nine Months Ended December 31, 2005 and 2004

Revenues

Consolidated revenues were $75,297,101 in the nine-month period ended December 31, 2005 compared with revenues of $23,265,366 in the corresponding period of the prior fiscal year. The most significant portion of the increase in revenues is the combined revenues of CloseCall and Davel, subsidiaries that were acquired in October and November 2004, respectively. As a result, the voice business segment reported revenues of $56,301,164 for the current year compared with revenues of only $13,346,798 in the prior year. Full period revenues for all of the ISPs that were acquired in the prior year plus the addition of InReach resulted in the increase in Internet services revenues to $12,395,635 for the current year from revenues of $9,303,568 reported for the prior year. The current year revenues also benefited from the acquisitions of AFN and Kite. The schedule below presents a comparison of revenues included in our consolidated revenues for the quarters ended December 31, 2004 and 2005 for the most significant companies added since October 1, 2004 (the beginning of last year’s quarter).

Acquired Company	2004	2005	Increase

Davel	$6,377,744	$32,283,029	$25,905,285
CloseCall (includes Affinity and US1)	6,969,054	20,479,012	13,509,958
Kite	-	6,584,680	6,584,680
AFN	-	3,539,123	3,539,123
InReach	-	943,138	943,138

Total Revenues	$13,346,798	$63,828,982	$50,482,184

Operating Costs and Expenses

Total operating costs and expenses for the nine months ended December 31, 2005 (including depreciation and amortization,) were $78,903,939, including charges for goodwill impairment and restructuring costs of $3,764,429 and $1,335,612, respectively. Excluding these charges, total operating costs and expenses represented approximately 98% of consolidated revenues for the nine months ended December 31, 2005. Operating costs and expenses for the nine months ended December 31, 2004 were $27,493,176, or 118% of consolidated revenues. Operating costs and expenses have increased significantly, but decreased as a percentage of consolidated revenues, as we acquire companies, increasing the size of our business and leveraging the corporate-level functions, and begin to combine operations. The cost of services (excluding depreciation and amortization) was $36,466,453 in the nine months ended December 31, 2005, or 48.4% of revenues, compared with $11,158,590, or 48.0% of revenues, in the prior year period. Compensation expenses, professional fees paid to attorneys, accountants and other advisors, and other general and administrative expenses in total represented 90.4% and 90.6% of total operating costs and expenses (before impairment and restructuring charges) in the nine-month periods ended December 31, 2004 and 2005, respectively.

Operating expenses for the current year are running at a higher rate than we had planned at the beginning of the fiscal year, with the excess occurring substantially in the voice services segment. Operating expenses for the year for corporate, the Internet services segment and NeoReach Wireless are at or below plan. As we continue with our organizational integration project, combining many functions of the Internet services and voice services segments, the current level of operating expenses should decline. For example, the employee terminations that occurred in January 2006 as part of our restructuring are expected to save approximately $150,000 in compensation costs in the fourth quarter. Additional reductions are expected to occur in the fourth quarter. By the time we complete the consolidation of facilities contemplated by our current quarter restructuring charge, operating expenses next year will benefit from a reduction of occupancy costs in excess of $100,000 per quarter. The cost of services for the year, expressed as a percentage of consolidated revenues, are within expectations.

Interest Expense

Interest expense, net, was $2,213,295 for the nine-month period ended December 31, 2005 compared with $1,232,280 in the comparable period of the prior year. Since the end of last year’s quarter, we have continued to use funds provided by Cornell Capital, enabling us to acquire AFN and InReach, to invest in Kite and to the fund the operations of NeoReach Wireless. In addition, as described above, we issued a Debenture to Cornell Capital in the amount of $15,500,000 in May 2005, retiring the Airlie bridge loan. As a result of the financing activity, the major components of interest expense for the current year included approximately $874,000 related to notes payable to Cornell Capital (including $291,956 in draw conversion discounts), $381,225 related to the retired bridge loan, and approximately $1,009,000 related to the Debenture (including $250,748 in debt discount accretion). In the comparable quarter of the prior year, the major components of interest expense included approximately $845,000 related to notes payable to Cornell Capital (including $375,150 in draw conversion discounts) and $389,211 related to the bridge loan.

Net Income (Loss)

We reported a net loss of $6,012,640 for the nine-month period ended December 31, 2005, or $0.0154 per share. Excluding the effects of the goodwill impairment and restructuring charges recorded in the current quarter, the net loss was $912,599, or $0.0023 per share, compared with a net loss of $5,460,090, or $0.0202 per share, for the corresponding period of the prior year. As in the prior year, both the voice and Internet service business segments contributed net income (before the effects of the goodwill impairment and restructuring charges) in the current year, totaling approximately $4,390,935, more than offsetting the net loss incurred by the wireless networks segment of $1,368,920 and corporate expenses of $3,934,614. In the comparable period of the prior year, the Internet services and voice segments provided net income of approximately $1,474,811 that was not sufficient to offset the combined operating loss of the wireless networks and corporate segments of approximately $6,934,901. The prior year corporate expenses included SEDA deferred financing fee amortization expense of approximately $513,000 and SEDA draw fees of approximately $1,135,000.

Despite the current year net loss, we have generated EBITDA, as calculated above, in the amount of $4,464,385 for the nine months ended December 31, 2005.

Liquidity and Capital Resources

During the nine-month period ended December 31, 2005, our balance of unrestricted cash and cash equivalents increased by $290,916 to $4,960,703.

Net cash used in operations during the nine months ended December 31, 2005 was $1,441,193. We have used net cash of $13,380,044 in connection with investing activities. We paid $6,778,129 in cash for the acquisition of intangible assets, including $6,578,550 for the acquisition of certain customer rights under the Sprint Agreement, and we paid $3,927,011 in net cash in connection with acquisitions during the current year, including the acquisitions of AFN and InReach. We made capital expenditures during the current year totaling $2,674,904.

Our financing activities during the current year provided net cash of $15,112,153. The net proceeds of the Debenture with Cornell Capital, in the amount of $14,205,000, enabled us to retire the Airlie bridge loan in May 2005 with the payment of the principal amount of $13,000,000. Funding provided to us under the SEDA during the current fiscal year, net of draw fees of $503,000, totaled $10,297,000. In addition, $3,612,525 in cash was contributed by the minority interests in June 2005 in connection with the formation of Kite.

In the corresponding period of the prior year, the balance of cash and cash equivalents increased by $3,710,917. Cash was provided by operations in the amount of $1,935,934, primarily due to an increase in accounts payable and accrued liabilities of $4,069,833. In the current year, the balance of accounts payable and accrued liabilities has been reduced by $4,142,706.

Financing activities during the prior year provided net cash of $30,292,948. In connection with our investing activities during the same prior year period, we used $28,517,965 in cash. From Cornell Capital, we obtained $21,200,000 in funding in the prior-year, including $9,200,000 transferred to the equity lines of credit and a total of $12,000,000 under separate notes payable. In addition, the Company received $15,200,000 in funds under an acquisition bridge loan (with $2,200,000 repaid subsequent to closing) that were used to provide most of the $14,000,000 in cash that was paid to the former owners of Davel at closing. In addition, the Company used cash in the amount of $8,000,000 in order to close the acquisition of CloseCall, and a total of $10,960,500 in connection with the acquisition of Affinity, US1 and eight ISPs. In total, the Company obtained $5,827,223 in cash with the acquisitions during the period. The Company spent $1,384,688, net, in capital expenditures during the period.

Our primary liquidity and capital resource needs are to finance the costs of our acquisitions, to fund the operating costs and equipment requirements of our emerging wireless networks business, to support our other operating activities, to make capital expenditures and to service our debt. Over the last twenty-one months, we have depended primarily on funds provided by Cornell Capital to meet our financing needs. Under a series of transactions with Cornell Capital, we have obtained approximately $34,600,625 in financing since April 1, 2004, including $28,000,625 converted to common stock pursuant to the provisions of the Cornell Capital SEDA and the terminated equity line of credit. In addition, proceeds of $15,500,000 were provided to us in the current year through the issuance of the convertible debenture to Cornell Capital. As discussed above, we used a substantial portion of these proceeds to complete the acquisition of seventeen (17) companies since April 1, 2004. and to retire the remaining $13,000,000 million balance of the acquisition bridge loan. We have also used our common stock as consideration in connection with a number of acquisitions. In the last twenty-one months, we have issued common stock valued at approximately $14,556,406 in connection with our acquisitions.

As of December 31, 2005, the actual amount of funds available for future needs under the SEDA is determined as follows:

SEDA Activity and Availability	Amounts

Amounts drawn under the SEDA to date (includes interest)	$26,623,129
Less -- SEDA draws and interest converted to common stock to date	(26,623,129)

Notes payable under the SEDA at December 31, 2005	-
Other notes payable to Cornell Capital at December 31, 2005	6,600,000

Outstanding amount available for conversion	6,600,000
Accrued interest at December 31, 2005	269,184

Total amounts available for conversion	$6,869,184

Total number of shares of common stock registered for the SEDA	250,000,000
Less -- Number of shares of common stock issued to date upon the conversion of draws and interest	(130,057,147)
Less -- Number of shares of common stock issuable upon the conversion of outstanding draws ($6,600,000) and accrued interest ($269,184) at December 31, 2005 based on the closing stock price of $0.23 per share on February 3, 2006	(29,866,017)
Total number of shares of common stock available for the conversion of future draws and borrowings	90,076,836
Funds available under the SEDA based on the number of shares of common stock available (90,076,836 shares) and a price per share of $0.23	$20,717,672

Although we have drawn $26,623,129 in funds under the $100 million SEDA, based on the remaining number of shares registered for the benefit of Cornell Capital and assuming the conversion of the $6,600,000 in notes payable to Cornell Capital and the accrued interest of $269,184, there were $20,717,672 in additional funds available for draws under the SEDA for future needs. Draws and conversions subsequent to December 31, 2005 (through February 3, 2006) have reduced the funds available under the SEDA to $19,410,133. The term of the current SEDA expires on May 19, 2006. The Debenture agreement requires that, if the total amount of debt payable to Cornell Capital exceeds $4,000,000 at the SEDA expiration date, we must renew the SEDA. Failure to renew the SEDA would represent a default of the terms of the Debenture.

We expect that our future cash flows from operations, together with the funds that are available under our existing SEDA facility, will be adequate to meet our anticipated cash needs through the remainder of our current fiscal year, including the completion of the wireless network in Tempe. We currently expect that capital expenditures for the Tempe network will approximate $2,200,000; as of December 31, 2005, we had incurred costs of approximately $839,000 for the Tempe network. However, in order to complete the deployment of additional municipal wireless networks, to pursue one or more significant strategic acquisitions and to repay the balance owed to Cornell Capital under the Debenture, we will most likely need to incur additional debt or issue additional equity to finance those acquisitions. As stated above, we have selected Ryan Beck & Co., an investment banking firm, to advise us on financing alternatives and other items. Should we fail to obtain alternative capital financing, we may be required to curtail operations, in particular the deployment of additional municipal wireless networks.

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

We Have Lost Money Historically Which Means That We May Not Be Able to Maintain Profitability

We have historically lost money. For the nine months ended December 31, 2005, we incurred a net loss of $6,012,640. In the years ended March 31, 2005 and 2004, we sustained net losses of $5,359,722 and $2,157,844, respectively. Future losses may occur. Accordingly, we may experience liquidity and cash flow problems if we are not able to improve our operating performance or raise additional capital as needed and on acceptable terms. Despite our reporting net income in the three consecutive quarters ended September 30, 2005, there can be no assurance that we will achieve profitable operating results again, or maintain them if achieved.

Our Operations Are Recently Acquired Which Means That We Have a Limited Operating History upon Which You Can Base Your Investment Decision

Prior to January 2004, we were a development stage company. Although we were incorporated only five years ago, we have undergone a number of changes in our business strategy and organization.

We have had several major shifts in our business strategy. In June 2001, we focused our business on the integration and marketing of complete mobile information solutions that satisfy the needs of mobile professionals. In April 2002, we acquired and shifted our focus toward solutions supporting the third generation wireless market. We shifted our business strategy again in December 2003 by beginning to expand significantly the scope of our business activity to include Internet access services, local and long distance telephone services and the ownership and operation of payphones. In 2005, we began to invest in the business of deploying wireless broadband networks and providing wireless network access services in wireless access zones to be primarily located in municipality-sponsored areas. We entered these businesses primarily through the acquisition of established companies. These operations have all been acquired subsequent to January 1, 2004.

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

We Have Limited Experience Running Our Businesses Which May Hamper Our Ability to Make Effective Management Decisions

Virtually all of our operations have been acquired or started in the last 24 months. Therefore, our experience in operating the current business is limited. Further, we intend to pursue additional acquisitions to further the development of our Internet services business, competitive local exchange and wireless broadband businesses.

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

The Success of Our Business Is Based on Unproven Revenue Generation Models Which Means That We May Not Achieve Anticipated Revenues

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

Our ability to achieve organic revenue growth is dependent upon the success of long-term projects, such as our wireless initiatives, that require us to incur   significant up-front costs.  We expect to confront multiple challenges in reaching the point where significant revenues are provided by this business. For example, the securing of a city contract is a multi-step process that can take over six months to complete, including a pilot demonstration, the RFP preparation, response and evaluation, contract negotiation, development of the deployment plan, and equipment installation and testing. Although we attempt to minimize development risks by carefully analyzing demographics, topography, climate and other factors, each project includes the utilization of newly developed transmission equipment. For example, operating costs incurred by NeoReach Wireless in the current year approximate $1,392,000, and we expect that the cost of the equipment required for the completion of the Tempe network will approximate $2,200,000 million. Further, in order to generate revenues from these projects, we will be required to successfully complete marketing efforts to obtain individual subscribers willing to pay us for wireless Internet service and negotiate contracts with large Internet service providers allowing them use of the network.

In addition, during the current fiscal year, the activities of the Internet services operation have focused on the integration of the acquired companies. The efforts are focused on combining service offerings, consolidating network operations and customer support locations, and reducing operating expenses. The success of our overall growth strategy depends, in part, on our ability to transition customers to new Internet access services, especially broadband wireless, and/or to sell additional voice services to the existing customer base. However, at present, dial-up subscribers represent a significant number of our Internet service customers. The erosion of this customer base is likely to continue until our new efforts to transition these customers to enhanced services become more effective.

There can be no assurance that the projects will be successfully completed or that the completed projects will provide the anticipated revenues. Accordingly, there can be no assurance that our business revenue models will be successful or that we can sustain revenue growth or maintain profitability.

If We Are Not Able to Compete Effectively in Our Markets That Are Highly Competitive, We May Be Forced to Reduce or Cease Operations

We believe that our ability to compete successfully in our markets depends on a number of factors, including market presence; the adequacy of our member and technical support services; the capacity, reliability and security of our network infrastructures; the ease of access to and navigation of the Internet provided by our services; our pricing policies and those of our competitors and suppliers; the timing of introductions of new services by us and our competitors; our ability to support existing and emerging industry standards; and general industry and economic trends. Other specific factors that could impact our ability to compete successfully include the following items, among others:

•	our success in withstanding the continued shift from dial-up ISP service to broadband ISP service;
•	the performance of our products, services and technology in a manner that meets customer expectations;
•	the success of our efforts to develop effective channels of distribution for our products;
•	our ability to price our products that are of a quality and at a price point that is competitive with similar or comparable products offered by our competitors;
•	the success of our efforts to develop, improve and satisfactorily address any issues relating to our technology;
•
our ability to effectively compete with companies that have substantially greater market presence and financial, technical, marketing and other resources than us including (i) local ISPs, (ii) national and regional ISPs, (iii) established online services; (iv) nonprofit or educational ISPs; (v) national telecommunications companies; (vi) Regional Bell Operating Companies (“RBOCs”); (vii) competitive local exchange carriers; and (viii) cable operators;

•
our ability to adapt to the consolidation of existing ISPs with or into larger entities, or entry of new entities into the Internet services market, would likely result in greater competition for the Company;

•	our ability to collect dial around compensation owed to our pay telephone business from third party payors; and
•	the continued erosion of coin revenues in our pay telephone business resulting from the penetration of wireless technologies and prepaid calling cards.

There can be no assurance that the Company will have the financial resources, technical expertise or marketing and support capabilities to compete successfully. Failure to do so could harm our business and operating results in a material way and could cause us to reduce or cease operations.

Recent Industry Trends Could Adversely Affect Our Ability to Compete in the Wireless Communications Industry and Significantly Reduce the Likelihood of Our Success

The wireless communications industry has experienced consolidation of participants, and this trend may continue. If wireless carriers consolidate with companies that utilize technologies that are similar to or compete with our wireless technology, our proportionate share of the emerging market for wireless technologies may be reduced or eliminated. This reduction or elimination of our market share could reduce our ability to obtain profitable operations and could even cause us to reduce or cease operations.

In addition, the increasing number of municipally sponsored wireless network opportunities is attracting the interest of very large competitors. For example, competitors for the Philadelphia network included Verizon, Comcast and Earthlink. According to a published report, the city of San Francisco received plans from 26 companies in response to a request for proposals, including Cingular Wireless, Earthlink and Google.

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

Additionally, Davel indirectly competes with other telecommunications providers, including providers of wireless services and prepaid calling card companies, for end users to utilize our pay telephones to make local and long distance calls. The proliferation of wireless communication devices has continued to reduce the use of pay telephones. For example, the cellular telephone business of CloseCall represents indirect competition for Davel.   Furthermore, certain providers of wireless communication devices have continued to introduce rate plans, including pre-paid rate plans, that are competitively priced with certain of the products offered by us and have negatively impacted the usage of pay telephones throughout the nation. The effect on our business is that revenues of Davel are steadily declining. Davel’s revenues were $32,283,029 for the nine months ended December 31, 2005 compared with $44,007,674 (including the pre-acquisition portion) for the corresponding period of the prior year.

If we are unsuccessful in increasing revenues from other sources, the declining payphone business may contribute to declines in consolidated revenues and the incurring of operating losses.

Davel’s Reliance on Third Party Providers Could Delay the Timely Receipt of Accounts Receivable

Davel relies on third party providers to provide local access, long distance and operator services to its pay telephones. The uncertainty with the greatest potential negative financial impact relates to revenue from and collectibility of access code calls and toll-free dialed calls, or dial around compensation (i.e., intercarrier compensation paid to us by the providers of 800 numbers at the rate of 49.4 cents per call). In current quarters, Davel initially recognizes revenue related to non-coin dial-around calls that are initiated from a Company payphone in order to gain access to a long distance company or to make a standard toll free cal l based on estimates.   The inter-exchange carriers have historically paid for fewer dial-around calls than are actually made and the collection period for dial-around revenue is generally four to six months, but can be in excess of a year.   The estimates of revenue are based on the historical analysis of calls placed and amounts collected. These analyses are updated on a   quarterly basis.   Recorded amounts of revenue relating to prior periods may be adjusted based on the amounts of actual receipts and/or an unexpected change in the historical trends of calls and/or collections.

Dial around compensation represents a material percentage of our consolidated revenues. Dial around revenue was approximately $ 8,082,691 in the nine months ended December 31, 2005, representing approximately 10.7% of consolidated revenues for the period. The amount of dial-around revenue estimated to be collectible and included in the balance of accounts receivable at December 31, 2005 was $5,453,041.   We depend on the third-party service providers to quickly and accurately report and pay amounts owed to us as dial around compensation.   Our inability to obtain such reports and/or our inability to collect amounts owed to us could result in material reductions in accounts receivable with   material adverse effects to future consolidated revenues and net income.

If We Are Unable to Raise Additional Capital, We May Be Unable to Make Acquisitions or to Fund Our Future Operations

We have relied almost entirely on external financing to fund our operations and acquisitions to date. We have been particularly reliant on funds provided by Cornell Capital. Such financing has historically come from a combination of borrowings and sale of common stock. As of February 3, 2006, we have drawn a total of $34,423,129 in funds under the SEDA. Draws in the amount of $27,823,129 have been converted to common stock. To this date, the conversion of draws and related interest has resulted in the issuance of approximately 135,547,132 shares of our common stock to Cornell Capital. We registered 250,000,000 shares of our common stock for resale by Cornell Capital in May 2004. Based on the closing price of our common stock on February 3, 2006 ($0.230 per share), approximately 30,060,987 shares of our common stock would be issued in connection with the conversion of outstanding draws and accrued interest at December 31, 2005, and approximately 84,391,881 shares would be available for the conversion of future draws, representing approximately $19,410,133 in remaining funds available under the SEDA. At December 31, 2005, we believe that Cornell Capital owned approximately 1.2% of our outstanding common stock.   Future funding from Cornell Capital under the SEDA may be unavailable if Cornell Capital holds more than 9.9% of our outstanding common stock at the time financing is needed. In addition, the term of the current SEDA expires in May 2006.

Over the next two years we anticipate that, in addition to the funds available to us under the SEDA with Cornell Capital, we may need to raise additional or alternative capital to fund major acquisitions and to grow our emerging businesses.   We anticipate that these additional funds will be in the range of $10 million to $50 million, depending on the pace of growth and /or the size of future acquisitions.

If our ability to draw funds under the SEDA in the future is limited, our efforts to negotiate an extension to the SEDA on acceptable terms are unsuccessful, or we are unable to obtain capital from alternative sources when needed on favorable terms, we may be unable to adequately fund our future operations and continuing expansion; to successfully promote our brand name, products and services; to develop or enhance our service offerings; to take advantage of business opportunities; or to respond to competitive market pressures. Any resulting reduction in our operations may result in a lower stock price. In addition, the issuance of any additional shares will reduce the percentage ownership of a stockholder with a fixed number of shares of our common stock.

We May Not Successfully Execute or Integrate Our Acquisitions Which Could Harm Our Business

Our business model is dependent upon growth through acquisition of other telecommunication service providers. We have completed 17 acquisitions during the 21 month period ended December 31, 2005. We expect to continue making acquisitions that will enable us to build our Internet services, competitive local exchange carrier and wireless broadband businesses. Acquisitions involve numerous risks, including the following:

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

Many of the companies that we have acquired have been very small and/or privately held. Consequently, we have made acquisition decisions based on historical information that has not been audited. Generally, we structure our merger agreements to give us the right to make subsequent adjustments to the purchase consideration based on the subsequent discovery of inaccuracies. However, the process requires that senior management spend significant amounts of time resolving disputes with former owners of the acquired companies. In addition, we have been confronted with the challenges of managing many remotely located operations and combining different systems. Although we have been successful in retaining key managers and other employees of our major acquired companies, the lack of employee retention at certain smaller acquired companies has adversely affected the integration of operations and the retention of customers.

Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way.

We May Not Be Successful in Obtaining and Retaining Key Employee s Which Could Adversely Affect Our Ability to Operate, Grow and Manage Our Businesses

We have been successful in making important additions to our management, including not only members of the management teams of certain acquired companies but new hires as well. For example, our executive management team has been expanded to include senior executive officers for each of our three operating business segments, an executive vice president focused on the integration of our acquired operations, and a general counsel. In addition, employment contract extensions were negotiated with our chief executive and other key officers. Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our chief executive officer, Mr. Jay O. Wright, is critical to the overall management of our Company as well as the development and implementation of our business strategy. Although we have designed employment agreements with Mr. Wright and other key executives that we believe provide incentives to perform at high levels and to fulfill the terms of their agreements with us, each executive, or any other employee, may terminate their employment with us at an y time. Our future success also depends on our ability to identify, attract, hire, retain and motivate other well-qualified managerial, technical, sales and marketing personnel. There can be no assurance that these professionals will be available in the market or retained, or that we will be able to meet or to continue to meet their compensation requirements. Failure to establish and maintain an effective management team and work force could adversely affect our ability to operate, to grow and to manage our businesses.

Impairment of Goodwill Could Result in Significant Future Charges That Could Impede Our Ability to Raise Capital

At December 31, 2005, our balance sheet included intangible assets with a total carrying value of approximately $46,403,998, representing 56% of total assets and including approximately $37,310,829 in goodwill. Substantially, this goodwill has been recorded in connection with the series of acquisitions completed by us since January 1, 2004. GAAP requires that we assess the fair values of acquired entities at least annually in order to identify any impairment in the values. We perform our annual impairment tests for goodwill at fiscal year-end. However, on a quarterly basis, we are alert for events or circumstances that would more likely than not reduce the fair value of a reporting segment below its carrying amount. If we determine that the fair value of an acquired entity is less than the net assets of the entity, including goodwill, an impairment loss would be identified and recorded at that time.

During the three months ended December 31, 2005, both the Internet and voice services segments incurred operating losses that were not expected. As a result, management reviewed the carrying values of the assets of these segments and determined that an adjustment for goodwill impairment was appropriate at December 31, 2005. The Company recorded an impairment charge in the amount of $3,764,429, including $1,945,519 relating the Internet service companies and $1,818,910 related to Affinity. The negative customer churn of dial-up Internet access customers has exceeded management’s expectations, contributing to the net loss incurred by this segment during the most recent quarter. The Company has experienced a significant and steady loss of Affinity customers, and incurred bad debt losses at a greater rate than in our other CLEC companies. The impairment charge represented approximately 12.8% and 73.0% of the goodwill related to the Internet service companies (excluding InReach) and Affinity, respectively.

Future assessments of the acquisition fair values could identify material impairment losses resulting in substantial write-offs of goodwill. Such adjustments could have material adverse effects on our results of operations and our financial position, and could impede our ability to raise capital and/or to make acquisitions.

If We Are Unable to Successfully Acquire the Necessary Equipment, the Deployment and Management of Our Wireless Networks Could Be Delayed

The successful deployment and management of a broadband wireless network, like the Tempe network, depends on our ability to obtain the necessary technical equipment and to acquire such equipment when needed at prices and on terms acceptable to us. Required equipment includes antennas, transmitters and network routers. For the Tempe network, we have been able to successfully obtain such equipment. We currently expect that capital expenditures for the Tempe network will approximate $2,200,000; as of December 31, 2005, we had incurred such costs of approximately $839,000. However, there can be no assurance that our purchasing efforts will continue to be successful. If we are unable to acquire the remainder of the equipment necessary for the successful completion of the Tempe wireless network when needed, or are unable to purchase equipment for future networks, all at prices and on terms acceptable to us, the deployment, ownership and management of broadband wireless networks could be delayed.

The Unavailability of Telecommunication Lines Could Threaten Our Business

Our ability to deliver good quality services at competitive prices depends on our ability to obtain access to T-l and dial-up lines pursuant to pricing and other terms that are acceptable to us. Access to these lines necessary for providing services to a significant portion of our subscribers is obtained from incumbent local exchange carriers like Verizon, SBC and Bell South. In 2005, we have been successful in reaching certain important agreements with each of these carriers providing us with opportunities to expand services and the geographic coverage of such services and predictable prices, avoiding any interruption in service to our customers. In the event that any of the carriers would b e unable or unwilling to provide service to us, even if legally required to do so, our ability to service existing customers or add new customers could be adversely impaired in a material manner.

Our Payphone Division’s Revenue Is Subject to Seasonal Variations

Davel's revenue from pay telephone operations is affected by seasonal variations. Since many of its pay telephones are installed outdoors, weather patterns have differing effects on our revenue depending upon the region of the country where the pay telephones are located. For example, the pay telephones installed and operated throughout the Midwestern and eastern United States produce their highest call volumes during the second and third calendar quarters, when the climate tends to be more favorable. Currently, approximately 22% of our 36,000 payphones are located in these regions of the country. Unusually severe weather in these regions could exacerbate the seasonal variations in revenues resulting in adverse effects on our business. In addition, changes in the geographic distribution of Davel's pay telephones in the future may result in differing seasonal variations in our operating results.

Item 3. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, our CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

As of December 31, 2005, the Company was party to the following material legal proceedings.

1) At the time that we acquired Davel, there was existing litigation brought against Davel and other defendants regarding a claim associated with certain alleged patent infringement. Davel has been named as a defendant in a civil action captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., C.A. No. 04-4303 filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls. Davel continues to review and investigate the allegations set forth in the complaint, continues to assess the validity of the Gammino Patents and is in the process of determining whether the technology purchased by Davel from third parties infringes upon the Gammino Patents. The plaintiff is seeking monetary relief of at least $7,500,000. The case is in the discovery phase of the litigation.

According to the terms of the Davel acquisition, the former secured lenders of Davel, subject to certain limitations addressed below , have agreed to reimburse the Company for the litigation cost and any losses resulting from the Gammino lawsuit. The former secured lenders have agreed to fund such costs from future Regulatory Receipts that were assigned to them by Davel. The Regulatory Receipts are being deposited into a third-party escrow account and used to reimburse the Company for costs incurred in connection with the litigation. The secured lenders are not required to fund the escrow account or otherwise reimburse the Company for amounts, if any, in excess of actual Regulatory Receipts collected. Any amount remaining in the escrow account at the conclusion of the litigation is to be distributed to the former secured lenders. Subsequent to March 31, 2005, the Company has received significant Regulatory Receipts, which are being held in escrow. These funds can be used to reimburse the Company for costs incurred in defending or settling the litigation matter. We believe that there are sufficient funds in the escrow account to pay our costs associated with this litigation. There is a potential exposure of the Company to the $7,500,000 claim in the event that the Regulatory Receipts that are being held in escrow are insufficient to cover any potential judgment against the Company should it be found liable for the full monetary amount the plaintiff is seeking.

2) On September 10, 2004, CloseCall was served a complaint in an action captioned Verizon Maryland Inc., Verizon New Jersey Inc., and Verizon Delaware Inc. in the Circuit Court for Montgomery County, Maryland. Verizon has sued for “in excess of $1,000,000” based on alleged unpaid invoices for services provided to CloseCall. Verizon asserts that CloseCall has underpaid the Federal Subscriber Line Charges billed by Verizon, by applying an uncollectible factor to the amounts charged by Verizon. In addition, Verizon contends that CloseCall has underpaid the amounts owed to Verizon by misapplying the terms of the “merger discount” offered to CLECs, including CloseCall, as a result of the merger between Bell Atlantic and GTE. CloseCall filed an Answer and Counterclaims against Verizon on November 1, 2004. In response to the Complaint filed by Verizon, CloseCall has asserted two primary defenses. First, CloseCall contends that its resale agreements with Verizon allow CloseCall to either (a) pay Verizon the Subscriber Line Charges billed or (b) collect the Subscriber Line Charges from CloseCall’s customers and remit those collections to Verizon. CloseCall has opted to collect the Subscriber Line Charges from its customers and remit those sums to Verizon. As with payments made to taxing authorities, CloseCall applies its uncollectible factor to the amounts billed by Verizon for the Subscriber Line Charges to account for the portion of CloseCall’s subscriber base that does not pay for the services billed. Second, with regard to the merger discount, CloseCall has calculated the amounts owed to Verizon for resold telecommunications services by applying the terms of the promotional discount set forth on Verizon’s website at the time CloseCall opted into the discount in January 2001. At that time, CloseCall’s account manager at Verizon represented that the website included the applicable merger discount provisions. Subsequently, and without notice to CloseCall, Verizon added new and different conditions that attempted to limit the application of the merger discount to CloseCall.

CloseCall has also filed counterclaims against Verizon. The first claim stems from Verizon’s refusal to resell certain bundled telecommunications services to CloseCall, despite repeated requests by CloseCall and the requirements of the Communications Act of 1934, as amended. In addition, CloseCall has asserted damages as a result of Verizon’s entry into secret resale agreements with two CLECs, offering those companies deep discounts on telecommunications services not offered to other CLECs, including CloseCall. The basis for this counterclaim is SEC regulations that prohibit an incumbent carrier from offering different rates or different levels of discounts to similarly situated CLECS. The damages associated with this claim will be determined by data and information that has not yet been produced by Verizon. CloseCall has asserted damages as a result of Verizon’s failure to provide dialing parity to CloseCall’s customers. The damages claimed will depend on data that has not yet been produced by Verizon. CloseCall has asserted a claim for tortious interference with business relations as a result of Verizon’s policy of blocking local service change orders for any customer that also receives DSL service from or through Verizon. CloseCall has also made a declaratory judgment claim for inaccurate and improper billings by Verizon, including carrier access billing service charges. Currently, the parties are in discovery. While CloseCall believes that its counterclaims against Verizon are valid and that it has meritorious defenses to the allegations contained in the complaint and intends to vigorously prosecute the claims as well as defend itself, CloseCall cannot at this time predict its likelihood of success on the merits.

Item 2. Changes in Securities.

In October 2005, the Company completed the conversion of debentures and other amounts owed to the former owners of The River with the issuance of 1,846,733 shares of common stock to the note holders.

In November 2005, the Company issued 4,357,798 shares of its common stock in connection with its acquisition of InReach.

In December 2005, the Company issued 300,000 shares of its common stock, valued at $58,500, in connection with the receipt of investment banking services.

During the nine months ended December 31, 2005, the Company issued 55,000,000 shares of common stock to the escrow agent for use in the conversion of borrowings made under the SEDA.

In November 2005 and pursuant to our 2001 Equity Performance Plan, we awarded options to purchase 6,696,000 shares of our common stock to our employees. The stock options are exercisable at a purchase price of $0.22 per share. 50% of the stock options will vest in equal installments on March 31, 2006, 2007 and 2008; the remaining 50% will vest depending on our achievement of a certain EBITDA amount and the employees achieving certain other objectives during the fiscal year ending March 31, 2007.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the three months ended December 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the stockholders for a vote during the three months ended December 31, 2005.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger by and among Registrant, Neoreach, Inc., Transcordia Acquisition Corp., Transcordia, LLC and its Unit Holders, dated April 2005	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005.
2.2	Agreement and Plan of Merger by and among Registrant, Neoreach, Inc., Neoreach Wireless, Inc., Evergreen Open Broadband Corporation, and Certain Shareholders	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005.
2.3	Agreement and Plan of Merger, dated June 30, 2005, by and among the Registrant, AFN Acquisition Corp., American Fiber Network, Inc. and the Bethell Family Trust	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005.
10.1	Amendment No. 1 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated April 20, 2005	Incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-KSB filed June 28, 2005.
10.2	Amendment No. 2 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated May 26, 2005	Incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-KSB filed June 28, 2005.
10.3	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2005.
10.4	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Kurt Gordon and the Company	Incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB filed June 28, 2005.
10.5	Amended and Restated Executive Employment Agreement, dated June 16, 2005 by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-KSB filed June 28, 2005.
10.6	Amended and Restated Executive Employment Agreement, dated June 16, 2005, between Geoffrey Amend and the Company	Incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-KSB filed June 28, 2005.
10.7	Securities Purchase Agreement, dated as of May 13, 2005, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-KSB filed June 28, 2005.
10.8	Secured Convertible Debenture, issued on May 13, 2005 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-KSB filed June 28, 2005.
10.9	Amended and Restated Collateral Assignment of Intellectual Property Rights, made as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-KSB filed June 28, 2005.
10.10	Amended and Restated Security Agreement, dated as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-KSB filed June 28, 2005.
10.11	Investor Registration Rights Agreement, dated as of May 13, 2005 by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.12	Amended and Restated Guaranty Agreement, dated as of May 13, 2005, made by each of the direct and indirect subsidiaries of the Company in favor of Cornell Capital	Incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-KSB filed June 28, 2005.
10.13	Warrant issued by the Company to Cornell Capital dated May 13, 2005	Incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-KSB filed June 28, 2005.
10.14	Master Agreement for Services between Sprint Communications Company L.P. and Kite Broadband, LLC, dated May 20, 2005*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005.
10.15	Executive Employment Agreement dated September 1, 2005, between James L. Magruder, Jr. and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 9, 2005.
10.16	Executive Employment Agreement dated February 1, 2006, between Jerry M. Sullivan, Jr. and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed February 13, 2006.
20.1	Letter from Jay O. Wright, President and Chief Executive Officer of the Company to the Stockholders, dated April 21, 2005	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2005
21.1	Subsidiaries of Registrant	Provided herewith.
31.1	Certification by Jay O. Wright, Chief Executive Officer, pursuant to Rule 13a-14(a)	Provided herewith.
31.2	Certification by Kurt Gordon, Chief Financial Officer, pursuant to Rule 13a-14(a)	Provided herewith.
32.1	Certification by Jay O. Wright and Kurt Gordon, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Provided herewith.

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

MOBILEPRO CORP.

Date: February 14, 2006	By:	/s/ Jay O. Wright

Jay O. Wright, Chief Executive Officer

Date: February 14, 2006	By:	/s/ Kurt Gordon

Kurt Gordon, Chief Financial Officer