Form 10KSB/A
period 2005-03-31
MOBILEPRO CORP
filed 2006-05-11
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

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

Item 1. Description of Business.

The Company

We are a wireless technology, telecommunications, broadband and integrated data communication services company. We deliver a comprehensive suite of voice and data communications services, including local exchange, long distance, enhanced data, Internet, cellular, and wireless broadband to our end-user customers.

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

Technology
Our wireless technology development efforts are conducted by our wholly-owned subsidiary, NeoReach, Inc., and its subsidiary, NeoReach Wireless, Inc. NeoReach, Inc. is focused on our ongoing ZigBee chip development work. NeoReach Wireless, Inc. is focused on our strategic initiatives within the Wi-Fi / Wi-Max space.

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

In May 2005, our subsidiary CloseCall America, Inc. signed a five -year commercial agreement with Verizon. The new commercial agreement secures pricing to 2010, and will allow CloseCall to increase the number of customers to which it can provide its CloseCall local, long-distance, cellular and Internet services.

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

	Quarter Ended March 31,		Year Ended March 31,
	2005	2004	2005	2004
Operating Results:
Operating Revenue	$23,242,778	$311,355	$46,508,144	$311,355
Cost of Revenues	$11,392,650	$117,349	$22,551,240	$117,349
Gross Profit	$11,850,128	$194,006	$23,956,904	$194,006
Operating Expenses	$11,143,477	$766,349	$27,478,063	$1,977,158
Net Income (Loss)	$100,368	$(726,503)	$(5,359,722)	$(2,157,844)

	Year Ended March 31,
	2005	2004
Balance Sheet Data:
Current Assets	$20,269,751	$2,106,143
Current Liabilities	$48,869,082	$2,511,654
Accumulated Deficit	$(21,196,550)	$(15,836,828)
Shareholder’s Equity	$22,954,653	$286,319

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

 Business Strategy

Most of our efforts in the internet services division are led by DFW Internet Services, Inc. d/b/a Nationwide Internet, a Texas-based Internet service provider we acquired in January 2004. Nationwide provides a wide array of Internet services tailored to meet the needs of individual and business subscribers. As of March 31, 2005, we served approximately 70,000 active subscribers. Our growth strategy is to expand our current customer base organically and by acquiring dialup ISPs in new markets. Additionally we intend to gain new customers and improve retention of existing customers through improved marketing, increased broadband service availability and the introduction of new value-added services.

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

Competition

Technology

Delivery of broadband wireless internet access is a highly competitive industry that is a fast growing segment of the technology sector. NeoReach Wireless primarily operates in the city-sponsored sector of this industry. Competition for such city-sponsored metro area wireless deployments comes from primary three levels of competition.  First, is cities themselves as many are attempting to own and operate Wi-Fi networks.  Second, competition comes from wireless internet service providers or WISPs located in or near a city, that are operating traditional wireless networks.  Third, the incumbent large-scale telecommunication or cable operators can decide to compete against itself by setting up a wireless network, rather than allow another service provider to get a foothold in its market.

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

According to the terms of the Davel acquisition, the former secured lenders of Davel, subject to certain limitations, have agreed to reimburse the Company for the litigation cost and any losses resulting from the Gammino lawsuit. The former secured lenders have agreed to fund such costs from future Regulatory Receipts that were assigned to them by Davel. The Regulatory Receipts are being deposited into a third-party escrow account and used to reimburse the Company for costs incurred in connection with the litigation. The secured lenders are not required to fund the escrow account or otherwise reimburse the Company for amounts, if any, in excess of actual Regulatory Receipts collected. Any amount remaining in the escrow account at the conclusion of the litigation is to be distributed to the former secured lenders. Subsequent to March 31, 2005, the Company has received significant Regulatory Receipts, which are being held in escrow. These funds can be used to reimburse the Company for costs, including legal fees, incurred in defending or settling the litigation matter. We believe that there are sufficient funds in the escrow account to pay both our legal costs in defending against this plaintiff's infringement claims and any potential judgment that could be reasonably expected in our view. There is a potential exposure of the Company to the $7,500,000 claim in the event that the Regulatory Receipts that are being held in escrow are insufficient to cover any potential judgment against the Company should it be found liable for the full monetary amount the plaintiff is seeking.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Revenue

Revenue by Segment.

Corporate. The Corporate segment from time to time receives miscellaneous revenues. During the years ended March 31, 2005 and 2004, the Company generated $615,000 and $-0- in miscellaneous revenues, respectively. Revenues from these services represented approximately 1.32% and -0-% of our total operating revenues for fiscal years ended March 31, 2005 and 2004, respectively. The miscellaneous revenues for the year ended March 31, 2005 included $450,000 which was received in the form of common stock in two companies as discussed below.

In June 2004, we entered into a Business Development Agreement with Solution Technology International, Inc. (“STI”), a Frederick, Maryland-based software company, whereby we provided advice in connection with going public and financing to STI in exchange for a 5% ownership in STI.  We believed that a strategic relationship with STI would be valuable to us since STI had contacts with insurance companies that could be potential purchasers of our various services.  We valued this ownership at $150,000 and recorded revenues of this amount in the quarterly period ended June 30, 2004.

In August 2004, we signed a Business Development Agreement with Texas Prototypes, Inc. (“Texas Prototypes”), an electronic prototype manufacturing company, to jointly pursue a working relationship covering a number of potential technology projects and business development initiatives. We saw a potential fit between their chip prototype business and our Zigbee chip development project. We received a 5% ownership in Texas Prototypes as consideration for services under the agreement. We valued this ownership at $300,000 and recorded revenues of this amount in the quarterly period ended September 30, 2004.

The investments in STI and Texas Prototypes were classified as other assets and were included in our consolidated balance sheet at March 31, 2005 in the amounts of $150,000 and $300,000, respectively.

In August 2004, we provided cash to STI and Texas Prototypes under bridge debenture agreements in the amounts of $300,000 and $700,000, respectively, in anticipation of their initial public offerings. We borrowed the cash from Cornell Capital under separate notes payable in the same amounts that were due and payable in 180 days from the dates of issuance, bore interest at the annual rate of 14%, and were secured by our assets.

In March 2005, we assigned both bridge debentures to Cornell Capital in exchange for the elimination of the full amounts of our corresponding notes payable to Cornell Capital since the United States Securities and Exchange Commission had raised issues regarding the combination of convertible debentures and registration of shares upon exercise of convertible debentures under a Form SB-2 as both STI and TXP agreed to do under the convertible bridge notes. We were concerned that if we converted our convertible debentures there could be a significant delay in having our STI and TXP shares registered for sale under Form SB-2.

In August 2004, we announced our intention to issue the shares of STI common stock owned by us to our stockholders as a property dividend. In March 2005, STI withdrew its registration statement previously filed with the United States Securities and Exchange Commission. On May 19, 2005, STI executed an agreement and plan of merger with Networth Technologies, Inc., an OTC Bulletin Board listed company. The completion of this transaction is subject to closing conditions. We intend to pursue the issuance of a property dividend upon STI obtaining its public listing. At this time, no date has been established for such listing.

We have no plans to enter into other business development arrangements and/or advance funds as we did with STI and Texas Prototypes.  The regulatory concerns raised by the United States Securities and Exchange Commission and its scrutiny of these transactions have increased the costs and uncertainty of these arrangements. Accordingly, we prefer to concentrate on growing our core business at this time.

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

Other Income and Expenses

Other income and expenses were $1,838,563 for fiscal 2005 compared with $374,692 for fiscal 2004. The largest components of other income and expenses for fiscal 2005 and 2004 related to 1) interest expense and 2) equity line of credit draw discounts. Interest expense was $1,591,712 for fiscal 2005 compared with $21,350 for fiscal 2004. The substantial increase in interest expense was principally due to 1) interest on debt relating to the twelve acquisitions made during fiscal 2005 and 2) debt relating to working capital received during negative cash flow periods in fiscal 2005. Draw discounts were $375,150 for fiscal 2005 compared with $353,342 for fiscal 2004. The amount of draw discounts increased slightly in fiscal 2005; however, the new Standby Equity Distribution Agreement with Cornell Capital in May 2005 provided far more favorable terms compared to the prior equity line with Cornell Capital. As a result, we reduced notes payable to Cornell Capital using the proceeds of draws under the equity lines of credit in the amounts of $11,200,000 and $2,915,000 in fiscal 2005 and 2004, respectively, while the amount of draw discounts only increased by $21,808 from fiscal 2004 to fiscal 2005.

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

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. The proceeds from our Standby Equity Distribution Agreement with Cornell Capital along with the proceeds from borrowings from Airlie Master Fund were used to fund the 14 acquisitions in fiscal 2005 and 2004 as well as negative cash flow from operations during the first part of fiscal 2005 and all of fiscal 2004. Excluding one time acquisition related costs, our operations were cash flow positive for the second half of fiscal 2005. Based upon our current level of operations, we expect that our cash flow from operations, together with the amounts we are able to borrow under our existing Standby Equity Distribution Agreement facility, will be adequate to meet our anticipated needs for the foreseeable future. To the extent we decide to pursue one or more significant strategic acquisitions, we will likely need to incur additional debt or sell additional equity to finance those acquisitions. We currently have no significant capital spending or purchase commitments but expect to continue to engage in capital spending in the ordinary course of business.

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

Our Business Revenue Generation Model Is Unproven And Could Fail

Our revenue model, especially for our wireless broadband division, NeoReach Wireless, is new and evolving, and we cannot be certain that it will be successful. Our ability to generate revenue depends, among other things, on our ability to provide quality wireless technology, telecommunications, broadband and integrated data communication services our customers and to develop and ultimately sell semiconductor chips. We have limited experience with our wireless technology, telecommunications, broadband and integrated data communication businesses and our success is largely dependent upon our ability to successfully integrate and manage our acquisitions. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth or achieve or sustain profitability.

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

The uncertainty with the greatest potential financial impact relates to revenue from and collectibility of access code calls and toll-free dialed calls, or dial around compensation. Dial around compensation accounts for a material percentage of Davel's revenues. In addition, the December 2004 decision by the Federal Communications Commission to abolish "UNE-P" rules and rates will likely increase local line rates for Davel the March 2004 United States Court of Appeals, D.C. Circuit decision to vacate the Federal Communications Commission Unbundled Network Element rules will have an unknown effect on local access pricing for pay telephone providers; however, it is likely that the impact will cause price increases to pay telephone providers.

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

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
MARCH 31, 2005 AND 2004

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	2005	2004

CURRENT LIABILITIES
Current portion of long-term debt and notes payable	$19,035,263	$63,633
Notes payable	6,500,000	1,800,000
Deferred revenue	3,470,731	58,202
Accounts payable and accrued expenses	19,863,088	589,819
Total Current Liabilities	48,869,082	2,511,654

LONG-TERM LIABILITIES
Long-term debt and notes payable, net of current maturities	999,196	560,200

Total Long-Term Liabilities	999,196	560,200

TOTAL LIABILITIES	49,868,278	3,071,854

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 5,035,425 shares authorized and 35,378 shares issued and outstanding at March 31, 2005 and 2004	35	35
Common stock, $.001 par value, 600,000,000 shares authorized and 355,918,011 and 220,493,159 shares issued and outstanding at March 31, 2005 and 2004	355,918	220,493
Additional paid-in capital	43,195,250	15,902,619
Accumulated deficit	(21,196,550)	(15,836,828)
Minority interest	600,000	-
Total Stockholders' Equity (Deficit)	22,954,653	286,319
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$72,822,931	$3,358,173

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

	2005	2004

REVENUES	$46,508,144	$311,355

COSTS OF REVENUES	22,551,240	117,349
GROSS PROFIT	23,956,904	194,006
OPERATING EXPENSES
Professional fees and compensation expenses	12,555,710	1,577,782
Advertising and marketing expenses	1,610,285	36,995
Research and development costs	30,324	1,620
General and administrative expenses	10,018,298	186,599
Office rent and expenses	952,475	105,142
Travel and entertainment expenses	243,758	48,020
Depreciation and amortization	2,067,213	21,000
Total Operating Expenses	27,478,063	1,977,158

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,521,159)	(1,783,152)

OTHER INCOME (EXPENSE)
Draw discounts	(375,150)	(353,342)
Interest income	17,210	-
Other income	111,089	-
Interest expense	(1,591,712)	(21,350)
Total Other Income (Expense)	(1,838,563)	(374,692)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(5,359,722)	(2,157,844)
Provision for income taxes	-	-
NET LOSS APPLICABLE TO COMMON SHARES	$(5,359,722)	$(2,157,844)
NET LOSS PER BASIC AND DILUTED SHARES	$(0.02)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	289,933,904	111,591,658

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

					Additional			Stockholders'
	Preferred Stock		Common Stock		Paid-In	Minority	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	(Deficit)
BALANCE - MARCH 31, 2003	35,378	$35	30,175,122	$30,175	$11,538,979	$-	$(13,678,984)	$(2,109,795)
Shares issued as compensation	-	-	350,000	350	8,400	-	-	8,750
Shares issued under MOU agreement	-	-	3,500,000	3,500	64,750	-	-	68,250
Shares issued in conversion of debentures	-	-	16,130,887	16,131	190,454	-	-	206,585
Shares issued in conversion of advances	-	-	17,057,971	17,058	171,942	-	-	189,000
Shares issued in acquisition of DFW Internet Services, Inc.	-	-	18,761,726	18,762	231,238	-	-	250,000
Shares issued under $10 million Equity Line of Credit	-	-	134,517,453	134,517	3,322,240	-	-	3,456,757
Accounts payable settlements with vendors	-	-	-	-	374,616	-	-	374,616
Net loss for the year ended March 31, 2004	-	-	-	-	-	-	(2,157,844)	(2,157,844)
BALANCE - MARCH 31, 2004	35,378	35	220,493,159	220,493	15,902,619	-	(15,836,828)	286,319
Shares issued under $10 million Equity Line of Credit	-	-	10,000,000	10,000	4,031,691	-	-	4,041,691
Shares issued pursuant to settlement agreement	-	-	2,000,000	2,000	88,000	-	-	90,000
Shares issued for services related to SB-2 filing	-	-	8,000,000	8,000	1,752,000	-	-	1,760,000
Shares issued for cash	-	-	421,037	421	23,578	-	-	23,999
Shares issued for consulting	-	-	100,000	100	14,900	-	-	15,000
Shares issued for cash	-	-	2,000,000	2,000	56,000	-	-	58,000
Shares issued in acquisition of ShreveNet, Inc.	-	-	878,816	879	189,121	-	-	190,000
Shares issued for cash	-	-	25,000	25	2,475	-	-	2,500
Shares issued in acquisition of Affinity Telecom	-	-	5,000,000	5,000	-	-	-	5,000
Shares issued in acquisition of CloseCall America, Inc.	-	-	39,999,999	40,000	9,960,000	-	-	10,000,000
Warrants issued in acquisition of Davel Communications, Inc.	-	-	-	-	333,500	-	-	333,500
Terminated put agreement with prior Affinity Telecom shareholders	-	-	-	-	995,000	-	-	995,000
Shares issued for consulting	-	-	500,000	500	15,500	-	-	16,000
Shares issued in acquisition of the assets of Web One, Inc.	-	-	1,500,000	1,500	298,500	-	-	300,000
Terminated put agreement with prior DFW Internet Services, Inc. shareholders	-	-	-	-	250,000	-	-	250,000
Shares issued under $100 million Standby Equity Distribution Agreement	-	-	65,000,000	65,000	9,282,366	-	-	9,347,366
Minority interest in Davel acquisition	-	-	-	-	-	600,000	-	600,000
Net loss for the year ended March 31, 2005	-	-	-	-	-	-	(5,359,722)	(5,359,722)
BALANCE - MARCH 31, 2005	35,378	$35	355,918,011	$355,918	$43,195,250	$600,000	$(21,196,550)	$22,954,653

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,359,722)	$(2,157,844)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,067,213	21,000
Common stock issued for services and compensation	31,000	77,000
Investments received for miscellaneous services	(450,000)	-
Amortization of discount and interest on conversion of debt	375,150	353,342

Changes in assets and liabilities
(Increase) decrease in other current assets	916,786	(1,465)
(Increase) decrease in accounts receivable	(307,335)	17,215
(Increase) in other assets	(384,910)	-
Increase (decrease) in deferred revenue	609,979	(8,222)
Incease (decrease) in accounts payable and accrued expenses	3,141,501	(647,536)
Total adjustments	5,999,384	(188,666)
Net cash provided by (used in) operating activities	639,662	(2,346,510)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions	(32,960,500)	(350,000)
Cash received in acquisition of subsidiaries	5,827,223	47,756
Acquisition of intangible assets	(1,192,608)	-
Capital expenditures, net	(2,109,338)	(999)
Net cash (used in) investing activities	(30,435,223)	(303,243)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	13,098,406	3,145,000
Payments of other convertible debentures	-	(50,000)
Change in convertible debentures - officers, net	-	(97,617)
Proceeds (payments) of long-term debt, net	19,411,335	1,601,262
Net cash provided by financing activities	32,509,741	4,598,645

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

Mobilepro Corp., a Delaware corporation, as of June 1, 2001 merged into Craftclick.com, Inc. with Craftclick being the surviving corporation and the Certificate of Incorporation and By-Laws of Craftclick being the constituent documents of the surviving corporation. In July 2001, the Company changed its name to Mobilepro Corp. (“Mobilepro” or “Company”).

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

The schedule included as Exhibit 1 to the consolidated financial statements presents the aggregate purchase price for each of the Company’s significant acquisitions in the year ended March 31, 2005 and the allocation of the purchase price amounts to the assets of the acquired businesses. The proforma information presented on Exhibits 2 and 3 reflects the acquisitions as if they had occurred on April 1, 2003. These results are not necessarily indicative of future operating results or those that would have occurred had the acquisitions been consummated on that date.

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

Dial-around Revenue: Davel also recognizes non-coin dial-around revenues from calls that are dialed from its payphones to gain access to a long distance company or to make a traditional “toll free” call (dial-around calls). Revenues from dial-around calls are recognized based on estimates using the Company’s historical collection experience because a) the interexchange carriers (“IXCs”) have historically paid for fewer dial-around calls than are actually made (See Note 18) and b) the collection period for dial-around revenue is generally four to six months but can be in excess of a year. Davel’s estimate of revenue is based on historical analyses of calls placed versus amounts collected. These analyses are updated on a periodic basis. Recorded amounts of revenue may be adjusted based on actual amounts received and/or the subsequent revision of prior estimates. Revenues for the fiscal year ended March 31, 2005 included a reduction to previously recorded revenues of $167,319.

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

Accounts Payable and Accrued Liabilities

	2005	2004
Accounts payable	$17,250,586	$499,819
Accrued compensation	1,675,124	90,000
Accrued interest expense	937,378	-
Total	$19,863,088	$589,819

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with ABP Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. The Company provides the disclosure required by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation ” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and have adopted the enhanced disclosure provisions of Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of SFAS No. 123” ("SFAS No.148”).

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

The Company measures compensation expense for its non-employee stock-based compensation under the FASB Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital

Recent Accounting Pronouncements

On October 3, 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), that is applicable to financial statements for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede Statement of Financial Accounting Standards 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of ABP Opinion No. 30, “Reporting the Results of Operations.” This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required.

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

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) that requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25 as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company has not yet determined the affect that the adoption of this new statement will have on the Company’s historical financial position or results of operations, however, it is expected to include the increase in compensation expense for equity and liability instruments issued to employees in the future.

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

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.Property and equipment as of March 31, 2005 and 2004 were as follows:

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

Other bank debt consisted of the following:

Note payable to bank at $3,032 per month, including interest at prime plus 1% (6.75%) and maturing March 2006; secured by assets of World Trade Network, Inc.	$36,964
Note payable to a bank for a vehicle in the amount of $1,000 per month, including interest at 5.875%, secured by the CloseCall America, Inc. acquired vehicle.	37,745
Note payable to a bank for expansion in the amount of $4,317 per month, including interest at 4.25%, secured by the CloseCall America, Inc. company’s corporate vehicle.	102,839
Note payable to a company at $6,988 per month, including interest at 7.50%; secured by assets of the acquired company.	13,241
Note payable to an individual at $1,473 per month, including interest at 7.50%; secured by assets of the acquired company.	12,872
203,661
Less: Current maturities	(121,464)
Long-term bank debt	$82,197

Principal maturities of long-term debt are as follows:

Years Ending March 31,
2006	$121,464
2007	60,203
2008	15,245
2009	6,749
$203,661

NOTE 9-	STANDBY EQUITY DISTRIBUTION AGREEMENT AND EQUITY LINE OF CREDIT

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

In the year ended March 31, 2004, the Company drew $3,145,000 from Cornell in accordance with the $10 million Equity Line of Credit and advanced 134,517,453 shares of its common stock to the escrow agent in accordance with the terms of this arrangement. Cornell acquired 118,351,914 shares of common stock under the Equity Line of Credit during the year ended March 31, 2004.

In the year ended March 31, 2005, the Company drew $3,800,000 from Cornell in accordance with the $10 million Equity Line of Credit and advanced 10,000,000 shares of its common stock to the escrow agent in accordance with the terms of the arrangement. During the year ended March 31, 2005, Cornell acquired 25,276,134 shares of common stock under the Equity Line of Credit.

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

There are certain conditions applicable to the Company’s ability to draw down on the SEDA including the filing and effectiveness of a registration statement covering the resale of all shares of common stock that may be issued to Cornell under theSEDA and the Company’s adherence with certain covenants. The registration statement became effective May 27, 2004.

In the event that Cornell holds more than 9.9% of the then outstanding common stock of the Company, the Company will be unable to draw down on the $100 million SEDA. As of March 31, 2005, Cornell did not hold more than 9.9% of the then outstanding common stock of the Company.

In the year ended March 31, 2005, the Company drew $9,213,907 from Cornell in accordance with the $100 million SEDA and advanced 65,000,000 shares of its common stock to the escrow agent in accordance with the terms of this arrangement. Cornell acquired 52,172,192 shares of common stock during the year ended March 31, 2005 under the SEDA.

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

On November 15, 2004, the Company acquired $15,200,000 in bridge financing from Airlie Opportunity Master Fund (“Airlie”), a Greenwich, Connecticut-based institutional investor. The Company repaid $2,200,000 on November 30, 2004, and the remaining $13,000,000 note is payable on November 15, 2005 and carries an interest rate of 23%. The funds were utilized to complete the acquisition of 95.2% of the stock of Davel as described in Note 1. The note is secured by all of the stock of Davel that was acquired by the Company on November 15, 2004, plus 100% of the Davel debt instruments that were acquired in the transaction. In addition, the note is secured by the assets of the Company, as subordinated by the pre-existing first lien of Cornell. As of March 31, 2005, the remaining principal balance of the note payable was $13,000,000 and the accrued interest payable on this note was $641,225. The Company has classified the note and the accrued interest as short-term liabilities. On May 13, 2005, the Company repaid this loan with proceeds from a financing completed on May 13, 2005. (See Note 20)

Internet Services Acquisitions

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

The Company and DFW Internet Services, Inc. and the former owners of DFW Internet Services, Inc. entered into Put Agreements as of January 19, 2004. The Put Agreements gave the former owners of DFW Internet Services, Inc. the right to have the Company repurchase all, but not less than all, of the common stock issued to the former owners. The aggregate purchase price under the Put Agreement was $250,000. The Company classified this liability as a long-term liability on its consolidated financial statements in accordance with SFAS 150. In March 2005, the Put Agreement was terminated in its entirety, and the $250,000 liability was eliminated.

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

Computer and mailing equipment	$ 43,812
Less - accumulated amortization	(10,728)
$ 25,084

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

During the year ended March 31, 2004, the Company issued 134,517,453 shares of common stock to the escrow agent for use under the $10 million Equity Line of Credit.

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

In September 2004, the Company issued 5,000,000 shares of common stock to the former owners of Affinity Telecom as partial consideration for the acquisition of Affinity Telecom by the Company. The issued shares were valued at a fair value of $1,000,000 based upon the date of agreement and the terms of the deal. The distribution of such value amount included an allocation of $999,000 to the terminated put agreement.

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

During the year ended March 31, 2005, the Company issued 10,000,000 shares of common stock to the escrow agent for use under the $10 million Equity Line of Credit.

During the year ended March 31, 2005, the Company issued 65,000,000 shares of common stock to the escrow agent for use under the $100 million Standby Equity Distribution Agreement.

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

SFAS No. 123 encourages adoption of a fair-value-based method for valuing the cost of stock-based compensation. It allows companies to continue to use the intrinsic-value method for options granted to employees and disclose pro forma net loss. Alternatively, it allows the use of the Black Scholes option pricing model, under which the total value (not intrinsic-value) of the stock options granted as charged to operations. The following table summarizes the activity of the Company's stock option plan for the year ended March 31, 2005:

	Number of Options	Weighted-Average Exercise Price

Outstanding - beginning of period	4,171,037	$.0482
Granted	5,225,000.1748
Exercised	(446,037)	.0594
Cancelled	(7,225,000)	.1047
Outstanding - end of period	1,725,000.1920
Exercisable - end of period	722,917	$.1635

The following table summarizes the activity of the Company's stock option plan for the year ended March 31, 2004:

	Number of Options	Weighted-Average Exercise Price

Outstanding - beginning of period	521,037	$.123
Granted	4,000,000.036
Exercised	(350,000)	.02
Cancelled	-	-
Outstanding - end of period	4,171,037.0482
Exercisable - end of period	2,454,787	$.0458

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

At the time that the Company acquired 95.2 % of the stock of Davel, Davel was a defendant in a civil lawsuit captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., C.A. No. 04-4303 filed in the United States District Court for the Eastern District of Pennsylvania. The case is in the discovery phase of the litigation. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls and is seeking damages in connection with the alleged infringement. Davel continues to review and investigate the allegations set forth in the complaint, continues to assess the validity of the Gammino Patents and is in the process of determining whether the technology purchased by Davel from third parties infringes upon the Gammino Patents. According to the terms of the Davel acquisition agreement, the former secured lenders, subject to certain limitations, have agreed to reimburse the Company for the litigation cost and any losses resulting from the Gammino lawsuit. The former secured lenders have agreed to fund such costs from future regulatory receipts that were assigned to them by Davel. Any such regulatory receipts will be deposited into a third-party escrow account and will be used to reimburse the Company for costs incurred. The secured lenders are not required to fund the escrow account or otherwise reimburse the Company for amounts, if any, in excess of actual regulatory receipts collected. Any amount remaining in the escrow account at the conclusion of the litigation is to be returned to the former secured lenders. Subsequent to March 31, 2005, the Company received significant regulatory receipts that are being held in escrow. These funds can be used to reimburse the Company for costs, including legal fees, incurred in the defense or settlement of this litigation. The Company believes that there are sufficient funds in the escrow account to pay both its legal defense costs and any potential judgment that the Company believes could reasonably be expected.  This $7.5 million claim represents exposure to the Company in the event that escrowed regulatory receipts are insufficient to cover any potential judgment against the Company should it be found liable for the full monetary amount of the claim.

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

NOTE 17-	INCOME TAXES

The provision for income taxes results in an effective tax rate that differs from the Federal statutory tax rate as follows for the years ended March 31, 2005 and 2004:

	Years Ended March 31,
	2005	2004
Statutory federal income tax rate	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(3.0)	(3.0)
Permanent differences	0.2	0.1
Tax credits	-	-
Change in valuation allowance	37.8	37.9

Effective tax rate	-%	-%

The components of the Company’s net deferred tax asset are as follows:

	March 31,
	2005	2004
Net operating loss carryforwards	$6,033,340	$3,995,340
Depreciation	(50,051)	(39,192)
Valuation allowance	(5,983,288)	(3,956,147)

Total net deferred tax asset	$-	$-

At March 31, 2005, the Company had a valuation allowance of $5,983,288 which fully offsets the net deferred tax asset. The Company calculated the valuation allowance in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Recent evidence, such as operating results during recent years, is given more weight when assessing whether the level of future profitability needed to recognize the deferred assets will be achieved. The Company’s cumulative loss in since inception represents sufficient negative evidence to require a full valuation allowance under the provisions of SFAS No. 109. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support the reversal of any portion of the allowance.

The Company currently has net operating loss carryforwards to offset future taxable income of approximately $15.9 million at March 31, 2005. These net operating loss carryforwards expire through 2025. When there has been a change in an entity’s ownership, utilization of net operating loss carryforwards may be limited. Because of the changes in the ownership of prior acquisitions by the Company, the use of the acquired net operating losses will be limited and may not be available to offset future taxable income.

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

In May 2005, the Company issued an additional 5,000,000 shares of common stock to the escrow agent for use under the $100 million Standby Equity Distribution Agreement.

In May 2005, the Company announced that its Neoreach Wireless division had acquired WazAlliance, a growing network of metro-wide commercial and residential Wi-Fi and Wi-Max access zones, for common stock plus the assumption of certain liabilities. The Company had previously partnered with WazAlliance to deploy full-scale metro-wide service in both Tempe and Chandler, Arizona, known as WazTempe and WazChandler. WazAlliance also includes WazHamptonRoads and WazMaui and has opportunities in other cities, primarily in the Southwest. This alliance provides city-wide multi-band Wi-Fi networks for municipal vehicles and personnel, including public safety employees as well as services for residences, retail businesses, schools, public events, hotels and resorts, and public transportation.

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

Subsequent to March 31, 2005, the Company drew $5,200,000 under the SEDA with Cornell acquiring a total of 20,832,775 shares of the Company’s common stock.

EXHIBIT 1

MOBILEPRO CORP. AND SUBSIDIARIES
ALLOCATIONS OF PURCHASE PRICE AMOUNTS
FOR THE YEAR ENDED MARCH 31, 2005

	Davel	CloseCall America	The River	World Trade Network	Affinity Telecom	Web One	Ticon.net	Clover	Crescent	Shrevenet	August.net	Totals
Acquisition Cost
Cash	$14,000,000	$8,000,000	$1,690,732	$1,200,000	$1,513,000	$1,660,000	$750,000	$707,736	$944,767	$1,060,000	$1,730,000	$33,256,235
Transaction fees and expenses	425,000	-	-	-	-	-	-	-	-	-	-	425,000
Note(s) payable	-	-	776,472	-	-	-	250,000	542,264	250,000	-	-	1,818,736
Stock warrants	333,500	-	-	-	-	-	-	-	-	-	-	333,500
Common stock	-	10,000,000	-	-	1,000,000	300,000	-	-	-	190,000	-	11,490,000
Excess of liabilities assumed over assets acquired	-	-	192,545	109,986	-	349,054	564,876	-	-	-	33,986	1,250,447

Aggregate purchase price amounts	$14,758,500	$18,000,000	$2,659,749	$1,309,986	$2,513,000	$2,309,054	$1,564,876	$1,250,000	$1,194,767	$1,250,000	$1,763,986	$48,573,918

Number of Shares Issued	-	39,999,999	-	-	5,000,000	1,500,000	-	-	-	878,816	-	47,378,815

Net Assets of Acquired Companies
Aggregate purchase price amounts	$14,758,500	$18,000,000	$2,659,749	$1,309,986	$2,513,000	$2,309,054	$1,564,876	$1,250,000	$1,194,767	$1,250,000	$1,763,986	$48,573,918
Excess of liabilities assumed over assets acquired	-	-	(192,545)	(109,986)	-	(349,054)	(564,876)	-	-	-	(33,986)	(1,250,447)

Net Assets of Acquired Companies	$14,758,500	$18,000,000	$2,467,204	$1,200,000	$2,513,000	$1,960,000	$1,000,000	$1,250,000	$1,194,767	$1,250,000	$1,730,000	$47,323,471

Cash and cash equivalents	$3,854,576	$1,588,292	$104,730	$19,468	$75,629	$-	$(22,766)	$13,119	$-	$31,098	$26,337	$5,690,483
Accounts receivable, net	7,021,222	3,047,642	4,975	34,111	553,424	162,126	117,832	46,280	250,674	129,348	105,852	11,473,485
Other current assets	740,918	1,366,134	6,370	105,093	16,422	-	2,854	19,298	27,027	42,982	-	2,327,097
Fixed assets	11,830,544	347,620	50,344	126,794	71,140	74,558	299,033	234,520	277,838	167,476	130,437	13,610,304
Goodwill	-	16,470,541	2,659,749	1,309,986	2,073,162	2,309,054	1,564,876	1,186,942	900,623	1,020,703	1,763,986	31,259,622
Location contracts	3,321,857	-	-	-	-	-	-	-	-	-	-	3,321,857
Other intangible assets	-	248,178	391,466	326,364	-	-	-	-	-	-	-	966,008
Other assets	1,186,407	11,513	45,582	-	-	-	-	-	-	-	-	1,243,502
Total Assets	27,955,524	23,079,920	3,263,216	1,921,815	2,789,777	2,545,738	1,961,829	1,500,158	1,456,161	1,391,607	2,026,612	69,892,358

Minority Interest	600,000	-	-	-	-	-	-	-	-	-	-	600,000

Current portion of notes payable	-	61,144	-	-	-	-	-	-	-	-	-	61,144
Accounts payable and accrued expenses	12,597,024	3,703,857	354,892	409,196	276,777	246,338	187,174	51,819	87,921	64,008	151,607	18,130,613
Deferred revenue	-	1,178,199	358,348	262,008	-	339,400	774,655	198,339	125,292	77,599	145,005	3,458,845
Notes payable and other long-term liabilities, net	-	136,720	82,772	50,611	-	-	-	-	48,181	-	-	318,284
Total Liabilities	12,597,024	5,079,920	796,012	721,815	276,777	585,738	961,829	250,158	261,394	141,607	296,612	21,968,886

Net Assets Acquired	$14,758,500	$18,000,000	$2,467,204	$1,200,000	$2,513,000	$1,960,000	$1,000,000	$1,250,000	$1,194,767	$1,250,000	$1,730,000	$47,323,471

The accompanying notes are an integral part of this exhibit.

EXHIBIT 2

MOBILEPRO CORP. AND SUBSIDIARIES
PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED MARCH 31, 2005
(unaudited)

	Mobilepro	Davel	CloseCall America	The River	World Trade Network	Web One	Affinity Telecom	Ticon.net	Clover	Crescent	Proforma Adjustments	Proforma Results
		(6 Months Ended 9/30/04)	(9 Months Ended 9/30/04)	(4 Months Ended 8/31/04)	(8 Months Ended 8/31/04)	(6 Months Ended 6/30/04)	(6 Months Ended 6/30/04)	(6 Months Ended 6/30/04)	(6 Months Ended 6/30/04)	(6 Months Ended 6/21/04)

REVENUES	$46,508,144	$28,724,000	$17,594,548	$1,431,590	$1,948,267	$1,049,336	$2,070,807	$1,038,517	$662,746	$847,551	$-	$101,875,506

COSTS OF REVENUES	22,551,240	19,590,000	9,830,799	683,843	941,834	380,285	895,057	425,106	335,018	680,830	-	56,314,012

GROSS PROFIT	23,956,904	9,134,000	7,763,749	747,747	1,006,433	669,051	1,175,750	613,411	327,728	166,721	-	45,561,494

OPERATING EXPENSES	27,478,063	10,033,000	7,278,721	656,006	1,057,706	729,470	948,665	698,997	331,498	657,395	-	49,869,521

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,521,159)	(899,000)	485,028	91,741	(51,273)	(60,419)	227,085	(85,586)	(3,770)	(490,674)	-	(4,308,027)

OTHER INCOME (EXPENSE)	(1,838,563)	(4,124,000)	2,587	(18,462)	(2,848)	(3,107)	(12,000)	(41,506)	8,255	(20,326)	(1,748,000)	(7,797,970)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(5,359,722)	(5,023,000)	487,615	73,279	(54,121)	(63,526)	215,085	(127,092)	4,485	(511,000)	(1,748,000)	(12,105,997)
Provision for income taxes	-	-	-	-	-	-	-	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(5,359,722)	$(5,023,000)	$487,615	$73,279	$(54,121)	$(63,526)	$215,085	$(127,092)	$4,485	$(511,000)	$(1,748,000)	$(12,105,997)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.02)											$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	289,933,904	-	21,666,666	-	-	562,500	1,666,667	-	-	-		313,829,737

ACQUISITION DATE		11/15/04	10/15/04	9/16/04	9/15/04	8/13/04	8/2/04	7/14/04	7/6/04	6/21/04

NOTE 1> August.net acquired on April 21, 2004

NOTE 2> Shrevenet acquired on June 3, 2004

The accompanying notes are an integral part of this exhibit.

EXHIBIT 3

MOBILEPRO CORP. AND SUBSIDIARIES
PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED MARCH 31, 2004
(unaudited)

	Mobilepro	Davel	CloseCall America	The River	World Trade Network	DWeb One (DFWT)	Affinity Telecom	Ticon.net	Clover	Crescent	Shrevenet	August.net	DFW	Proforma Adjustments	Proforma Results
		(12 Months Ended 12/31/03)	(12 Months Ended 12/31/03)	(12 Months Ended 4/30/04)	(12 Months Ended 12/31/03)	(12 Months Ended 12/31/03)	(12 Months Ended 12/31/03)	(12 Months Ended 12/31/03)	(12 Months Ended 12/31/03)	(12 Months Ended 12/31/03)	(12 Months Ended 12/31/03)	(12 Months Ended 12/31/03)	(12 Months Ended 12/31/03)
REVENUES	$311,355	$81,773,000	$24,353,746	$4,752,175	$3,543,871	$2,276,657	$2,344,635	$2,099,265	$1,534,049	$1,854,289	$2,024,627	$1,511,340	$1,764,260	$-	$130,143,269

COSTS OF REVENUES	117,349	60,641,000	13,742,826	2,218,434	1,530,271	755,167	912,414	908,377	588,661	1,359,690	806,540	810,039	904,377	-	85,295,145

GROSS PROFIT	194,006	21,132,000	10,610,920	2,533,741	2,013,600	1,521,490	1,432,221	1,190,888	945,388	494,599	1,218,087	701,301	859,883	-	44,848,124

OPERATING EXPENSES	1,977,158	32,739,000	10,358,897	2,275,667	2,176,035	1,555,136	1,460,427	1,266,873	873,436	1,919,626	1,212,492	688,840	788,570	-	59,292,157

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,783,152)	(11,607,000)	252,023	258,074	(162,435)	(33,646)	(28,206)	(75,985)	71,952	(1,425,027)	5,595	12,461	71,313	-	(14,444,033)

OTHER INCOME (EXPENSE)	(374,692)	(34,584,000)	(88,361)	(230,857)	(10,903)	(8,737)	(10,000)	(10,322)	23,652	(30,832)	(38,821)	-	(33,456)	(3,496,000)	(11,752,329)
														27,141,000

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,157,844)	(46,191,000)	163,662	27,217	(173,338)	(42,383)	(38,206)	(86,307)	95,604	(1,455,859)	(33,226)	12,461	37,857	(3,496,000)	(26,196,362)
Provision for income taxes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(2,157,844)	$(46,191,000)	$163,662	$27,217	$(173,338)	$(42,383)	$(38,206)	$(86,307)	$95,604	$(1,455,859)	$(33,226)	$12,461	$37,857	$(3,496,000)	$(26,196,362)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.02)														$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	111,591,658	-	39,999,999	-	-	1,500,000	5,000,000	-	-	-	878,816	-	17,682,284		176,652,757

ACQUISITION DATE		11/15/04	10/15/04	9/16/04	9/15/04	8/13/04	8/2/04	7/14/04	7/6/04	6/21/04	6/3/04	4/21/04	1/20/04

NOTE 1> DFW includes Internet Express.

The accompanying notes are an integral part of this exhibit to the consolidated financial statements.

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

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at March 31, 2005(1) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at March 31, 2005(1) Exercisable/Unexercisable
Jay O. Wright	0	$0	11,282,500 / 3,900,000	$1,714,940 / 592,800
Kurt Gordon	0	$0	4,625,000 / 1,875,000	$703,000 / 285,000
Jack W. Beech	0	$0	0 / 0	$0 / 0
Geoffrey B. Amend	0	$0	208,333 / 1,791,667	$0 / 0
John Dumbleton	0	$0	666,666 / 1,333,334	$0 / 0
Tom Mazerski	0	$0	52,083 / 447,917	$0 / 0
Tammy Martin	0	$0	0 / 0	$0 / 0
Bruce Sanguinetti	0	$0	750,000 / 2,250,000	$7,500 / 22,500
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

Item 13. Exhibits.

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated as of March 21, 2002, by and among Mobilepro Corp., NeoReach Acquisition Corp. and NeoReach, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 5, 2002.

2.2	Agreement and Plan of Merger, dated as of January 20, 2004, by and among Mobilepro Corp., DFWI Acquisition Corp., DFW Internet Services, Inc., Jack W. Beech, Jr. and Jack W. Beech, Sr.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2004.

2.3	Agreement and Plan of Merger, dated as of March 1, 2004, by and among DFW Internet Services, Inc., DFW Internet Acquisition Corp., Internet Express, Inc., J. Glenn Hughes and Loretta Hughes	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2004.

2.4
Agreement and Plan of Merger, dated as of April 21, 2004, by and among DFW Internet Services, Inc., DFWA Acquisition Corp., August.Net Services, LLC, Louis G. Fausak, Andrew K. Fullford, John M. Scott, Dennis W. Simpson, Andrew T. Fausak, and Gayane Manasjan
Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2004.

2.5	Agreement and Plan of Merger, dated as of June 3, 2004, by and among Mobilepro Corp., DFW Internet Services, Inc., DFWS Acquisition Corp., ShreveNet, Inc. and the stockholders identified therein	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2004.

2.6	Asset Purchase Agreement, dated as of June 21, 2004, by and among Crescent Communications, Inc. and DFW Internet Services, Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2004.

Exhibit No.	Description	Location
2.7	Agreement and Plan of Merger, dated July 6, 2004, by and among the Company, DFW Internet Services, Inc., DFWC Acquisition Corp., Clover Computer Corp. and Paul Sadler	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 8, 2004.

2.8	Agreement and Plan of Merger, dated July 14, 2004, by and among DFW Internet Services, Inc., DFWT Acquisition Corp., Ticon.net, Inc. and the stockholders identified therein	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2004.

2.9	Agreement and Plan of Merger, dated July 30, 2004, by and among the Company, Affinity Acquisition Corp., C.L.Y.K., Inc. and the stockholders identified therein	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 20, 2004.

2.10	Amendment No. 1 to Agreement and Plan of Merger, dated December 28, 2004, by and among the Company, Affinity Acquisition Corp., C.L.Y.K., Inc. and the stockholders identified therein	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 21, 2005.

2.11	Asset Purchase Agreement, dated as of August 13, 2004, by and among Web One, Inc., DFW Internet Services, Inc. and Jeff McMurphy	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2004.

2.12	Agreement and Plan of Merger, dated August 31, 2004, by and among the Company, MVCC Acquisition Corp. and CloseCall America, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004.

2.13	Amendment No. 1 to Agreement and Plan of Merger, dated September 30, 2004, by and among the Company, MVCC Acquisition Corp. and CloseCall America, Inc.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004.

2.14
Loan Purchase Agreement and Transfer and Assignment of Shares, dated September 3, 2004, by and among the Company, Davel Acquisition Corp., Davel Communications, Inc. and certain stockholders identified therein
Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 9, 2004.

2.15	Agreement and Plan of Merger, dated September 15, 2004, by and among the Company, DFWW Acquisition Corp., World Trade Network, Inc. and Jack Jui	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 15, 2004.

2.16
Agreement and Plan of Merger, dated September 16, 2004, by and among the Company, DFW Internet Services, Inc., DFWR Acquisition Corp., The River Internet Access Co. and the stockholders identified therein
Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2004.

3.1	Certificate of Incorporation, dated April 20, 2001, of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001.

3.2	Certificate of Amendment of Certificate of Incorporation of Mobilepro Corp dated November 16, 2001.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001.

Exhibit No.	Description	Location
3.3	Certificate of Amendment to Certificate of Incorporation of Mobilepro Corp. dated March 11, 2003	Incorporated by reference to Exhibit 3.11 to the Registrant’s Registration Statement on Form SB-2 filed on May 6, 2003.

3.4	By-Laws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001.

4.1	2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001.

4.2	Amended and Restated 2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2004.

4.3	Registration Rights Agreement, dated September 16, 2004, by and among the Company and the persons and entities identified therein	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

4.4	Registration Rights Agreement, dated November 15, 2004, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004.

4.5	Form of Warrant issued on November 15, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004.

10.1
Memorandum of Understanding between NeoReach, Inc., and RF Microelectronics Laboratory of Information and Communications University, South Korea dated July 31, 2002 for opportunities to cooperate in research, particularly in RF-CMOS ASICs development for RF transceiver of third generation W-CDMA standard.
Incorporated by reference to Exhibit 10.2 to the Registrant’s amended Quarterly Report on Form 10-QSB/A filed on October 4, 2002.

10.2	Executive Employment Agreement, dated December 15, 2003, between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 13, 2004.

10.3	Executive Employment Agreement, dated April 15, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.15 to the Amendment to Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004.

10.4	Amended and Restated Executive Employment Agreement, dated June 9, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2004.

10.5	Executive Employment Agreement, dated February 20, 2004 between Kurt Gordon and the Company	Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2004.

Exhibit No.	Description	Location
10.6	Standby Equity Distribution Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004.

10.7	Registration Rights Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004.

10.8	Placement Agent Agreement, dated May 13, 2004 between the Company and Newbridge Securities Corporation	Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004.

10.9	Escrow Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004.

10.10	Consulting Agreement by and among Mobilepro Corp., DFW Internet Services, Inc., Beech Holdings, Inc. and Jack W. Beech, Jr.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2004.

10.11	Executive Employment Agreement dated June 10, 2004 between Kevin Kuykendall and Mobilepro Corp.	Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2004.

10.12	Amended and Restated Executive Employment Agreement dated October 14, 2004, between Kevin Kuykendall and the Company	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004.

10.13	Development Agreement by and among the Company, NeoReach, Inc. and Information and Communications University*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004.

10.14	Promissory Note issued by the Company to Cornell Capital on August 23, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004.

10.15	Security Agreement between the Company and Cornell Capital dated August 23, 2004	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004.

10.16	Promissory Note issued by the Company to Cornell Capital on August 25, 2004	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004.

10.17	Security Agreement between the Company and Cornell Capital dated August 25, 2004	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004.

10.18	Letter Agreement between the Company and Cornell Capital dated August 27, 2004	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004.

Exhibit No.	Description	Location
10.19	Promissory Note issued by the Company to Cornell Capital on August 27, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004.

10.20	Security Agreement between the Company and Cornell Capital dated August 27, 2004	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004.

10.21	Promissory Note issued by the Company to Cornell Capital on September 22, 2004	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004.

10.22	Security Agreement between the Company and Cornell Capital dated September 22, 2004	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004.

10.23	Executive Employment Agreement by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004.

10.24	Executive Employment Agreement dated November 2, 2004, between Geoffrey Amend and the Company	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 14, 2005.

10.25	Executive Employment Agreement dated December 1, 2004, between Bruce Sanguinetti and the Company	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 14, 2005.

10.26	Credit Agreement, dated November 15, 2004, by and among the Company, Davel Acquisition Corp. and Airlie Opportunity Master Fund, Ltd.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004.

10.27	Executive Employment Agreement dated December 15, 2004, between John Dumbleton and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2004.

10.28	Employment Agreement dated February 28, 2005 between Davel Communications, Inc. and Tammy L. Martin	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

10.29	Amendment No. 1 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated April 20, 2005	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

10.30	Amendment No. 2 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated May 26, 2005	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

10.31	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2005.

Exhibit No.	Description	Location
10.32	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Kurt Gordon and the Company	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

10.33	Amended and Restated Executive Employment Agreement, dated June 16, 2005 by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

10.34	Amended and Restated Executive Employment Agreement, dated June 16, 2005, between Geoffrey Amend and the Company	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

10.35	Securities Purchase Agreement, dated as of May 13, 2005, by and between the Company and Cornell Capital	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

10.36	Secured Convertible Debenture, issued on May 13, 2005 by the Company to Cornell Capital	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

10.37	Amended and Restated Collateral Assignment of Intellectual Property Rights, made as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

10.38	Amended and Restated Security Agreement, dated as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

10.39	Investor Registration Rights Agreement, dated as of May 13, 2005 by and between the Company and Cornell Capital	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

10.40	Amended and Restated Guaranty Agreement, dated as of May 13, 2005, made by each of the direct and indirect subsidiaries of the Company in favor Cornell Capital	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

10.41	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

20.1	Letter from Jay O. Wright, President and Chief Executive Officer of the Company to the Stockholders, dated June 9, 2004	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2004.

20.2	Letter from Jay O. Wright, President and Chief Executive Officer of the Company to the Stockholders, dated September 30, 2004	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2004.

20.3	Letter from Jay O. Wright, President and Chief Executive Officer of the Company to the Stockholders, dated December 17, 2004	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

Exhibit No.	Description	Location
20.4	Letter from Jay O. Wright, President and Chief Executive Officer of the Company to the Stockholders, dated April 21, 2005	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2005.

21.1	Subsidiaries of Registrant	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

31.1	Certification by Jay O. Wright, Chief Executive Officer, pursuant to Rule 13a-14(a)	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

31.2	Certification by Kurt Gordon, Chief Financial Officer, pursuant to Rule 13a-14(a)	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

32.1	Certification by Jay O. Wright and Kurt Gordon, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

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

Audit Fees. Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the quarterly consolidated financial statements and services that are normally provided by Bagell, Josephs & Company, L.L.C., in connection with statutory and regulatory filings or engagements.

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
Title: Chief Executive Officer,

Date: May 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jay O. Wright	Chief Executive Officer,	May 10, 2006
Jay O. Wright	Principal Executive Officer and Director

/s/ Richard H. Deily	Principal Financial and Principal Accounting Officer	May 10, 2006
Richard H. Deily

/s/ Jack W. Beech	Director	May 10, 2006
Jack W. Beech

/s/ Chris MacFarland	Director	May 10, 2006
Chris MacFarland

/s/ Michael O’Neil	Director	May 10, 2006
Michael O’Neil

/s/ Jerry M. Sullivan, Jr.	President, Chief Operating Officer, and Director	May 10, 2006
Jerry M. Sullivan, Jr.

/s/ Don Sledge	Director	May 10, 2006
Don Sledge