Form 10QSB/A
period 2005-06-30
MOBILEPRO CORP
filed 2006-05-11
CIK 769592

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

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
MARCH 31, 2005 AND JUNE 30, 2005
LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	June 30,
	2005	2005
	(audited)	(unaudited)

CURRENT LIABILITIES
Current portion of convertible debenture	$-	$2,000,000
Current portion of notes payable	25,535,263	12,009,253
Accounts payable and accrued expenses	19,863,088	17,507,009
Liability for common stock to be issued	-	1,809,373
Deferred revenue	3,470,731	3,490,664

Total Current Liabilities	48,869,082	36,816,299

LONG-TERM LIABILITIES
Convertible debenture, net of unamortized debt discount of $802,725	-	12,697,275
Notes payable and other long-term liabilities, net of current maturities	999,196	1,661,816

Total Long-Term Liabilities	999,196	14,359,091

TOTAL LIABILITIES	49,868,278	51,175,390

MINORITY INTEREST	600,000	3,675,000

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,035,425 shares authorized and 35,378 shares issued and outstanding at March 31, 2005
and June 30, 2005	35	35
Common stock, $.001 par value, 600,000,000 shares authorized and 355,918,011 and 373,978,011 shares issued and outstanding
at March 31, 2005 and June 30, 2005	355,918	373,978
Additional paid-in capital	43,195,250	50,755,734
Accumulated deficit, beginning of period	(15,836,828)	(21,196,550)
Net income (loss) for the period	(5,359,722)	419,191

Total Stockholders' Equity	22,354,653	30,352,388

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,822,931	$85,202,778

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

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	June 30,
	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(757,439)	$419,191
Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Depreciation and amortization	39,944	822,377
Noncash interest expense	290,567	145,433
Common stock issued for services	-	15,000
Investments received for services	(150,000)	-
Changes in assets and liabilities
(Increase) in accounts receivable	(90,157)	(65,920)
(Increase) decrease in other current assets	(50,928)	53,665
(Increase) in other assets	-	(216,906)
Increase (decrease) in accounts payable and
and accrued expenses	54,911	(2,542,829)
Increase (decrease) in deferred revenue	(17,110)	19,933
Total adjustments	77,227	(1,769,247)

Net cash (used in) operating activities	(680,212)	(1,350,056)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions	(3,404,767)	(5,849,646)
Cash received in acquisition of subsidiaries	25,987	748,412
Capital expenditures, net	(68,054)	(606,265)

Net cash (used in) investing activities	(3,446,834)	(5,707,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under convertible debenture	-	15,500,000
Repayment of acquisition bridge loan	-	(13,000,000)
Borrowings / (payments) under notes payable, net	1,144,279	(1,605,055)
Debt financing fees	-	(1,295,000)
SEDA conversion fees	-	(315,000)
Increase in other long-term liabilities	-	291,779
Proceeds from common stock issuances	2,823,999	7,800,000

Net cash provided by financing activities	$3,968,278	$7,376,724

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

Financing Fees

The financing fees paid in May 2004 to Cornell Capital Partners, L.P. (“Cornell Capital”) and others related to the negotiation of the Standby Equity Distribution Agreement (the “SEDA”) were deferred and, in the current year, are being amortized against additional paid-in-capital on a straight-line basis over the twenty-four (24) month term of the SEDA. These fees were paid with the issuance of 8,000,000 shares of Mobilepro common stock valued in the amount of $1,760,000. The Company recorded amortization of approximately $73,000 and $220,000 in the three-month periods ended June 30, 2004 and 2005, respectively. Fees paid to Cornell Capital and others at the time that funds are drawn under the SEDA, amounting to $315,000 in the three-month period ended June 30, 2005, are charged to additional paid-in-capital. The discount amounts provided to Cornell Partners upon their purchase of shares of common stock, approximately $95,000 in the three-month period ended June 30, 2005, are included in interest expense.

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

Customer Contracts and Relationships

In order to acquire certain customer rights under its agreement with Sprint, Kite made an up-front payment of $6,578,550, after adjustment for the difference in the closing number of customers subscribing to the service as compared to a target subscriber number. The purpose of the up-front payment was to acquire certain rights related to the existing customers and related revenue base, increasing the Company’s opportunity to leverage its broadband wireless market share.

Accordingly, the amount of this payment, net of the portion allocated to the value of the tangible assets and adjusted to include payments for legal and direct professional advisory fees, was capitalized and allocated between the value ascribed to the three-year term of the agreement with Sprint and the value ascribed to the bargain purchase option. These amounts ($1,966,200 and $4,612,350, respectively) were included in other assets in the accompanying balance sheet at June 30, 2005. The amount assigned to the initial term of the agreement will be amortized on a straight-line basis over the three-year period. The Company has estimated the total life of the arrangement to be ten years based upon an analysis of the operating history of the base and the average monthly disconnects. In addition, the Company intends to evaluate the values of these intangible assets for potential impairment at least annually and to adjust both the asset values and the prospective life in the future if determined necessary.

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

Notes Payable to Cornell Capital

On June 24, 2005, the Company borrowed $6,300,000 from Cornell Capital. The amount of the note is due in one year with interest applied at an annual rate of 8%. Proceeds from this borrowing were used to fund the $1,500,000 cash consideration portion of the AFN purchase price and the $3,825,000 cash investment in Kite.

In September 2004, the Company borrowed $3,700,000 from Cornell Capital. The amount was due in one year with interest applied at an annual rate of 12%.

In August 2004, the Company borrowed $8,500,000 from Cornell Capital. The amount was due in one year with interest applied at an annual rate of 12%.

During the three-month periods ended June 30, 2004 and 2005, the Company made total note reduction payments of $ 2,800,000 and $7,800,000, respectively.

During the three-month period ended June 30, 2005, the interest expense on the notes payable to Cornell Capital, including amounts transferred to the SEDA, was $234,312. Accrued and unpaid interest at June 30, 2005 related to these notes was $530,465.

The aggregate amount expensed for interest, financing fees and discounts related to notes payable to Cornell Capital in the three-month period ended June 30, 2004 was $290,567.

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

Debt Maturities

A summary of the balances of notes payable and other debts at June 30, 2005 was as follows (unaudited):

Convertible debenture payable to Cornell Capital	$15,500,000
Notes payable to Cornell Capital	10,000,000
Notes payable related to acquisitions	2,408,726
Other notes payable and long-term obligations	1,262,343
29,171,069
Less: Unamortized debt discount on convertible debenture	(802,725)
Less: Amounts due within one year	(14,009,253)
Long-term portion of debt	$14,359,091

At June 30, 2005, a summary of the future scheduled payments of the long-term portion of debt was as follows (unaudited):

The twelve-month period ending--
June 30, 2007	$4,625,431
June 30, 2008	8,015,048
June 30, 2009	2,515,048
June 30, 2010	6,289
15,161,816
Less - Unamortized debt discount on convertible debenture	(802,725)
Long-term portion of debt	$14,359,091

NOTE 4-	STOCKHOLDERS’ EQUITY

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

In the three-month periods ended June 30, 2004 and 2005, the Company advanced 15,000,000 shares of its common stock in each of the periods to the escrow agent in accordance with the terms of the SEDA. In the three-month period ended June 30, 2005, the Company drew $7,800,000 in funds under the SEDA resulting in the purchase by Cornell Capital of 29,303,762 shares of common stock that were issued to Cornell Capital by the escrow agent.

The SEDA replaced a similar equity line of credit arrangement with Cornell Capital that was negotiated in May 2002 and that was intended to provide $10 million in equity financing to the Company. In the three months ended June 30, 2004, the Company drew $2,800,000 from Cornell Capital in accordance with this arrangement and advanced 10,000,000 shares of its common stock to the escrow agent. During the three months ended June 30, 2004, 18,298,438 shares of common stock were purchased by Cornell Capital under this arrangement.

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

During the year ended March 31, 2005, the Company issued 65,000,000 shares of common stock to the escrow agent for use under the SEDA.

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

During the three months ended June 30, 2005, the Company issued 15,000,000 shares of common stock to the escrow agent for use under the SEDA.

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

At the time that the Company acquired 95.2 % of the stock of Davel, Davel was a defendant in a civil patent infringement lawsuit captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., filed in the United States District Court for the Eastern District of Pennsylvania. The case is in the discovery phase of the litigation. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls and is seeking damages in connection with the alleged infringement. Davel continues to review and investigate the allegations set forth in the complaint, continues to assess the validity of the Gammino Patents and is in the process of determining whether the technology purchased by Davel from third parties infringes upon the Gammino Patents. According to the terms of the Davel acquisition agreement, the former secured lenders, subject to certain limitations, have agreed to reimburse the Company for the litigation costs and any losses resulting from the Gammino lawsuit from future regulatory receipts that were assigned previously to them by Davel. Any such regulatory receipts are deposited into a third-party escrow account and are used to reimburse the Company for costs incurred. The secured lenders are not required to fund the escrow account or otherwise reimburse the Company for amounts, if any, in excess of actual regulatory receipts collected. Any amount remaining in the escrow account at the conclusion of the litigation is to be returned to the former secured lenders. During the three-month period ended June 30, 2005, the Company received significant regulatory receipts that are being held in escrow. The funds can be used to reimburse the Company for costs, including legal fees, incurred in the defense or settlement of this litigation. The Company believes that there are sufficient funds in the escrow account to pay both its legal defense costs and any potential judgment that the Company believes could reasonably be expected. This $7.5 million claim represents exposure to the Company in the event that escrowed regulatory receipts are insufficient to cover any potential judgment against the Company should it be found liable for the full monetary amount of the claim.

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

NOTE 9-	THE ACQUISITION OF AFN

The acquisition of AFN that occurred on June 30, 2005, will be accounted for under the purchase method of accounting. Accordingly, AFN will be treated as a wholly owned subsidiary of the Company. The operating results of AFN will be included in the operating results of the Company from and including July 1, 2005. The following unaudited pro forma information for the three months ended June 30, 2004 and 2005 has been presented as if the acquisition occurred on April 1, 2004, and reflects the elimination of revenues recorded on the books of both US1 and AFN, and the issuance of 10,000,000 shares of the Company’s common stock. The unaudited pro forma information does not necessarily represent the actual results that would have been achieved had the companies been combined at April 1, 2004, nor may they be indicative of future operating results.

	Three Months Ended June 30,
	2004	2005

Revenues	$2,922,957	$24,068,613

Net income (loss)	(713,268)	529,362

Net income (loss) per share:
Basic	(0.0029)	0.0014
Diluted	(0.0029)	0.0012

NOTE 10-	SEGMENT INFORMATION

The Company’s reportable operating segments include voice services, Internet services and technology. Results of operations and certain asset data relating to the Company’s business segments for the three-month periods ended June 30, 2004 and 2005 are as follows (unaudited):

The Three Month Period	Voice	Internet
Ended June 30, 2004	Services	Services	Technology	Corporate	Total
Revenues	$-	$1,020,164	$-	$150,000	$1,170,164
Costs of revenues	-	357,939	-	-	357,939
Gross profit	-	662,225	-	150,000	812,225
Operating expenses	-	424,314	523,620	279,320	1,227,254
Depreciation, amortization and impairment charges	-	36,297	-	3,647	39,944
Interest, net	-	11,899	-	290,567	302,466
Net income (loss)	$-	$189,715	$(523,620)	$(423,534)	$(757,439)

Total assets	$275,000	$6,428,298	$22,725	$3,498,401	$10,224,424
Fixed assets, net of accumulated depreciation	$-	$600,196	$18,234	$-	$618,430
Goodwill, net of impairment	$-	$4,462,469	$-	$-	$4,462,469

The Three Month Period	Voice	Internet
Ended June 30, 2005	Services	Services	Technology	Corporate	Total
Revenues	$18,462,451	$4,037,400	$5,994	$-	$22,505,845
Costs of revenues	9,054,032	1,956,024	11,806	-	11,021,862
Gross profit	9,408,419	2,081,376	(5,812)	-	11,483,983
Operating expenses	6,940,911	1,752,806	227,949	388,574	9,310,240
Depreciation, amortization and impairment charges	736,543	81,799	388	3,647	822,377
Interest, net	549	18,464	(74)	913,236	932,175
Net income (loss)	$1,730,416	$228,307	$(234,075)	$(1,305,457)	$419,191

Total assets	$35,744,527	$17,960,916	$8,082,405	$23,414,931	$85,202,778
Fixed assets, net of accumulated depreciation	$11,729,485	$1,366,679	$257,127	$3,645	$13,356,936
Goodwill, net of impairment	$22,709,478	$13,986,759	$494,219	$-	$37,190,456

NOTE 11-	SUBSEQUENT EVENTS

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

Subsequent to June 30, 2005, The Company drew $500,000 under the SEDA resulting in the purchase by Cornell Capital of 1,684,942 shares of common stock.

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

Despite net income for the quarter ended June 30, 2005 of $419,191, we used net cash of $1,350,056 in operating activities. Most significantly, we used cash to reduce accounts payable and accrued liabilities by $2,542,829. Our financing activities during the current quarter provided net cash proceeds of $7,376,724, including $1,205,000 from the refinancing of the bridge loan and $7,800,000 from the sale of common stock to Cornell Capital. Net cash paid in connection with the consummation of acquisitions and investments during the current quarter was $5,101,234, and we made capital expenditures during the current quarter totaling $606,265.

In the corresponding period of the prior year, the balance of cash and cash equivalents decreased by $158,768. We obtained $2,800,000 in funds under the equity line of credit from Cornell Capital in the prior-year quarter, using $3,378,780 in cash to consummate acquisitions and $680,212 in cash to fund operations.

Our primary liquidity and capital resource needs are to finance the costs of our acquisitions, to fund operating activities, to make capital expenditures and to service our debt. Over the last fifteen months, despite our improving profitability, we have depended on funds provided by Cornell Capital to meet our primary needs. Under a series of draw and borrowing transactions with Cornell Capital, we have obtained approximately $29,000,000 in financing since April 1, 2004. In addition, proceeds of $15,500,000 were provided to us in the current quarter through the issuance of the convertible debenture to Cornell Capital. As discussed above, we used a substantial portion of these proceeds to retire the remaining $13 million balance of the acquisition bridge loan. We have also used our common stock as consideration in connection with a number of acquisitions. In the last fifteen months, we have issued common stock valued at approximately $12,135,000 in connection with our acquisition activities.

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

According to the terms of the Davel acquisition, the former secured lenders of Davel, subject to certain limitations, have agreed to reimburse us for the litigation cost and any losses resulting from the Gammino lawsuit. The former secured lenders have agreed to fund such costs from future Regulatory Receipts that were assigned to them by Davel. The Regulatory Receipts are being deposited into a third-party escrow account and used to reimburse us for costs incurred in connection with the litigation. The secured lenders are not required to fund the escrow account or otherwise reimburse us for amounts, if any, in excess of actual Regulatory Receipts collected. Any amount remaining in the escrow account at the conclusion of the litigation is to be distributed to the former secured lenders. Subsequent to March 31, 2005, the Company has received significant Regulatory Receipts, which are being held in escrow. The funds can be used to reimburse the Company for costs, including legal fees, incurred in the defense or settlement of this litigation. The Company believes that there are sufficient funds in the escrow account to pay both its legal defense costs and any potential judgment that the Company believes could reasonably be expected. This $7.5 million claim represents exposure to the Company in the event that escrowed regulatory receipts are insufficient to cover any potential judgment against the Company should it be found liable for the full monetary amount of the claim.

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

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

A. Exhibits:

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger by and among Registrant, Neoreach, Inc., Transcordia Acquisition Corp., Transcordia, LLC and its Unitholders, dated April 2005	Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB filed on August 15, 2005.
2.2	Agreement and Plan of Merger by and among Registrant, Neoreach, Inc., Neoreach Wireless, Inc., Evergreen Open Broadband Inc, and Certain Shareholders	Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB filed on August 15, 2005.
2.3	Agreement and Plan of Merger, dated June 30, 2005 by and among the Registrant, AFN Acquisition Corp., American Fiber Network, Inc. and the Bethell Family Trust	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005.

10.1	Amendment No. 1 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated April 20, 2005	Incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-KSB filed June 30, 2005.
10.2	Amendment No. 2 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated May 26, 2005	Incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-KSB filed June 30, 2005.
10.3	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2005.
10.4	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Kurt Gordon and the Company	Incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB filed June 30, 2005.
10.5	Amended and Restated Executive Employment Agreement, dated June 16, 2005 by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-KSB filed June 30, 2005.
10.6	Amended and Restated Executive Employment Agreement, dated June 16, 2005, between Geoffrey Amend and the Company	Incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-KSB filed June 30, 2005.
10.7	Securities Purchase Agreement, dated as of May 13, 2005, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-KSB filed June 30, 2005.
10.8	Secured Convertible Debenture, issued on May 13, 2005 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-KSB filed June 30, 2005.
10.9	Amended and Restated Collateral Assignment of Intellectual Property Rights, made as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-KSB filed June 30, 2005.
10.10	Amended and Restated Security Agreement, dated as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-KSB filed June 30, 2005.
10.11	Investor Registration Rights Agreement, dated as of May 13, 2005 by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-KSB filed June 30, 2005.

10.12	Amended and Restated Guaranty Agreement, dated as of May 13, 2005, made by each of the direct and indirect subsidiaries of the Company in favor of Cornell Capital	Incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-KSB filed June 30, 2005.
10.13	Warrant issued by the Company to Cornell Capital dated May 13, 2005	Incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-KSB filed June 30, 2005.
10.14	Master Agreement for Services between Sprint Communications Company L.P. and Kite Broadband, LLC, dated May 20, 2005*	Provided herewith.
20.1	Letter from Jay O. Wright, President and Chief Executive Officer of the Company to the Stockholders, dated April 21, 2005	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2005
21.1	Subsidiaries of Registrant	Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB filed on August 15, 2005.
31.1	Certification by Jay O. Wright, Chief Executive Officer, pursuant to Rule 13a-14(a)	Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB filed on August 15, 2005.
31.2	Certification by Kurt Gordon, Chief Financial Officer, pursuant to Rule 13a-14(a)	Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB filed on August 15, 2005.
32.1	Certification by Jay O. Wright and Kurt Gordon, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB filed on August 15, 2005.

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

MOBILEPRO CORP.

Date: May 10, 2006	By:	/s/ Jay O. Wright
Jay O. Wright, Chief Executive Officer

Date: May 10, 2006	By:	/s/ Richard H. Deily
Richard H. Deily, Chief Accounting Officer