Form 10QSB/A
period 2005-09-30
MOBILEPRO CORP
filed 2006-05-11
CIK 769592

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

MOBILEPRO CORP. AND SUBSIDIARES
CONDENSED CONSOLIDTED BALANCE SHEETS (CONTINUED)
MARCH 31, 2005 AND SEPTEMBER 30, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	September 30,
	2005	2005
	(audited)	(unaudited)

CURRENT LIABILITIES
Current portion of convertible debenture	$-	$3,000,000
Current portion of notes payable	25,535,263	7,416,124
Accounts payable and accrued expenses	19,863,088	18,063,184
Liability for common stock to be issued	-	422,513
Deferred revenue	3,470,731	3,910,217

Total Current Liabilities	48,869,082	32,812,038

LONG-TERM LIABILITIES
Convertible debenture, net of unamortized debt discount of $701,775 and
current portion	-	11,798,225
Notes payable and other long-term liabilities, net of current maturities	999,196	821,725

Total Long-Term Liabilities	999,196	12,619,950

TOTAL LIABILITIES	49,868,278	45,431,988

MINORITY INTERESTS	600,000	3,817,708

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 20,035,425 shares authorized and 35,378 shares issued and outstanding at March 31, 2005
and September 30, 2005	35	35
Common stock, $.001 par value, 1,500,000,000 shares authorized and 355,918,011 and 405,656,705 shares issued and outstanding
at March 31, 2005 and September 30, 2005	355,918	405,657
Additional paid-in capital	43,195,250	57,758,888
Accumulated deficit, beginning of period	(15,836,828)	(21,196,550)
Net income (loss) for the period	(5,359,722)	943,092

Total Stockholders' Equity	22,354,653	37,911,122

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,822,931	$87,160,818

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

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	September 30,
	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,505,200)	$943,092
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	497,495	1,869,686
Noncash interest expense	285,129	352,597
Minority interests	-	142,709
Investments received for services	(450,000)	-
Other	15,000	38,032
Changes in assets and liabilities
(Increase) in accounts receivable	(490,467)	(639,113)
(Increase) decrease in other current assets	(110,210)	435,625
(Increase) in other assets	(45,194)	(687,992)
Increase (decrease) in accounts payable and
and accrued expenses	695,452	(2,230,804)
Increase in deferred revenue	638,223	439,486
Total adjustments	1,035,428	(279,774)

Net cash provided by (used in) operating activities	(1,469,772)	663,318

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	-	(6,778,129)
Cash paid for acquisitions	(11,535,500)	(2,773,122)
Cash received in acquisition of subsidiaries	443,516	748,476
Capital expenditures, net	(77,995)	(1,641,539)

Net cash (used in) investing activities	(11,169,979)	(10,444,314)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under convertible debenture	-	15,500,000
Repayment of acquisition bridge loan	-	(13,000,000)
Investment by minority interests	-	3,675,000
Borrowings/(payments) under notes payable, net	14,258,740	(4,805,659)
Debt financing fees	-	(1,295,000)
SEDA conversion fees	-	(375,500)
Increase in other long-term liabilities	-	522,896
Proceeds from common stock issuances	5,284,499	12,750,000

Net cash provided by financing activities	$19,543,239	$12,971,737

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

Financing Fees

The financing fees paid in May 2004 to Cornell Capital Partners, L.P. (“Cornell Capital”) and others related to the negotiation of the Standby Equity Distribution Agreement (the “SEDA”) were deferred and, in the current year, are being amortized against additional paid-in-capital on a straight-line basis over the twenty-four (24) month term of the SEDA. These fees were paid with the issuance of 8,000,000 shares of Mobilepro common stock valued in the amount of $1,760,000. The Company recorded amortization of approximately $220,000 in each of the three-month periods ended September 30, 2004 and 2005, respectively, and amortization of approximately $293,000 and $440,000 in the six-month periods ended September 30, 2004 and 2005, respectively. The 5% fee paid to Cornell Capital and others at the time that funds are drawn under the SEDA, amounting to $60,500 in the three-month period ended September 30, 2005, and amounting to $375,500 in the six-month period ended September 30, 2005, were charged to additional paid-in-capital. The 2% discount provided to Cornell Capital upon their purchase of common stock, $67,895 and $112,109 in the three-month periods ended September 30, 2004 and 2005, respectively, and $285,129 and $207,067 in the six-month periods ended September 30, 2004 and 2005, respectively, were included in interest expense.

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

Customer Contracts and Relationships

In order to acquire certain customer rights under an agreement with Sprint Communications Company L.P. (“Sprint”), the Company made an up-front payment of $6,578,550, after adjustment for the difference in the closing certain rights relating to the number of customers subscribing to the service as compared to a target subscriber number. The purpose of the up-front payment was to acquire certain rights relating to the existing customers and related revenue base, increasing the Company’s opportunity to leverage its broadband wireless market share. Accordingly, the amount of this payment, net of the portion allocated to the value of the tangible assets and adjusted to include payments for legal and direct professional advisory fees, was capitalized and allocated between the value ascribed to the initial three-year term of the agreement with Sprint and the value ascribed to the bargain purchase option (see Note 3). These amounts ($1,966,200 and $4,612,350, respectively) were included in other assets in the accompanying balance sheet at September 30, 2005. The amount assigned to the initial term of the agreement is being amortized on a straight-line basis over the three-year period. The Company has estimated the total life of this arrangement to be ten years based upon an analysis of the operating history of the base and the average monthly disconnects. In addition, the Company intends to evaluate the value of these intangible assets for potential impairment at least annually and to adjust both the asset values and the prospective life in the future if determined necessary. For the three months ended September 30, 2005, amortization expense was $165,351.

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

During the six-month periods ended September 30, 2004 and 2005, the Company made note reduction payments of $5,200,000 and $10,750,000, respectively.

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

Debt Maturities

A summary of the balances of notes payable and other debts at September 30, 2005 was as follows (unaudited):

Convertible debenture payable to Cornell Capital	$15,500,000
Notes payable to Cornell Capital	7,050,000
Notes payable related to acquisitions	156,410
Other notes payable and long-term obligations	1,031,440
23,737,850
Less: Unamortized debt discount on convertible debenture	(701,775)
Less: Amounts due within one year	(10,416,125)
Long-term portion of debt	$12,619,950

At September 30, 2005, a summary of the future scheduled payments of the long-term portion of debt was as follows (unaudited):

The twelve-month period ending--
September 30, 2007	$6,489,462
September 30, 2008	6,810,274
September 30, 2009	21,989
September 30, 2010	-
13,321,725
Less - Unamortized debt discount on convertible debenture	(701,775)
Long-term portion of debt	$12,619,950

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

In the six-month periods ended September 30, 2004 and 2005, the Company advanced 35,000,000 shares of its common stock to the escrow agent in each period in accordance with the terms of the SEDA. In the six-month periods ended September 30, 2004 and 2005, the Company drew funds under the SEDA in the amounts of $1,400,000 and $12,750,000, respectively, resulting in the purchase by Cornell Capital of 6,060,712 and 54,010,042 shares of common stock, respectively, that were issued by the escrow agent.

The SEDA replaced a similar equity line of credit arrangement with Cornell Capital that was negotiated in May 2002 and that was intended to provide $10 million in equity financing to the Company. In the six months ended September 30, 2004, the Company drew $3,800,000 from Cornell Capital in accordance with this arrangement and advanced 10,000,000 shares of its common stock to the escrow agent. During the six months ended September 30, 2004, 25,276,134 shares of common stock were purchased by Cornell Capital under this arrangement.

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

During the six months ended September 30, 2005, the Company issued 35,000,000 shares of common stock to the escrow agent for use under the SEDA.

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

At the time that the Company acquired 95.2 % of the stock of Davel, Davel was a defendant in a civil patent infringement lawsuit captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., filed in the United States District Court for the Eastern District of Pennsylvania. The case is in the discovery phase of litigation. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls and is seeking damages in connection with the alleged infringement. Davel continues to review and investigate the allegations set forth in the complaint, continues to assess the validity of the Gammino Patents and is in the process of determining whether the technology purchased by Davel from third parties infringes upon the Gammino Patents. According to the terms of the Davel acquisition agreement, the former secured lenders, subject to certain limitations, have agreed to reimburse the Company for the litigation costs and any losses resulting from the Gammino lawsuit from future regulatory receipts that were assigned previously to them by Davel. Any such regulatory receipts are deposited into a third-party escrow account and are used to reimburse the Company for costs incurred. The secured lenders are not required to fund the escrow account or otherwise reimburse the Company for amounts, if any, in excess of actual regulatory receipts collected. Any amount remaining in the escrow account at the conclusion of the litigation is to be returned to the former secured lenders. The Company has received significant regulatory receipts that are being held in escrow. The funds can be used to reimburse the Company for costs, including legal fees, incurred in the defense or settlement of this litigation. The Company believes that there are sufficient funds in the escrow account to pay both its legal defense costs and any potential judgment that the Company believes could reasonably be expected. This $7.5 million claim represents exposure to the Company in the event that escrowed regulatory receipts are insufficient to cover any potential judgment against the Company should it be found liable for the full monetary amount of the claim.

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

NOTE 13-       SUBSEQUENT EVENTS

Subsequent to September 30, 2005, The Company drew $500,000 under the SEDA resulting in the purchase by Cornell Capital of 2,476,061 shares of common stock.

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

Net cash provided by operations was $663,318 for the first half of the current fiscal year. Our financing activities during the current year provided net cash proceeds of $12,971,737, including $1,205,000 from the refinancing of the bridge loan and $12,750,000 from the sale of shares of common stock to Cornell Capital under the SEDA. Cash in the amount of $3,675,000 was provided by the minority interest investors in Kite. We used cash to make payments resulting in a $4,805,659 net reduction in notes payable. Net cash paid in connection with the consummation of acquisitions and investments during the current quarter was $8,802,775, and we made capital expenditures during the current year totaling $1,641,539.

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

Our primary liquidity and capital resource needs are to finance the costs of our acquisitions, to fund the operating costs and equipment requirements of our emerging wireless networks business, to support our other operating activities, to make capital expenditures and to service our debt. Over the last eighteen months, despite our improving profitability, we have depended primarily on funds provided by Cornell Capital to meet our needs. Under a series of draw and borrowing transactions with Cornell Capital, we have obtained approximately $33,550,000 in financing since January 1, 2004. In addition, proceeds of $15,500,000 were provided to us in the current year through the issuance of the convertible debenture to Cornell Capital. As discussed above, we used a substantial portion of these proceeds to retire the remaining $13 million balance of the acquisition bridge loan. We have also used our common stock as consideration in connection with a number of acquisitions. In the last eighteen months, we have issued common stock valued at approximately $14,142,000 in connection with our acquisitions.

As of September 30, 2005, the actual amount of funds available for future needs under the SEDA was determined as follows:

SEDA Activity and Availability	Amounts

Amounts drawn under the SEDA	$22,481,666

Total number of shares of common stock registered for the SEDA	250,000,000
Less -- Number of shares of common stock issued upon the sale of common stock	(108,075,663)

Total number of shares of common stock available for future draws	141,924,337

Funds available under the SEDA based on the number of shares of common stock available and a price per share of $0.214	$30,371,808

Although we have drawn $22,481,666 from Cornell Capital under the $100 million SEDA, based on the remaining number of shares registered for the benefit of Cornell Capital, there were $30,371,808 in additional funds available under the SEDA for future needs.

However, we expect that our future cash flows from operations, together with the funds that we are able to obtain under our existing SEDA facility, will be adequate to meet our anticipated cash needs for the foreseeable future. To the extent we decide to pursue one or more significant strategic acquisitions, we will likely need to incur additional debt or issue additional equity to finance those acquisitions. We currently have no significant purchase commitments. We do expect to continue to engage in capital spending in the ordinary course of business, including the completion of our contractual commitment to complete the build-out of broadband wireless networks in Tempe and other cities. For example, we currently expect that capital expenditures for the Tempe network will approximate $2,500,000; as of September 30, 2005, we had incurred costs of approximately $430,000 for the Tempe network.

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

To date, we have drawn a total of $22,481,666 in funds under the SEDA, resulting in the issuance of approximately 108,076,000 shares of our common stock to Cornell Capital. We registered 250,000,000 shares of our common stock for resale by Cornell Capital in May 2004. Based on the closing price of our common stock on November 4, 2005 ($0.214 per share), approximately 141,924,337 shares would be available for the conversion of future draws. Based on the response to our recent inquiry, we believe that Cornell Capital currently owns approximately 5.0% of our outstanding common stock. Future funding from Cornell Capital under the SEDA may be unavailable if Cornell Capital holds more than 9.9% of our outstanding common stock at the time financing is needed. Assuming that Cornell Capital does not dispose of its currently owned common stock, the conversion of the currently outstanding draws and accrued interest would result in ownership greater than 9.9%, making future draws unavailable. In addition, the term of the current SEDA expires in May 2006.

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

FOR:	200,467,967	AGAINST:	12,224,339	ABSTAIN:	951,497

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger by and among Registrant, Neoreach, Inc., Transcordia Acquisition Corp., Transcordia, LLC and its Unit Holders, dated April 2005	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005.

2.2	Agreement and Plan of Merger by and among Registrant, Neoreach, Inc., Neoreach Wireless, Inc., Evergreen Open Broadband Corporation, and Certain Shareholders	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005.

2.3	Agreement and Plan of Merger, dated June 30, 2005, by and among the Registrant, AFN Acquisition Corp., American Fiber Network, Inc. and the Bethell Family Trust	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005.

10.1	Amendment No. 1 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated April 20, 2005	Incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.2	Amendment No. 2 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated May 26, 2005	Incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.3	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2005.

10.4	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Kurt Gordon and the Company	Incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.5	Amended and Restated Executive Employment Agreement, dated June 16, 2005 by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.6	Amended and Restated Executive Employment Agreement, dated June 16, 2005, between Geoffrey Amend and the Company	Incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.7	Securities Purchase Agreement, dated as of May 13, 2005, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.8	Secured Convertible Debenture, issued on May 13, 2005 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.9	Amended and Restated Collateral Assignment of Intellectual Property Rights, made as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.10	Amended and Restated Security Agreement, dated as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.11	Investor Registration Rights Agreement, dated as of May 13, 2005 by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.12	Amended and Restated Guaranty Agreement, dated as of May 13, 2005, made by each of the direct and indirect subsidiaries of the Company in favor of Cornell Capital	Incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.13	Warrant issued by the Company to Cornell Capital dated May 13, 2005	Incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.14	Master Agreement for Services between Sprint Communications Company L.P. and Kite Broadband, LLC, dated May 20, 2005*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005.

10.15	Executive Employment Agreement dated September 1, 2005, between James L. Magruder, Jr. and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 9, 2005.

20.1	Letter from Jay O. Wright, President and Chief Executive Officer of the Company to the Stockholders, dated April 21, 2005	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2005

21.1	Subsidiaries of Registrant	Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB filed on November 14, 2005.

31.1	Certification by Jay O. Wright, Chief Executive Officer, pursuant to Rule 13a-14(a)	Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB filed on November 14, 2005.

31.2	Certification by Kurt Gordon, Chief Financial Officer, pursuant to Rule 13a-14(a)	Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB filed on November 14, 2005.

32.1	Certification by Jay O. Wright and Kurt Gordon, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB filed on November 14, 2005.

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