Form 10QSB/A
period 2005-12-31
MOBILEPRO CORP
filed 2006-05-11
CIK 769592

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

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

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
MARCH 31, 2005 AND DECEMBER 31, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2005	December 31, 2005
	(audited)	(unaudited)

CURRENT LIABILITIES
Current portion of convertible debenture	$-	$3,500,000
Current portion of notes payable	25,535,263	6,817,581
Accounts payable and accrued expenses	19,863,088	16,873,156
Liability for common stock to be issued	-	53,167
Deferred revenue	3,470,731	4,442,492

Total Current Liabilities	48,869,082	31,686,396

LONG-TERM LIABILITIES
Convertible debenture, net of unamortized debt discount of $602,452 and current portion	-	10,897,548
Notes payable and other long-term liabilities, net of current maturities	999,196	800,659

Total Long-Term Liabilities	999,196	11,698,207

TOTAL LIABILITIES	49,868,278	43,384,603

MINORITY INTERESTS	600,000	3,799,605

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 20,035,425 shares authorized and 35,378 shares issued and outstanding at March 31, 2005 and December 31, 2005	35	35
Common stock, $.001 par value, 1,500,000,000 shares authorized and 355,918,011 and 432,161,235 shares issued and outstanding at March 31, 2005 and December 31, 2005	355,918	432,161
Additional paid-in capital	43,195,250	62,126,473
Additional paid-in capital, stock warrant	-	853,200
Accumulated deficit	(21,196,550)	(27,209,190)

Total Stockholders' Equity	22,354,653	36,202,679

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,822,931	$83,386,887

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

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Nine Months Ended December 31,
	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,460,090)	$(6,012,640)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment	-	3,764,429
Depreciation and amortization	1,290,212	3,163,689
Restructuring costs	-	1,335,612
Noncash interest expense	375,150	536,810
Minority interests	-	192,507
Investments received for services	(450,000)	-
Other	15,000	38,019
Changes in assets and liabilities
Decrease in accounts receivable	1,011,676	1,359,448
(Increase) decrease in other current assets	743,283	(1,046,675)
(Increase) in other assets	(90,377)	(725,039)
Increase (decrease) in accounts payable and accrued expenses	4,055,926	(5,351,928)
Increase in deferred revenue	431,247	95,353
Total adjustments	7,382,119	3,362,225

Net cash provided by (used in) operating activities	1,922,027	(2,650,415)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	-	(6,778,129)
Cash paid for acquisitions	(32,960,500)	(4,973,122)
Cash received in acquisition of subsidiaries	5,827,223	1,046,111
Capital expenditures, net	(1,384,688)	(2,674,904)

Net cash (used in) investing activities	(28,517,965)	(13,380,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings/(payments) under convertible debenture, net	-	15,000,000
Borrowings under acquisition bridge loan	15,200,000	-
Payments on acquisition bridge loan	(2,200,000)	(13,000,000)
Borrowings/(payments) under notes payable, net	4,208,449	(4,902,372)
Investment by minority interests	-	3,612,525
Debt financing fees	-	(1,295,000)
Proceeds from common stock issuances	13,098,406	16,906,222

Net cash provided by financing activities	30,306,855	16,321,375

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

Customer Contracts and Relationships

In connection with the acquisition of certain customer rights under an agreement with Sprint Communications Company L.P. (“Sprint”), the Company made an up-front payment of $6,578,550, after adjustment for the difference in the closing number of customers subscribing to the service as compared to a target subscriber number. Accordingly, the amount of this payment, which is also net of the portion allocated to the value of the tangible assets and adjusted to include payments for legal and direct professional advisory fees, was capitalized and allocated between the value ascribed to the initial three-year term of the agreement with Sprint and the value ascribed to the bargain purchase option (see Note 5). These amounts ($1,966,200 and $4,612,350, respectively) were included in other assets in the accompanying balance sheet at December 31, 2005. The amount assigned to the initial term of the agreement is being amortized on a straight-line basis over the three-year term. The Company has estimated the total life of this arrangement to be ten years based upon an analysis of the operating history of the base and the average monthly disconnects. The Company intends to evaluate the value of these intangible assets for potential impairment at least annually and to adjust both the asset values and the prospective life in the future if determined necessary. For the three months ended December 31, 2005, amortization expense was $165,702. Amortization expense of $331,053 was included in the statement of operations for the nine months ended December 31, 2005, representing the amount of amortization recorded by Kite since it began operations on July 1, 2005.

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

The Debenture bears interest at an annual rate of 7.75% and is due and payable in the following installments over a three-year period: $500,000 due on November 15, 2005; $1,500,000 due on May 15, 2006; $1,000,000 due on each of August 15, 2006, November 15, 2006 and February 15, 2007; $2,000,000 due on each of May 15, 2007, August 15, 2007, November 15, 2007 and February 15, 2008; and the remaining $2,500,000 due on May 15, 2008. The interest payable under the Debenture is due at the time of conversion or maturity; the holder of the Debenture may elect to receive the interest in cash or in the form of common stock of Mobilepro. The Company satisfied its obligations to make the $500,000 payment due in November 2005 and to pay accrued interest in the amount of $600,625. Until the Debenture is repaid in full, Cornell Capital may elect to convert any portion of the outstanding principal amount of the Debenture, plus accrued interest, into shares of common stock of Mobilepro at a conversion price of $0.30 per share. The conversion price of the Debenture may be adjusted if the Company issues additional equity or instruments convertible into equity in connection with a transaction such as a stock dividend or a stock split pursuant to a formula included in the Debenture. For the three-month and nine-month periods ended December 31, 2005, the amount of interest expense related to the Debenture, based on the stated interest rate, was $297,897 and $758,651, respectively. Unpaid interest included in accrued liabilities at December 31, 2005 was $158,026.

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

On October 21, 2005, the Company borrowed $2,500,000 from Cornell Capital under a note payable in 150 days, with interest applied at an annual rate of 8%.

During the nine month periods ended December 31, 2004 and 2005, the Company made total note reduction payments of $13,000,000 and $13,700,000, respectively.

Interest expense, based on the stated rates of interest, on the notes payable to Cornell Capital was $470,639 and $149,266, respectively, for the three months ended December 31, 2004 and 2005, and $470,639 and $581,627, respectively, for the nine months ended December 31, 2004 and 2005. Accrued and unpaid interest at December 31, 2005 related to these notes was $269,183.

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

In the nine-month periods ended December 31, 2004 and 2005, draws under the SEDA totaled $9,213,907 and $17,409,222, respectively. The Company has advanced 120,000,000 shares of its common stock to the escrow agent in accordance with the terms of the SEDA since the inception of the SEDA. In the nine-month periods ended December 31, 2004 and 2005, 52,253,547 and 77,803,600 shares of common stock, respectively, were issued to Cornell Capital by the escrow agent.

The SEDA replaced a similar equity line of credit arrangement with Cornell Capital that was negotiated in May 2002 and that was intended to provide up to $10 million in equity financing to the Company. In the nine months ended December 31, 2004, the Company drew $3,800,000 from Cornell Capital in accordance with this arrangement and advanced 10,000,000 shares of its common stock to the escrow agent. During the nine months ended December 31, 2004, 18,298,438 shares of common stock were issued to Cornell Capital under this arrangement.

The discounts provided to Cornell Capital upon the sale of  shares of common stock, amounting to $90,021 and $84,889 in the three-month periods ended December 31, 2004 and 2005, respectively, and $375,150 and $291,956 in the nine-month periods ended December 31, 2004 and 2005, respectively, were included in interest expense.

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

During the nine months ended December 31, 2005, the Company issued 55,000,000 shares of common stock to the escrow agent for use under the SEDA.

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

NOTE 15-SEGMENT INFORMATION

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

NOTE 13-SUBSEQUENT EVENTS

On January 31, 2006, the Company acquired the 49% minority interest in Kite in an all stock transaction for 90,000,000 shares of the Company’s common stock (subject to certain post-closing adjustments). Effective at the closing, Mr. Jerry Sullivan, the Chief Executive Officer of Kite, was named President and Chief Operating Officer of the Company and Chief Executive Officer of the Company’s wireless networks business.

Subsequent to December 31, 2005, the Company drew $1,200,000 under the SEDA. Cornell Capital received 5,489,985 shares of the Company’s common stock in connection with the draws.

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

Because of the increased pace in the emergence of municipal wireless networking opportunities, we have accelerated our business development efforts in this market. Including the operating costs being incurred to support the Tempe network, total operating expenses for NeoReach Wireless in the three months and nine months ended December 31, 2005 were $513,773 and $1,391,701, respectively. In order to complete the Tempe network, we estimate that capital expenditures will approximate $2,500,000 including the development of the deployment plan, networking equipment (i.e., antennas, transmitters and network routers) and equipment installation. To date, we have acquired networking equipment at a total cost of approximately $839,000 for the Tempe wireless network.

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

We see opportunity for growth in the emerging market presented by municipally sponsored broadband wireless networks. Our acquisition strategy of the last two years has been executed, in part, with the objective of establishing a viable telecommunications company with sufficient credibility to be considered for selection by cities for the deployment, ownership and management of broadband wireless networks. The initial indication of the effectiveness of our business plan execution was the selection by Tempe, Arizona, of NeoReach Wireless for its network. Subsequently, we were selected by five other cities for the deployment, ownership and management of such networks. However, the ramp-up time from selection to the completion of deployment can exceed six months. As a result, we have incurred significant costs related to this business before the Tempe deployment is completed, and therefore before any significant revenues are expected. The capital equipment costs for the Tempe network are expected to approximate $2,500,000. Operating costs for NeoReach Wireless, currently running at a monthly rate of approximately $200,000, were approximately $1,392,000 for the nine months ended December 31, 2005.

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

Interest Expense

Interest expense, net, was $582,785 for the three-month period ended December 31, 2005 compared with $905,896 in the comparable period of the prior year. During the prior year period, we closed two significant acquisitions resulting in a significant increase in borrowings from Cornell Capital and Airlie. Most significantly, the purchase consideration for the acquisition of Davel in November 2004 included $14 million cash. These funds were provided by the proceeds of the acquisition bridge loan from Airlie. We used funds borrowed from Cornell Capital to provide the $8 million cash portion of the CloseCall purchase consideration. Since the end of last year’s quarter, significant amounts of the Cornell Capital borrowings have been retired and the proceeds provided by the Debenture allowed us to retire the Airlie bridge loan in May 2005. The effect of this financing activity on interest expense for the quarter ended December 31, 2004 was interest related to notes payable to Cornell Capital and the bridge loan in the amounts of $470,639 and $389,211, respectively. Interest expense for the current quarter included interest expense related to notes payable to Cornell Capital of only $149,266. Interest expense for the current quarter related to the Debenture, including the debt discount amortization, was approximately $397,000.

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

Adjusted EBITDA Presentation

EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, and in the case of Adjusted EBITDA, before goodwill impairment and restructuring charges. EBITDA is not a measurement of financial performance under GAAP. However, we have included data with respect to EBITDA because we evaluate and project the performance of our business using several measures, including EBITDA. The computations of Adjusted EBITDA for the preceding quarter ended September 30, 2005, and for the three-month periods ended December 31, 2005 and 2004 were as follows.

	For the Three Months Ended September 30,	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2005	2005	2004	2005

Net Income (Loss)	$523,900	$(6,955,732)	$(2,954,890)	$(6,012,640)
Add non-EBITDA items included in net results:
Depreciation and amortization	1,047,319	1,293,993	792,717	3,163,689
Interest expense, net	698,335	582,785	905,896	2,213,295
Goodwill impairment and restructuring costs	-	5,100,041	-	5,100,041

Adjusted EBITDA	$2,269,554	$21,087	$(1,256,277)	$4,464,385

The significant decline in Adjusted EBITDA from September 30 to December 31, 2005 was due to the loss incurred from operations in the current quarter before the nonrecurring charges. Our negative EBITDA in the third quarter of the prior fiscal year was primarily attributable to acquisition costs and the smaller scale of operations in the prior year.

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

The investments in STI and Texas Prototypes were classified as other assets and were included in our consolidated balance sheets at March 31, 2005 and December 31, 2005 in the amounts of $150,000 and $300,000, respectively.

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

Interest Expense

Interest expense, net, was $2,213,295 for the nine-month period ended December 31, 2005 compared with $1,232,280 in the comparable period of the prior year. Since the end of last year’s quarter, we have continued to use funds provided by Cornell Capital, enabling us to acquire AFN and InReach, to invest in Kite and to the fund the operations of NeoReach Wireless. In addition, as described above, we issued a Debenture to Cornell Capital in the amount of $15,500,000 in May 2005, retiring the Airlie bridge loan. As a result of the financing activity, the major components of interest expense for the current year included approximately $874,000 related to notes payable to Cornell Capital (including $291,956 in draw discounts), $381,225 related to the retired bridge loan, and approximately $1,009,000 related to the Debenture (including $250,748 in debt discount accretion). In the comparable quarter of the prior year, the major components of interest expense included approximately $845,000 related to notes payable to Cornell Capital (including $375,150 in draw discounts) and $389,211 related to the bridge loan.

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

Despite the current year net loss, we have generated Adjusted EBITDA, as calculated above, in the amount of $4,464,385 for the nine months ended December 31, 2005.

Liquidity and Capital Resources

During the nine-month period ended December 31, 2005, our balance of unrestricted cash and cash equivalents increased by $290,916 to $4,960,703.

Net cash used in operations during the nine months ended December 31, 2005 was $2,650,415. We have used net cash of $13,380,044 in connection with investing activities. We paid $6,778,129 in cash for the acquisition of intangible assets, including $6,578,550 for the acquisition of certain customer rights under the Sprint Agreement, and we paid $3,927,011 in net cash in connection with acquisitions during the current year, including the acquisitions of AFN and InReach. We made capital expenditures during the current year totaling $2,674,904.

Our financing activities during the current year provided net cash of $16,321,375. The net proceeds of the Debenture with Cornell Capital, in the amount of $14,205,000, enabled us to retire the Airlie bridge loan in May 2005 with the payment of the principal amount of $13,000,000. Proceeds received from the sale of shares of common stock, primarily pursuant to the provisions of the SEDA, totaled $16,906,222. In addition, $3,612,525 in cash was contributed by the minority interests in June 2005 in connection with the formation of Kite. During the period, we used cash to retire $4,902,372 in note payable balances, and to make the scheduled Debenture maturity payment of $500,000.

In the corresponding period of the prior year, the balance of cash and cash equivalents increased by $3,710,917. Cash was provided by operations in the amount of $1,922,027, primarily due to an increase in accounts payable and accrued liabilities of $4,055,926. In the current year, the balance of accounts payable and accrued liabilities has been reduced by $5,351,928.

Financing activities during the prior year provided net cash of $30,306,855. In connection with our investing activities during the same prior year period, we used $28,517,965 in cash. Primarily from Cornell Capital, we received total proceeds of $13,098,406 from the sale of shares of common stock, and net proceeds of $4,208,449 from borrowings under notes payable. In addition, the Company received $15,200,000 in funds under an acquisition bridge loan from Airlie Opportunity Master Fund (with $2,200,000 repaid subsequent to closing) that were used to provide most of the $14,000,000 in cash that was paid to the former owners of Davel at closing. In addition, the Company used cash in the amount of $8,000,000 in order to close the acquisition of CloseCall, and a total of $10,960,500 in connection with the acquisition of Affinity, US1 and eight ISPs. In total, the Company obtained $5,827,223 in cash with the acquisitions during the period. The Company spent $1,384,688, net, in capital expenditures during the period.

Our primary liquidity and capital resource needs are to finance the costs of our acquisitions, to fund the operating costs and equipment requirements of our emerging wireless networks business, to support our other operating activities, to make capital expenditures and to service our debt. Over the twenty-one month period ended December 31, 2005, we have depended primarily on funds provided by Cornell Capital to meet our financing needs. Under a series of draw and borrowing transactions with Cornell Capital, we have obtained approximately $34,600,625 in financing since April 1, 2004, and have issued 155,333,281 shares of our common stock pursuant to the provisions of the Cornell Capital SEDA and the terminated equity line of credit. In addition, proceeds of $15,500,000 were provided to us in the current year through the issuance of the convertible debenture to Cornell Capital. As discussed above, we used a substantial portion of these proceeds to complete the acquisition of seventeen (17) companies since April 1, 2004, and to retire the remaining $13,000,000 balance of the acquisition bridge loan. We have also used our common stock as consideration in connection with a number of acquisitions. In the last twenty-one months, we have issued common stock valued at approximately $14,556,406 in connection with our acquisitions.

As of December 31, 2005, the actual amount of funds available for future needs under the SEDA was determined as follows:

SEDA Activity and Availability	Amounts

Amounts drawn under the SEDA to date	$26,623,129

Total number of shares of common stock registered for the SEDA	250,000,000
Less -- Number of shares of common stock issued to date under the SEDA	(130,057,147)
Total number of shares of common stock available for future draws	119,942,853
Funds available under the SEDA based on the number of shares of common stock available and a price per share of $0.23	$27,586,856

Although we have drawn $26,623,129 in funds under the $100 million SEDA, based on the remaining number of shares registered for the benefit of Cornell Capital, there were $27,586,856 in additional funds available for future draws under the SEDA for future needs. Draws and conversions subsequent to December 31, 2005 (through February 3, 2006) have reduced the funds available under the SEDA to $26,324,160. The term of the current SEDA expires on May 19, 2006. The Debenture agreement requires that, if the total amount of debt payable to Cornell Capital exceeds $4,000,000 at the SEDA expiration date, we must renew the SEDA. Failure to renew the SEDA would represent a default of the terms of the Debenture.

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

Our ability to achieve organic revenue growth is dependent upon the success of long-term projects, such as our wireless initiatives, that require us to incur   significant up-front costs.  We expect to confront multiple challenges in reaching the point where significant revenues are provided by this business. For example, the securing of a city contract is a multi-step process that can take over six months to complete, including a pilot demonstration, the RFP preparation, response and evaluation, contract negotiation, development of the deployment plan, and equipment installation and testing. Although we attempt to minimize development risks by carefully analyzing demographics, topography, climate and other factors, each project includes the utilization of newly developed transmission equipment. For example, operating costs incurred by NeoReach Wireless in the current year approximate $1,392,000, and we expect that the cost of the equipment required for the completion of the Tempe network will approximate $2,500,000 million. Further, in order to generate revenues from these projects, we will be required to successfully complete marketing efforts to obtain individual subscribers willing to pay us for wireless Internet service and negotiate contracts with large Internet service providers allowing them use of the network.

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

If We Are Unable to Raise Additional Capital, We May Be Unable to Make Acquisitions or to Fund Our Future Operations

We have relied almost entirely on external financing to fund our operations and acquisitions to date. We have been particularly reliant on funds provided by Cornell Capital. Such financing has historically come from a combination of borrowings and sale of common stock. As of February 3, 2006, we have drawn a total of $27,823,129 in funds under the SEDA resulting in the issuance of approximately 135,547,132 shares of our common stock to Cornell Capital. We registered 250,000,000 shares of our common stock for resale by Cornell Capital in May 2004. Based on the closing price of our common stock on February 3, 2006 ($0.230 per share), approximately 114,452,868 shares would be available for the conversion of future draws, representing approximately $26,324,160 in remaining funds available under the SEDA. At December 31, 2005, we believe that Cornell Capital owned approximately 1.2% of our outstanding common stock.   Future funding from Cornell Capital under the SEDA may be unavailable if Cornell Capital holds more than 9.9% of our outstanding common stock at the time financing is needed. In addition, the term of the current SEDA expires in May 2006.

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

According to the terms of the Davel acquisition, the former secured lenders of Davel, subject to certain limitations addressed below, have agreed to reimburse the Company for the litigation cost and any losses resulting from the Gammino lawsuit. The former secured lenders have agreed to fund such costs from future Regulatory Receipts that were assigned to them by Davel. The Regulatory Receipts are being deposited into a third-party escrow account and used to reimburse the Company for costs incurred in connection with the litigation. The secured lenders are not required to fund the escrow account or otherwise reimburse the Company for amounts, if any, in excess of actual Regulatory Receipts collected. Any amount remaining in the escrow account at the conclusion of the litigation is to be distributed to the former secured lenders. Subsequent to March 31, 2005, the Company has received significant Regulatory Receipts, which are being held in escrow. These funds can be used to reimburse the Company for costs incurred in defending or settling the litigation matter. We believe that there are sufficient funds in the escrow account to pay both our legal costs incurred in the defense against the plaintiff’s infringement claims and any potential judgment that we believe could reasonably be expected. There is a potential exposure of the Company to the $7,500,000 claim in the event that the Regulatory Receipts that are being held in escrow are insufficient to cover any potential judgment against the Company should it be found liable for the full monetary amount the plaintiff is seeking.

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

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger by and among Registrant, Neoreach, Inc., Transcordia Acquisition Corp., Transcordia, LLC and its Unit Holders, dated April 2005	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005.
2.2	Agreement and Plan of Merger by and among Registrant, Neoreach, Inc., Neoreach Wireless, Inc., Evergreen Open Broadband Corporation, and Certain Shareholders	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005.
2.3	Agreement and Plan of Merger, dated June 30, 2005, by and among the Registrant, AFN Acquisition Corp., American Fiber Network, Inc. and the Bethell Family Trust	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005.
10.1	Amendment No. 1 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated April 20, 2005	Incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-KSB filed June 28, 2005.
10.2	Amendment No. 2 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated May 26, 2005	Incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-KSB filed June 28, 2005.
10.3	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2005.
10.4	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Kurt Gordon and the Company	Incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB filed June 28, 2005.
10.5	Amended and Restated Executive Employment Agreement, dated June 16, 2005 by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-KSB filed June 28, 2005.
10.6	Amended and Restated Executive Employment Agreement, dated June 16, 2005, between Geoffrey Amend and the Company	Incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-KSB filed June 28, 2005.
10.7	Securities Purchase Agreement, dated as of May 13, 2005, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-KSB filed June 28, 2005.
10.8	Secured Convertible Debenture, issued on May 13, 2005 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-KSB filed June 28, 2005.
10.9	Amended and Restated Collateral Assignment of Intellectual Property Rights, made as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-KSB filed June 28, 2005.
10.10	Amended and Restated Security Agreement, dated as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-KSB filed June 28, 2005.
10.11	Investor Registration Rights Agreement, dated as of May 13, 2005 by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-KSB filed June 28, 2005.

10.12	Amended and Restated Guaranty Agreement, dated as of May 13, 2005, made by each of the direct and indirect subsidiaries of the Company in favor of Cornell Capital	Incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-KSB filed June 28, 2005.
10.13	Warrant issued by the Company to Cornell Capital dated May 13, 2005	Incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-KSB filed June 28, 2005.
10.14	Master Agreement for Services between Sprint Communications Company L.P. and Kite Broadband, LLC, dated May 20, 2005*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005.
10.15	Executive Employment Agreement dated September 1, 2005, between James L. Magruder, Jr. and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 9, 2005.
10.16	Executive Employment Agreement dated February 1, 2006, between Jerry M. Sullivan, Jr. and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed February 13, 2006.
20.1	Letter from Jay O. Wright, President and Chief Executive Officer of the Company to the Stockholders, dated April 21, 2005	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2005
21.1	Subsidiaries of Registrant	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB filed on February 14, 2006.
31.1	Certification by Jay O. Wright, Chief Executive Officer, pursuant to Rule 13a-14(a)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB filed on February 14, 2006.
31.2	Certification by Kurt Gordon, Chief Financial Officer, pursuant to Rule 13a-14(a)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB filed on February 14, 2006.
32.1	Certification by Jay O. Wright and Kurt Gordon, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB filed on February 14, 2006.

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