Form 10KSB
period 2006-03-31
MOBILEPRO CORP
filed 2006-06-29
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2006

Commission File Number 000-51010

MOBILEPRO CORP.
(Name of Small Business Issuer in Its Charter)

DELAWARE	87-0419571
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6701 Democracy Boulevard, Suite 202, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(301) 315-9040
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. 

Mobilepro’s revenues for its most recent fiscal year were $99,013,467.

As of May 31, 2006, the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $0.20 for the common stock as quoted on that date) was approximately $110,202,000.

As of June 26, 2006, the Company had 588,688,574 shares of its common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on August 18, 2006 are incorporated by reference in Part III.

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

We market and sell our integrated communications services through 11 offices in eight states and we service over 155,000 billed accounts representing over 270,000 equivalent subscriber lines including approximately 140,000 local and long-distance telephone lines, 62,000 dial-up lines, 6,000 broadband lines, approximately 6,000 cellular lines and over 18,000 wireless broadband customers. We also bill subscribers for other service offerings including e-mail accounts and web hosting. We own and operate approximately 34,800 payphones predominantly located in 44 states and the District of Columbia.

The adoption of initiatives by cities to create areas within city limits where residents, visitors, students, and businesses can obtain wireless access to the Internet has created increased interest in so-called wireless access zones. We are concentrating efforts on the deployment, management and ownership of such municipally sponsored wireless access zones. To date, we have been selected by eight (8) municipalities for pilot or complete projects. The deployment of our first network in Tempe, Arizona was substantially completed in February 2006. To date, material revenues have not been provided from this business.

Our revenues are generated through three of our four business reporting segments:

Wireless Networks
Our broadband wireless network deployment efforts are being conducted by our wholly owned subsidiary, NeoReach, Inc., (“NeoReach”), and its subsidiary, Kite Networks, Inc. (formerly, NeoReach Wireless, Inc.). This segment also includes the operations of Kite Broadband, LLC (“Kite Broadband”), a wireless broadband Internet service provider located in Ridgeland, Mississippi.

Voice Services
Our voice services segment is led by CloseCall America, Inc. (“CloseCall”), a Competitive Local Exchange Carrier (“CLEC”, which is a term applied under the Telecommunications Act of 1996 to local telephone companies which compete with incumbent local telephone companies) based in Stevensville, Maryland; American Fiber Network, Inc. (“AFN”), a CLEC based in Kansas City, Kansas; and Davel Communications, Inc. (“Davel”), an independent payphone provider based in Cleveland, Ohio. CloseCall offers our customers a full array of telecommunications products and services including local, long-distance, 1-800-CloseCall anytime/anywhere calling, digital wireless, high-speed telephone (voice over IP), and dial-up and DSL Internet services. AFN is licensed to provide local access, long distance and/or Internet services throughout the United States. Davel is one of the largest independent payphone operators in the United States.

Internet Services
Our Internet services segment is led by DFW Internet Services, Inc. (“DFW”, doing business as Nationwide Internet), an Internet services provider (“ISP”) based in Irving, Texas, its acquired Internet service provider subsidiaries and InReach Internet, Inc. (“InReach”), a full service ISP located in Stockton, California that we acquired on November 1, 2005. Our Internet services segment provides dial-up and broadband Internet access, web-hosting services, and related Internet services to business and residential customers in over 40 states.

Corporate
Our corporate reporting segment serves as the holding company of the operating subsidiaries that are divided among the other three business reporting segments, provides senior executive and financial management, and performs corporate-level accounting, financial reporting, and legal functions. Occasionally, its employees may provide services to customers resulting in the recognition of consulting service revenues.

Revenues for the reportable business segments for the fiscal years ended March 31, 2006 and 2005 were as follows:

Business Segment	2006	2005

Voice Services	$72,356,453	$32,009,084
Internet Services	16,940,513	13,884,060
Wireless Networks	9,716,501	-
Corporate	-	615,000
Total Revenues	$99,013,467	$46,508,144

The revenues for each business segment, expressed as a percentage of total revenues for the respective years, were as follows:

Business Segment		2006	2005

Voice Services	%	73.1%	68.8%
Internet Services		17.1	29.9
Wireless Networks		9.8	-
Corporate		-	1.3
Total Revenues	%	100.0%	100.0%

The revenues of the voice services business segment are provided primarily by the operations of Davel and CloseCall. Davel’s revenues represented approximately 56% and 41% of voice services revenues and consolidated revenues, respectively, for the fiscal year ended March 31, 2006. CloseCall’s revenues represented approximately 37% and 27% of voice services revenues and consolidated revenues, respectively, for the fiscal year ended March 31, 2006.

The costs of the network services that we provide to our customers are comprised primarily of telecommunications charges, including data transmission and database access, leased digital capacity charges, circuit installation charges, and activation charges. The costs of database access, circuits, installation charges and activation charges are based on fixed fee and/or measured services contracts with local exchange carriers, inter-exchange carriers and data services providers. The cost of providing services to our customers also includes salaries, equipment maintenance and other costs related to the ongoing operation of our network facilities. Our other operating expenses include costs related to sales, marketing, administrative and management personnel; outside legal, accounting and consulting services; advertising and occupancy expenses; and other costs of being a publicly traded company, including legal and audit fees, insurance premiums and board of director fees.

Substantially, our business has been built through acquisitions. We expect that future revenue growth will occur largely through the consummation of additional acquisitions, the growth of our CLEC businesses, and the deployment, ownership and management of broadband wireless networks that we expect to provide subscription and advertising revenues. We do not expect our payphone or dial-up Internet businesses to show meaningful growth in future years due to strong industry trends, which reflect a decline in customer demand for such services.

Prior to January 2004, we were a development stage company. Although we were incorporated only five years ago, we have undergone a number of changes in our business strategy and organization. In June 2001, we focused our business on the integration and marketing of complete mobile information solutions to meet the needs of mobile professionals. In April 2002, we acquired NeoReach and shifted our focus toward solutions supporting the third generation wireless market that provides broadband to allow faster wireless transmission of data, such as the viewing of streaming video in real time. We shifted our business strategy in December 2003 with a new management team, expanding significantly the scope of our business activity to include Internet access services, local and long distance telephone services and the ownership and operation of payphones. In 2005, we began to invest in the business of deploying broadband wireless networks and providing wireless network access services in wireless access zones to be primarily located in municipality-sponsored areas. As indicated above, we entered these businesses primarily through acquisitions. We have completed twenty-one (21) acquisitions within the last twenty-seven (27) months. Accordingly, our experience in operating our current businesses is limited. The Company has lost money historically. For the fiscal years ended March 31, 2006 and 2005, we incurred net losses of $10,176,407 and $5,359,722, respectively.

Our strategy is largely unproven and the revenue and income potential from our strategy is uncertain. We may encounter risks and difficulties frequently encountered by companies that have grown rapidly through acquisition, including the risks described elsewhere in this report. Our business strategy may not be successful and we may not be able to successfully address these risks.

Mobilepro Corp. (“Mobilepro”) was incorporated under the laws of Delaware in July 2000 and, at that time, was focused on the integration and marketing of complete mobile information solutions that satisfied the needs of mobile professionals. In June 2001, Mobilepro merged with and into CraftClick.com, Inc. (“CraftClick”), with CraftClick remaining as the surviving corporation. The name of the surviving corporation was subsequently changed to Mobilepro Corp. on July 9, 2001. CraftClick had begun to cease its business operations in October 2000, and ultimately disposed of substantially all of its assets in February 2001.

On March 21, 2002, Mobilepro entered into an Agreement and Plan of Merger with NeoReach, a private Delaware company, pursuant to which a newly formed, wholly owned subsidiary of Mobilepro merged into NeoReach in a tax-free transaction. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach is now a wholly owned subsidiary of Mobilepro.

DFW is the principal operating subsidiary within our Internet services division. On January 20, 2004, we acquired DFW. Since then, we have acquired nine additional Internet service businesses that operate as subsidiaries of DFW and, on November 1, 2005, we acquired the business of InReach.

On October 15, 2004, we closed our acquisition of CloseCall, which further established our commitment to the provision of voice services. One month later, we closed our acquisition of Davel. On June 30, 2005, we acquired AFN.

In June 2005, we participated in the formation of Kite Broadband, a wireless broadband Internet service provider, resulting in the 51% ownership of this venture. Kite Broadband intends to establish a nationwide presence through the pursuit of acquisitions and other growth opportunities in the wireless broadband industry. On January 31, 2006, we acquired the remaining 49% of Kite Broadband and 100% of the outstanding common stock of Kite Networks, Inc.

On March 31, 2006, we merged Kite Networks, Inc. with and into NeoReach Wireless, Inc. and changed the name of the combined entity to Kite Networks, Inc. (“Kite Networks”).

Our principal executive offices are located at 6701 Democracy Boulevard, Suite 202, Bethesda, MD 20817 and our telephone number at that address is (301) 315-9040. We maintain a corporate web site at www.mobileprocorp.com. We make available free of charge through our web site our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The contents of our web site are not a part of this report. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements, and other information regarding Mobilepro.

Geographic Markets

Through our various businesses, we provide service to customers located throughout the United States. However, certain portions of our consolidated business are concentrated in certain geographic markets. For example, the business of CloseCall is concentrated in the mid-Atlantic region of the country. Although Davel has payphones located across the United States 25,541 or 73%, of the payphones are located in warm climate states of the southwest, southeast and west; 9,300 or 27% of the payphones are located in Midwest, Northwest, and Northeast sections of the country, with usage during the winter months thereby negatively affected by the cold climate. The Internet services business provides service to customers that are primarily located in the states of Texas, Arizona, Louisiana, Kansas, Missouri, Wisconsin, Ohio, Washington and California.

Recent Developments

Wireless Networks

In April 2005, we were selected by the city of Tempe, Arizona, to deploy, own and manage a city-wide broadband wireless access network covering 40 square miles and serving a population of approximately 160,000 people. The network reaches approximately 65,000 households, 1,100 businesses, 50,000 students, and the annual visitors to Tempe. The completed network enables a range of free and fee-based services and provides secure high-speed access to data, voice, and video throughout the coverage area. The network also provides municipal services to the city’s police, fire, emergency, and administrative personnel. Subscription services are offered on a monthly, daily, and hourly basis and will allow access to multiple Internet service providers. The network was substantially completed in February 2006. In August 2005, we executed a definitive, fifteen-year agreement with the city, including a base period of five years and two five-year extensions, for the deployment, ownership, and management of the wireless network.

In May 2005, the foundation of our operation in Tempe was obtained when NeoReach Wireless (renamed Kite Networks in March 2006) acquired Transcordia, LLC, d/b/a/ WazAlliance, a network of metro-wide commercial and residential wireless Internet access zones for a purchase price, subject to post closing adjustments, of $257,500, payable in the form of $188,500 in common stock and $69,000 cash. We have expanded this operation as it focuses its efforts on the design and deployment of the Tempe wireless network.

In June 2005, we acquired Evergreen Open Broadband (“Evergreen”), a wholesale wireless Internet service provider based in Boston, Massachusetts, with the issuance of 1,505,360 shares of our common stock, valued in the amount of approximately $231,000, and the assumption of approximately $30,000 in certain liabilities. Evergreen provided to us a developed scoring model that we now utilize to evaluate municipal wireless network opportunities. The model considers a variety of factors in the areas of demographics, climate and topography in rating a city as a desirable opportunity for our business development activities. Evergreen will operate as part of Kite Networks Evergreen actively participated in our bidding for Tempe and is involved with business development opportunities represented by numerous other citywide wireless network projects that are pending or under consideration.

Because of the increased pace in the emergence of municipal wireless networking opportunities, we have accelerated our business development efforts in this market. Including the operating costs being incurred to support the Tempe network, total operating expenses for Kite Networks in the year ended March 31, 2006 were $1,960,256. In order to complete the Tempe network, we estimate that capital expenditures will exceed $2,900,000 including the development of the deployment plan, networking equipment (i.e., antennas, transmitters and network routers) and equipment installation. To date, we have acquired networking equipment at a total cost of approximately $2,700,000 for the Tempe wireless network.

The cities of Chandler, Yuma and Gilbert, Arizona; Farmers’ Branch, Texas; Brookline, Massachusetts; Akron, Ohio and Cuyahoga Falls, Ohio, have also selected us for the proposed deployment, ownership and management of their planned wireless networks. Currently, we are negotiating definitive contracts and/or developing pilot deployments with certain of these municipalities. We are aware of five other publicly-announced municipal wireless network projects that we have lost including Philadelphia, Pennsylvania, that was awarded to Earthlink, and Minneapolis, Minnesota, and Portland, Oregon, where we were not included as a finalist for the pending awards. On June 9, 2006, the Company announced that it would no longer pursue a project to establish a wireless broadband network for the City of Sacramento, California. The Company arrived at this decision after it determined that the demands made upon the Company by the city of Sacramento during contract negotiations were inconsistent with the Company’s current business model and the original award made by the city.

In June 2005, we invested $3,825,000 cash in connection with the formation of Kite Broadband resulting in a 51% ownership percentage. On June 30, 2005, Kite Broadband executed a Master Agreement for Services with Sprint under which Kite Broadband provides services to Sprint’s broadband customers in fourteen (14) metropolitan markets for a period of three years utilizing the Sprint mark. The agreement covers, among other things, the provisioning of certain customer-facing services, such as customer operations and call center management, sales, marketing, billing, collection, installation, and repair. Sprint continues to provide network support and transport services. The customers remain Sprint customers during the three-year term of the agreement. Upon expiration of the agreement, Kite Broadband will have the option to acquire the then existing customers pursuant to the terms of the agreement. All network and spectrum assets will remain the property of Sprint. On January 31, 2006, the Company acquired the 49% minority interest in Kite Broadband and 100% of the outstanding common stock of Kite Networks for 90,000,000 shares of the Company’s common stock subject to certain post-closing adjustments. Since June 30, 2005, Kite Broadband has generated revenues of approximately $9,669,091 and our share of Kite Broadband’s net income for this period was approximately $86,000.

Voice Services

During the current year, activities at CloseCall have been focused on the expansion of its telecommunications service offerings, and the securing of long-term agreements with local exchange carriers. CloseCall has also expanded its advertising programs in the current year. It uses print, signage, radio, and television advertising to market services to customers of certain local professional sports teams including the Baltimore Ravens, Baltimore Orioles, Ripken Baseball, Aberdeen Ironbirds, Frederick Keys, Bowie Baysox, and the Delmarva Shorebirds.

We offer our integrated communications services in a high-quality bundle to residential customers, and small to medium-sized businesses at attractive prices. When economically advantageous for us to do so, we seek to bundle our integrated communications services. Our targeted customers often will have multiple vendors for voice and data communications services, each of which may be billed separately. Unlike many of these vendors, we are able to provide a comprehensive package of local telephone, long distance, wireless phones, Internet access, and other integrated communications services. Our future business strategy will focus on the establishment of effective cross-selling programs in order to leverage the combined customer base of the voice and Internet service provider business segments, the effective delivery of such services and the provision of excellent customer service.

In the fiscal year ended March 31, 2006, we completed five-year commercial agreements with Verizon and SBC covering six and thirteen states, respectively. In addition, we executed a similar agreement with BellSouth covering nine states that runs through December 31, 2007. Completion of these agreements 1) allows the expansion of CloseCall’s overall geographic market, and the expansion and bundling of service offerings in these states including Florida, and 2) provides predictability of the pricing of wholesale services provided to us by these carriers during the terms of the agreements.

In the fiscal year ended March 31, 2006, we also completed two acquisitions intended to add revenues, profits and licensed coverage areas to our Voice Services segment. On June 30, 2005, we acquired AFN that added approximately 15,000 customer lines to our customer base. AFN is focused on four major customer segments - hotels and resorts, corporate housing, resort-area property management and other business services. The purchase consideration was $3,000,000, including 10,000,000 shares of our common stock and a cash payment of $1,500,000. Since its acquisition on June 30, 2005, AFN has provided revenue of approximately $6,230,000 and contributed net income of approximately $939,000. This operating profit was favorably affected by the timing of costs and expenses incurred by AFN’s affiliated service company during 2006. The service agreement expired on October 31, 2005. In September 2005, AFN acquired the assets of AllCom USA and their long distance and T-1 customers for $300,000 cash, providing an additional customer base for bundled services.

On September 30, 2005, Davel sold the majority of the payphones and certain related assets and liabilities of its Bronx, New York, field service office, representing 2,204 payphones, for a net selling price of $962,246. We recognized a $91,373 gain on the sale of the net assets, but we incurred $144,073 of exit and disposal activity costs associated with the closing of the field service office resulting in a net loss of $52,700. On the same date, Davel also entered into agreements with the purchaser of the New York payphones to acquire certain of its payphones in Florida and to maintain, to service and to collect Davel’s remaining payphones in the New York City area. In an agreement dated September 30, 2005, Davel acquired 2,240 payphones located in Florida for a net purchase price of $784,000. We expect that the purchase of the payphones in Florida will allow us to maintain a substantially similar level of revenues at a reduced level of operating expenses.

On or about May 10, 2006, Davel entered into an agreement with its operator service provider to, among other things, extend the term of its existing agreement through May 1, 2010. In consideration of the extension, the operator service provider granted Davel a credit in the amount of $600,000 to be applied against current and future monthly call charges incurred by Davel under the terms of the agreement.

In the third quarter of the current year, the voice services segment incurred an operating loss that was not expected. As a result, we reviewed the carrying values of the assets of this segment and determined that an adjustment for goodwill impairment was appropriate. We recorded an impairment charge in the amount of $1,818,910 related to Affinity Telecom, Inc. (“Affinity”), a CLEC business located in the state of Michigan that was acquired in August 2004. We have experienced a significant and steady loss of Affinity customers, and Affinity has incurred bad debt losses at a greater rate than in our other CLEC companies. The impairment charges represented approximately 84.5% of the goodwill related to Affinity.

Internet Services

During the current year, the activities of this operation have focused on the integration of the operations of the acquired companies comprising this business segment. The efforts are focused on combining service offerings, consolidating network operations and customer support locations, and reducing operating costs. As a result of this effort, we recorded a restructuring charge of $825,703 during the current year, including $393,312 related to the loss expected on the abandonment of leased facilities, $339,391 related to the loss expected upon the disposal of excess equipment, and $93,000 related to certain employees terminated in January 2006. The success of our overall growth strategy depends, in part, on our ability to transition customers to new Internet access services, especially broadband wireless. However, at present, dial-up subscribers represent the largest group of customers of the Internet services group. Although we are making significant efforts to provide quality service and to maintain the customer base, the erosion of this customer base is likely to continue.

During the year ended March 31, 2006, the Internet services segment incurred operating losses that were not expected. As a result, we reviewed the carrying values of the assets of this segment and determined that adjustments for goodwill impairment were appropriate. We recorded impairment charges totaling $2,627,634 related to the Internet services businesses previously purchased by the Company. The negative customer churn of dial up Internet service provider customers has exceeded our expectations, contributing to the net losses incurred by this segment during the current year. The impairment charges represented approximately 17.2% of the goodwill related to the ISP companies (excluding InReach).

In the fiscal year ended March 31, 2006, through cash payments and the conversion of note amounts into shares of our common stock, we retired notes payable related to ISP acquisitions in the amount of approximately $1,608,000, including, negotiated note reductions of approximately $220,000 relating to post closing purchase price adjustments.

On November 1, 2005, we completed the acquisition of InReach. The purchase price for InReach included $2,166,861 cash and 3,669,725 shares of common stock valued at $800,000. In connection with our acquisition of InReach, an additional $2,826,529 in goodwill was added to the balance sheet.

Corporate Activities

Since the beginning of the current fiscal year, we have attempted to strengthen our balance sheet in order to provide capital for acquisitions, to fund our Kite Networks operating needs (including the capital expenditures related to the build-out of municipal broadband wireless networks), and to improve our liquidity. We have increased stockholders’ equity to approximately $52.8 million with a cash balance of approximately $5.4 million at March 31, 2006. Total debt has been reduced from a balance of approximately $26,534,000 at March 31, 2005 to a balance of $19,110,621 at March 31, 2006. We are looking for opportunities to further improve those positions.

We extended debt maturities and reduced our interest cost in May 2005 when we issued a convertible debenture in the aggregate amount of $15,500,000 to Cornell Capital Partners, L.P. (“Cornell Capital”). We used a significant portion of the proceeds to pay in full the remaining $13,000,000 balance of a note payable that bore interest at the rate of 23% and was due on November 15, 2005. The retired note was the source of bridge financing for our acquisition of Davel. The debenture is payable in installments over a three-year period, with $4,500,000 classified as a current liability at March 31, 2006, and bears interest at an annual rate of 7.75%. We are currently negotiating with Cornell Capital the terms of an amendment to the repayment schedule of this note, which negotiations we expect to complete prior to August 2006. Failure to successfully consummate the amendment in a favorable manner could have a material adverse effect on our liquidity and our business.

On May 13, 2004, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital that provided, generally, that Cornell Capital would purchase up to $100 million of the common stock of Mobilepro over a two-year period, with the time and amount of such purchases, if any, at the Company’s discretion. On May 19, 2006, the SEDA expired following the end of its two-year term. The Company drew approximately $39 million from the SEDA during its two-year term.

On June 6, 2006, the Company terminated its exclusive financial advisory agreement with Ryan Beck & Co., Inc. that it executed on December 12, 2005.

In a letter to our stockholders dated October 17, 2005, Mr. Wright stated that he would continue to buy Mobilepro common stock on the open market and increase his buying program by more than 50%, effective November 1, 2005, in the event that the market price of our common stock remained below $0.30 per share. Under his 10b5-1 buying program, Mr. Wright committed to monthly purchases of our common stock in the amount of $5,000 in the event our stock price remained below $0.30 per share and $3,000 in the event that our stock price was at $0.30 per share or above. As the market price of our common stock remained below $0.30 per share since the date that his letter was issued, and as set forth in Form 4s filed with the SEC, Mr. Wright purchased 24,000 shares of our common stock at a price of $0.205 per share on November 1, 2005, 25,000 shares of our common stock at a price of $0.1998 per share on December 1, 2005, 27,000 shares of our common stock at a price of $0.18 per share on January 2, 2006, 19,000 shares of our common stock at a price of $0.25 per share on February 1, 2006, 19,000 shares of our common stock at a price of $0.264 per share on March 1, 2006, 22,000 shares of our common stock at a price of $0.223 per share on April 3, 2006, and 21,000 shares of our common stock at a price of $0.233 per share on May 1, 2006, and 23,000 shares at a price of $0.21 per share on June 1, 2006.  Mr. Wright has not resold any of the shares that he has purchased under his 10b5-1 buying program and is prohibited in any case under Section 16 of the Securities Exchange Act of 1934 from purchases and sales within a six-month period. Any profits derived in violation of Section 16 would require payment of such short swing profits to Mobilepro. On May 30, 2006, Mr. Wright extended his 10b5-1 buying program for an additional three months through October 2006. Mr. Wright's program was previously scheduled to expire in July 2006.

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

The Company has also formed a new subsidiary, ProGames Network, Inc., a Delaware corporation, to pursue select opportunities in the Internet gaming space. Under United States law, the ability to market “games of chance” is limited by the federal Wire Act and various state anti-gambling laws.

Operations

We currently operate in four segments: (1) Wireless Networks, (2) Voice Services, (3) Internet Services and (4) Corporate. For additional financial information about our segments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 6 of this report and Note 16—Segment Information to our Consolidated Financial Statements in Item 7 of this report.

We market and sell our products and services to residential and business customers. In general, our business customers fall into the following categories: (1) small businesses; (2) national businesses; (3) governmental entities; and (4) public and private educational institutions. We are currently providing services to over 155,000 customers throughout the United States.

Wireless Networks

Municipally Sponsored Broadband Wireless Networks

In August 2005, we executed a definitive, five-year agreement, with two five-year extensions, with the city of Tempe Arizona, for the deployment, ownership, and management of a wireless network. The deployment of the Tempe network was substantially completed in February 2006 at which time we began to acquire paying customers. In order to complete the Tempe network, we estimate that capital expenditures will exceed $2,900,000 including the development of the deployment plan, networking equipment (i.e., antennas, transmitters and network routers) and equipment installation. At March 31, 2006, we had approximately 207 customers paying monthly subscription fees and 225 nomadic customers paying weekly, daily, or hourly subscription fees. Regardless of the term of the subscription, subscribers paying for a particular bandwidth level will receive the same level of service.

We believe that the Tempe broadband wireless network project, covering forty square miles and serving a population of approximately 160,000 people, is one of the first and largest of its kind by providing a cost-effective alternative to residential dial-up service and local area hot-spot wireless access and serving as an alternative and/or complement to DSL and cable. Wireless Internet access is available in these areas on a fixed and mobile basis, to the city, and to residents, businesses, students, and visitors. The network enables a range of free and fee-based services and provides secure high-speed access to data, voice, and video throughout the coverage area. Subscription services are offered on a monthly, daily, and hourly basis and allow access to multiple Internet service providers. Any subscriber may use an existing web-based email account in connection with the wireless service. A subscriber is able to use an existing Internet account if an access agreement is in place between us and the subscriber's Internet service provider. The user start-up splash page for the network will be sponsored by the Arizona Republic pursuant to an agreement with us that was announced on October 11, 2005. In accordance with the terms of the agreement, we have agreed to share any revenues generated from the placement of advertising on the splash page on a 50 percent basis once certain minimum “clicks” are achieved. Either party may terminate this agreement, for any reason, with 60 days of written advance notice. Although no material advertising revenues have yet been generated, we are hopeful that this agreement and other similar agreements that we may negotiate in the future will provide a significant new source of revenues.

The Tempe network represents an open platform, offering freedom of service choices to subscribers over a mixture of public, restricted and licensed bands. Our target customers are wholesale Internet service providers that would provide e-mail messaging, VoIP, web-hosting and emergency services to subscribers. Although we do not yet have any such agreements at this time, we expect to receive a majority of subscriptions pursuant to service agreements with major wholesale service providers that will, we believe, provide payments to us based on the actual amount of network usage. We plan to operate the network, and host the splash page, provide free service, and hospitality. As a result, we expect low customer acquisition costs, rapid increases in the number of subscribers and reduced churn.

We have accelerated our business development efforts in this surging market that did not exist three years ago. Our internal year-end municipal wireless network opportunity report included approximately eighty opportunities at various stages of pre-award activity. However, we do not respond to all opportunities. We have developed a metro scoring methodology that we use to evaluate opportunities. Factors considered include demographics, topography, climate, and other business factors. The securing of a city contract is a multi-step process that can take over six months to complete, including the RFP preparation, response and evaluation, contract negotiation, development of the deployment plan and equipment installation and testing any may include a pilot demonstration as a pre-requirement to finalizing the agreement with the municipality. With our Tempe network operational, it is Mobilepro’s position that we will agree to a pilot demonstration only if it includes a definitive path to contract execution, when demonstration milestones are achieved.

The cities of Chandler, Yuma and Gilbert, Arizona; Farmers’ Branch, Texas; Akron, Ohio; Brookline, Massachusetts; and Cuyahoga Falls, Ohio, have also selected us for the proposed deployment, ownership and management of their planned wireless networks. Currently, we are negotiating definitive contracts and/or developing pilot deployments with certain of these municipalities. We are aware of five other publicly-announced municipal wireless network projects that we have lost including Philadelphia, Pennsylvania, that was awarded to Earthlink, and Minneapolis, Minnesota, and Portland, Oregon, where we were not included as a finalist for the pending awards.

Kite Broadband LLC

In June 2005, we participated in the formation of Kite Broadband, a wireless broadband Internet service provider, resulting in the 51% ownership of this venture. Kite Broadband intends to establish a nationwide presence through the pursuit of acquisitions and other growth opportunities in the wireless broadband industry. On January 31, 2006, we acquired the remaining 49% of Kite Broadband.

On June 30, 2005, Kite Broadband executed a Master Agreement for Services with Sprint under which Kite Broadband shall provide services to Sprint’s broadband customers in 14 metropolitan markets for a period of three years utilizing the Sprint mark. The agreement covers, among other things, the provisioning of certain customer-facing services, such as customer operations and call center management, sales, marketing, billing, collection, installation, and repair. Kite Broadband is entitled to have Sprint remit all collected customer revenues in exchange for these services and remit a monthly fee back to Sprint for network support and transport services.

The agreement with Sprint established us as a leading wireless broadband company in North America by providing approximately 17,702 (including 242 non-paying guest accounts) subscribers to our RF broadband wireless service. Based on the results of a recently published survey in the September/October 2005 issue of Broadband Wireless Business of the leading U.S. wireless service providers, the next nearest competitor was estimated to service approximately 15,000 subscribers.

Also, Kite Broadband provides a complete and experienced team of employees who, in addition to running the operations of Kite Broadband, have been assigned the responsibility for the management of our municipal wireless network business.

Research and Development

NeoReach previously conducted development efforts related to certain wireless networking technologies, in particular, ZigBee chip development work. NeoReach also worked toward developing a semiconductor chip for use in home networking and selected industrial monitoring applications based on the ZigBee standard. ZigBee is an IEEE standard (802.15.4) developed for certain low power, short-range devices. The scope of this development activity has been significantly reduced over the last few years. In the year ended March 31, 2006, we incurred research and development costs of approximately $139,000 in connection with this effort with the objective of making the technologies ready for sale or licensing on an OEM basis. The development of these technologies was unrelated to the deployment, ownership, and management of the broadband wireless networks in Tempe.

NeoReach has filed a total of eight patent applications with the U.S. Patent and Trademark Office (PTO) in the areas of “Smart Antenna” technology and RF Transceiver Chip Design for “Low Noise Amplifier for wireless communications.” As of March 31, 2006, we have been granted approval of five patents in the area of “Smart Antenna” technology and three patent applications are still pending approval. The five approved patents are as follows:

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

We cannot guarantee that we will succeed in the disposal of these technologies or that any such disposal will provide material proceeds to the Company.

As our other divisions have grown in both revenue and number of employees, our research and development activities have been reduced. In fiscal 2007, we do not anticipate pursuing new research initiatives but rather looking to harvest the value of the intellectual property portfolio which we own via licensing, joint venture and/or sale of certain intellectual property. The ZigBee chip project continues, in our view, to have potential future value as ZigBee chips can be used for sensors and other wireless devices, including potentially as a complement to wi-fi. However, shareholders should be advised that given the limited focus and limited resources we plan to devote to these initiatives, material revenue should not be expected from this division. If the U.S. patent office were to grant certain patent claims made in our patent filings with respect to ZigBee and other wireless technologies, we may choose to re-focus on these initiatives; however, there can be no assurance that the U.S. PTO will act in a prompt manner or, if it does act, that it will resolve favorably our patent claims. In sum, we do not anticipate that these activities will represent a meaningful percentage of our revenue in the future.

Voice Services

Competitive Local Exchange Carrier Business

Overview

Our efforts in the competitive local exchange carrier business are led by CloseCall, a company that we acquired in October 2004 and AFN, a company we acquired in June 2005. CloseCall and AFN offer our customers a full array of telecommunications products and services including local, long-distance, 1-800-CloseCall anytime/anywhere calling, digital wireless, high-speed telephone (voice over IP), and dial-up and DSL Internet services.

Our entrance into this business began with two acquisitions consummated in the summer of 2004. In June 2004, we acquired US1Telecommunications, Inc. (“US1”), a long distance provider located in Kansas. In July 2004, we completed our acquisition of Affinity, a Michigan-based CLEC, and long distance carrier. The operations of US1 and Affinity have been integrated into the operations of AFN and CloseCall, respectively. For the time being, we intend for AFN to operate on a standalone basis. However, the operating results of both AFN and CloseCall are included in our voice business segment.

On June 24, 2005, CloseCall filed its first provisional patent application with the U.S. PTO: “System and Method for Secure Web-Based Mobile Phone Parental Controls.”

Business Strategy

Our primary objective in the voice division is to be a leading provider of high-quality integrated communications services in each of our major service areas, acting as a reseller of local, long distance, wireless, Internet access and data services to residential customers and small to medium-sized business enterprises. We deliver high-value bundled and individual services tailored to the needs of our customers presented on a single invoice.

We offer our integrated communications services in a high-quality bundle to residential customers, and small to medium-sized businesses at attractive prices. When economically advantageous for us to do so, we seek to bundle our integrated communications services. Our targeted customers often will have multiple vendors for voice and data communications services, each of which may be billed separately. Unlike many of these vendors, we are able to provide a comprehensive package of local telephone, long distance, Internet access, and other integrated communications services. Our future business strategy will focus on the establishment of effective cross-selling programs in order to leverage the combined customer base of the voice and Internet service provider business segments, the effective delivery of such services and the provision of excellent customer service.

During the current year, CloseCall has focused on the expansion of its telecommunications service offerings and the securing of long-term agreements with local exchange carriers. As stated above, during the current year, we completed five-year commercial agreements with Verizon and SBC covering six and thirteen states, respectively. In addition, we executed a similar agreement with BellSouth covering nine states that runs through December 31, 2007. Completion of these agreements 1) allows the expansion of CloseCall’s overall geographic market, and the expansion and bundling of service offerings in these states including Florida, and 2) provides predictability of the pricing of wholesale services provided to us by these carriers during the terms of the agreements.

Services

This portion of our voice business segment provides service to over approximately 147,000 equivalent subscriber lines, including approximately 140,000 local and long distance lines.  This business also has approximately 6,000 cell phone subscribers. In addition, we have recently begun to offer VoIP telephone service to customers. The majority of our customers in this business segment are residential.

Bundled Services Approach. We offer our integrated communications services in a high-quality bundle to residential customers, and small to medium-sized businesses at attractive prices. When economically advantageous for us to do so, we seek to bundle our integrated communications services. Our targeted customers often will have multiple vendors for voice and data communications services, each of which may be billed separately. Unlike many of these vendors, we are able to provide a comprehensive package of local telephone, long distance, Internet access, and other integrated communications services.

Local Services. We offer a wide range of local services, including local access services, voicemail, universal messaging, directory assistance, call forwarding, return call, hunting, call pick-up, repeat dialing and speed dialing services. We provide our local services primarily over local connections utilizing Incumbent Local Exchange Carrier (ILEC) facilities.

Long Distance Services. We offer both domestic and international switched and dedicated long distance services, including “1+” outbound dialing, inbound toll-free and calling card services. Many of our customers prefer to purchase our long distance services as part of a bundle that includes some of our other integrated communications services offerings. We also offer for convenience an away from home or business service using our own network platform with 1-800-CloseCall.

High Speed Internet Access via Digital Subscriber Line. We offer xDSL combined with our local access service in selected markets. DSL technology provides continuous high-speed local connections to the Internet and to private and local area networks.

Internet Access. We offer dial-up and broadband Internet access utilizing multiple wholesale vendors and have also added our five times (“5X”) traditional dial-up speeds in select locations.

Digital Wireless Phones. We offer digital wireless phone services in many of our target markets. We believe that CloseCall America is one of the few companies that have the capability to add wireless service to an existing customer invoice.

Digital Wireless Data. We offer digital wireless data services under our FlyDSL brand in many of our target markets. We believe that CloseCall America is one of the few companies that have the capability to add wireless data services to an existing customer invoice.

Digital Broadband Phones via Voice over IP (“VoIP”). We offer digital phones for customers that have access to high-speed Internet connections utilizing VoIP technologies provided by several third-party VoIP service providers.

Payphone Services

Overview

Our subsidiary, Davel, is one of the largest independent payphone service providers in the United States. Davel operates in a single business segment within the telecommunications industry, and primarily utilizes subcontractors to operate, service, and maintain its system of payphones throughout the United States. On November 15, 2004, we completed our acquisition of 100 percent of the senior secured debt of Davel and received an assignment of the secured lenders’ shares of Davel common stock representing approximately 95.2 percent of Davel issued and outstanding common stock. We subsequently acquired the remaining 4.8 percent of the issued and outstanding Davel common stock in May 2005.

As of March 31, 2006, Davel owned and operated a network of approximately 34,800 payphones predominantly located in 44 states and the District of Columbia, providing it with one of the broadest geographic ranges of coverage of any payphone service provider, or PSP, in the country. Davel’s installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third-party billed calls using the Company’s pre-selected operator services providers) and dial-around calls (utilizing a 1-800, 1010XXX or similar “toll free” dialing method to select a carrier other than the Company’s pre-selected carrier). Approximately 24% of Davel’s revenues, or approximately 9.9% of consolidated revenues, are comprised of dial-around revenues. A significant portion of Davel’s payphones are located in high-traffic areas such as convenience stores, shopping centers, truck stops, service stations, and grocery stores.

As part of the Telecommunications Act of 1996, or 1996 Telecom Act, Congress directed the Federal Communications Commission, or FCC, to ensure widespread access to payphones for use by the general public. The most recent estimates of payphone deployment released by the FCC suggest that there are approximately 1.5 million payphones currently operating in the United States, of which approximately 0.8 million are operated by the Regional Bell Operating Companies, or RBOCs, and approximately 0.1 million are operated by the smaller independent local exchange carriers, or LECs. The remaining approximately 0.6 million payphones are owned or managed by the major long distance carriers such as Verizon, Sprint and AT&T and more than 1,000 independent payphone providers, or IPPs, currently operating in the United States.

Payphone Services Business - Background

Today’s telecommunications marketplace was principally shaped by the 1984 court-approved divestiture by AT&T of its local telephone operations (the “AT&T Divestiture”), and the many regulatory changes adopted by the FCC and state regulatory authorities in response to and subsequent to the AT&T Divestiture, including the authorization of the connection of competitive or independently owned payphones to the public switched network. The “public switched network” is the traditional, copper based, domestic landline public telecommunications network used to carry, switch, and connect telephone calls. The connection of independently owned payphones to the public switched network has resulted in the creation of additional business segments in the telecommunications industry. Prior to these developments, only the consolidated Bell system or independent LECs were permitted to own and operate payphones. Following the AT&T Divestiture and subsequent FCC and state regulatory rulings, the independent payphone sector developed as a competitive alternative to the consolidated Bell system and other LECs with the goal of providing more responsive customer service, lower cost of operations and higher commissions to the owners or operators of the premises at which a payphone is located (“Location Owners”).

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

Business Strategy

Rationalization of Low-Revenue Phones. In recent years, Davel has experienced revenue declines as a result of increased competition from cellular and other telecommunications products. As a result of declining revenues, Davel’s strategy has been to remove low revenue payphones that do not meet its minimum criteria of profitability and to promote improved density of its payphone routes. During the fiscal year ending March 31, 2006, Davel removed approximately 3,300 payphones. Although a portion of these removals resulted from competitive conditions or decisions not to renew contracts with Location Owners under unfavorable terms, a large portion of these removals was to eliminate unprofitable payphones. Davel has an ongoing program to identify additional payphones to be removed in fiscal 2007 based upon low revenue performance and route density considerations. Additionally, prior to the expiration or renewal of the term of its agreements with Location Owners, Davel regularly evaluates the economics of such agreements to determine whether more favorable terms can be negotiated in order to minimize the number of payphones that do not meet its minimum criteria of profitability and which may be subject to removal.

Outsourcing Service, Maintenance and Collection Activities. Davel continues to examine its cost structure to identify additional ways to improve the profitability of the business. During 2003, Davel outsourced the assembly and repair of its payphone equipment, as well as, outsourced the collection, service, and maintenance of its payphones to a limited number of unrelated third parties. Davel plans to continue to evaluate additional outsourcing opportunities and to implement those strategies that can further reduce its fixed operating costs.

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

Apply Sophisticated Monitoring and Management Information Systems. Davel utilizes a blend of enterprise-class proprietary and non-proprietary software that continuously tracks coin and non-coin revenues from each payphone, as well as expenses relating to each payphone, including commissions payable to the Location Owners. Davel’s technology also allows it to efficiently track and facilitate the activities of its subcontractors via interactions from the pay telephone with its computer systems and technical support personnel at its headquarters.

Provide Outstanding Customer Service. The technology used by Davel enables it to (i) respond quickly to equipment malfunctions and (ii) maintain accurate records of payphone activity that can be verified by customers. Davel strives to minimize “downtime” on its payphones by identifying service problems as quickly as possible. Davel employs both advanced telecommunications technology and utilizes trained subcontractors as part of its commitment to provide superior customer service. The records generated through Davel’s technology also allow for the more timely and accurate payment of commissions to Location Owners.

Consolidation of Carrier Services. As part of its strategy to reduce costs and improve service quality, Davel has consolidated its coin and non-coin services with a limited number of major carriers. This enables Davel to maximize the value of its traffic volumes and has translated into more favorable economic and service terms and conditions in these key aspects of its business. Davel has entered into service agreements with certain Competitive Local Exchange Carriers (“CLECs”), including AFN, which has allowed it to significantly reduce its costs of obtaining local line service while improving the efficiency and quality of entering its billing information through electronically generated billing.

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

Internet Services

Overview

We provide broadband, dial-up, web-hosting and web design services, VoIP, and other related Internet services to business and residential customers in over 40 states through the efforts of DFW and its eight ISP subsidiaries and InReach.

Business Strategy

Most of our efforts in the Internet services division are led by DFW, d/b/a Nationwide Internet, a Texas-based ISP that we acquired in January 2004. Nationwide provides a wide array of Internet services tailored to meet the needs of individual and business subscribers. As of March 31, 2006 and including InReach, we served approximately 106,252 equivalent subscriber lines, including approximately 64,107 residential customers and business customers.  Our strategy has been to expand our current customer base primarily by acquiring ISPs in new markets. We intend to gain new customers and improve retention of existing customers through improved marketing, increased broadband service availability and the introduction of new value-added services.

During the current year, the activities of this operation have focused on the integration of the operations of the acquired companies comprising this business segment. Since 2004, we have been confronted with the challenges of managing many remotely located operations and combining different systems. Although many of the acquired companies have been operationally integrated into DFW, the business continues to maintain multiple offices in Texas and Arizona, locations that are currently necessary to support existing customers. The lack of employee retention at certain smaller acquired companies has, at times, adversely affected the integration of operations and the retention of customers. However, efforts are continuing to focus on combining service offerings, consolidating network operations and customer support locations, eliminating leases, merging companies and otherwise reducing operating costs.

At present, dial-up subscribers represent the largest group of customers of the Internet services group (approximately 57%). Our strategy to quickly create a viable telecommunications company positioned to capitalize on emerging opportunities, including municipally sponsored broadband wireless networks, was launched through the acquisition of a series of readily available, reasonably priced ISPs, operating in second and third tier markets and largely providing dial-up Internet access service. We believe that this tactic was successful. We expect that we will be less aggressive in making additional acquisitions in this business.

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

High Speed Connectivity; DSL Services. We offer broadband connectivity for business and consumers, including 64k/128k Integrated Service Digital Network (ISDN) access, 1.5M Asymmetrical Digital Subscriber Lines (ADSL), 1.5M Symmetrical Digital Subscriber Lines (SDSL), fractional to full T-1, DS-3 level connectivity and wireless connectivity. Our DSL products provide high-speed Internet access over existing telephone lines, and may allow subscribers to simultaneously use a single telephone line for voice service and for access to the Internet. DSL and T-1 products provide an “always on” connection thereby removing wait times associated with dialing into a network. The DSL products offer our residential and business subscribers a cost-effective way to substantially increase the speed at which they access the Internet.

Dial-Up Internet Access. Our most popular dial-up Internet access package includes basic Internet access and related Internet applications such as World Wide Web browsing, e-mail, spam and virus filtering, file transfer protocol (FTP), and news access. Available value-added services include multiple e-mail mailboxes, national roaming services, personalized e-mail addresses, and personal Web sites.

Web Services. We offer Web hosting for businesses and other organizations that wish to create their own World Wide Web sites without maintaining their own Web servers and high-speed Internet connections. Web hosting subscribers are responsible for building their own Web sites and then uploading the pages to a Nationwide server or they can contract with us to design, build and maintain the site for them. This Web hosting service features state-of-the-art servers for high speed and reliability, a high quality connection to the Internet, specialized customer support and advanced services features, such as secure transactions and site usage reports.

T1/VoIP. We deliver VoIP services over a single all-IP network using SDSL and T-1 connections. This gives us the ability to provide a wide range of voice and data services. Unlike traditional voice-centric circuit switched communications networks, which require separate networks in order to provide voice and data services, we employ a single integrated network, which uses technologies that digitize voice communications into IP packets and converges them with other data services for transport on an IP network. Our network design exploits the convergence of voice and data services and requires significantly lower capital expenditures and operating costs compared to traditional service providers using legacy technologies. The integration of our network with our automated front and back office systems allows us to monitor network performance, quickly provision customers and offer our customers the ability to add or change services online, thus reducing our customer care expenses. We believe that our all-IP network and automated support systems will enable us to continue to offer new services to our customers in an efficient manner.

Customer Service

We focus on scalability, reliability, and speed in the technical design and maintenance of our systems. In addition to the provision of quality systems and network performance, we emphasize high quality customer care and technical support. We strive to retain our subscribers by prompt response to customer problems via telephone, email, and newsgroups.

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

Infrastructure

Our network provides subscribers with local dial-up across the United States and broadband (DSL, T-1 and T-3) in select markets. Our systems and network infrastructure are designed to provide reliability and speed. Reliability is achieved through redundancy in mission critical systems that minimize the number of single points of failure. Speed is achieved through clustered systems, diverse network architecture, multi-peered Internet backbone connections, and aggressive load balancing. Our network is comprised of industry-standard Cisco network hardware with multi-homed network elements procured from multiple providers.

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

Internal Network Infrastructure. Subscribers enter our network from either the physical POP or Virtual POP. Our primary internal network is designed to maximize sustained high-speed traffic and provide both resiliency to failure and redundancy. Our facilities are powered by a computer controlled uninterruptible power supply that provides battery backup, surge protection, and power conditioning. Automatic onsite diesel generators provide power for prolonged power outages.

We also maintain a distributed Network Operations Center (“NOC”) with locations in Tucson, Arizona, Stockton, California, Ridgeland, Mississippi, and Stevensville, Maryland. The Tucson facility is staffed 24 hours a day. The NOC is responsible for monitoring the status of all network facilities, components, servers, applications, and equipment deployed throughout our infrastructure. The NOC is responsible for operational communications among internal departments and is also responsible for communication with external service providers.

We maintain our applications on a variety of systems from a number of vendors. The major applications, such as e-mail and newsgroup access services, utilize a network of EMC blade array servers, which are connected directly to our network backbone through high-availability network switches. We deploy industry standard PC-style hardware in clusters for distributing the load of our applications and providing fault-tolerance against hardware or application failure.

Corporate

Our Corporate business segment generally serves as the holding company for our three operating divisions: wireless, voice, and Internet services. All executive officers of the Company are employed by the Corporate business segment. The executive officers and Corporate business segment function is the strategic center for the global operations of the fully consolidated entity. The Corporate business segment occasionally enters into business and consulting agreements whereby it receives compensation for its services. We do not expect that the revenues for these services will materially impact the financial statements of the Company.

In June 2004, we entered into a Business Development Agreement with Solution Technology International, Inc., a Frederick, Maryland-based software company, or STI, whereby the Company provided services to STI in exchange for a 5% ownership interest in STI valued in the amount of $150,000. In August 2004, we announced our intention to issue a property dividend of a portion of our shares of common stock of STI to our stockholders. In March 2005, STI withdrew its registration statement previously filed with the United States Securities and Exchange Commission. On May 19, 2005, STI executed an agreement and plan of merger with Networth Technologies, Inc., an OTC Bulletin Board listed company. The completion of this transaction is subject to closing conditions. We intend to pursue the issuance of a property dividend upon STI obtaining its public listing. At this time, no date has been established for such listing. We own 5,121,855 shares of STI restricted stock.

In August 2004, we signed a Business Development Agreement with Texas Prototypes, Inc., an electronic prototype manufacturing company, to jointly pursue a working relationship covering a number of potential technology projects and business development initiatives. We received a 5% ownership interest in Texas Prototypes as consideration for services under the agreement. We valued this ownership at $300,000 and it is reflected in the consolidated balance sheet at March 31, 2006. Texas Prototypes completed its process of becoming a publicly traded company following its reverse merger with Stock Market Solutions, Inc., and its shares of common stock are now quoted on the Over-the-Counter Bulletin Board under the symbol “YTXP.” We own 1,116,226 shares of YTXP restricted stock.

The Company has also formed a new subsidiary, ProGames Network, Inc., a Delaware corporation, to pursue select opportunities in the Internet gaming space. Under U.S. law, the ability to market “games of chance” is limited by the federal Wire Act and various state anti-gambling laws.

Competition

Wireless Networks

Delivery of broadband wireless Internet access is a highly competitive industry that is a fast growing segment of the technology sector. Kite Networks primarily operates in the city-sponsored sector of this industry. The market for broadband services is highly competitive, and includes companies that offer a variety of services using a number of distinctly different technological platforms, such as cable modems, DSL, third-generation cellular, satellite, wireless internet service and other emerging technologies. We compete with these companies on the basis of the portability, ease of use, speed and price of our respective services.

Cable Modem and DSL Services

We compete with companies that provide Internet connectivity through cable modems or DSL. Principal competitors include cable companies, such as Cox and Comcast, and incumbent telephone companies, such as AT&T or Verizon. Both the cable and telephone companies deploy their services over wired networks initially designed for voice and one-way data transmission that have subsequently been upgraded to provide for additional services.

Cellular and PCS Services

Cellular and PCS carriers are seeking to expand their capacity to provide data and voice services that are superior to ours. These providers have substantially broader geographic coverage than we have and, for the foreseeable future, than we will have. If one or more of these providers can display technologies that compete effectively with our services, the mobility and coverage offered by these carriers may provide even greater competition than we currently face. Moreover, more advanced cellular and PCS technologies, such as 3G mobile technologies currently offer broadband service with packet data transfer speeds of up to 2 Mbps for fixed applications, and slower speeds for mobile applications. We believe mobile operators, including Cingular, Sprint Nextel, T-Mobile, Verizon, and others, are rolling out 3G cellular services across most major U.S. markets by the end of 2006. We also expect that 3G technology will be improved to increase connectivity speeds to make it more suitable for a range of advanced applications.

Satellite

Satellite providers offer broadband data services that address a niche market, mainly less densely populated areas that are unserved or underserved by competing service providers. Although satellite offers service to a large geographic area, latency caused by the time it takes for the signal to travel to and from the satellite may challenge the ability to provide some services, such as VoIP, and reduces the size of the addressable market.

WISPs

We also compete with other wireless Internet service providers that use both licensed and unlicensed spectrum. Unlicensed spectrum may be subject to interference from other users of the spectrum, which can result in disruptions and interruptions of service. The Sprint Broadband Direct business operated by Kite Broadband operates using FCC licensed spectrum, where interference is typically not an issue. The municipal wireless networks operate in the unlicensed spectrum, where interference may occur. Many of the unlicensed operators recognize the need to coordinate unlicensed frequencies with other unlicensed operators. Coordination has allowed us to operate successfully in the unlicensed spectrum in various networks over the past several years. Additionally, to date the municipalities have awarded the citywide WiFi contracts to a single operator in a market, thereby limiting network-wide interference, which could arise from multiple operators. Any interference that is experienced by users is typically localized to a very small area, with the interference typically arising from a cordless phone or wireless router within a home or business.

Other

We believe other emerging technologies may also seek to enter the broadband services market. For example, we are aware that several power generation and distribution companies intend to provide broadband Internet services over existing power lines. While this technology is unproven, we believe offering broadband Internet services over power lines could cause interference with the use of spectrum, both licensed and unlicensed.

We also face competition from other wireless broadband service providers that use licensed spectrum. In addition to these commercial operators, many local governments, universities, and other governmental or quasi-governmental entities are providing or subsidizing free WiFi networks.

Voice Services

The communications industry is highly competitive. We compete primarily on the basis of the quality of our offerings, quality of our customer service, bundling (offering multiple services), price, availability, reliability, and variety. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. In particular, price competition in our sector has been intense and is not expected to decrease. Our competitors include, among others, various “competitive carriers” like us, as well as larger providers such as Verizon/MCI, AT&T/SBC, Sprint Qwest and BellSouth. These larger providers have substantially greater infrastructure, financial, personnel, technical, marketing, and other resources, larger numbers of established customers and more prominent name recognition than CloseCall and AFN. We increasingly face competition in the local and long distance market from local carriers, resellers, cable companies, wireless carriers and satellite carriers, and may compete with electric utilities. We also may increasingly face competition from businesses offering long distance data and voice services over the Internet such as Vonage or Skype. These businesses could enjoy a significant cost advantage because, even though Congress is considering a bill to “level the playing field,” they currently do not pay carrier access charges or universal service fees.

We face significant competition from “competitive carriers” that are similar to us, principally in terms of size, structure and market share. Some of these carriers already have established local operations in some of our current and target markets. We cannot predict which of these carriers will be able to continue to compete effectively against us over time.

We also compete in the provision of local services against the incumbent local telephone company in each market, which is either Verizon or AT&T in a large majority of our market areas. Incumbent carriers enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including pre-existing customer relationships with all or virtually all end-users. Further, we are highly dependent on incumbent carriers for local network facilities and wholesale services required in order for us to assemble our own local services. In addition, incumbent carriers may compete in each other’s markets in some cases or attempt to merge and create even larger competitors, which will increase the competitive pressures we face. Wireless communications providers such as T-Mobile are competing with wireline local telephone service providers, which further increases competition.

Local and long-distance marketing is converging, as other carriers offer integrated communications services. For example, the mergers of AT&T and SBC and Verizon and MCI have created companies that can offer a full array of products and services to customers, a strategy similar to what our CloseCall subsidiary has pursued. We also compete with numerous direct marketers, telemarketers and equipment vendors and installers with respect to portions of our business.

Regional Bell operating companies, such as Verizon, are currently allowed to provide, both inside and outside their home regions, “interLATA” long distance and mobile services, which are long distance services that originate and terminate in different local access and transport areas. These companies already have extensive fiber optic cable, switching, and other network facilities in their regions that they can use to provide long distance services throughout the country. By offering in-region long distance services in our markets, Verizon is able to offer substantially the same integrated local and long distance services as CloseCall, and will have a competitive advantage over us in marketing those services to its existing local customers due to their historical customer relationship with their local customers.

A recent trend toward deregulation, particularly in connection with incumbent carriers and service providers that use Voice over Internet Protocol applications, could increase the level of competition we face in our markets and, in turn, adversely affect our operating results. Incumbent carriers and, in particular, the regional Bell operating companies, continue to seek deregulation for many of their services at both the federal and state levels. If their efforts are successful, these companies will gain additional pricing flexibility, which could affect our ability to compete with them. The recent emergence of service providers that use Voice over Internet Protocol applications also could present a competitive threat. Because the regulatory status of Voice over Internet Protocol applications is largely unsettled, providers of such applications may be able to avoid costly regulatory requirements, including the payment of inter-carrier compensation. This could impede our ability to compete with these providers on the basis of price. More generally, the emergence of new service providers will increase competition, which could adversely affect our ability to succeed in the marketplace for communications and other services.

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

We believe that the competitive factors among payphone providers are (1) the quality of service and the availability of specialized services provided to a Location Owner and payphone users, (2) the ability to serve accounts with locations in several LATAs or states, (3) the commission payments to a Location Owner, and (4) responsiveness to customer service needs. We believe we are currently competitive in each of these areas.

We also compete with inter-exchange carriers (“IXCs”) that provide access to alternative operator services, which can be accessed through our payphones. Payphone calls placed using this method are referred to as “dial around calls.” Certain national long-distance operator service providers and prepaid calling card providers have implemented extensive advertising promotions and distribution schemes which have increased dial-around activity on payphones owned by LECs and IPPs, including us, thereby reducing traffic to our primary providers of operator assisted and long-distance services.

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

Internet Services

We compete for subscription revenues with multiple companies providing Internet services, such as AOL, the Microsoft Network, EarthLink, AT&T Worldnet, NetZero and smaller regional ISPs. We also compete with companies that provide Internet access via narrowband and broadband technologies, such as Internet access providers, cable companies, and telephone companies. Like us, other companies offer some of the same Internet connectivity services to their customers. We also compete more broadly for subscription revenues and members’ time with cable, information, entertainment, and media companies. We compete for advertising and commerce revenues with a wide range of companies, including those that focus on the Internet, such as online services, internet access companies, web-based portals and individual web sites providing content, commerce, community and similar features, as well as media companies, such as those with newspaper or magazine publications, radio stations and broadcast stations or networks.

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

Governmental Regulation

Voice Services

Competitive Local Exchange Carrier

Overview. Our services are subject to federal, state, and local regulation. Through our wholly owned subsidiaries, we hold numerous federal and state regulatory authorizations. The Federal Communications Commission, or FCC, exercises jurisdiction over telecommunications common carriers to the extent they provide, originate or terminate interstate or international communications. The FCC also establishes rules and has other authority over some issues related to local telephone competition. State regulatory commissions retain jurisdiction over telecommunications carriers to the extent they provide, originate, or terminate intrastate communications. Local governments may require us to obtain licenses, permits or franchises to use the public rights-of-way necessary to install and operate our networks.

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

Local Competition. The FCC’s role with respect to local telephone competition arises principally from the Telecommunications Act of 1996 (the “Telecommunications Act”) that preempts state and local laws to the extent that they prevent competition in the provision of any telecommunications service. Subject to this limitation, state and local governments retain telecommunications regulatory authority over intrastate telecommunications. The Telecommunications Act imposes a variety of duties on local carriers, including competitive carriers such as CloseCall and AFN, to promote competition in the provision of local telephone services. These duties include requirements for local carriers to: interconnect with other telecommunications carriers; complete calls originated by customers of competing carriers on a reciprocal basis; permit the resale of their services; permit users to retain their telephone numbers when changing carriers; and provide competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

Incumbent carriers lime Verizon, AT&T and BellSouth also are subject to additional duties. These duties include obligations of incumbent carriers to: offer interconnection on a non-discriminatory basis; offer co-location of competitors’ equipment at their premises on a non-discriminatory basis; make available certain of their network facilities, features and capabilities on non-discriminatory, cost-based terms; and offer wholesale versions of their retail services for resale at discounted rates.

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

In addition to addressing high-capacity loops and transport, the TRRO confirmed the eventual elimination of mass market local switching as a UNE, thereby phasing out the availability of UNE-P at cost-based rates to competitive carriers such as us. Although CloseCall has an embedded base of UNE-P customers, we have begun to migrate our existing UNE-P customers to other provisioning arrangements where we have facilities and it is advantageous for us to do so. We also have a five-year “commercial agreement” in place with Verizon that locks in rates through 2010 and agreements in place with BellSouth, AT&T/SBC, and Qwest.

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

The TRRO continued the recent trend of reducing the number and types of UNEs that incumbent carriers must make available to competitive carriers. Although the TRRO has been appealed, we cannot predict the outcome of this appeal or whether the result of any such appeal will be favorable or unfavorable to our business. On June 16, 2006, the U.S. Court of Appeals, DC Circuit, rejected various CLEC arguments in connection with the FCC's decisions on the unbundling of local switching and UNE-P rate increases, including the overall elimination of the local switching unbundling requirement. The court also rejected ILEC arguments to eliminate DS1, DS3 loop and DS1 transport unbundling. The court also rejected arguments that the FCC cannot preempt the states over such matters.

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

In other proceedings affecting broadband policy, the FCC is considering what regulatory treatment, if any, should be accorded to digital subscriber line services provided by communications companies and has already considered what regulatory treatment should be accorded to cable modem services, which are used by cable companies to deploy high-speed Internet access services. The FCC found in 2002 that cable modem service is an “information service” that is exempt from regulation. A federal court of appeals overturned that decision as being inconsistent with an earlier ruling by the court that cable modem service has both “information service” and “telecommunication service” components, which would make that service subject to regulation. Additionally, the U.S. Supreme Court in June 2005 in the Brand X opinion ruled that cable operators are not required to make their cable infrastructures available to Internet service providers on a wholesale basis. Subsequently, the FCC deregulated the pricing of naked DSL, allowing ILECs to charge much higher wholesale prices to independent Internet service providers.

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

The FCC thus far has issued a series of declaratory rulings in connection with the regulatory treatment of Voice Over Internet Protocol, but those rulings have been narrowly tailored. In one case, the FCC held that a computer-to-computer Voice Over Internet Protocol application provided by Pulver.com is an unregulated information service, in part because it does not include a transmission component, offers computing capabilities, and is free to its users. In another case, the FCC reached a different conclusion, holding that AT&T’s use of Voice Over Internet Protocol to transmit the long-haul portion of certain calls constitutes a telecommunications service, thus subjecting it to regulation, because the calls use ordinary customer premises equipment with no enhanced functionality, originate and terminate on the public switched telephone network, and undergo no net protocol conversion and provide no enhanced functionality to end users. In a third case, which involved the Voice Over Internet Protocol application of Vonage, the FCC preempted the authority of the State of Minnesota (and presumably all other states) and ruled that Vonage’s Voice Over Internet Protocol application, and others like it, is an interstate service subject only to federal regulation, thus preempting the authority of the Minnesota commission to require Vonage to obtain state certification. The FCC, however, refused to rule in the Vonage case whether Vonage’s Voice Over Internet Protocol application is a telecommunications service or an information service, thus leaving open the question of the extent to which the service will be regulated. A number of other petitions addressing the application of existing regulations to Voice Over Internet Protocol and other Internet Protocol services have been filed at the FCC and are pending. We cannot at this time predict the outcome of those petitions on our business or the industry.

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

Congress also has considered in the past, and may consider in the future, legislation addressing Voice over Internet Protocol. We cannot at this time predict if or when such legislation will be enacted, or its effect on our business and the industry. Additionally, the U.S. Supreme Court in June 2005 in the Brand X opinion ruled that cable operators are not required to make their cable infrastructures available to Internet service providers on a wholesale basis. Subsequently, the FCC deregulated the pricing of naked DSL, allowing ILECs to charge much higher wholesale prices to independent Internet service providers. These two changes increase the risk of operating an independent Internet service provider absent a wireless broadband strategy.

Inter-carrier Compensation. The FCC regulates the interstate access rates charged by local carriers for the origination and termination of interstate long distance traffic. These access rates make up a significant portion of the cost of providing long distance service. The FCC has adopted policy changes that over time are reducing incumbent carriers’ access rates, which have the impact of lowering the cost of providing long distance service, especially to business customers. In addition, the FCC has adopted rules that require competitive carriers to reduce gradually the levels of their tariffed access charges until those charges are no greater than those of the incumbent carriers with which they compete. In March 2005, the FCC initiated a proceeding designed to examine and reform comprehensively intercarrier compensation, including access charges, in the telecommunications market. Intercarrier compensation typically is the largest single expense incurred by companies that provide telecommunications services, including us. Further FCC action in this area may reduce most access charges in the future or shift all forms of intercarrier compensation to flat rate pricing. We cannot predict at this time the result of this proceeding, the full impact of the FCC’s decisions in this area, or the effect these decisions will have on our business and the industry.

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

Universal Service. Access charges historically have been used to subsidize universal telephone service. Together with access and other intercarrier compensation reform, the FCC in recent years has changed the methodology used to subsidize universal telephone service and achieve other related public policy goals. Any reform in connection with intercarrier compensation will, by necessity, require revisions to the FCC’s policies governing universal service. Congress is currently considering changes to the USF rules; however, it is unclear what changes, if any, will ultimately become law. Because the effects of these revisions are uncertain, the fees we pay to subsidize universal service may increase or decrease substantially in the future.

The FCC continues to consider related questions regarding the applicability of access charges and universal service fees to providers of Internet access service and other services and applications using Internet protocol, including Voice Over Internet Protocol. Currently, Internet access providers are not subject to these expenses, and a federal court of appeals has upheld the FCC’s decision not to impose such fees. However, there are open questions about how the existing rules apply to providers of data, voice, or other services using the Internet or Internet protocol-based technology. The FCC is in the process of re-examining these issues in the context of its generic proceeding on IP-enabled services. We are not in a position to determine how these issues regarding access charges and universal service fees will be resolved, or whether the resolution of these issues will be harmful to our competitive position or our results of operations.

Detariffing. The FCC required non-dominant long distance companies, including us, to detariff interstate long distance domestic and international services in 2001. In 2001, the FCC also permitted competitive local exchange carriers, including us, to choose either to detariff the interstate access services that competitive carriers sell to long distance companies that originate or terminate traffic from or to their local customers, or to maintain tariffs but comply with rate caps. Tariffs set forth the rates, terms and conditions for service and must be updated or amended when rates are adjusted or products are added or removed. Before detariffing, we filed tariffs with the FCC to govern our relationship with most of our long distance customers and with long distance companies that originated or terminated traffic from or to our local customers. The detariffing process has required us, among other things, to post these rates, terms and conditions on our web site instead of filing them as tariffs with the FCC. Because detariffing precludes us from filing our tariffs with the FCC, some may argue that we are no longer subject to the “filed rate doctrine,” under which the filed tariff controls all contractual disputes between a carrier and its customers. The detariffing process has effectively required us to enter into individual contracts with each of our customers and to notify our customers when rates are adjusted or products are added or removed. This process increases our costs of doing business. Detariffing may expose us to legal liabilities and costs if we can no longer rely on the filed rate doctrine to settle contract disputes.

Other Federal Regulations. The FCC imposes prior approval requirements on transfers of control and assignments of radio licenses and operating authorizations. The FCC has the authority generally to condition, modify, cancel, terminate, revoke, or decline to renew licenses and operating authority for failure to comply with federal laws and the rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations. The FCC or third parties may raise issues with regard to our compliance with applicable laws and regulations.

Federal Excise Tax Changes. IRS Notice 2006-50 instructs companies collecting the Federal Excise Tax to "cease collecting and paying over tax under §4251 of the Internal Revenue Code on nontaxable service billed after July 31, 2006". Several recent rulings have held that "service for which there is a toll charge that varies with elapsed transmission time and not distance (time-only service) is not taxable toll telephone service." On August 1, 2006 the Company will no longer be responsible for collecting and remitting the Federal Excise Tax.

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

State public utility commissions have responsibility under the Telecommunications Act to oversee relationships between incumbent carriers and their new competitors with respect to such competitors’ use of the incumbent carriers’ network elements and wholesale local services. Public utility commissions arbitrate interconnection agreements between the incumbent carriers and competitive carriers such as CloseCall when necessary. Pursuant to the Telecommunications Act, the decisions of state public utility commissions with regard to interconnection disputes may be appealed to federal courts.

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

Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings, and incurrence by carriers of significant debt obligations. Certificates of authority generally can be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law or the rules, regulations and policies of state regulatory authorities. Fines or other penalties also may be imposed for such violations. Public utility commissions or third parties may raise issues with regard to our compliance with applicable laws or regulations.

Payphone Service Providers

The Telecommunications Act substantially restructured the telecommunications industry, included specific provisions related to the payphone industry and required the FCC to develop rules necessary to implement and administer the provisions of the Telecommunications Act on both an interstate and intrastate basis.

Federal Regulation of Local Coin and Dial-Around Calls. The Telephone Operator Consumer Services Improvement Act of 1990, or TOCSIA, established various requirements for companies that provide operator services and for call aggregators, including payphone service providers, or PSPs, who send calls to those operator service providers, or OSPs. The requirements of TOCSIA as implemented by the FCC included call branding, information posting, rate quotations, the filing of informational tariffs and the right of payphone users to access any OSP in order to make non-coin calls. TOCSIA also required the FCC to take action to limit the exposure of payphone companies to undue risk of fraud upon providing this “open access” to carriers.

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

Pay Phone Services. In 1996, recognizing that IPPs had been at a severe competitive disadvantage under the existing system of regulation and had experienced substantial increases in dial-around calls without a corresponding adjustment in compensation, Congress enacted Section 276 to promote both competition among payphone service providers and the widespread deployment of payphones throughout the nation. Section 276 directed the FCC to implement rules by November 1996 that would:

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

In July 1997, a federal court responded to an appeal of the 1996 Payphone Order, finding that the FCC erred in (1) setting the default per-call rate at $0.35 without considering the differences in underlying costs between dial-around calls and local coin calls, (2) assessing the flat-rate compensation against only the carriers with annual toll-call revenues in excess of $100 million, and (3) allocating the assessment of the flat-rate compensation based on gross revenues rather than on a factor more directly related to the number of dial-around calls processed by the carrier. The Court also assigned error to other aspects of the 1996 Payphone Order concerning inmate payphones and the accounting treatment of payphones transferred by an RBOC to a separate affiliate.

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

On March 9, 1998, the FCC issued a Memorandum Opinion and Order, FCC 98-481, which extended and waived certain requirements concerning the provision by the LECs of payphone-specific coding digits, which identify a call as originating from a payphone. Without the transmission of payphone-specific coding digits, some of the IXCs have claimed they are unable to identify a call as a payphone call eligible for dial-around compensation. With the stated purpose of ensuring the continued payment of dial-around compensation, the FCC’s Memorandum and Order issued on April 3, 1998 left in place the requirement for payment of per-call compensation for payphones on lines that do not transmit the requisite payphone-specific coding digits but gave the IXCs a choice for computing the amount of compensation for payphones on LEC lines not transmitting the payphone-specific coding digits of either accurately computing per-call compensation from their databases or paying per-phone, flat-rate compensation computed by multiplying the $0.284 per call rate by the nationwide average number of 800 subscriber and access code calls placed from RBOC payphones for corresponding payment periods. Accurate payments made at the flat rate are not subject to subsequent adjustment for actual call counts from the applicable payphone.

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

In response to the Court’s second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released the Third Report and Order and Order on Reconsideration of the Second Report and Order, or 1999 Payphone Order, in which the FCC abandoned its efforts to derive a “market-based” default dial-around compensation rate and instead adopted a “cost-based” rate of $0.24 per dial-around call, which was to be adjusted to $0.238 on April 21, 2002. Both PSPs and IXCs petitioned the Court for review of the 1999 Payphone Order’s determination of the dial-around compensation rate. On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a $0.24 dial-around compensation rate. On all the issues, including those raised by the IXCs and the IPPs, the Court applied the “arbitrary and capricious” standard of review and found that the FCC’s rulings were lawful and sustainable under that standard. The new $0.24 rate became effective April 21, 1999 and was applied retroactively to the period beginning on October 7, 1997 and ending on April 20, 1999 (the “intermediate period”), less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation rate of $0.238 per call.

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

On August 2, 2002 and September 2, 2002 respectively, the American Public Communications Council, the APCC, and the Regional Bell Operating Companies, the RBOCs, filed petitions with the FCC to revisit and increase the dial-around compensation rate level. Using the FCC’s existing formula and adjusted only to reflect current costs and call volumes, the APCC and RBOCs’ petitions supported an approximate doubling of the current $0.24 rate. On August 12, 2004, the FCC released an order to increase the dial-around compensation rate from $0.24 to $0.494 per call, or the 2004 Order. The new rate became effective September 27, 2004, 30 days after publication of the 2004 Order in the Federal Register, and may be subject to appeal by IXCs or other parties. Dial-around revenues at the new rate of $0.494 per call, which aggregated $9,655,514 for the year ended March 31, 2006, are included in revenues reported in the Mobilepro’s consolidated financial statements.

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

Effect of Federal Regulation of Local Coin and Dial-Around Calls. To ensure “fair compensation” for local coin calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order that upheld the FCC’s authority to deregulate local coin call rates. In accordance with the FCC’s ruling and the court order, certain LECs and IPPs, including Davel, have increased rates for local coin calls. Initially, when Davel increased the local coin rate to $0.35, Davel experienced a large drop in call volume. When Davel subsequently raised its local coin rates to $0.50, it did not experience call volume declines at the same levels. Davel has experienced, and continues to experience, lower coin call volumes on its payphones resulting not only from increased local coin calling rates, but from the growth in wireless communication services, changes in call traffic and the geographic mix of Davel’s payphones, as well.

Other Provisions of The Telecommunications Act and FCC Rules. As a whole, the Telecommunications Act and FCC Rules significantly altered the competitive framework of the payphone industry. Davel believes that implementation of the Telecommunications Act has addressed certain historical inequities in the payphone marketplace and has, in part, led to a more equitable and competitive environment for all payphone providers. However, there remain several key areas of implementation of the Telecommunications Act yet to be fully and properly implemented such that the 1996 congressional mandate for widespread deployment of payphones is not being realized. This circumstance creates an uncertain environment in which Davel and the industry must operate. Davel has identified the following such uncertainties:

Various matters pending in several federal courts and raised before the Congress which, while not directly challenging Section 276, relate to the validity and constitutionality of the Telecommunications Act, as well as other uncertainties related to the impact, timing and implementation of the Telecommunications Act.

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

In the past, RBOCs were allegedly impaired in their ability to compete with the IPPs because they were not permitted to select the interLATA carrier to serve their payphones. Recent changes to the FCC Rules remove this restriction. Under the existing rules, the RBOCs are now permitted to participate with the Location Owner in selecting the carrier of interLATA services to their payphones; effective upon FCC approval of each RBOC’s Comparably Efficient Interconnection plans. Existing contracts between Location Owners and payphone or long-distance providers that were in effect as of February 8, 1996 were grandfathered and will remain in effect pursuant to their terms.

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

The 1996 Payphone Order determined that the administration of programs for maintaining public interest payphones should be left to the states within certain guidelines. Various state proceedings have been undertaken in reviewing this issue, but no widespread or effective actions have been taken to stem the tide of payphone removal around the nation. The FCC has pending various “universal service” proposals under consideration, which may impact Davel, both positively and negatively.

Billed Party Preference and Rate Disclosure. On January 29, 1998, the FCC released its Second Report and Order on Reconsideration entitled In the Matter of Billed Party Preference for InterLATA 0+ Calls, Docket No. 92-77. Effective July 1, 1998, all carriers providing operator services were required to give consumers using payphones the option of receiving a rate quote before a call is connected when making a 0+ interstate call. The system appears to be functioning adequately to meet its designated goals.

State and Local Regulation. State regulatory authorities have been primarily responsible for regulating the rates, terms and conditions for intrastate payphone services. Regulatory approval to operate payphones in a state typically involves submission of a certification application and an agreement by Davel to comply with applicable rules, regulations, and reporting requirements. The states and the District of Columbia have adopted a variety of state-specific regulations that govern rates charged for coin and non-coin calls, as well as a broad range of technical and operational requirements. The Telecommunications Act contains provisions that require all states to allow payphone competition on fair terms for both LECs and IPPs. State authorities also in most cases regulate LEC tariffs for interconnection of independent payphones, as well as the LECs’ own payphone operations and practices.

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

In accordance with requirements under the Telecommunications Act, state regulatory authorities are currently reviewing the rates that LECs charge IPPs for local line access and associated services. Local line access charges have been reduced in certain states, and Davel believes that selected states’ continuing review of local line access charges, coupled with competition for local line access service resulting from implementation of the Telecommunications Act, may lead to more options available to Davel for local line access at competitive rates. Davel cannot provide assurance, however, that such options or local line access rates will become available in all states.

Davel believes that an increasing number of municipalities and other units of local government have begun to impose taxes, license fees and operating rules on the operations and revenues of payphones. Davel believes that some of these fees and restrictions may be in violation of provisions of the Telecommunications Act prohibiting barriers to entry into the business of operating payphones and the policy of the Act to encourage wide deployment of payphones. However, in at least one instance, involving a challenge to a payphone ordinance adopted by the Village of Huntington Park, California, the FCC declined to overturn a total ban on payphones in a downtown area. The proliferation of local government licensing, restriction, taxation and regulation of payphone services could have an adverse affect on Davel and other PSPs unless the industry is successful in resisting or moderating this trend.

Employees

As of March 31, 2006, we employed 314 full-time employees. We anticipate that we will need additional people to fill administrative, sales, and technical positions if we continue to be successful in raising capital to implement our strategic business plan. We have no collective bargaining agreements with our employees. The breakout of full-time employees is as follows:

Finance, accounting legal and administration	24 employees
Retail operations (includes CloseCall America, Inc. and the call centers)	161 employees
Wireless networks (includes Kite Broadband, LLC and NeoReach Wireless, Inc.)	76 employees
Business operations (includes Davel Communications, Inc and American Fiber Network, Inc.)	53 employees

Item 2. Property

Our principal executive offices are located in approximately 2,000 square feet of leased office space at 6701 Democracy Boulevard, Suite 202, Bethesda, Maryland 20817. The term of the lease expires on February 28, 2009.

In addition, our subsidiary operations currently occupy leased office space in locations around the country. A description of the occupancy terms for each of our significant locations follows.

CloseCall occupies approximately 14,000 square feet of leased office space in Stevensville, Maryland, that includes management, finance, sales, and a customer support call center. The initial term of the lease expires on February 28, 2007, but the lease contains a provision providing CloseCall with the option of extending the lease for two additional years at the end of the initial term and at the end of each option term.

AFN occupies approximately 3,200 square feet of leased office space in Overland Park, Kansas that includes management, finance, sales, and operations. The initial term of the lease expires on July 31, 2006.

Davel occupies approximately 16,700 square feet of leased office space in Cleveland, Ohio; the lease term expires on September 29, 2008. Approximately 4,000 square feet of storage space is also rented in Cleveland on a month-to-month basis.

Kite operates 1) a call center in Tucson, Arizona, under a lease of 8,150 square feet that expires on July 31, 2008, and that includes two three-year options, and 2) a data center in Ridgeland, Mississippi, under a lease of 1,500 square feet that expires on August 31, 2008. Its corporate office is also located in Ridgeland, Mississippi, occupying approximately 6,100 square feet of space under a lease term that expires on February 28, 2009.
Kite Networks occupies an office in Tempe, Arizona, consisting of approximately 1,800 square feet, under a lease that terminated on May 31, 2006 and converted to a month-to-month rental arrangement.

The operations of our Internet services business segment, including DFW, occupy small leased office space facilities in numerous locations around the United States. The lease expiration dates for the most significant properties are September 30, 2010 (Houston, Texas), April 30, 2006 (Seattle, Washington), November 15, 2006 (Janesville, Wisconsin), May 31, 2007 (Shreveport, Louisiana), January 31, 2010 (Irving, Texas), February 29, 2008 (Tucson, Arizona) and November 1, 2007 (Stockton, California). The charge for restructuring costs that we recorded in the quarter ended December 31, 2005 is based on our plan to close certain of these Internet services facilities during fiscal 2007.

Item 3. Legal Proceedings

At the time that we acquired Davel, there was existing litigation brought against Davel and other defendants regarding a claim associated with certain alleged patent infringement. Davel has been named as a defendant in a civil action captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., C.A. No. 04-4303 filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls. Davel continues to review and investigate the allegations set forth in the complaint, continues to assess the validity of the Gammino Patents, and is in the process of determining whether the technology purchased by Davel from third parties infringes upon the Gammino Patents. The plaintiff is seeking monetary relief of at least $7,500,000. The case is in the discovery phase of the litigation.

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

CloseCall has also filed counterclaims against Verizon. The first claim stems from Verizon’s refusal to resell certain bundled telecommunications services to CloseCall, despite repeated requests by CloseCall and the requirements of the Communications Act of 1934, as amended. In addition, CloseCall has asserted damages as a result of Verizon’s entry into secret resale agreements with two CLECs, offering those companies deep discounts on telecommunications services not offered to other CLECs, including CloseCall. The basis for this counterclaim is FCC regulations that prohibit an incumbent carrier from offering different rates or different levels of discounts to similarly situated CLECS. The damages associated with this claim will be determined by data and information that has not yet been produced by Verizon. CloseCall has asserted damages as a result of Verizon’s failure to provide dialing parity to CloseCall’s customers. The damages claimed will depend on data that has not yet been produced by Verizon. CloseCall has asserted a claim for tortious interference with business relations as a result of Verizon’s policy of blocking local service change orders for any customer that also receives DSL service from or through Verizon. CloseCall has also made a declaratory judgment claim for inaccurate and improper billings by Verizon, including carrier access billing service charges.

On November 2, 2005, the Circuit Court for Montgomery County (a) dismissed CloseCall's counterclaim relating to Verizon's alleged breach of the parties' resale agreements by refusing to offer for resale bundled telecommunications services that Verizon offered to its own end-user customers and by refusing to offer to CloseCall the same discounts for resold services offered by Verizon to other competitive local exchange carriers, (b) severed CloseCall's counterclaims, other than the claim related to CABS charges, and (c) ordered CloseCall to pursue the severed counterclaims in the first instance before the appropriate federal or state administrative agency.

As a result of the Circuit Court for Montgomery County's November 2, 2005 Order, CloseCall filed a Complaint against Verizon before the Public Service Commission of Maryland in connection with CloseCall’s allegations that (a) Verizon's failure to provide dialing parity to CloseCall's end-user customers and (b) Verizon's refusal to process local service change orders for customers also subscribing to Verizon's DSL service.

On June 9, 2006, Verizon Maryland Inc., Verizon New Jersey Inc., and Verizon Delaware Inc. and CloseCall entered into a Confidential Settlement and Release Agreement, which ends the pending litigation between the parties relating to the payment of Subscriber Line Charges by CloseCall and the application of the terms of the promotional resale discount offered by Verizon to CloseCall in connection with the 2000 merger between Bell Atlantic Corporation and GTE Corporation. The terms of the parties' settlement are confidential.

The Company is involved in other litigation arising in the normal course of its business which it believes will not materially affect its financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “MOBL.” The following table sets forth the high and low closing prices for the common stock for each calendar quarter since April 1, 2004, as reported by the National Quotation Bureau.

	Price Per Share
	High	Low
2004
April 1, 2004 - June 30, 2004	$0.28	$0.10
July 1, 2004 - September 30, 2004	$0.27	$0.14
October 1, 2004 - December 31, 2004	$0.24	$0.15
2005
January 1, 2005 - March 31, 2005	$0.24	$0.17
April 1, 2005 - June 30, 2005	$0.38	$0.15
July 1, 2005 - September 30, 2005	$0.36	$0.24
October 1, 2005 - December 31, 2005	$0.26	$0.17
2006
January 1, 2006 - March 31, 2006	$0.30	$0.18
April 1, 2006 - June 22, 2006	$0.24	$0.18

Stockholders

As of March 31, 2006, there were approximately 771 registered holders of record of our common stock. We believe that a substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions. Including such holders, we believe that there are more than 10,000 holders of our common stock as of March 31, 2006.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We have previously announced a record date of September 15, 2004 for the dividend of certain shares we own in Solution Technology International, Inc (“STI”). Due to the delays in STI becoming a publicly traded company, we have not yet established a payment date for the dividend.

Equity Compensation Plan Information

Incorporated by reference to the Company’s 2006 Definitive Proxy Statement on Schedule 14A.

Mobilepro Non-Plan Option and Warrant Grants

Incorporated by reference to the Company’s 2006 Definitive Proxy Statement on Schedule 14A.

Recent Sales of Unregistered Securities

On April 15, 2004, we granted Daniel Lozinsky, our director, a warrant to purchase 6,000,000 shares of our common stock, 5,000,000 of which have vested.

On April 15, 2004, we awarded warrants to purchase a total of 15,182,500 shares of our common stock, exercisable at $0.018 per share.

On June 3, 2004, we issued 878,816 shares of our common stock to the former stockholders of ShreveNet, Inc., as part of the consideration we paid for the acquisition of ShreveNet, Inc. by our subsidiary, DFW.

On June 10, 2004 we granted warrants to purchase our common stock to Kevin Kuykendall in connection with his joining us as President of the voice business segment. In connection with the termination of his employment in December 2004, the total number of shares issuable upon the exercise of his warrants was reduced to 3,500,000. The warrants are exercisable at $0.20 per share.

On June 28, 2004, we granted Don Gunther, one of the members of our advisory board, a warrant to purchase 800,000 shares of our common stock. The warrant is exercisable at $0.20 per share.

In June 2004, in connection with the negotiating the SEDA, we issued 8,000,000 shares, including 5,000,000 unregistered shares, in payment of financing fees.

On July 1, 2004, we granted Ocean Advisors a warrant to purchase 2,000,000 shares of our common stock that is exercisable at $0.18 per share in connection with their providing investor relations services to us.

On July 6, 2004, we issued $271,132 in convertible promissory notes to the former stockholders of Clover Computer Corporation, as part of the consideration we paid for the acquisition of Clover Computer Corporation by our subsidiary DFW. The convertible promissory notes were convertible into shares of our common stock.

On July 20, 2004 we granted Fred Tarter, one of the members of our advisory board, a warrant to purchase 1,000,000 shares of our common stock. The warrant is exercisable at $0.20 per share.

On July 30, 2004, we issued $750,000 in convertible promissory notes and 5,000,000 shares of our common stock to the former stockholders of C.L.Y.K., Inc., as part of the consideration we paid for the acquisition of C.L.Y.K., Inc. The convertible promissory notes were convertible into shares of our common stock. 1,685,000 shares were returned to the Company in March 2006 in connection with a settlement agreement.

On August 13, 2004, we issued 1,500,000 shares of our common stock to Web One, Inc. as part of the consideration we paid for the acquisition of certain assets of Web One, Inc. by our subsidiary DFW.

On September 15, 2004, we issued $250,000 in convertible promissory notes to the former stockholders of World Trade Network, Inc., as part of the consideration we paid for the acquisition of World Trade Network, Inc. by our subsidiary DFW. The convertible promissory notes were convertible into shares of our common stock.

On September 16, 2004, we issued $776,472 in convertible promissory notes to the former stockholders of The River Internet Access Co., as part of the consideration we paid for the acquisition of The River Internet Access Co., by our subsidiary DFW. The convertible promissory notes are convertible into shares of our common stock.

On October 15, 2004, we issued 40,000,000 shares of our common stock and warrants to purchase up to 3,500,000 shares of our common stock to the former stockholders of CloseCall, as part of the consideration we paid for the acquisition of CloseCall.

On November 1, 2004, we entered into an executive employment agreement with Geoffrey B. Amend, pursuant to which we granted Mr. Amend a warrant to purchase up to 2,000,000 shares of our common stock that is exercisable at $0.20 per share. In April 2005, we granted Mr. Amend an additional warrant to purchase 1,500,000 shares of our common stock that is exercisable at $0.15 per share. In February 2006, we granted Mr. Amend an additional warrant to purchase 500,000 shares of our common stock that is exercisable at $0.233 per share.

On November 15, 2004, we issued warrants to purchase up to 5,000,000 shares of our common stock to certain lenders in connection with our acquisition of 100% of the senior secured debt of Davel and an assignment by those lenders of the their shares of Davel’s common stock representing approximately 95% of Davel’s issued and outstanding common stock.

In connection with the financing of our acquisition of the senior secured debt of Davel, we issued to Airlie and the loan broker warrants to purchase up to 5,600,000 shares of our common stock that are exercisable at $0.20 per share.

On December 15, 2004, we entered into an executive employment agreement with John Dumbleton, pursuant to which we granted Mr. Dumbleton a warrant to purchase up to 2,000,000 shares of our common stock that are exercisable at $0.17 per share. In March 2006, we issued 831,615 shares of our common stock to Mr. Dumbleton in connection with the exercise of this warrant.

On January 1, 2005, we entered into an executive employment agreement with Bruce Sanguinetti, pursuant to which we granted Mr. Sanguinetti a warrant to purchase up to 3,000,000 shares of our common stock that are exercisable at $0.16 per share. In January 2006, Mr. Sanguinetti was granted a warrant to purchase an additional 1,000,000 shares of our common stock that are exercisable at $0.19 per share, in connection with his service as chief executive officer of NeoReach that terminated in December 31, 2005.

On January 19, 2005, we granted Mr. Donald Sledge, a warrant to purchase up to 500,000 shares of our common stock in connection with his appointment to our Board. We subsequently granted Mr. Sledge an additional warrant to purchase up to 250,000 shares of our common stock in June 2005 in connection with his service on our Board. The warrants are exercisable at $0.185 per share and $0.15 per share, respectively.

In February 2005, we granted a warrant to purchase 250,000 shares of our common stock to both Phil Otto and Dr. Bruce Bowman in connection with their appointment to our advisory board. The warrants are exercisable at $0.155 per share and $0.193 per share, respectively.

On April 1, 2005, we granted warrants to purchase 5,000,000 and 1,500,00 shares of our common stock to Messrs. Wright and Gordon, respectively, exercisable at $0.22 per share.

On April 20, 2005, we granted to Mr. Mazerski, a warrant to purchase 1,500,000 shares of our common stock, in connection with his employment exercisable at $0.15 per share. We also granted Ms. Martin a warrant to purchase 1,500,000 shares of our common stock in connection with her employment. In February 2006, we granted Ms. Martin an additional warrant to purchase 500,000 shares of our common stock. The warrants are exercisable at $0.15 per share and $0.233 per share, respectively.

On April 21, 2005, we issued warrants to purchase up to 600,000 shares of our common stock to a former owner of Evergreen.

On May 16, 2005, we issued a $15.5 million debenture to Cornell Capital Partners, L.P., convertible into our common stock at a price of $0.30 per share. Cornell Capital was also issued a warrant to purchase 6,000,000 shares of our common stock at a price of $0.50 per share.

On May 17, 2005, we granted a warrant to purchase 250,000 shares of our common stock to Michael Kleeman in connection with his appointment to our advisory board, exercisable at $0.33 per share.

On May 17, 2005, we issued 100,000 shares of our common stock to Northern Hills, Inc. as compensation for their role in identifying Transcordia LLC a/k/a WazAlliance as a target company and our acquisition of it in May 2005.

On June 7, 2005 we issued 760,000 shares of our common stock to the prior owners of Transcordia, LLC. On September 12, 2005, we issued an additional 173,334 shares of our common stock to the prior owners of Transcordia, LLC.

On June 16, 2005, we granted warrants to purchase 250,000 shares of our common stock to Messrs. O'Neil and MacFarland, exercisable at $0.15 per share.

On June 20, 2005, we granted a warrant to purchase up to 750,000 shares of our common stock to Mr. Hank Deily, our Corporate Controller. The warrant is exercisable at $0.31 per share. On February 7, 2006, we granted Mr. Deily a warrant to purchase 500,000 shares of our common stock exercisable at $0.233 per share.

On June 23, 2005 we issued 2,200,000 shares of our common stock to Paul Sadler upon his conversion of a convertible note and the settlement of a second note payable to him that were issued in connection with our purchase of Clover Computer Corporation.

On July 13, 2005 and August 24, 2005, in separate transactions, we issued 6,000,000 shares and 4,000,000 shares, respectively, to the prior owner of AFN.

In September 2005, we issued 1,505,360 shares of our common stock to the former owners of Evergreen in connection with its acquisition by us.

On October 6, 2005, we issued 1,846,733 shares of our common stock to former owners of The River Internet Access Co. upon the conversion of debentures received by them in connection with its acquisition by the Company.

On November 1, 2005, we issued 3,669,725 shares of our common stock to the prior owners of InReach Internet, LLC in connection with its acquisition by the Company.

On November 16, 2005 and pursuant to our 2001 Equity Performance Plan, we awarded incentive stock options to purchase 6,771,000 shares of our common stock to our employees with an exercise price of $0.22 per share.

On December 16, 2005, we issued 300,000 shares of our common stock to Ryan Beck & Co, in connection with the receipt of investment banking services.

On January 25, 2006, we granted to Mr. John von Harz an option to purchase 400,000 shares of our common stock, exercisable at $0.26 per share.

On January 31, 2006 we issued 90,000,000 shares of our common stock to the former owners of Kite Broadband and Kite Networks in connection with its acquisition of Kite Broadband and Kite Networks.

On December 30, 2005, we granted a warrant to purchase 10,000,000 shares of our common stock to Mr. Sullivan in connection with his appointment to be President and Chief Operating Officer of the Company.

On February 7, 2006, we granted warrants to purchase 250,000 shares of our common stock to Messrs. MacFarland, O’Neil, and Sledge, in connection with their service on our Board, exercisable at $0.23 per share.

On February 7, 2006, we granted warrants to purchase 1,000,000 shares of our common stock to Messrs. Magruder and Bethell and a warrant to purchase 350,000 shares of our common stock to Lisa Bickford in connection with their service as executives with the Company, all exercisable at $0.233 per share.

On March 29, 2006, we issued 15,724 shares of our common stock each to Messrs. Gunther, Bouts, and Silverman in connection with their prior service as members of our board of advisors.

On April 1, 2006, we granted warrants to purchase 250,000 shares of our common stock to Messrs. Bouts, Bowman, Gunther, Latchford, Otto and Silverman, in connection with their service on our Board of Advisors, exercisable at $0.22 per share.

Except as otherwise noted, the securities described in this Item were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act. Each such issuance was made pursuant to individual contracts that are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about Mobilepro to make an informed investment decision. Among this information was the fact that the securities were restricted securities.

Item 6. Management’s Discussion and Analysis of Results of Operation and Financial Condition

The following information should be read in conjunction with the audited consolidated financial statements of Mobilepro Corp. and the notes thereto appearing elsewhere in this filing. Statements in this “Management’s Discussion and Analysis of Results of Operation and Financial Condition” and elsewhere in this report that are not statements of historical or current fact constitute “forward-looking statements.”

The following is a discussion and analysis of 1) our results of operations for the fiscal years ended March 31, 2006 and 2005, 2) our financial position at March 31, 2006, and 3) the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

Overview

Prior to January 2004, we were a development stage company. Although we were incorporated five years ago, we have undergone a number of changes in our business strategy and organization. In June 2001, we focused our business on the integration and marketing of complete mobile information solutions to meet the needs of mobile professionals. In April 2002, we acquired NeoReach, and shifted our focus toward solutions supporting the third generation wireless market. We shifted our business strategy in December 2003 with a new management team, expanding significantly the scope of our business activity to include Internet access services, local and long distance telephone services and the ownership and operation of payphones. In 2005, we began to invest in the business of deploying broadband wireless networks and providing wireless network access services in wireless access zones to be primarily located in municipality-sponsored areas. We entered these businesses primarily through the acquisition of established companies. These operations have been acquired within the last 24 months. Accordingly, our experience in operating our current businesses is limited. Our Company has lost money historically. For the fiscal years ended March 31, 2006 and 2005, we incurred net losses of $10,176,407 and $5,359,722, respectively. At March 31, 2006, we had an accumulated deficit of $31,372,957.

Our acquisitions have resulted in the creation of a broadband wireless, telecommunications, and integrated data communications services company with customers representing approximately 270,000 equivalent subscriber lines. We intend to pursue additional acquisitions to further the development of our Internet services business, competitive local exchange and wireless broadband businesses. We expect that future revenue growth will occur largely through the consummation of additional acquisitions, growth of our core CLEC business, and the deployment, ownership and management of broadband wireless networks that we expect to provide subscription and advertising revenues.

We had a publicly announced goal of reaching $200 million in annualized revenues and 10% EBITDA margin by the end of fiscal 2006. Our revenues for the year ended March 31, 2006 were approximately $99 million. We failed to consummate acquisitions of one or more companies with annualized revenues exceeding $100 million prior to March 31, 2006. Although we continue actively to evaluate acquisition opportunities, there can be no assurance that we will complete additional acquisitions or that any additional acquisitions, plus continuing operations, will provide sufficient revenues to achieve the goal in fiscal 2007. Our Adjusted EBITDA for the year ended March 31, 2006 was approximately $3,321,976, or 3.4% of consolidated revenues. Although this result represents an improvement from our EBITDA for fiscal 2005 (negative $1,453,946), we did not achieve the goal. Primarily, operating expenses incurred by the Company in support of its municipal wireless network businesses, without material corresponding revenues, and the decline in our payphone and dial-up Internet access businesses, adversely affected operating results in the year ended March 31, 2006. Such wireless operating expenses were approximately $1,960,000 for the year, or 2.0% of consolidated revenues.

Our strategy is unproven and the revenue and income potential from our strategy is uncertain. We may encounter risks and difficulties frequently encountered by companies that have grown rapidly through acquisition, including the risks described elsewhere in this report. Our business strategy may not be successful and we may not be able to successfully address these risks.

Revenues for the reportable business segments for the years ended March 31, 2006 and 2005 were as follows:

Business Segment	2006	2005

Voice Services	$72,356,453	$32,009,084
Internet Services	16,940,513	13,884,060
Wireless Networks	9,716,501	-
Corporate	-	615,000
Total Revenues	$99,013,467	$46,508,144

Revenues for each business segment, expressed as a percentage of total revenues for the respective years, were as follows:

Business Segment	2006	2005

Voice Services	73.1%	68.8%
Internet Services	17.1	29.9
Wireless Networks	9.8	-
Corporate	-	1.3
Total Revenues	100.0%	100.0%

The revenues of the voice services business segment are provided primarily by the operations of Davel and CloseCall. Both of these companies were acquired in the third quarter of fiscal 2005. Fiscal 2006 results include revenues for these companies for the entire year. Davel revenues included in our consolidated results were $40,305,697 for the year ended March 31, 2006, compared with $17,461,532 for the year ended March 31, 2005, representing approximately 55.7% and 40.7% of voice services revenues and consolidated revenues, respectively, for the current year. CloseCall revenues included in our consolidated results were $27,029,379 for the year ended March 31, 2006, compared with $14,766,531 for the year ended March 31, 2005, representing approximately 46.1% and 31.8% of voice services revenues and consolidated revenues, respectively, for the current year.

We deliver a comprehensive suite of voice and data communications services, including local exchange, long distance, enhanced data, Internet, wireless and broadband services to our end-user customers. We are focused on growing our current customer bases, deploying wireless technologies, acquiring and growing profitable telecommunications and broadband companies and forging strategic alliances with well positioned companies with complementary product lines and in complementary industries. We are an innovator in the deployment of wireless broadband networks and services. Our wireless broadband networks and services will be provided in our Wireless Access Zones (WAZ) to be primarily located in municipality sponsored areas. These network systems are scalable and flexible and will be readily modified to offer a variety of broadband services.

Cost of services is comprised primarily of telecommunications charges, including data transmission and database access, leased digital capacity charges, circuit installation charges, and activation charges. The costs of database access, circuits, installation charges and activation charges are based on fixed fee and/or measured services contracts with local exchange carriers, inter-exchange carriers and data services providers. Salaries, equipment maintenance, and other costs related to the ongoing operation of our network facilities are included in operating expenses. Depreciation expense on our network equipment is excluded from our cost of services and is included in depreciation and amortization of property and equipment and amortization of intangible assets in our consolidated statements of operations. Our other operating expenses also include costs related to sales, marketing, administrative and management personnel; outside legal, accounting and consulting services; advertising and occupancy expenses; and other costs of being a publicly traded company, including legal and audit fees, insurance premiums and board of director fees.

Management Opportunities and Challenges

During the current fiscal year, management concentrated its efforts on the business development and network deployment activities of NeoReach Wireless, the consolidation and integration of the Internet services and voice services businesses, and the identification and securing of additional sources of growth capital.

We see opportunity for growth in the emerging market presented by municipally sponsored broadband wireless networks. Our acquisition strategy of the last two years has been executed, in part, with the objective of establishing a viable telecommunications company with sufficient credibility to be considered for selection by cities for the deployment, ownership and management of broadband wireless networks. The initial indication of the effectiveness of our business plan execution was the selection by Tempe, Arizona, of Kite Networks (formerly, NeoReach Wireless) for its network. Subsequently, we were selected by six other cities for the deployment, ownership, and management of such networks. However, the ramp-up time from selection to the completion of deployment can exceed six months. As a result, we have incurred significant costs related to this business before the Tempe deployment is completed, and therefore before any significant revenues are expected. The capital equipment costs for the Tempe network are expected to exceed $2,900,000. Operating costs for Kite Networks were approximately $1,960,000 for the year ended March 31, 2006.

Many of the companies that we have acquired are experiencing declining revenues as we expected. Over 80% of the customers of our Internet services business are subscribers to dial-up service. The revenues of this business segment have declined from approximately $4,580,000 for the three months ended March 31, 2005 to approximately $3,208,000 (before the addition of InReach revenues) for the three months ended March 31, 2006, a decline of approximately 30%. Likewise, the pay telephone business is declining due primarily to the public’s increasing usage of competitive technologies. Revenues for Davel for the year ended March 31, 2006 were $40,305,697 compared with revenues of approximately $55,091,000 for the prior year (including that portion before our acquisition including the recovery of $6,505,000 in dial-around revenue relating to prior years) a decline of 17.4% excluding nonrecurring revenue. The declining revenues of these businesses and the operating costs of Kite Networks discussed above are adversely affecting our operating profitability.

During the three months ended December 31, 2005, both the Internet service provider segment and the voice services segment incurred operating losses that were not expected. As a result, we reviewed the carrying values of the assets of these segments and determined that an adjustment for goodwill impairment was appropriate at December 31, 2005. We recorded an impairment charge in the amount of $3,764,429, including $1,945,519 related to the Internet service provider companies and $1,818,910 related to Affinity. The negative customer churn of dial-up ISP customers has exceeded our expectations, contributing to the net loss incurred by this segment during the most recent quarter. We have experienced a significant and steady loss of Affinity customers, and Affinity has incurred bad debt losses at a greater rate than in our other CLEC companies. At March 31, 2006, we recorded an additional impairment charge related to the ISP companies in the amount of $682,116. The impairment charges represented approximately 17.2% and 84.5% of the goodwill determined at acquisition related to the ISP companies (excluding InReach) and Affinity, respectively. Future assessments of the acquisition fair values could identify material impairment losses resulting in substantial write-offs of goodwill. Such adjustments could have material adverse effects on our results of operations and our financial position. In order to attain and to sustain the profitability of our Internet and voice services businesses, we have undertaken a project to consolidate these operations that we expect to substantially complete during fiscal 2007. In connection with this project, we recorded a restructuring charge of $825,703 in fiscal 2006. As additional employee terminations occur, we expect to record an additional charge for restructuring costs in fiscal 2007. This amount has not yet been determined.

We are evaluating options for new financing to fund the build out of our municipal wireless networks and provide funds for potential future acquisitions. As discussed elsewhere, raising capital is a time intensive, subjective, and risky process.

Critical Accounting Policies

We believe there have been no significant changes in our critical accounting policies during the current year as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-KSB for the year ended March 31, 2005. During the current year, because the $100 million SEDA with Cornell Capital is providing equity financing to us, we began to amortize deferred financing costs related to the SEDA to additional paid-in-capital and we began to charge this account for the additional fees paid to Cornell Capital and other financial advisors in connection with making draws under the SEDA.

We consider the accounting policies related to revenue and related cost recognition, the valuation of goodwill and other intangible assets and the accounting for transactions related to our debt and equity financing activity to be critical to the understanding of our results of operations. Critical accounting policies include the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. We prepare our financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised SFAS No. 123. The revision, referred to as SFAS 123R, was entitled “Share-Based Payment.” This revised pronouncement replaces SFAS 123 and supersedes APB No. 25, and its scope encompasses a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

SFAS 123R requires that the compensation cost relating to share-based payment transactions be recorded in financial statements. For each transaction, compensation cost is to be measured based on the fair value of the equity or liability instrument issued. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition of compensation expense. In accordance with a Securities and Exchange Commission announcement released in April 2005, small business issuers will be allowed to implement SFAS No. 123R as of the beginning of the first annual period that begins after December 15, 2005 -- for us that means adoption in the first fiscal quarter ending June 30, 2006.

Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. We intend to adopt this new standard utilizing the prospective method. This approach requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. We are evaluating the requirements of SFAS No. 123R and expect that its adoption may have a material adverse impact on our consolidated results of operations including an increase in compensation expense for equity instruments issued to employees. We have not yet determined the effect of adopting SFAS No. 123R. Therefore, we have not determined whether the adoption will result in actual results that are similar to the current pro forma operating results that have been provided in accordance with SFAS No. 123.

Results of Operations and Financial Condition

We realize that effective analysis of our operations with an approach of comparing results for a current period with the results of a corresponding prior period may be difficult due to the number of acquisitions that we have completed and the significant number of shares of our common stock that we have issued to the former owners of acquired companies and Cornell Capital. In order to analyze ourselves, we focus not only on achieving increasing amounts of net income and EBITDA, but emphasize the change of net income per share.

The Fiscal Years Ended March 31, 2006 and 2005

Total Revenues

We achieved consolidated revenues of $99,013,467 in the year ended March 31, 2006 compared with revenues of $46,508,144 in the prior fiscal year. Since April 1, 2004, we have completed the acquisition of 19 companies that together have provided significant revenues to us in all three operating segments. The most significant portions of our revenues are provided by our CloseCall and Davel subsidiaries that were acquired in October 2004 and November 2004, respectively. Revenues for these companies were included in our consolidated results of operations from the acquisition dates. In addition, major acquisitions in the current year included AFN, acquired on June 30, 2005, and InReach, acquired on November 1, 2005. We obtained a 51% ownership interest in Kite Broadband in June 2005; this entity commenced operations on July 1, 2005. In January 2006 we subsequently acquired the remaining 49% of Kite Broadband and 100% interest in Kite Networks. The revenues of these entities were included in our consolidated results of operations from those dates. Accordingly, the amounts of revenues included in our consolidated revenues for the years ended March 31, 2006 and 2005 were as follows for Davel, CloseCall, Kite Broadband, AFN, and InReach.

Acquired Company	2006	2005	Increase

Davel	$40,305,697	$17,461,532	$22,844,165
CloseCall (includes Affinity and US1)	27,029,379	14,766,531	12,262,848
Kite Broadband	9,669,091	-	9,669,091
AFN	6,229,981	-	6,229,981
InReach	2,279,990	-	2,279,990
Total Revenues	$85,514,138	$32,228,063	$53,286,075

Revenues by Segment

Voice Services. We deliver voice communications services to end users on a retail basis principally though this business segment. Revenues from our voice services for the year ended March 31, 2006 were $72,356,453, representing approximately 73% of consolidated revenues. The revenues of this segment were $32,009,084 last year, representing approximately 69% of consolidated revenues. The current year revenues were attributable primarily to CloseCall, Davel, and AFN, all of which were acquired subsequent to last year’s second quarter. This group derives most of its operating revenues from recurring monthly charges, coin revenue and “dial-around” revenues (intercarrier compensation paid to us by the providers of 800 numbers at the rate of 49.4 cents per call) that are generated by our communications services.

The proliferation of cell phone use by consumers has caused a continuous reduction in the use of payphones. As a result, the revenues of Davel continue to decline. As stated above, the revenues for Davel for the year ended March 31, 2006 were $40,305,697 compared with revenues of approximately $55,091,000 for the prior year (including that portion before our acquisition), a decline of approximately 26.8% between years. In addition, the location of a significant number of payphones in areas of the country that are subject to severe winter weather contributes to the seasonality of this business. In order to maintain gross margins, we have reduced the number of payphones by removing those phones receiving minimal use and thereby eliminating the costs to support and maintain those phones. For example, Davel had an average of 36,403 payphones in operation during the year ended March 31, 2006, compared with an average of 38,799 payphones in operation during the year ended March 31, 2005, a decline of approximately 6.2%. Nonetheless, the gross margin percentage declined from approximately 55.1% last year to approximately 50.5% in the current year. The following chart presents the revenues of Davel by quarter for fiscal years 2006 and 2005, and the decrease in revenues for each quarterly period between years.

Fiscal Quarter	2006	2005	Decrease

First	$11,138,906	$14,137,713	$(2,998,807)
Second	11,059,855	14,586,122	(3,526,267)
Third	10,084,268	15,283,842	(5,199,574)
Fourth	8,022,668	11,083,788	(3,061,120)
Total Davel Revenues	$40,305,697	$55,091,465	$(14,785,768)

Nonetheless, Davel makes a positive EBITDA contribution to the consolidated results of operations, computed as follows for fiscal 2006, and generated cash averaging approximately $300,000 per quarter during fiscal 2006. Despite the revenue reductions, a trend that we expect to continue in fiscal 2007, we expect that Davel will continue to make positive contributions to EBITDA and cash flow during fiscal 2007, benefiting from economies of scale as we integrate its business with AFN and consolidate the Company’s accounting and finance operations and improvements in the gross margin percentage.

For the Year Ended March 31, 2006

Net Income	$860,502
Add non-EBITDA items included in net results:
Depreciation and amortization	2,830,662
Interest expense, net	-
Goodwill impairment and restructuring costs	-
Adjusted EBITDA for Davel	$3,891,164

Our local and long distance service revenues are being negatively affected by a continued decline in rates and competitive pressures to bundle services together and long distance minutes of use within local service product offerings. Our existing base of business of long distance minutes is also subject to increasing competition from both VoIP and competing wireless service offerings. As a result, the business of CloseCall declined during fiscal 2006, experiencing a reduction in monthly revenues of approximately 8%. However, during the second half of the current year, revenues stabilized in all three primary service areas (local, long distance and cellular), and we expect revenues to grow in fiscal 2007 as we increase the promotion of our brand and our bundled service offerings. In addition, we expect increased revenues from mobile wireless service offerings marketed by CloseCall as FlyDSL. Utilizing a modem card, this service enables laptop computer connectivity to the Internet virtually anywhere that there is cell phone reception. We are pleased with the consistent performance of this portion of our business. The operations of CloseCall were profitable for the year, and its adjusted EBITDA contribution was approximately 7% of revenues.

Internet Services. We deliver data communications services to end users on a retail basis principally though this business segment. Revenues from Internet services for the current year ended March 31, 2006 were $16,940,513, representing approximately 17% of consolidated revenues and including $2,279,990 in revenues attributable to InReach. We reported Internet service revenues of $13,884,060 for the prior year. The current year results included a full quarter of operating results for each of the eight data services companies acquired during the fiscal year ended March 31, 2005. As stated above, the loss of customers by this business, that includes mostly dial-up Internet access subscribers, has exceeded our expectations, contributing to the goodwill impairment losses recorded in the year. In order to attempt to reverse the loss of revenues, we have consolidated the retail operations of the voice and Internet service provider businesses in order to promote the cross selling of CLEC services to our Internet access subscribers and to increase the retention of existing subscribers through the improvements in the quality of the Internet service offerings and customer support. During fiscal 2007, we expect to reduce the rate at which we are losing customers by switching them to DSL and VoIP Internet access services and selling bundled voice and data services.

Wireless Networks. The revenues of this operating segment principally relate to Kite Broadband. As indicated above, its revenues for the current year were $9,669,091, representing 9.8% of consolidated revenues. This revenue relates to nine months of operations as Kite Broadband commenced its business on July 1, 2005. To date, the revenues earned by Kite Networks are insignificant. This segment did not generate any revenues for the fiscal year ended March 31, 2005. Through improvements in the quality of the service, we expect to increase our customer retention rate and achieve a slight increase in the quarterly revenues of Kite Broadband’s business in fiscal 2007.

Corporate. From time to time, the corporate segment generates miscellaneous revenues. No such revenues were generated by this segment in the current year. Corporate revenues for the year ended March 31, 2005 included $450,000 in management consulting revenues. Consideration for the services was received in the form of common stock of two companies as discussed below.

In June 2004, we entered into a Business Development Agreement with Solution Technology International, Inc. (“STI”), a Frederick, Maryland-based software company, whereby we provided advice in connection with going public and financing to STI in exchange for a 5% ownership in STI. We believed that a strategic relationship with STI would be valuable to us since STI had contacts with insurance companies that could be potential purchasers of our various services. We valued this ownership at $150,000 and recorded revenues of this amount in the prior year.

In August 2004, we signed a Business Development Agreement with Texas Prototypes, Inc. (“Texas Prototypes”), an electronic prototype manufacturing company, to jointly pursue a working relationship covering a number of potential technology projects and business development initiatives. We saw a potential fit between their chip prototype business and our ZigBee chip development project. We received a 5% ownership in Texas Prototypes as consideration for services under the agreement. We valued this ownership at $300,000 and recorded revenues of this amount in the prior year.

Operating Costs and Expenses

Total operating costs and expenses for the year ended March 31, 2006, including depreciation and amortization, were $106,238,075, including charges for goodwill impairment, the settlement of various legal claims and restructuring costs of $4,446,544, $1,077,000 and $825,703, respectively. Excluding these charges, total operating costs and expenses represented approximately 101% of consolidated revenues for the year ended March 31, 2006. Operating costs and expenses for the year ended March 31, 2005 were $50,029,303, or 108% of consolidated revenues. Operating costs and expenses have increased significantly between years, but decreased as a percentage of consolidated revenues, as we acquire companies, increasing the size of our business and leveraging the corporate-level functions, and begin to combine operations.

The cost of services (excluding depreciation and amortization) was $49,082,244 in the year ended March 31, 2006, or 49.6% of revenues, compared with $22,551,240, or 48.5% of revenues, in the prior year due primarily to the reduction in high gross margin business from our payphone and dial-up ISP business and the addition of lower gross margin (but positive EBIDTA margin) business from AFN. The overall increase in this percentage between years was related to Davel as explained above. On the other hand, the cost of CloseCall’s service offerings, expressed as a percentage of revenues, declined between years to approximately 49% in the current year from approximately 52% in the prior year. The cost of Internet access services, expressed as a percentage of corresponding revenues, remained constant between the years, approximately 49%.

Compensation expenses, professional fees paid to attorneys, accountants and other advisors, and other general and administrative expenses comprise a major portion of operating costs and expenses. The total amount of such expenses increased by $18,294,911, from $22,848,090 in the prior year to $41,143,001 in the current year. However, such expenses, expressed as a percentage of corresponding consolidated revenues, declined from 49.1% in the prior year to 41.5% in the current year. The percentage decline between years was due primarily to a significant reduction in professional fees and corporate bonuses. Such expenses incurred by the three non-corporate business segments (voice services, Internet services and wireless networks), expressed as a percentage of their aggregate revenues, rose during the current year from approximately 35% to 40%. Primarily due to the full year effect of the acquisitions, advertising and marketing expenses; office rent and expenses; and depreciation and amortization expenses increased in the current year by 90%, 140% and 109% from the prior year amounts. The current year depreciation and amortization expense of $4,310,742 included approximately $441,000 in amortization of the intangible asset recorded in the accounts of Kite Broadband in connection with the Sprint agreement (see Note 7 to the Consolidated Financial Statements).

The current year operating expenses include the operating costs being incurred to start-up the municipal wireless network business and to support the deployment of the Tempe and other networks. Total operating costs for the current year included $1,960,256 in operating expenses of Kite Networks. There were no such costs in the corresponding prior year. Spending by Kite Networks was accelerated in the current year as we saw increased interest in municipal wireless projects, as indicated by the number of municipalities issuing requests for proposals. This activity and our own success in being selected for such projects convinced us to increase the pace of our investment in this business. In order to respond to the growing number of opportunities, we increased staff in this group and expanded our business development activities resulting in increased compensation costs, tradeshow attendance costs, and other travel expenses.

As discussed above, included in current year operating costs and expenses were charges related to goodwill impairment and restructuring in the amounts of $4,446,544 and $825,703, respectively. No such charges were recorded in the prior year.

Subsequent to year-end, we settled several claims against us that were pending at March 31, 2006, including a lawsuit attempting to recover in excess of $1.0 million filed by Verizon. Consequently, we recorded the aggregate loss represented by these settlements in the amount of $1,077,000 in the period ended March 31, 2006.

Operating expenses for the current year were higher than we had planned at the beginning of the fiscal year, with the unfavorable variance occurring substantially in the voice services segment. In retrospect, our assumptions regarding cost reductions at Davel, in light of anticipated revenue declines, were too aggressive. Of course, additional operating expenses were incurred by the companies added during the current year, particularly AFN, InReach, and Kite Broadband. Operating expenses for the year (before the effects of these acquisitions) for corporate, the Internet services segment and wireless networks were close to plan. As we continue with our organizational integration project, combining many functions of the Internet services and voice services segments and consolidating the accounting and finance operations, the current level of operating expenses should decline. The cost of services for the current year (before depreciation and amortization), expressed as a percentage of consolidated revenues, were within expectations.

Interest Expense

Interest expense, net, was $2,838,394 for the year ended March 31, 2006 compared with $1,838,563 in the prior year. During the prior year, we closed two significant acquisitions resulting in a significant increase in borrowings from Cornell Capital and Airlie. Most significantly, the purchase consideration for the acquisition of Davel in November 2004 included $14 million cash. These funds were provided by the proceeds of the acquisition bridge loan from Airlie. We used funds borrowed from Cornell Capital to provide the $8 million cash portion of the CloseCall purchase consideration, to fund other acquisitions and to provide working capital. Since then, a significant amount of Cornell Capital borrowings have been retired. The balance of notes payable to Cornell Capital at March 31, 2006 was $3,600,000; this amount was retired subsequent to the balance sheet date. The proceeds provided by this debenture allowed us to retire the Airlie bridge loan in May 2005. The Airlie bridge loan bore interest at an annual rate of 23%. The convertible debenture bears interest at an annual stated rate of 7.75%. The notes payable to Cornell Capital bore interest at annual rates ranging from 8% to 12%. The major components of net interest expense for fiscal years 2006 and 2005 are presented in the following schedule.

Type of Debt	2006	2005

Notes payable to Cornell Capital	$705,396	$310,060
SEDA draw discounts	410,016	375,150
Convertible debenture (including discount amortization of $348,443)	1,393,738	--
Airlie bridge loan	381,225	1,144,186
Other, net	(51,981)	9,167
Interest Expense, net	$2,838,394	$1,838,563

Net Loss

We reported a net loss of $10,176,407 for the year ended March 31, 2006, or $0.0248 per share, compared with a net loss of $5,359,722, or $0.0185 per share, for the prior year. The charges for asset impairment, the settlement of claims and restructuring costs that were recorded in the current year totaled $6,349,247, or $0.0154 per share. Due to the portion of the impairment charge related to the Internet services segment and the restructuring charge (totaling $3,453,338), the Internet services segment incurred a net loss for the current year of $3,207,332. The net income of this segment in the current year before these charges was $246,006; net income in the prior year was $349,135. Despite the inclusion of charges for goodwill impairment charge in the amount of $1,818,910 and the settlement of various claims in the amount of $1,077,000, the voice services segment reported net income of $612,820 for the current year. This segment incurred a net loss of $1,521,830 in the prior year. Due primarily to the operating expenses incurred by the municipal wireless network business, the wireless networks segment incurred a net loss for the current year of $2,265,645. Corporate expenses were $5,316,250 and $3,174,536 in fiscal years 2006 and 2005, respectively. The increase between years was due primarily to the increased interest expense in the current year and the increased compensation expense related to additional personnel hired at Corporate including the general counsel, the corporate controller, and an executive vice president. Corporate expenses in the prior year included amortization expense of approximately $733,333 related to SEDA deferred financing fees. We have charged current year amortization to additional paid-in capital. We expect corporate expenses to decrease in fiscal 2007 due to certain reductions in staff.

Adjusted EBITDA Presentation

EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, and in the case of Adjusted EBITDA, before goodwill impairment, litigation settlement and restructuring charges. EBITDA is not a measurement of financial performance under GAAP. However, we have included data with respect to EBITDA because we evaluate and project the performance of our business using several measures, including EBITDA. The computations of Adjusted EBITDA for the years ended March 31, 2006 and 2005 were as follows.

	2006	2005

Net loss	$(10,176,407)	$(5,359,722)
Add non-EBITDA items included in net results:
Depreciation and amortization	4,310,742	2,067,213
Interest expense, net	2,838,394	1,838,563
Goodwill impairment, litigation settlement and restructuring charges	6,349,247	--
Adjusted EBITDA	$3,321,976	$(1,453,946)

We consider adjusted EBITDA to be an important supplemental indicator of our operating performance, particularly as compared to the operating performance of our competitors, because this measure eliminates many differences among companies in financial, capitalization and tax structures, capital investment cycles and ages of related assets, as well as certain recurring non-cash and non-operating items. We believe that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following: EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments; EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; EBITDA does not reflect the effect of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and not all of the companies in our industry may calculate EBITDA in the same manner in which we calculate EBITDA, which limits its usefulness as a comparative measure.

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

Regulatory Impact on Revenues

See the “Government Regulation” section of Item 1, Description of Business, for a discussion of the regulations to which our businesses are subject. These regulations could have a material impact on our revenues and costs of operations.

Liquidity and Capital Resources

During the year ended March 31, 2006, our balance of unrestricted cash and cash equivalents increased by $728,094 to $5,397,881.

Net cash used in operations during the year ended March 31, 2006 was $2,858,889, reflecting the funding of operating expenses incurred by NeoReach Wireless and including a significant reduction, $4,038,760, in the total amount of accounts payable and accrued liabilities. Partially offsetting these factors was a $2,356,109 reduction in the balance of accounts receivable during the current year as, based on revenues for the respective preceding quarters, we reduced days sales in receivables to 39.8 days at March 31, 2006 from 49.1 days at March 31, 2005.

We have used net cash of $15,575,431 in connection with investing activities. We paid $6,778,129 in cash for the acquisition of intangible assets, including $6,578,550 for the acquisition of certain customer rights under the Sprint Agreement, and we paid $3,983,128 in net cash in connection with acquisitions during the current year, including the acquisitions of AFN and InReach. We made capital expenditures during the current year totaling $4,814,174 including $2,535,226 related to the deployment of municipal wireless networks.

Our financing activities during the current year provided net cash of $19,162,414. The net proceeds of the debenture with Cornell Capital, in the amount of $14,205,000, enabled us to retire the Airlie bridge loan in May 2005 with the payment of the principal amount of $13,000,000. Cash provided to us from the sale of common stock, primarily sales to Cornell Capital pursuant to the SEDA, totaled $22,616,456. In addition, $3,612,525 in cash was contributed by the minority interests in June 2005 in connection with the formation of Kite. During the current year, we used cash to make payments reducing the balance of notes payable. The net reduction was $8,271,567 including a reduction in the balance of notes payable to Cornell Capital in the amount of $7,900,000.

Subsequent to March 31, 2006, we drew an additional $6,750,000 in cash pursuant to the SEDA, we repaid the remaining $3,600,000 balance owed under notes payable to Cornell Capital, the Debenture installment payment of $1,500,000 due to be made on May 15, 2006 was extended to June 30, 2006 (however, the interest due on that date was paid), and the SEDA expired without renewal.

The SEDA was important to the growth of our Company. However, we came to believe that the issuance of common stock pursuant to the SEDA resulted in an overhang that was depressive to our stock price. We also believe that less expensive financing alternatives may be available to the Company.

We expect that our future cash flows from operations will not be adequate to meet our anticipated cash needs in fiscal 2007. Most important, we estimate that aggregate capital expenditures of approximately $18-22 million will be required in order to complete the awarded municipal wireless network deployments. In order to support the municipal wireless network business operations, to complete the deployment these wireless networks, to pursue one or more significant strategic acquisitions and to repay the balance owed to Cornell Capital under the debenture, we will need to incur additional debt or issue additional equity.

Consequently, we are pursuing the close of a series of transactions that we believe will enable us to continue with the execution of our plan for fiscal year 2007.

First, we have verbally agreed with Cornell Capital, in principle, to amend the maturity schedule of the Debenture and to eliminate the Debenture’s requirement that we renew the SEDA. The proposed modification would defer the repayment of any additional principal until September 2006, and allow us the choice to make the repayments with cash or common stock. Second, we are negotiating the addition of new financing with several sources, and expect proceeds to be available during fiscal year 2007. Third, we are expecting to close shortly a sale/leaseback transaction involving the wireless network equipment in Tempe that would provide gross proceeds of approximately $2,000,000. Fourth, we are exploring the opportunity to obtain vendor financing from one or more of our current and prospective wireless equipment vendors. Failure to complete the proposed modification of the Debenture could result in a material adverse effect on our business.

Should we fail to obtain alternative capital financing or generate greater profits than we have in the past, we may be required to reduce our operations, in particular the deployment of additional municipal wireless networks.

Inflation

Our monetary assets, consisting primarily of cash and receivables, and our non-monetary assets, consisting primarily of intangible assets and goodwill, are not affected significantly by inflation. We believe that replacement costs of equipment, furniture, and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and costs of network services, which may not be readily recoverable in the price of services offered by us.

Risks Related To Our Business

Investing in our securities involves a high degree of risk. Our business, financial position and future results of operations may be impacted in a materially adverse manner by risks associated with the execution of our strategic plan and the creation of a profitable and cash-flow positive business, our ability to obtain capital or to obtain capital on terms acceptable to us, the successful integration of acquired companies into our consolidated operations, our ability to successfully manage diverse operations remotely located, our ability to successfully compete in highly competitive communications industries, rapid technological change and the emerging services market, the effective protection of our intellectual property rights, the successful resolution of ongoing litigation, our dependence upon key managers and employees and our ability to retain them, and potential fluctuations in quarterly operating results, among other risks. Before investing in our securities, in addition to this summary of risks, Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC, including, but not limited to, our Quarterly Reports on Form 10-QSB.

We Have Lost Money Historically Which Means That We May Not Be Able to Maintain Profitability

We have historically lost money. In the years ended March 31, 2006 and 2005, we sustained net losses of $10,176,407 and $5,359,722, respectively. Future losses may occur. Accordingly, we may experience liquidity and cash flow problems if we are not able to improve our operating performance or raise additional capital as needed and on acceptable terms. Despite our reporting net income in the three consecutive quarters ended September 30, 2005, no assurances can be given that we will achieve profitable operations again, or maintain them if achieved.

Our Operations Are Recently Acquired Which Means That We Have a Limited Operating History upon Which You Can Base Your Investment Decision

Prior to January 2004, we were a development stage company. Although we were incorporated less than six years ago, we have undergone a number of changes in our business strategy and organization.

We have had several major shifts in our business strategy. In June 2001, we focused our business on the integration and marketing of complete mobile information solutions that satisfy the needs of mobile professionals. In April 2002, we acquired NeoReach and shifted our focus toward solutions supporting the third generation wireless market. We shifted our business strategy in December 2003 by beginning to expand significantly the scope of our business activity to include Internet access services, local and long distance telephone services and the ownership and operation of payphones. In 2005, we began to invest in the business of deploying wireless broadband networks and providing wireless network access services in wireless access zones to be primarily located in municipality-sponsored areas. We entered these businesses primarily through the acquisition of established companies. These operations have all been acquired subsequent to January 1, 2004.

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

As a Microcap Company, Raising Money on Commercially Reasonable Terms is Difficult. If We Are Unable to Raise Additional Capital, We May Be Unable to Make Acquisitions or to Fund Our Future Operations

We have relied almost entirely on external financing to fund our operations and acquisitions to date. We have been particularly reliant on funds provided by Cornell Capital Partners, LP (“Cornell Capital”). Such financing has historically come from a combination of borrowings and sale of common stock. As of March 31, 2006, we have drawn a total of $36,023,129 in funds under the $100 million Standby Equity Distribution Agreement (the “SEDA”) resulting in the issuance of approximately 155,206,358 shares of our common stock to Cornell Capital. Our SEDA expired on May 19, 2006 and was not renewed.

Over the next two years we anticipate that we may need to raise additional or alternative capital to fund major acquisitions and to grow our emerging businesses. We anticipate that these additional funds will be in the range of $25 million to $200 million, depending on the pace of growth and/or the size of future acquisitions.

Small, publicly traded companies like Mobilepro, historically have found raising money difficult due to numerous factors including (a) the desire of large Wall Street firms to focus on larger companies where larger fee opportunities exist; (b) the consolidation of small Wall Street firms; (c) the reduced liquidity of smaller public companies compared to larger ones; (d) the increased business risks that a small firm faces; (e) the heavy regulatory scrutiny the SEC imposes on small companies including the lack of availability of “shelf registration” rules under Rule 415 and the burdensome “penny stock” rules which limit the ability of many microcap companies to market to retail investors; (f) misbehavior by so-called “PIPEs” investors, as reported in the press, including illegal short-selling of companies seeking to raise money and/or conspiring to drive down the prices of microcap companies looking to raise capital; (g) the lack of bargaining power of a microcap company relative to a multi-billion dollar PIPE fund; (h) the lack of national brand awareness which may motivate a potential investor to invest; (i) limited market cap which may make a large fund’s minimum investment size too large for the particular company; (j) investment limitations which prevent certain funds from investing in unlisted securities; and (k) the slow process by which the SEC often reviews registration statements of smaller companies which creates significant regulatory uncertainty and thereby increases the negotiating leverage of PIPEs funds. Due to these factors and others, there can be no assurance that we will be able to raise funds on commercially reasonable terms, or at all.

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

Mr. Jay O. Wright became our Chief Executive Officer in December 2003. In February 2006, Mr. Jerry M. Sullivan, Jr. became our President and Chief Operating Officer. Prior to Mr. Sullivan joining the Company in June 2005 as President of our subsidiary Kite Broadband, Messrs. Wright and Sullivan had no experience working together. Since Mr. Wright joined our Company we have completed numerous acquisitions and integrated various different management teams into our operations. Prior to closing these acquisitions, Messrs. Wright and Sullivan had not previously worked with management at any of our subsidiaries and divisions. The other senior executives, including the general managers of each of the three operating business segments, have joined the Company in connection with acquisitions or been recently hired. None of these executives has significant experience working with the others. Consequently, internal communication and business-decision making processes are evolving. We may react too slowly or incorrectly to trends that may emerge and affect our business. Our future success depends on the ability of the senior executives to establish an effective organizational structure and to make effective management decisions despite their limited experience.

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

Our ability to achieve organic revenue growth is dependent upon the success of long-term projects, such as our wireless initiatives, that require us to incur significant up-front costs. We expect to confront multiple challenges in reaching the point where significant revenues are provided by this business. For example, the securing of a city contract is a multi-step process that can take over six months to complete, including a pilot demonstration, the RFP preparation, response and evaluation, contract negotiation, development of the deployment plan, and equipment installation and testing. Although we attempt to minimize development risks by carefully analyzing demographics, topography, climate and other factors, each project includes the utilization of newly developed transmission equipment. For example, operating costs incurred by our municipal wireless network business in the current year approximated $1,960,000 and we expect that the cost of the equipment required for the completion of the Tempe network will exceed $2.9 million. Further, in order to generate revenues from these projects, we will be required to successfully complete marketing efforts to obtain individual subscribers willing to pay us for wireless Internet service and negotiate contracts with large Internet service providers allowing them use of the network.

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

In addition, the increasing number of municipally sponsored wireless network opportunities is attracting the interest of very large competitors. For example, competitors for the Philadelphia network included Verizon, Comcast, and Earthlink. According to a published report, the city of San Francisco received plans from 26 companies in response to a request for proposals, including Cingular Wireless, Earthlink, and Google.

The activity of these competitors, with resources far greater than ours, could adversely affect our ability to obtain additional awards for the deployment and management of wireless networks and significantly reduce the likelihood of success for our emerging wireless network and other businesses.

Our Payphone Division is Subject to Intense Competition That Has Resulted in the Past and May Result in the Future in Revenue Declines

Through our Davel subsidiary, we compete with other independent pay telephone providers and large local exchange carriers for the locations where we install and operate pay telephones. Many of these competitors have substantially greater financial, marketing and other resources than us.

Additionally, Davel indirectly competes with other telecommunications providers, including providers of wireless services and prepaid calling card companies, for end users to utilize our pay telephones to make local and long distance calls. The proliferation of wireless communication devices has continued to reduce the use of pay telephones. For example, the cellular telephone business of CloseCall represents indirect competition for Davel.  Furthermore, certain providers of wireless communication devices have continued to introduce rate plans, including pre-paid rate plans, that are competitively priced with certain of the products offered by us and have negatively impacted the usage of pay telephones throughout the nation. The effect on our business is that revenues of Davel are steadily declining. Davel’s revenues were $40,305,697 for the twelve months ended March 31, 2006 compared with $55,091,465 (including the pre-acquisition portion) for the corresponding period of the prior year.

If we are unsuccessful in increasing revenues from other sources, the declining payphone business may contribute to declines in consolidated revenues and the incurring of operating losses.

Davel’s Reliance on Third Party Providers Could Delay the Timely Receipt of Accounts Receivable

Davel relies on third party providers to provide local access, long distance and operator services to its pay telephones. The uncertainty with the greatest potential negative financial impact relates to revenue from and collectibility of access code calls and toll-free dialed calls, or dial around compensation (i.e., intercarrier compensation paid to us by the providers of 800 numbers at the rate of 49.4 cents per call). In current quarters, Davel initially recognizes revenue related to non-coin dial-around calls that are initiated from a Company payphone in order to gain access to a long distance company or to make a standard toll free call based on estimates. The inter-exchange carriers have historically paid for fewer dial-around calls than are actually made and the collection period for dial-around revenue is generally four to six months, but can be in excess of a year. The estimates of revenue are based on the historical analysis of calls placed and amounts collected. These analyses are updated on a quarterly basis. Recorded amounts of revenue relating to prior periods may be adjusted based on the amounts of actual receipts and/or an unexpected change in the historical trends of calls and/or collections.

Dial around compensation represents a material percentage of our consolidated revenues. Dial around revenue was approximately $9,655,000 in the current year, representing approximately 9.8% of consolidated revenues. The amount of dial-around revenue estimated to be collectible and included in the balance of accounts receivable at March 31, 2006 was $4,509,063. We depend on the third-party service providers to quickly and accurately report and pay amounts owed to us as dial around compensation. Our inability to obtain such reports and/or our inability to collect amounts owed to us could result in material reductions in accounts receivable with material adverse effects to future consolidated revenues and net income.

We May Not Successfully Execute or Integrate Our Acquisitions Which Could Harm Our Business

Our business model is dependent upon growth through acquisition of other telecommunication service providers. We have completed 21 acquisitions during the 27 month period ended March 31, 2006. We expect to continue making acquisitions that will enable us to build our Internet services, competitive local exchange carrier, and wireless broadband businesses. Acquisitions involve numerous risks, including the following:

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

Mergers and acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. In order to achieve the critical mass of business activity necessary to successfully execute our business plan, we plan to continue making strategic acquisitions and significantly increase the number of strategic partners and customers that use our technology and services. This growth has placed, and will continue to place, significant strain on our personnel, systems, and resources. We expect that we will continue to hire employees, including technical, management-level employees, and sales staff, in the foreseeable future. This growth will require us to improve management, technical, information and accounting systems, controls, and procedures. We may not be able to maintain the quality of our operations, control our costs, continue complying with all applicable regulations and expand our internal management, technical information and accounting systems in order to support our desired growth. We cannot be sure that we will manage our growth effectively, and our failure to do so could cause us to reduce or cease operations.

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

We May Not Be Successful in Obtaining and Retaining Key Employees Which Could Adversely Affect Our Ability to Operate, Grow and Manage Our Businesses

 Over the last twelve month period, we have been successful in making important additions to our management, including not only members of the management teams of certain acquired companies but new hires as well. For example, our executive management team has been expanded to include senior executive officers for each of our three operating business segments, an executive vice president focused on the integration of our acquired operations, and a general counsel. In addition, employment contract extensions were negotiated with our chief executive and other officers. On February 1, 2006, we negotiated an employment agreement with Mr. Jerry M. Sullivan, Jr., our President and Chief Operating Officer. Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our chief executive officer, Mr. Jay O. Wright, is important to the overall management of our Company as well as the development and implementation of our business strategy. Although we have designed employment agreements with Mr. Wright and other key executives that we believe provide incentives to perform at high levels and to fulfill the terms of their agreements with us, each executive, or any other employee, may terminate their employment with us at any time. Our future success also depends on our ability to identify, attract, hire, retain and motivate other well-qualified managerial, technical, sales and marketing personnel. There can be no assurance that these professionals will be available in the market or retained, or that we will be able to meet or to continue to meet their compensation requirements. Failure to establish and maintain an effective management team and work force could adversely affect our ability to operate, to grow and to manage our businesses.

Impairment of Goodwill Could Result in Significant Future Charges That Could Jeopardize Our Ability to Raise Capital

At March 31, 2006, our balance sheet included intangible assets with a total carrying value of approximately $57,162,000, representing 60.8% of total assets and including approximately $47,788,167 in goodwill. Substantially, this goodwill has been recorded in connection with the series of acquisitions completed by us since January 1, 2004. GAAP requires that we assess the fair values of acquired entities at least annually in order to identify any impairment in the values. We perform our annual impairment tests for goodwill at fiscal year-end. However, on a quarterly basis, we are alert for events or circumstances that would more likely than not reduce the fair value of a reporting segment below its carrying amount. If we determine that the fair value of an acquired entity is less than the net assets of the entity, including goodwill, an impairment loss would be identified and recorded at that time.

During the three months ended December 31, 2005, both the Internet and voice services segments incurred operating losses that were not expected. As a result, management reviewed the carrying values of the assets of these segments and determined that an adjustment for goodwill impairment was appropriate at December 31, 2005. The Company recorded an impairment charge in the amount of $3,764,429, including $1,945,519 related to the Internet service companies and $1,818,910 related to Affinity Telecom (“Affinity”), a CLEC business located in the State of Michigan that was acquired in August 2004. The negative customer churn of dial-up Internet access customers has exceeded management's expectations, contributing to the net loss incurred by this segment during the most recent quarter. The Company has experienced a significant and steady loss of Affinity customers, and Affinity has incurred bad debt losses at a greater rate than in our other CLEC companies. At March 31, 2006, we recorded an additional goodwill impairment charge of $682,116 as customer churn continued to exceed expectations. The impairment charge represented approximately 17.2% and 84.5% of the goodwill related to the Internet service companies (excluding InReach) and Affinity, respectively.

Future assessments of the acquisition fair values could identify material impairment losses resulting in substantial write-offs of goodwill. Such adjustments could have material adverse effects on our results of operations and our financial position, and could impede our continuing ability to raise capital and/or to make acquisitions.

We May Not Be Able to Effectively Protect Our Intellectual Property Rights Which Could Harm Our Business by Making it Easier for Our Competitors to Duplicate Our Services

We regard certain aspects of our products, processes, services, and technology as proprietary. We have taken steps to protect them with patents, copyrights, trademarks, restrictions on disclosure, and other methods. Despite these precautions, we cannot be certain that third parties will not infringe or misappropriate our proprietary rights or that third parties will not independently develop similar products, services and technology. Any infringement, misappropriation or independent development could seriously harm our business.

We have filed patent applications with respect to our ZigBee wireless technology and for certain aspects of our chips, but these may not be issued to us, and if issued, may not protect our intellectual property from competition which could seek to design around or invalidate these patents. Our failure to adequately protect our proprietary rights in our products, services and technology could harm our business by making it easier for our competitors to duplicate our services.

We own several Internet domain names including, among others, www.mobileprocorp.com, www.nationwide.net www.closecall.com, www.wazmetro.com, www.tommywireless.com, www.neoreach.com and www.neoreachwireless.com. The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains or modify the requirements for holding domain names, any or all of which may dilute the strength of our names. We may not acquire or maintain our domain names or additional common names in all of the countries in which our marketplace may be accessed, or for any or all of the top-level domains that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

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

If We Are Unable to Successfully Acquire the Necessary Equipment, the Deployment and Management of Our Wireless Networks Could Be Delayed

The successful deployment and management of a broadband wireless network, like the Tempe network, depends on our ability to obtain the necessary technical equipment and to acquire such equipment when needed at prices and on terms acceptable to us. Required equipment includes antennas, transmitters and network routers. For the Tempe network, we have been able to successfully obtain such equipment. We currently expect that capital expenditures for the Tempe network will exceed $2,900,000; to date, we have incurred such costs of approximately $2,700,000. However, there can be no assurance that our purchasing efforts will continue to be successful. If we are unable to acquire the remainder of the equipment necessary for the successful completion of the Tempe wireless network when needed, or are unable to purchase equipment for future networks, all at prices and on terms acceptable to us, the deployment, ownership and management of broadband wireless networks could be delayed.

We May Not Be Able to Keep Up with Rapid Technological Changes Which Could Render Our Services Obsolete

Our industry is characterized by rapid technological change, changes in customer requirements and preferences, frequent introduction of products and services embodying new technologies and the emergence of new industry standards and practices that could render our existing services obsolete. Our future success will depend on our ability to enhance and improve the responsiveness, functionality, accessibility and features of our services including providing broadband for existing dial-up ISP customers. We expect that our marketplace will require extensive technological upgrades and enhancements to accommodate many of the new products and services that we anticipate will be added to our marketplace. We cannot assure you that we will be able to expand and upgrade our services, or successfully introduce new services or features that we develop in the future. Failure to keep pace with technology gains or to satisfy the desire of customers to utilize such new technology could render our services obsolete resulting in future reductions in revenues.

Disruptions to the Growth and Maintenance of the Internet Infrastructure Could Harm Our Internet Services Business

Our future success will depend on the continued growth and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security for providing reliable Internet services. Internet infrastructure may be unable to support the demands placed on it if the number of Internet users continues to increase or if existing or future Internet users access the Internet more often or increase their bandwidth requirements. In addition, viruses, worms, and similar programs may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. To date, we have not experienced significant disruptions to our business as the result of such problems. However, these outages and delays, if they were to occur, could reduce the level of Internet usage as well as our ability to provide our solutions. If the growth, maintenance or growth of the Internet infrastructure is disrupted in any of these ways, our revenues, especially the revenues of our Internet services segment, could be adversely affected resulting in harm to our business.

The Unavailability of Telecommunication Lines Could Threaten Our Business

Our ability to deliver good quality services at competitive prices depends on our ability to obtain access to T-l and dial-up lines pursuant to pricing and other terms that are acceptable to us. Access to these lines necessary for providing services to a significant portion of our subscribers is obtained from incumbent local exchange carriers like Verizon, SBC, and Bell South. In 2005, we have been successful in reaching certain important agreements with each of these carriers providing us with opportunities to expand services and the geographic coverage of such services and predictable prices, avoiding any interruption in service to our customers. In the event that any of the carriers would be unable or unwilling to provide service to us, even if legally required to do so, our ability to service existing customers or add new customers could be adversely impaired in a material manner.

The Federal and State Regulations Under Which Our Payphone Business Operates Could Change, Resulting in Harm to This Business

The enactment of the Telecommunications Act of 1996 significantly altered the regulatory landscape in which payphone companies operate. Although the Telecommunications Act of 1996, as implemented by the FCC, addressed certain historical inequities in the payphone marketplace, uncertainties relating to the impact and timing of the implementation of this framework still exist.

The uncertainty with the greatest potential financial impact relates to revenue from and collectibility of access code calls and toll-free dialed calls, or dial around compensation. Dial around compensation accounts for a material percentage of our revenues.

Historically, many parties legally obligated by the FCC to pay dial around compensation have nevertheless failed to do so. We believe that such failures exist today. While we believe that we would have the right to sue in order to collect amounts owed, such efforts may consume management time and attention and our cash, and there can be no assurance that such efforts would result in the collection of any additional amounts. Consequently, such illegal nonpayment activities may adversely affect our cash flows, receivable collectibility, and future business profitability.

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

Our Payphone Division’s Revenue Is Subject to Seasonal Variations

Davel's revenue from pay telephone operations is affected by seasonal variations. Since many of its pay telephones are installed outdoors, weather patterns have differing effects on our revenue depending upon the region of the country where the pay telephones are located. For example, the pay telephones installed and operated throughout the Midwestern and eastern United States produce their highest call volumes during the second and third calendar quarters, when the climate tends to be more favorable. Currently, approximately 25% of our 34,841 payphones are located in these regions of the country. Unusually severe weather in these regions could exacerbate the seasonal variations in revenues resulting in adverse effects on our business. In addition, changes in the geographic distribution of Davel's pay telephones in the future may result in differing seasonal variations in our operating results.

Our Common Stock Is Deemed to Be “Penny Stock,” Which May Make It More Difficult for Investors to Resell Their Shares Due to Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. A penny stock has the following characteristics:

•	It is traded at a price of less than $5.00 per share;

•	It is not traded on a “recognized” national exchange;

•	Its price is not quoted on the Nasdaq automated quotation system (Nasdaq-listed stock must still have a price of not less than $5.00 per share); or

•
Its issuer has net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or has average annual revenues of less than $6.0 million for the last three years.

Trading of our stock may be restricted by the SEC’s penny stock regulations that may limit a stockholder’s ability to buy and sell our stock.

The penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. The penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These disclosure requirements may have the effects of reducing the number of potential investors and the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

In addition, the National Association of Securities Dealers, or NASD, has adopted sales practice requirements that may also limit a stockholder’s ability to buy and sell our stock. Before recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit investors’ ability to buy and sell our stock and have an adverse effect on the market for our shares.

Federal Regulators May Take Positions that are Contrary to Existing Law and Regulation which may Impose Substantial Litigation Costs on our Business, Impede our Access to Capital and/or Force us to Seek a Merger Partner.

As a publicly traded telecommunications company, we are subject to the regulatory scrutiny of both the FCC and SEC. Both agencies are so-called “administrative agencies” with statutory authority to implement and enforce laws passed by the U.S. Congress. Despite this limited scope, both the FCC and SEC have the ability to use discretion in certain cases both in interpreting what the laws passed by Congress mean and when to enforce such laws. The FCC and/or SEC may even take positions which are unfounded in statute, regulation, or prior agency guidance which are adverse to Mobilepro. For instance, the FCC has been repeatedly overruled by federal courts in recent years for misinterpretations of the 1996 Telecom Act and, in a pair of recent rulings, the SEC was found to have “abused its discretion” in the implementation and enforcement of rules and regulations. In order to contest such behavior, Mobilepro may be forced to resort to litigation. In the context of the SEC, Mobilepro’s ability to have its registration statements “go effective” may be impeded if the SEC were to take a position unfounded by law, regulation or prior interpretative guidance in its comments to Mobilepro’s registration statement. Such behavior would materially impair Mobilepro’s access to the capital markets, potentially force Mobilepro to incur substantial litigation related costs and may force Mobilepro to seek a merger with another company.

Item 7. Financial Statements

SEE THE INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED HEREIN.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2006.

Item 8B. Other Information

Not applicable.

PART III

Item 9. Directors and Executive Officers of the Registrant
The information under the headings “Compliance under Section 16(a) of the Securities Exchange Act of 1934,” “Composition of the Board of Directors,” “Board of Directors Meetings and Committees,” “Director Nomination Process,” “Communication with the Board,” “Advisory Board” and information under the principal heading “Election of Directors” in the Company’s 2006 Proxy Statement is incorporated herein by reference.

Item 10. Executive Compensation
The information under the headings “Summary of Employment and Consulting Arrangements,” “Mobilepro Non-Plan Option and Warrant Grants,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee on Executive Compensation,” “Compensation of Directors” and information under the principal heading “Performance Graph” in the Company’s 2006 Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the principal heading “Principal Stockholders” in the Company’s 2006 Proxy Statement is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.
The information under the headings “Independent Directors” and under the principal heading “Related Party Transactions” in the Company’s 2006 Proxy Statement is incorporated herein by reference.

Item 13. Exhibits.

(a)	The following exhibits are filed as part of this registration statement:

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated as of March 21, 2002, by and among Mobilepro Corp., NeoReach Acquisition Corp. and NeoReach, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 5, 2002
2.2	Agreement and Plan of Merger, dated as of January 20, 2004, by and among Mobilepro Corp., DFWI Acquisition Corp., DFW Internet Services, Inc., Jack W. Beech, Jr. and Jack W. Beech, Sr.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2004
2.3	Agreement and Plan of Merger, dated as of March 1, 2004, by and among DFW Internet Services, Inc., DFW Internet Acquisition Corp., Internet Express, Inc., J. Glenn Hughes and Loretta Hughes	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2004
2.4
Agreement and Plan of Merger, dated as of April 21, 2004, by and among DFW Internet Services, Inc., DFWA Acquisition Corp., August.Net Services, LLC, Louis G. Fausak, Andrew K. Fullford, John M. Scott, Dennis W. Simpson, Andrew T. Fausak, and Gayane Manasjan

Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2004
2.5	Agreement and Plan of Merger, dated as of June 3, 2004, by and among Mobilepro Corp., DFW Internet Services, Inc., DFWS Acquisition Corp., ShreveNet, Inc. and the stockholders identified therein	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2004
2.6	Asset Purchase Agreement, dated as of June 21, 2004, by and between Crescent Communications, Inc. and DFW Internet Services, Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2004
2.7	Agreement and Plan of Merger, dated July 6, 2004, by and among the Company, DFW Internet Services, Inc., DFWC Acquisition Corp., Clover Computer Corp. and Paul Sadler	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 8, 2004
2.8	Agreement and Plan of Merger, dated July 14, 2004, by and among DFW Internet Services, Inc., DFWT Acquisition Corp., Ticon.net, Inc. and the stockholders identified therein	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2004
2.9	Agreement and Plan of Merger, dated July 30, 2004, by and among the Company, Affinity Acquisition Corp., C.L.Y.K., Inc. and the stockholders identified therein	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 20, 2004
2.10	Amendment No. 1 to Agreement and Plan of Merger, dated December 28, 2004, by and among the Company, Affinity Acquisition Corp., C.L.Y.K., Inc. and the stockholders identified therein	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 21, 2005
2.11	Asset Purchase Agreement, dated as of August 13, 2004, by and among Web One, Inc., DFW Internet Services, Inc. and Jeff McMurphy	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2004
2.12	Agreement and Plan of Merger, dated August 31, 2004, by and among the Company, MVCC Acquisition Corp. and CloseCall America, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004

2.13	Amendment No. 1 to Agreement and Plan of Merger, dated September 30, 2004, by and among the Company, MVCC Acquisition Corp. and CloseCall America, Inc.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004
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

Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2004
2.17	Agreement and Plan of Merger by and among Registrant, NeoReach, Inc., Transcordia Acquisition Corp., Transcordia, LLC and its Unit Holders, dated April 2005	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005
2.18	Agreement and Plan of Merger by and among Registrant, NeoReach, Inc., NeoReach Wireless, Inc., Evergreen Open Broadband Corporation, and Certain Shareholders	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005
2.19	Agreement and Plan of Merger, dated June 30, 2005, by and among the Company, AFN Acquisition Corp., American Fiber Network, Inc. and the individuals and entities identified therein	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005
2.20	Agreement and Plan of Merger, dated October 31, 2005, by and among the Company, InReach Internet, Inc., InReach Internet, LLC, and Balco Holdings, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2005
3.1	Certificate of Incorporation, dated April 20, 2001, of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001
3.2	Certificate of Amendment of Certificate of Incorporation of Mobilepro Corp dated November 16, 2001.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001
3.3	Certificate of Amendment to Certificate of Incorporation of Mobilepro Corp. dated March 11, 2003	Incorporated by reference to Exhibit 3.11 to the Registrant’s Registration Statement on Form SB-2 filed on May 6, 2003
3.4	By-Laws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001
4.1	2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001
4.2	Amended and Restated 2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2004
4.3	Registration Rights Agreement, dated September 16, 2004, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
4.4	Registration Rights Agreement, dated November 15, 2004, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004
4.5	Form of Warrant issued on November 15, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004

4.6	Registration Rights Agreement, dated June 30, 2005, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005
4.7	Registration Rights Agreement, dated November 1, 2005, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2005
10.1
Memorandum of Understanding between NeoReach, Inc., and RF Microelectronics Laboratory of Information and Communications University, South Korea dated July 31, 2002 for opportunities to cooperate in research, particularly in RF-CMOS ASICs development for RF transceiver of third generation W-CDMA standard

Incorporated by reference to Exhibit 10.2 to the Registrant’s amended Quarterly Report on Form 10-QSB/A filed on October 4, 2002
10.2	Termination Agreement dated November 26, 2003, between Arne Dunhem and Mobilepro Corp.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 2004
10.3	Amendment No. 1 to Termination Agreement, dated December 30, 2003, between Arne Dunhem and Mobilepro Corp.	Incorporated by reference to Exhibit 10.17 to the Post-Effective Amendment to Registrant’s Registration Statement on Form SB-2 filed on May 13, 2004.
10.4	Amendment No. 2 to Termination Agreement, dated April 8, 2004, between Arne Dunhem and Mobilepro Corp.	Incorporated by reference to Exhibit 10.18 to the Post-Effective Amendment to Registrant’s Registration Statement on Form SB-2 filed on May 13, 2004
10.5	Amendment No. 3 to Termination Agreement, dated May 2, 2004, between Arne Dunhem and Mobilepro Corp.	Incorporated by reference to Exhibit 10.19 to the Post-Effective Amendment to Registrant’s Registration Statement on Form SB-2 filed on May 13, 2004
10.6	Executive Employment Agreement, dated December 15, 2003, between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 13, 2004
10.7	Executive Employment Agreement, dated April 15, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.15 to the Amendment to Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.8	Amended and Restated Executive Employment Agreement, dated June 9, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2004
10.9	Executive Employment Agreement, dated February 20, 2004 between Kurt Gordon and the Company	Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2004
10.10	Standby Equity Distribution Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.11	Registration Rights Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.12	Placement Agent Agreement, dated May 13, 2004 between the Company and Newbridge Securities Corporation	Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.13	Escrow Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.14	Consulting Agreement by and among Mobilepro Corp., DFW Internet Services, Inc., Beech Holdings, Inc., and Jack W. Beech, Jr.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2004
10.15	Executive Employment Agreement dated June 10, 2004 between Kevin Kuykendall and Mobilepro Corp.	Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2004

10.16	Amended and Restated Executive Employment Agreement dated October 14, 2004, between Kevin Kuykendall and the Company	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.17	Development Agreement by and among the Company, NeoReach, Inc. and Information and Communications University*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.18	Promissory Note issued by the Company to Cornell Capital on August 23, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.19	Security Agreement between the Company and Cornell Capital dated August 23, 2004	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.20	Promissory Note issued by the Company to Cornell Capital on August 25, 2004	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.21	Security Agreement between the Company and Cornell Capital dated August 25, 2004	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.22	Letter Agreement between the Company and Cornell Capital dated August 27, 2004	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.23	Promissory Note issued by the Company to Cornell Capital on August 27, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004
10.24	Security Agreement between the Company and Cornell Capital dated August 27, 2004	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004
10.25	Promissory Note issued by the Company to Cornell Capital on September 22, 2004	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.26	Security Agreement between the Company and Cornell Capital dated September 22, 2004	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.27	Executive Employment Agreement by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004
10.28	Executive Employment Agreement dated November 2, 2004, between Geoffrey Amend and the Company	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 14, 2005
10.29	Executive Employment Agreement dated December 1, 2004, between Bruce Sanguinetti and the Company	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 14, 2005
10.30	Credit Agreement, dated November 15, 2004, by and among the Company, Davel Acquisition Corp. and Airlie Opportunity Master Fund, Ltd.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004
10.31	Executive Employment Agreement dated December 15, 2004, between John Dumbleton and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2004
10.32	Employment Agreement dated February 28, 2005 between Davel Communications, Inc. and Tammy L. Martin	Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.33	Amendment No. 1 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated April 20, 2005	Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.34	Amendment No. 2 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated May 26, 2005	Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.35	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2005
10.36	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Kurt Gordon and the Company	Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.37	Amended and Restated Executive Employment Agreement, dated June 16, 2005 by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.38	Amended and Restated Executive Employment Agreement, dated June 16, 2005, between Geoffrey Amend and the Company	Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.39	Securities Purchase Agreement, dated as of May 13, 2005, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.40	Secured Convertible Debenture, issued on May 13, 2005 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.41	Amended and Restated Collateral Assignment of Intellectual Property Rights, made as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.42	Amended and Restated Security Agreement, dated May 13, 2005, by and among the Company, the subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.43	Investor Registration Rights Agreement, dated as of May 13, 2005 by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.44	Amended and Restated Guaranty Agreement, dated as of May 13, 2005, made by each of the direct and indirect subsidiaries of the Company in favor Cornell Capital	Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.45	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.46	Executive Employment Agreement dated September 1, 2005, between James L. Magruder, Jr. and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 9, 2005
10.47	Master Agreement for Services between Sprint Communications Company L.P. and Kite Broadband, LLC, dated May 20, 2005*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed November 14, 2005
10.48	Agreement between the City of Tempe and NeoReach, Inc. for the Use of City Property in Connection with the Operation of a WiFi Network, dated August 17, 2005	Provided herewith
10.49	Executive Employment Agreement dated February 1, 2006, between Jerry M. Sullivan, Jr. and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2005
21.1	Subsidiaries of Registrant	Provided herewith
23.1	Consent of Bagell, Josephs, Levine & Company, L.L.C.	Provided herewith
31.1	Certification by Jay O. Wright, Chief Executive Officer, pursuant to Rule 13a-14(a)	Provided herewith
31.2	Certification by Richard H. Deily, Principal Financial Officer, pursuant to Rule 13a-14(a)	Provided herewith
32.1	Certification by Jay O. Wright and Richard H. Deily, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Provided herewith

99.1	Press Release dated December 28, 2005 regarding corporate restructuring	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed January 1, 2006.

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

Item 14. Principal Accountant Fees and Services.

The information under the heading “Fees” in the Company’s 2006 Proxy Statement is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILEPRO CORP.

By:	/s/Jay O. Wright
Name: Jay O. Wright
Title: Chief Executive Officer

Date: June 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jay O. Wright	Chief Executive Officer,	June 29, 2006
Jay O. Wright	Principal Executive Officer and Director

/s/ Richard H. Deily	Chief Accounting Officer, Principal	June 29, 2006
Richard H. Deily	Financial and Principal Accounting Officer

/s/ Jack W. Beech	Director	June 29, 2006
Jack W. Beech

/s/ Christopher W. MacFarland	Director	June 29, 2006
Christopher W. MacFarland

/s/ Michael O’Neil	Director	June 29, 2006
Michael O’Neil

/s/ Donald H. Sledge	Director	June 29, 2006
Donald H. Sledge

/s/ Jerry M. Sullivan, Jr.
Jerry M. Sullivan, Jr.	President, Chief Operating Officer, and	June 29, 2006
Director

MOBILEPRO CORP. AND SUBSIDIARIES
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2006

Page(s)
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of March 31, 2005 and 2006	F-2 to F-3
Consolidated Statements of Operations for the Years
Ended March 31, 2005 and 2006	F-4
Consolidated Statements of Changes in Stockholders’ Equity
for the Years Ended March 31, 2005 and 2006	F-5
Consolidated Statements of Cash Flows for the Years Ended
March 31, 2005 and 2006	F-6 to F-7
Notes to Consolidated Financial Statements	F-8 to F-28

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants

High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Mobilepro Corp. and Subsidiaries
Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of Mobilepro Corp. and Subsidiaries as of March 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobilepro Corp. and Subsidiaries as of March 31, 2006 and 2005 and the results of its operations, changes in stockholders’ equity and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
June 16, 2006

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31,

ASSETS

	2005	2006

CURRENT ASSETS
Cash and cash equivalents	$4,669,787	$5,397,881
Restricted cash	429,954	352,200
Accounts receivable, net	12,658,313	10,481,632
Prepaid expenses and other current assets	2,511,697	3,399,864
Total Current Assets	20,269,751	19,631,577

FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION	13,193,056	15,859,254

OTHER ASSETS
Goodwill, net of impairment	32,579,099	47,788,167
Customer contracts and relationships, net of amortization	2,965,456	8,777,502
Other intangible assets, net of amortization	1,511,005	449,999
Deferred financing fees, net of amortization	1,026,667	146,667
Other assets	1,277,897	1,337,887
	39,360,124	58,500,222
TOTAL ASSETS	$72,822,931	$93,991,053

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2005	2006

CURRENT LIABILITIES
Current portion of convertible debenture	$—	$4,500,000
Notes payable	25,535,263	3,964,959
Accounts payable and accrued expenses	19,863,088	17,707,471
Deferred revenue	3,470,731	4,343,754
Total Current Liabilities	48,869,082	30,516,184

LONG-TERM LIABILITIES
Convertible debenture, net of unamortized debt discount and
current portion	—	9,995,243
Notes payable and other long-term liabilities, net of current maturities	999,196	650,419
Total Long-Term Liabilities	999,196	10,645,662

TOTAL LIABILITIES	49,868,278	41,161,846

MINORITY INTERESTS	600,000	—

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 20,035,425 shares authorized,
35,378 shares issued and outstanding at March 31, 2005 and 2006	35	35
Common stock, $.001 par value, 1,500,000,000 shares authorized,
355,918,011 and 560,666,949 shares issued and outstanding
at March 31, 2005 and 2006	355,918	560,667
Additional paid-in capital	43,195,250	83,641,462
Accumulated deficit	(21,196,550)	(31,372,957)
Total Stockholders' Equity	22,354,653	52,829,207
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,822,931	$93,991,053

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

	2005	2006

REVENUES	$46,508,144	$99,013,467

OPERATING COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	22,551,240	49,082,244
Payroll, professional fees and related expenses	12,586,034	19,496,724
Advertising and marketing expenses	1,610,285	3,067,702
Office rent and expenses	952,475	2,285,139
Other general and administrative expenses	10,262,056	21,646,277
Depreciation and amortization	2,067,213	4,310,742
Goodwill impairment charges	—	4,446,544
Settlement of litigation and other claims	—	1,077,000
Restructuring charges	—	825,703
Total Operating Costs and Expenses	50,029,303	106,238,075

OPERATING LOSS	(3,521,159)	(7,224,608)

INTEREST EXPENSE, NET	(1,838,563)	(2,838,394)

MINORITY INTERESTS IN NET INCOME OF
CONSOLIDATED SUBSIDIARIES	—	(113,405)
NET LOSS BEFORE PROVISION FOR INCOME TAXES	(5,359,722)	(10,176,407)
Provision for Income Taxes	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(5,359,722)	$(10,176,407)

NET LOSS PER SHARE
Basic	$(0.0185)	$(0.0248)
Diluted	$(0.0185)	$(0.0248)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	289,933,904	411,157,718

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2005 AND 2006

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

BALANCE - MARCH 31, 2004	35,378	$35	220,493,159	$220,493	$15,902,619	$(15,836,828)	$286,319

Shares issued under the $10 million Equity Line of Credit	—	—	10,000,000	10,000	4,031,691	—	4,041,691
Shares issued pursuant to settlement agreement	—	—	2,000,000	2,000	88,000	—	90,000
Shares issued for services related to SB-2 filing	—	—	8,000,000	8,000	1,752,000	—	1,760,000
Shares issued for cash	—	—	2,446,037	2,446	82,053	—	84,499
Shares issued for consulting services	—	—	600,000	600	30,400	—	31,000
Shares issued in acquisition of ShreveNet, Inc.	—	—	878,816	879	189,121	—	190,000
Shares issued in acquisition of Affinity Telecom	—	—	5,000,000	5,000	—	—	5,000
Shares issued in acquisition of CloseCall America, Inc.	—	—	39,999,999	40,000	9,960,000	—	10,000,000
Warrants issued in acquisition of Davel Communications, Inc.	—	—	—	—	333,500	—	333,500
Terminated put agreement with prior Affinity Telecom shareholders	—	—	—	—	995,000	—	995,000
Shares issued in acquisition of the assets of Web One, Inc.	—	—	1,500,000	1,500	298,500	—	300,000
Terminated put agreement with prior DFW Internet Services, Inc. shareholders	—	—	—	—	250,000	—	250,000
Shares issued under the $100 million Standby Equity Distribution Agreement	—	—	65,000,000	65,000	9,282,366	—	9,347,366
Net loss for the year	—	—	—	—	—	(5,359,722)	(5,359,722)
BALANCE - MARCH 31, 2005	35,378	35	355,918,011	355,918	43,195,250	(21,196,550)	22,354,653

Shares issued under the $100 million Standby Equity Distribution Agreement	—	—	95,000,000	95,000	22,055,740	—	22,150,740
Issuance of warrant in connection with convertible debenture	—	—	—	—	853,200	—	853,200
Financing fee related to convertible debenture	—	—	—	—	(1,295,000)	—	(1,295,000)
Shares issued for consulting and investment banking services	—	—	447,172	447	82,053	—	82,500
Acquisition of WazAlliance	—	—	933,334	933	134,400	—	135,333
Acquisition of Evergreen Broadband	—	—	1,505,360	1,505	229,568	—	231,073
Acquisition of AFN	—	—	10,000,000	10,000	1,490,000	—	1,500,000
Acquisition of InReach Internet	—	—	3,669,725	3,670	796,330	—	800,000
Acquisition of Kite Broadband and Kite Networks	—	—	90,000,000	90,000	15,570,000	—	15,660,000
Settlement with former owners of Affinity Telecom	—	—	(1,685,000)	(1,685)	(335,315)	—	(337,000)
Common stock registration costs	—	—	—	—	(34,419)	—	(34,419)
Conversion of notes payable and debentures	—	—	4,046,732	4,047	900,487	—	904,534
Exercise of common stock warrant	—	—	831,615	832	(832)	—	—
Net loss for the year	—	—	—	—	—	(10,176,407)	(10,176,407)
BALANCE - MARCH 31, 2006	35,378	$35	560,666,949	$560,667	$83,641,462	$(31,372,957)	$52,829,207

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31,

	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,359,722)	$(10,176,407)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Goodwill impairment charges	—	4,446,544
Depreciation and amortization	2,067,213	4,310,742
Restructuring charges	—	825,703
Noncash interest expense	375,150	752,565
Minority interests	—	113,405
Investments received for services	(450,000)	—
Other	31,000	32,019
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(307,335)	2,356,109
(Increase) decrease in other current assets	916,786	(658,878)
(Increase) in other assets	(384,910)	(767,296)
Increase (decrease) in accounts payable and
and accrued expenses	3,141,501	(4,038,760)
Increase (decrease) in deferred revenue	609,979	(54,635)
	5,999,384	7,317,518
Net cash provided by (used in) operating activities	639,662	(2,858,889)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(1,192,608)	(6,778,129)
Cash paid for acquisitions	(32,960,500)	(4,297,252)
Cash received in acquisition of subsidiaries	5,827,223	314,124
Capital expenditures, net	(2,109,338)	(4,814,174)
Net cash (used in) investing activities	(30,435,223)	(15,575,431)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	13,098,406	22,616,456
Proceeds from the issuance of the convertible debenture	—	15,500,000
Retirement of acquisition bridge loan	—	(13,000,000)
Borrowings/(payments) under other notes payable, net	19,411,335	(8,271,567)
Investment by minority interests	—	3,612,525
Debt financing fees	—	(1,295,000)
Net cash provided by financing activities	32,509,741	19,162,414

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31,
(CONTINUED)

	2005	2006

NET INCREASE IN CASH AND CASH EQUIVALENTS	$2,714,180	$728,094
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,955,607	4,669,787
CASH AND CASH EQUIVALENTS - END OF YEAR	$4,669,787	$5,397,881

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the year for interest	$533,050	$1,651,670

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Issuance of common stock for:
Acquisition of Kite Broadband	$—	$15,660,000
Acquisition of AFN	$—	$1,500,000
Acquisition of InReach	$—	$800,000
Acquisition of Evergreen	$—	$231,073
Acquisition of WazAlliance	$—	$135,333
Investment banker retainer fee	$—	$58,500
Debt financing fees paid in common stock	$1,760,000	$—
Goodwill recorded in acquisitions	$32,785,618	$18,336,791
Amortization of SEDA deferred financing fees	$—	$880,000
Liability for common stock to be issued	$300,000	$53,167
Assignment of bridge debentures receivable	$1,000,000	$—
Adjustment to minority interest	$—	$150,000

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2006

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

The Company’s voice services segment includes the operations of CloseCall America, Inc. (“CloseCall”), a Stevensville, Maryland-based competitive local exchange carrier (a “CLEC”), Davel Communications, Inc. (“Davel”), a Cleveland, Ohio-based independent payphone provider, and American Fiber Network, Inc. (“AFN”), a CLEC based in Kansas City, Kansas. The Company’s Internet services segment includes DFW Internet Services, Inc. (“DFW”, doing business as Nationwide Internet), an Irving, Texas-based Internet services provider, its acquired Internet service provider subsidiaries, and InReach Internet L.L.C. (“InReach”), an Internet service provider based in Stockton, California. The Company’s municipal wireless networks operations are conducted primarily in Phoenix, Arizona, by a wholly owned subsidiary, NeoReach, Inc. (“NeoReach”), and its subsidiary, Kite Networks, Inc. (formerly known as NeoReach Wireless, Inc.). The wireless networks segment also includes the operations of the Company’s subsidiary, Kite Broadband, LLC (“Kite Broadband”), a broadband wireless service provider based in Ridgeland, Mississippi.

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

In August 2004, the Company acquired Affinity Telecom (“Affinity”), a Michigan-based CLEC and long distance carrier. The Company paid $2,176,000 in cash, notes, and a convertible note.

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

In November 2004, Mobilepro acquired Davel, the owner and operator of payphones predominantly located in 44 states and the District of Columbia. In connection with this transaction, the Company acquired all of Davel’s senior secured debt in the approximate principal amount of $103.1 million, a $1.3 million note receivable from Davel held by one of its secured lenders, and approximately 95.2% of the common stock of Davel. The purchase price included cash of $14,000,000 plus warrants to purchase up to 5,000,000 shares of common stock at the price of $0.30 per share. In May 2005, the Company purchased the remaining 4.8% of Davel’s outstanding common stock for $450,000 cash.

In May 2005, NeoReach acquired WazAlliance, a network of metro-wide commercial and residential wireless Internet access zones for a total purchase price of $257,500. Consideration included the issuance of 760,000 shares of Mobilepro’s common stock valued at $110,200, a liability to issue an addition 540,000 shares of common stock valued at $78,300, and the payment of certain liabilities in the amount of $69,000 on behalf of WazAlliance. Subsequent to the acquisition, 173, 334 of the additional shares of common stock were issued.

In June 2005, the Company acquired Evergreen Open Broadband (“Evergreen”), a wholesale wireless Internet service provider based in Boston, for a purchase price of approximately $231,073 representing 1,505,360 shares of Mobilepro common stock valued at $0.1535 per share based on the date that the parties reached agreement on the terms of the acquisition.

In June 2005, Mobilepro acquired 100% of the outstanding common stock of AFN (see Note 5), a CLEC that is licensed to provide local telephone, long distance and/or Internet services throughout the United States, for a cost of $3,434,331, including 10,000,000 shares of Mobilepro common stock, valued at $1,500,000 based on the value of the Company's common stock at the time that the substantive terms of the acquisition were accepted, a cash payment of $1,500,000 and the excess of liabilities assumed over the fair value of assets acquired. The assumed liabilities included $1,337,103 payable to a related party company that supplied administrative and support services to AFN.

In September 2005, AFN acquired the assets of AllCom USA and their long distance and T-1 customers for $300,000 cash, providing the Company with an additional base of customers for bundled services.

In November 2005, Mobilepro acquired InReach for a cost of $2,966,861, including cash payments of $2,166,861 and 3,669,725 shares of Mobilepro common stock, valued at $800,000 based on the value of the Company's common stock at the time that the substantive terms of the acquisition were accepted (see Note 6).

On January 31, 2006, the Company acquired the 49% minority interest in Kite Broadband and 100% of the outstanding common stock of Kite Networks, Inc. for 90,000,000 shares of the Company’s common stock, subject to certain post-closing adjustments (see Note 7). For  accounting purposes, the common stock was valued at $15,660,000, or $0.174 per share, the closing price per share on the date that the acquisition was announced. Subsequent to the acquisition, Kite Networks, Inc. was merged into NeoReach Wireless, Inc., and the combined entity was renamed Kite Networks, Inc. (“Kite Networks”).

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In accordance with the requirements of Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has provided certain financial information relating to the operating results and assets of its industry segments (see Note 16) based on the manner in which management disaggregates the Company's financial reporting in making internal operating decisions.

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

Reclassifications

Certain prior-period financial statement balances have been reclassified to conform to the March 31, 2006 presentation. The reclassifications resulted in no changes to the accumulated deficits reported in prior periods.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. The Company maintains cash and cash equivalents with financial institutions that exceed the limit of insurability under the Federal Deposit Insurance Corporation. However, due to management’s belief in the financial strength of the financial institutions, including primarily Bank of America, management does not believe the risk of keeping deposits in excess of federal deposit limits to be a material risk.

Restricted Cash

The Company is required to maintain letters of credit collateralized by cash as additional security for the performance of obligations under certain service agreements. The cash collateral is restricted and is not available for the Company’s general working capital needs. The letters of credit expire at various dates through the remainder of calendar 2006.

Revenue Recognition

The Company derives a material portion of its revenues through the provision of local telephone, long distance, wireless calling and Internet access services to subscribers. The Company recognizes revenue related to these telecommunications services when such services are rendered and collection is reasonably assured; it defers revenue for services that the Company bills in advance. Revenue related to service contracts covering future periods is deferred and recognized ratably over the periods covered by the contracts.

A material amount of the Company’s revenues is also generated from the use of Davel’s payphones. Davel derives its payphone revenue from two principal sources: coin calls and non-coin calls. Revenue related to all calls, including dial-around compensation and operator service revenue, is recognized in the periods that the customers place the calls. Any variations between recorded amounts of revenue and actual cash receipts are accounted for at the time of receipt.

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

Davel also recognizes revenue related to non-coin dial-around calls that are initiated from a Company payphone in order to gain access to a specific long distance company or to make a standard toll free call. Revenue related to such dial-around calls is recognized initially based on estimates. The inter-exchange carriers have historically paid for fewer dial-around calls than are actually made and the collection period for dial-around revenue is generally four to six months, but can be in excess of one year. Most dial-around receivable amounts are received early in each calendar quarter from an industry clearinghouse organization, one quarter in arrears. For example, Davel received its dial-around receipts related to the quarter ended December 31, 2005 in April 2006, allowing it to adjust the fourth calendar quarter dial-around receivable amount included in the balance sheet at March 31, 2006 based on the actual collection experience. Davel’s estimate of revenue for the most recent calendar quarter is based on the historical analysis of calls placed and amounts collected. These analyses are updated on a periodic basis. Recorded amounts of revenue may be adjusted based on actual receipts and/or the subsequent revision of prior estimates. Reported revenues for the fiscal years ended March 31, 2005 reflected a reduction to previously recorded revenues of $167,319. There were no such adjustments for the year ended March 31, 2006. Total dial-around revenue amounts for the fiscal years ended March 31, 2005 (from acquisition date) and 2006 were $5,115,441 and $9,655,514, respectively.

Accounts Receivable

The Company conducts business and generally extends 30 days of credit to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances and based to a significant extent on recent historical overall account write-off experience. The Company had allowances for doubtful accounts of $529,945 and $883,232 at March 31, 2005 and 2006, respectively, relating to accounts receivable other than dial-around compensation amounts.

Accounts receivable balances relating to dial-around revenues are concentrated with companies in the telecommunications industry. Accordingly, the credit risk associated with such accounts receivable will fluctuate with the overall condition of the telecommunications industry. A primary component of such accounts receivable balance includes an amount that the Company expects to collect related to the most recent calendar quarterly period as described above. The estimated dial-around receivable amount at each balance sheet date is based on the Company’s historical collection experience. Dial-around receivable amounts included in the balance sheets at March 31, 2005 and 2006 were $6,472,348 and $4,509,063, respectively. During all periods presented, credit losses, to the extent identifiable, were generally within management’s overall expectations.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Financing Fees

The financing fees paid in May 2004 to Cornell Capital Partners, L.P. (“Cornell Capital”) and others related to the negotiation of the Standby Equity Distribution Agreement (the “SEDA”) were deferred and, in the current year, were amortized against additional paid-in-capital on a straight-line basis over the twenty-four (24) month term of the SEDA. These fees were paid with the issuance of 8,000,000 shares of Mobilepro common stock valued in the amount of $1,760,000. The Company recorded amortization of approximately $733,000 and $880,000 in the fiscal years ended March 31, 2005 and 2006, respectively. The prior year amounts were included in depreciation and amortization expense. The fees paid to Cornell Capital and others at the time that funds are drawn under equity lines of credit (3% for the SEDA), amounting to $588,500 in the year ended March 31, 2006, were charged to additional paid-in-capital. Such fees for the year ended March 31, 2005, amounting to approximately $1,061,000, were charged to professional fees.

The Company also incurred financing costs of $1,295,000 in May 2005 in connection with issuance of the $15.5 million convertible debenture to Cornell Capital and the early retirement of the bridge loan (see Note 9). These costs, including fees paid in cash to Cornell Capital, were charged to additional paid-in-capital.

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

Property, Plant and Equipment

Furniture and equipment are included in fixed assets in the accompanying balance sheets and are stated at cost. Depreciation expense is computed using the straight-line method during the estimated useful life of each asset. When an asset is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. At March 31, 2005 and 2006, property, plant and equipment values were as follows:

	Estimated Useful Lives (in years)	2005	2006

Furniture and fixtures	7	$387,861	$698,828
Machinery and equipment	5	13,584,088	20,561,029
Leasehold improvements	7	263,452	788,610
Vehicles	5	287,733	204,205
Subtotals		14,523,134	22,252,672
Less accumulated depreciation		(1,330,078)	(6,393,418)
Fixed assets, net		$13,193,056	$15,859,254

Advertising Contracts

CloseCall uses print, signage, radio and television advertising to market services to customers of certain local professional sports teams. Advertising programs include the use of long-term contracts. Upon the negotiation of such a contract, the Company records the cost of the advertising program as an asset, and amortizes the balance to operating expenses over the life of the contract. At March 31, 2006, prepaid expenses and other assets included balances of $366,995 and $474,569, respectively, related to such contracts. The corresponding contract liability is paid typically in installments. At March 31, 2006, accounts payable and long-term liabilities included balances of $304,560 and $475,493, respectively, that are payable under such contracts. At March 31, 2005, similar amounts were immaterial.

Customer Contracts and Relationships

In connection with the acquisition of certain customer rights under an agreement with Sprint Communications Company L.P. (“Sprint”), Kite Broadband made an up-front payment of $6,578,550, after adjustment for the difference in the closing number of customers subscribing to the service as compared to a target subscriber number. Accordingly, the amount of this payment, which is also net of the portion allocated to the value of the tangible assets and adjusted to include payments for legal and direct professional advisory fees, was capitalized and allocated between the value ascribed to the initial three-year term of the agreement with Sprint, amounting to $1,966,200, and the value ascribed to the bargain purchase option, amounting to $4,612,350.

The amount assigned to the initial term of the agreement is being amortized on a straight-line basis over the initial three-year term. The Company has estimated the total life of this arrangement to be ten years based upon an analysis of the operating history of the subscriber base and the average monthly disconnects. The Company intends to evaluate the value of these intangible assets for potential impairment at least annually and to adjust both the asset values and the prospective life in the future if determined necessary. For the year ended March 31, 2006, amortization expense was approximately $441,000, representing the amount of amortization recorded by Kite Broadband since it began operations on July 1, 2005.

This account also includes location contracts with net balances of $2,965,456 and $2,220,479 at March 31, 2005 and 2006, respectively, representing Davel acquisition costs allocated to location owner payphone contracts and other costs associated with obtaining written and signed location contracts. These other assets are amortized on a straight-line basis over their estimated useful lives based on contract terms (generally 5 years). Accumulated amortization related to these contracts at March 31, 2005 and 2006 was $267,586 and $859,276, respectively. Amortization related to location contracts was $267,586 and $625,682, respectively, for the fiscal years ended March 31, 2005 (from acquisition date) and 2006.

Investments

During the year ended March 31, 2005, the Company provided certain management services to two emerging technology firms. As consideration, the Company received a 5% ownership in each firm. These investments were recorded in the amounts of $300,000 and $150,000, respectively, approximating the value of the services provided. The cost basis of the common stock, $450,000, was included in other assets at  March 31, 2005 and 2006. The shares of common stock held by the Company are considered to be available-for-sale securities. If a decline in the fair value of these securities is judged by management to be other than temporary, the cost basis of the securities would be written down to fair value at that time.

Accounts Payable and Accrued Liabilities

At March 31, 2005 and 2006, accounts payable and accrued liabilities consisted of the following:

	2005	2006

Accounts payable	$10,320,246	$10,534,520
Accrued location usage fees	3,763,596	2,271,060
Accrued restructuring costs	—	486,311
Accrued compensation	2,147,138	1,048,027
Accrued interest expense	937,509	873,206
Other accrued liabilities	2,694,599	2,494,347
Totals	$19,863,088	$17,707,471

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

SFAS 123R requires that the compensation cost relating to share-based payment transactions be recorded in financial statements. For each transaction, compensation cost is to be measured based on the fair value of the equity or liability instrument issued. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition of compensation expense. In accordance with a recently-issued Securities and Exchange Commission rule, small business registrants will be allowed to implement SFAS No. 123R as of the beginning of the first fiscal year that begins after December 15, 2005. Accordingly, the Company will adopt SFAS No. 123R for the fiscal quarter ending June 30, 2006.

Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company intends to use the prospective method in order to adopt this accounting standard. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R. The Company expects that its adoption will have a material impact on the company’s consolidated financial position and consolidated results of operations including an increase in compensation expense for equity instruments issued to employees. The Company has not yet determined the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

NOTE 3-IMPAIRMENT OF GOODWILL

At March 31, 2006, the Company’s balance sheet included intangible assets with an aggregate carrying value of approximately $57,162,000, representing approximately 61% of total assets and including approximately $47,788,000 in goodwill. Substantially, this goodwill was recorded in connection with the series of acquisitions completed by the Company since April 1, 2004. Accounting for acquisitions during the year ended March 31, 2006, including the acquisitions of AFN, InReach, Kite Broadband and Kite Networks, resulted in additions to goodwill that totaled approximately $17,843,000. Generally accepted accounting principles require that the Company assess the fair values of acquired entities at least annually in order to identify any impairment in the values. However, on a quarterly basis, management is alert for events or circumstances that would indicate that, more likely than not, the fair value of a reporting segment has been reduced below its carrying amount. If there is a determination that the fair value of an acquired entity is less than the corresponding net assets amount, including goodwill, an impairment loss would be identified and recorded at that time.

During the fiscal years ended March 31, 2006, neither the Internet services segment nor the voice services segment performed as expected. As a result, management has reviewed the carrying values of the assets of these segments and determined that an adjustment for goodwill impairment was appropriate. The Company recorded an impairment charge in the amount of $4,446,544, including $2,627,635 relating to the Internet service companies and $1,818,910 relating to Affinity. The loss of dial-up Internet access customers, the steady loss of Affinity customers, and bad debt losses related to Affinity customers (occurring at a greater rate than in the Company’s other CLEC companies), all contributed to the net losses incurred by these segments during the latter portion of fiscal 2006. The impairment charge included approximately 17.2% and 84.5% of the goodwill determined at acquisition related to the Internet service companies (excluding InReach) and Affinity, respectively.

NOTE 4-RESTRUCTURING OF OPERATIONS

During the current year, management has focused on the integration of the operations of the acquired companies, in particular the operations of the Internet services business segment. The efforts are focused on combining service offerings, consolidating network operations and customer support locations, and reducing operating costs. As a result of this effort, the Company recorded a restructuring charge of $825,703 in the year ended March 31, 2006, including $393,312 related to the loss expected on the abandonment of leased facilities, $339,391 related to the loss expected upon the disposal of excess equipment, and $93,000 related to the termination of certain employees. The Company expects to record an additional restructuring charge in the fiscal quarter ending June 30, 2006.

NOTE 5-THE ACQUISITION OF AFN

The acquisition of AFN, that occurred on June 30, 2005, has been accounted for under the purchase method of accounting. Accordingly, AFN is treated as a wholly owned subsidiary of the Company. The operating results of AFN are included in the operating results of the Company from and including July 1, 2005. The following unaudited pro forma information for the years ended March 31, 2005 and 2006 has been presented as if the acquisition occurred on April 1, 2004, and reflects the elimination of revenues recorded on the books of both US1 and AFN, and the issuance of 10,000,000 shares of the Company’s common stock. The unaudited pro forma information does not necessarily represent the actual results that would have been achieved had the companies been combined at April 1, 2004, and may not be indicative of future operating results.

	Years Ended March 31,
	2005	2006

Revenues	$52,896,981	$100,576,235

Net loss	$(4,989,377)	$(10,066,236)

Net loss per share:
Basic	$(0.0166)	$(0.0243)
Diluted	$(0.0166)	$(0.0243)

Weighted average shares outstanding	299,933,904	413,657,718

NOTE 6-THE ACQUISITION OF INREACH

The acquisition of InReach occurred on November 1, 2005, and has been accounted for under the purchase method of accounting. Accordingly, InReach is treated as a wholly owned subsidiary of the Company. The operating results of InReach are included in the operating results of the Company from and including November 1, 2005. The following unaudited pro forma information for the years ended March 31, 2005 and 2006 has been presented as if the acquisition occurred on April 1, 2004, and reflects the issuance of 3,669,725 shares of the Company’s common stock. The unaudited pro forma information does not necessarily represent the actual results that would have been achieved had the companies been combined at April 1, 2004, and may not be indicative of future operating results.

	Years Ended March 31,
	2005	2006

Revenues	$53,308,370	$102,530,053

Net loss	$(5,225,053)	$(9,867,438)

Net loss per share:
Basic	$(0.0178)	(0.0239)
Diluted	$(0.0178)	$(0.0239)

Weighted average shares outstanding	293,603,629	413,298,391

NOTE 7-THE FORMATION OF KITE BROADBAND

In June 2005, Kite Broadband was funded with the Company making an investment of $3,825,000 in cash and receiving 51% ownership. The minority owners invested $3,675,000 in cash. On June 30, 2005, Kite Broadband closed a Master Agreement for Services (the “Sprint Agreement”) with Sprint under which the Company shall provide services to Sprint’s broadband customers in fourteen (14) metropolitan markets for a period of three years utilizing the Sprint mark. The Sprint Agreement covers, among other things, the provisioning of certain customer-facing services, such as customer operations and call center management, sales, marketing, billing, collection, installation and repair. Sprint continues to provide network support and transport services. The customers remain Sprint customers during the initial three-year term of the Sprint Agreement. Upon expiration of the Sprint Agreement, the Company will have the option to acquire the then existing customers pursuant to the terms of the Sprint Agreement. All network and spectrum assets will remain Sprint property. In December 2005, Kite Broadband made a cash distribution of $127,500 to its investors. The Company’s share of the distribution was $65,025.

The operating results of Kite Broadband have been included in the operating results of the Company from and including July 1, 2005, the date that operations commenced. The revenues and income, net of minority interest, reported by Kite Broadband and included in the consolidated results of operations for the year ended March 31, 2006 were approximately $9,669,000 and $86,000, respectively.

On January 31, 2006, the Company acquired the minority interest in Kite Broadband and the business of Kite Networks. On the acquisition date, the balance of the minority interest in Kite Broadband was approximately $3,797,000. The operations of Kite Networks were not material to the Company’s consolidated financial statements as its most significant asset was its investment in Kite Broadband.

NOTE 8-EXCHANGE OF PAYPHONES

In September 2005, Davel sold the majority of the payphones and certain related assets and liabilities of its Bronx, New York field service office (2,204 payphones) for a net selling price of $962,246. Davel recognized a $91,373 gain on the sale of the net assets and incurred $144,073 of exit and disposal activity costs associated with the closing of its Bronx field service office. The net loss before income taxes of $52,700 is included in other general and administrative expenses in the accompanying consolidated statement of operations for the year ended March 31, 2006. Davel also entered into agreements with the purchaser of its payphones to acquire certain of their payphones in Florida and to maintain, to service and to collect Davel’s remaining payphones in the New York City area. On September 30, 2005, Davel acquired 2,240 payphones located in Florida from the purchaser for a net purchase price of $784,000.

NOTE 9- NOTES PAYABLE

Secured Convertible Debenture

On May 13, 2005, the Company issued a secured convertible debenture (the “Debenture”) to Cornell Capital in the aggregate amount of $15,500,000. The Company used most of the proceeds to pay in full the remaining $13,000,000 balance of a note payable that bore interest at the rate of 23% and was due on November 15, 2005; the retired note was the source of bridge financing for the Company’s acquisition of Davel. Results of operations for the years ended March 31, 2005 and 2006 reflected interest expense related to the retired note of $1,144,186 and $381,225, respectively.

The Debenture bears interest at an annual rate of 7.75%. The outstanding balance was due and payable in the following installments over a three-year period: $1,500,000 due on May 15, 2006; $1,000,000 due on each of August 15, 2006, November 15, 2006 and February 15, 2007; $2,000,000 due on each of May 15, 2007, August 15, 2007, November 15, 2007 and February 15, 2008; and the remaining $2,500,000 due on May 15, 2008. Accrued interest payable under the Debenture is due at the time of conversion or maturity; the holder of the Debenture may elect to receive the interest in cash or in the form of common stock of Mobilepro. The initial principal installment payment of $500,000, plus accrued interest to that date of $600,625, was paid in November 2005. Subsequent to year-end, the due date on the May 2006 principal payment was extended to June 30, 2006. Until the Debenture is repaid in full, Cornell Capital may elect to convert any portion of the outstanding principal amount of the Debenture, plus accrued interest, into shares of common stock of Mobilepro at a conversion price of $0.30 per share. The conversion price of the Debenture may be adjusted if the Company issues additional equity or instruments convertible into equity in connection with a transaction such as a stock dividend or a stock split pursuant to a formula included in the Debenture. For the year ended March 31, 2006, the amount of interest expense related to the Debenture, based on the stated interest rate, was $1,045,295. Accrued interest at March 31, 2006 was $444,670. This interest was paid in cash by the Company in May 2006.

The Debenture is secured by the assets of the Company. The terms of the Debenture obligate the Company to comply with certain covenants including an agreement that, on April 15, 2006, if the Company’s aggregate indebtedness to Cornell Capital exceeds $4,000,000, the parties will enter into a new SEDA in an amount not less than the amount of the indebtedness. By agreement, this date has been extended to August 15, 2006. The term of the current SEDA expired on May 19, 2006.

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

The face amount of the Debenture is reflected in the balance sheet at March 31, 2006, net of unamortized debt discount of $504,756. The net amount of the Debenture reflects the fair market value on the date of issuance after allocating $853,200 of the proceeds to the Warrant. This discount on the Debenture is being amortized as a charge to interest expense over the three-year term of the Debenture. Interest expense for the year ended March 31, 2006 included debt discount amortization in the amount of $348,444. The value of the Warrant will be eliminated upon its exercise or expiration.

Notes Payable to Cornell Capital

In the years ended March 31, 2005 and 2006, the Company borrowed amounts from Cornell Capital that totaled $22,700,000 and $8,800,000, respectively, pursuant to a series of notes with maturities of one-year or less and annual interest rates ranging from 8% to 12%. During the years ended March 31, 2005 and 2006, the Company made total note reduction payments of $11,200,000 and $16,700,000, respectively. A remaining total principal balance of $3,600,000, plus accrued interest of $392,953, was owed to Cornell Capital at March 31, 2006. These amounts were paid subsequent to the end of the year with cash provided by the operating units.

Interest expense related to the notes payable to Cornell Capital, based on the stated rates of interest, was $310,060 and $705,396, respectively, for the years ended March 31, 2005 and 2006.

Notes Payable Related to Acquisitions

As a portion of the consideration paid to owners of acquired companies, the Company may issue promissory notes. These notes typically are payable over terms ranging from 4 months to two years and bear interest at annual rates ranging from 3% to 7%. At March 31, 2005 and 2006, the aggregate balances due under the acquisition notes payable were $1,723,201 and $29,619, respectively.

In June 2005, the Company retired notes payable to the former owners of Clover with remaining principal balances that totaled $570,372, by converting $535,188 into 2,200,000 shares of common stock of Mobilepro. The difference of $35,184 between the common stock payment and notes payable balances was recorded as a reduction to goodwill.

In September 2005, the Company settled a dispute with the former owners of Ticon with the cash payment of $195,000. The $55,000 difference between the payment and the $250,000 note payable balance was recorded as a reduction to goodwill.

In September 2005, the Company retired notes payable to the former owners of Internet Express, Inc., an Internet service provider acquired in March 2004, with remaining principal balances that totaled $209,533, by making a cash payment in the amount of $80,000. The difference of $129,533 between the payment and notes payable balances was recorded as a reduction to goodwill.

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

Other Notes Payable and Long-Term Liabilities

The Company has other notes and long-term liabilities payable to banks and various other creditors with aggregate balances due at March 31, 2005 and 2006 of $209,357 and $1,338,427, respectively.

Debt Maturities

A summary of the balances of notes payable and other debts at March 31, 2006 was as follows:

Convertible debenture payable to Cornell Capital	$15,000,000
Notes payable to Cornell Capital	3,600,000
Notes payable related to acquisitions	29,619
Other notes payable and long-term obligations	1,338,427
19,968,046
Less: Unamortized debt discount on convertible debenture	(504,756)
Less: Amounts due within one year	(8,817,628)
Long-term portion of debt	$10,645,662

At March 31, 2006, a summary of the future scheduled payments of the long-term portion of debt was as follows:

The year ending --
March 31, 2008	$8,433,377
March 31, 2009	2,712,842
March 31, 2010	4,199
11,150,418
Less - Unamortized debt discount on convertible debenture	(504,756)
Long-term portion of debt	$10,645,662

NOTE 10-INCOME TAXES

The provision for income taxes results in an effective tax rate that differs from the Federal statutory tax rate as follows for the years ended March 31, 2005 and 2006:

	Years Ended March 31,
	2005	2006
Statutory federal income tax rate	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(3.0)	(3.0)
Permanent differences	0.2	16.9
Tax credits	—	—
Change in valuation allowance	37.8	21.1
Effective tax rate	—%	—%

The components of the Company’s net deferred tax asset were as follows:

	March 31,
	2005	2006
Net operating loss carryforwards	$6,033,340	$10,657,651
Depreciation	(50,051)	(2,343,846)
Other differences	—	(175,548)
Valuation allowance	(5,983,289)	(8,138,257)
Total net deferred tax asset	$—	$—

As of March 31, 2006, the Company’s valuation allowance of $8,138,257 fully offset the net deferred tax asset. The Company calculated the valuation allowance in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during recent years, is given more weight when assessing whether the level of future profitability needed to recognize the deferred assets will be achieved. The Company’s cumulative loss in since inception represents sufficient negative evidence to require a full valuation allowance under the provisions of SFAS No. 109. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support the reversal of any portion of the allowance.

The Company’s net operating loss carryforwards were approximately $28,046,000 at March 31, 2006, expiring through March 31, 2026. When there has been a change in an entity’s ownership, utilization of net operating loss carryforwards relating to periods prior to acquisition may be limited. Because of the changes in the ownership of prior acquisitions of the Company, the use of these acquired net operating losses will be limited and may not be available to offset future taxable income.

NOTE 11-STOCKHOLDERS’ EQUITY

Standby Equity Distribution Agreement (the “SEDA”)

On May 13, 2004, the Company entered into the SEDA with Cornell Capital that provided, generally, that Cornell Capital would purchase up to $100 million of the common stock of Mobilepro over a two-year period, with the time and amount of such purchases, if any, at the Company’s discretion. Cornell Capital was entitled to purchase the shares at a 2% discount to a weighted average market price of the common stock. The Company was obligated to pay a fee to Cornell Capital and other advisors at the time of each draw (3% of the amount of each draw).

In the years ended March 31, 2005 and 2006, draws under the SEDA totaled $15,713,907 and $20,309,222, respectively. Through March 31, 2006, the Company has advanced 160,000,000 shares of its common stock to the escrow agent in accordance with the terms of the SEDA since its inception. In the years ended March 31, 2005 and 2006, 52,253,546 and 102,952,811 shares of common stock, respectively, were issued to Cornell Capital by the escrow agent. On May 19, 2006, the term of the current SEDA expired.

The SEDA replaced a similar equity line of credit arrangement with Cornell Capital that was negotiated in May 2002 and that was intended to provide up to $10 million in equity financing to the Company. In the year ended March 31, 2005, the Company drew $2,000,000 from Cornell Capital in accordance with this arrangement and advanced 10,000,000 shares of its common stock to the escrow agent. During the year ended March 31, 2005, 25,276,134 shares of common stock were issued to Cornell Capital under this arrangement.

The discounts under both arrangements that were provided to Cornell Capital upon the sale of shares of common stock, amounting to $375,150 and $440,753 in the years ended March 31, 2005 and 2006, respectively, were included in interest expense.

Common Stock Transactions in the Year Ended March 31, 2005

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

In September 2004, the Company issued 5,000,000 shares of common stock to the former owners of Affinity as partial consideration for the acquisition of their company. The issued shares were valued at $1,000,000 based upon the date of agreement and the terms of the acquisition. The distribution of such value amount included an allocation of $995,000 to the terminated put agreement. On March 31, 2006, the Company resolved a dispute with certain former owners of Affinity who returned 1,685,000 shares of the Company’s common stock valued in the amount of $337,000.

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

During the year ended March 31, 2005, the Company issued 65,000,000 shares of common stock to the escrow agent for use under the SEDA and 10,000,000 shares of common stock to the escrow agent for use under the $10 million equity line of credit.

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

Common Stock Transactions in the Year Ended March 31, 2006

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

In November 2005, the Company issued 4,357,798 shares of its common stock in connection with its acquisition of InReach. On March 31, 2006, the Company resolved a dispute with the former owner of InReach that resulted in the return to the Company of approximately $52,000 in cash and 688,073 shares of common stock valued at $150,000.

In December 2005, the Company issued 300,000 shares of its common stock, valued at $58,500, in connection with receipt of investment banking services. During the year, the Company also issued 147,172 shares for advisory and consulting services that were valued at $24,000.

On January 31, 2006, the Company issued 90,000,000 shares of its common stock in connection with its acquisition of Kite Broadband and Kite Networks.

On March 30, 2006, the Company issued 831,615 shares of its common stock to a former employee pursuant to the exercise of a stock warrant.

On March 31, 2006, the resolution of a dispute with the former owners of Affinity resulted in the return of 1,685,000 shares of common stock.

During the year ended March 31, 2006, the Company issued 95,000,000 shares of common stock to the escrow agent for use under the SEDA.

Stock Options and Warrants

The stockholders of the Company have approved the issuance of 30,000,000 shares of common stock in connection with stock options granted pursuant to the 2001 Equity Performance Plan (the “2001 Plan”). In addition, the Company has issued options and warrants to purchase common stock to key personnel pursuant to specific authorization of the board of directors outside the scope of the 2001 Plan. The following tables summarize the stock option activity and the warrant activity for the years ended March 31, 2005 and 2006:

	Number of	Weighted-Average
Stock Options --	Options	Exercise Price

Outstanding - March 31, 2004	4,171,037	$0.0482
Granted	5,225,000	$0.1748
Exercised	(446,037)	$0.0594
Cancelled	(7,225,000)	$0.1047
Outstanding - March 31, 2005	1,725,000	$0.1920
Granted	9,351,000	$0.2330
Exercised	—	$—
Cancelled	—	$—
Outstanding - March 31, 2006	11,076,000	$0.2260

Exercisable - March 31, 2006	4,792,259	$0.2301

	Number of	Weighted-Average
Stock Warrants --	Warrants	Exercise Price

Outstanding - March 31, 2004	7,000,000	$0.0190
Granted	61,732,500	$0.1326
Exercised	(2,500,000)	$0.0296
Cancelled	(5,000,000)	$0.1900
Outstanding - March 31, 2005	61,232,500	$0.1172
Granted	36,700,000	$0.2458
Exercised	(831,615)	$0.1700
Cancelled	(2,168,385)	$0.0916
Outstanding - March 31, 2006	94,932,500	$0.1669

Exercisable - March 31, 2006	75,321,123	$0.1584

Options to purchase common stock that are awarded pursuant to the terms of the 2001 Plan are ten-year options that typically vest over two to three year periods according to a defined schedule. The vesting of certain options during fiscal year 2007 will depend on the achievement of individual and company objectives.

Unvested warrants to purchase common stock are vesting over periods that range from eleven to thirty-three months. The vesting of certain warrants awarded to certain of the Company’s officers will occur upon the achievement of individual and/or company objectives. Warrants expire on the ten-year anniversary of the date of award.

The following table summarizes information about outstanding options and warrants to purchase the Company’s common stock at March 31, 2006:

	Outstanding Stock Options			Exercisable Options
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.01 - $0.20	800,000	7.9	$0.12	800,000	$0.12
$0.21 - $0.25	7,776,000	9.6	0.22	1,758,926	0.22
$0.26 - $0.30	2,400,000	9.5	0.27	2,133,333	0.27
$0.30 - $0.40	100,000	5.0	0.40	100,000	0.40
Total Options	11,076,000	9.6	$0.23	4,792,259	$0.23

	Outstanding Warrants			Exercisable Warrants
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.01 - $0.02	30,082,500	8.0	$0.02	29,782,500	$0.02
$0.03 - $0.09	—	—	—	—	—
$0.10 - $0.14	800,000	7.9	0.10	800,000	0.10
$0.15 - $0.16	9,300,000	8.5	0.16	7,546,559	0.16
$0.17 - $0.19	13,750,000	9.5	0.18	6,447,368	0.18
$0.20 - $0.21	12,900,000	7.1	0.20	12,608,333	0.20
$0.22 - $0.23	12,600,000	9.5	0.22	3,178,030	0.22
$0.24 - $0.50	15,500,000	4.2	0.38	14,958,333	0.38
Total Warrants	94,932,500	7.7	$0.17	75,321,123	$0.16

If compensation expense had been determined based on the fair value of the options at the grant dates consistent with the method of accounting proscribed by SFAS No. 123, “Accounting for Certain Transactions Involving Stock Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company’s net loss per share amounts would have been stated at the following pro forma amounts for the years ended March 31, 2005 and 2006:

	For the Years Ended March 31,
	2005	2006
Net loss, as reported	$(5,359,722)	$(10,176,407)
Add: Stock-based employee compensation expense included in reported net loss	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,652,185)	(5,467,232)

Pro forma net loss	$(7,011,907)	$(15,643,639)

Net loss per share:
As reported	$(0.0185)	$(0.0248)
Pro forma	$(0.0242)	$(0.0380)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the years ended March 31, 2005 and 2006:

	2005	2006
Dividend yield	—%	—%
Expected volatility	60%	60%
Risk-free interest rate	3.00%	3.00%
Expected term (in years)	10.00	10.00

For stock options and warrants granted during the year ended March 31, 2006, the weighted-average grant-date fair value was $0.204 per share.

NOTE 12-BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted income (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effects of the assumed exercise of outstanding stock options and warrants and the assumed conversion of the Debenture and other convertible notes payable for the years ended March 31, 2005 and 2006 were antidilutive as the Company incurred net losses in these years.

NOTE 13-COMMITMENTS

In June 2005, Mr. Jay O. Wright, the Company’s President and Chief Executive Officer, extended his employment agreement with the Company through 2007, with the extension stipulating annual salary amounts during the term, restructuring the basis for bonus awards, and providing severance payment terms. The Company also has an employment contract with each senior executive, including the chief operating officer, the general counsel, the chief accounting officer, and the chief executive officers of CloseCall, Davel and AFN.

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

NOTE 14-OPERATING LEASES

The Company leases office space and various types of equipment under non-cancelable operating leases. Certain leases have renewal options. The future minimum payments under non-cancelable leases with initial terms of one year or more consisted of the following at March 31, 2006:

Years Ending March 31,	Minimum Lease Payments
2007	$1,499,853
2008	1,085,611
2009	665,546
2010	252,858
2011	125,315
Thereafter	—
Total Payments	$3,629,183

NOTE 15-LITIGATION

As of March 31, 2005, the Company was party to the following material legal proceedings.

1) On September 10, 2004, CloseCall was served a complaint in an action captioned Verizon Maryland Inc., Verizon New Jersey Inc., and Verizon Delaware Inc. (together referred to as “Verizon”) in the Circuit Court for Montgomery County, Maryland, whereby Verizon was attempting to recover “in excess of $1,000,000” based on alleged unpaid invoices for services provided to CloseCall. CloseCall also filed counterclaims against Verizon. The first claim related to Verizon’s refusal to resell certain bundled telecommunications services to CloseCall, despite repeated requests by CloseCall and the requirements of the Communications Act of 1934, as amended. In addition, CloseCall asserted damages as a result of Verizon’s entry into secret resale agreements with two CLECs, offering those companies deep discounts on telecommunications services not offered to other CLECs, including CloseCall. While CloseCall believed that its counterclaims against Verizon were valid and that it had meritorious defenses to the allegations contained in Verizon’s complaint, subsequent to year-end, it elected to terminate these matters by agreeing to a settlement with Verizon. The effects of the settlement are reflected in settlement of litigation and other claims in the consolidated statement of operations for the year ended March 31, 2006.

2) At the time that the Company acquired 95.2 % of the stock of Davel, Davel was a defendant in a civil patent infringement lawsuit captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., filed in the United States District Court for the Eastern District of Pennsylvania. The case is in the discovery phase of the litigation. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls and is seeking damages in connection with the alleged infringement. Davel continues to review and investigate the allegations set forth in the complaint, continues to assess the validity of the Gammino Patents and is in the process of determining whether the technology purchased by Davel from third parties infringes upon the Gammino Patents. According to the terms of the Davel acquisition agreement, the former secured lenders, subject to certain limitations, have agreed to reimburse the Company for the litigation costs and any losses resulting from the Gammino lawsuit from future regulatory receipts that were assigned previously to them by Davel. Any such regulatory receipts are deposited into a third-party escrow account and are used to reimburse the Company for costs incurred. The secured lenders are not required to fund the escrow account or otherwise reimburse the Company for amounts, if any, in excess of actual regulatory receipts collected. Any amount remaining in the escrow account at the conclusion of the litigation is to be returned to the former secured lenders. The Company has received significant regulatory receipts that are being held in escrow. These funds can be used to reimburse the Company for costs, including legal fees, incurred in the defense or settlement of this litigation. The Company believes that there are sufficient funds in the escrow account to pay both its legal defense costs and any potential judgment that the Company believes could reasonably be expected.  This $7.5 million claim represents exposure to the Company in the event that escrowed regulatory receipts are insufficient to cover any potential judgment against the Company should it be found liable for the full monetary amount of the claim.

NOTE 16-SEGMENT INFORMATION

The Company’s reportable operating segments include voice services, Internet services and wireless networks. Results of operations and certain asset data relating to the Company’s business segments for the years ended March 31, 2005 and 2006 were as follows:

	Voice	Internet	Wireless
2005	Services	Services	Networks	Corporate	Total
Revenues	$32,009,084	$13,884,060	$—	$615,000	$46,508,144
Cost of revenues (excludes depreciation and amortization)	15,816,901	6,734,339	—	—	22,551,240
Other operating expenses	16,707,959	6,460,970	953,976	1,287,945	25,410,850
Depreciation and amortization	1,093,620	225,672	14,588	733,333	2,067,213
Interest (net)	(87,566)	113,944	43,927	1,768,258	1,838,563
Net income (loss)	$(1,521,830)	$349,135	$(1,012,491)	$(3,174,536)	$(5,359,722)

Segment assets	$35,166,195	$18,119,944	$14,240	$19,522,552	$72,822,931
Fixed assets, net of accumulated depreciation	$11,804,050	$1,381,713	$7,293	$—	$13,193,056
Goodwill, net of impairment	$18,543,703	$14,035,396	$—	$—	$32,579,099

	Voice	Internet	Wireless
2006	Services	Services	Networks	Corporate	Total
Revenues	$72,356,453	$16,940,513	$9,716,501	$—	$99,013,467
Cost of revenues (excludes depreciation and amortization)	35,630,090	8,267,634	5,184,520	—	49,082,244
Other operating expenses	31,066,030	8,026,734	6,054,076	2,426,002	47,572,842
Depreciation and amortization	3,313,401	382,167	607,881	7,293	4,310,742
Goodwill impairment charges	1,818,910	2,627,634	—	—	4,446,544
Restructuring charges	—	825,703	—	—	825,703
Interest, net	(13,761)	17,973	(48,773)	2,882,955	2,838,394
Minority interests	(71,037)	—	184,442	—	113,405
Net income (loss)	$612,820	$(3,207,332)	$(2,265,645)	$(5,316,250)	$(10,176,407)

Total assets	$50,143,424	$18,658,080	$23,710,779	$1,478,770	$93,991,053
Fixed assets, net of accumulated depreciation	$11,200,715	$1,532,494	$3,126,045	$—	$15,859,254
Goodwill, net of impairment	$20,231,278	$15,480,956	$12,075,933	$—	$47,788,167

NOTE 17-SUBSEQUENT EVENTS

Subsequent to March 31, 2006, the Company drew $6,750,000 under the SEDA. Cornell Capital received 33,669,127 shares of the Company’s common stock in connection with the draws.

Subsequent to March 31, 2006, the Company announced that it had been selected to design, deploy and operate wireless networks by the town of Brookline, Massachusetts, and the city of Yuma, Arizona. The Company also announced that it had withdrawn from the wireless network project with the city of Sacramento, California, as the Company came to understand that the city's desire for the structure of the arrangement conflicted with the Company's business model.

On May 19, 2006, the term of the SEDA expired.

On June 2, 2006, the Company announced the formation of ProGames Network, Inc. with a business plan focused on the development of tools, content and special connectivity for online gamers.

On June 26, 2006, the Company announced that it had signed a letter of intent to acquire Clearwave Communications, LLC, a facilities-based competitive local exchange carrier headquartered in Harrisburg, Illinois, that offers voice and data services in Southern Illinois.

EXHIBIT 1

MOBILEPRO CORP. AND SUBSIDIARIES
ALLOCATIONS OF PURCHASE PRICE AMOUNTS
FOR THE YEAR ENDED MARCH 31, 2006

		InReach	Kite	Kite
	AFN	Internet	Networks	Broadband	Totals
Acquisition Cost
Cash	$1,500,000	$2,166,861	$—	$—	$3,666,861
Common stock	1,500,000	800,000	2,349,000	13,311,000	17,960,000
Excess of liabilities assumed over assets acquired	434,331	—	—	—	434,331
Aggregate purchase price amounts	$3,434,331	$2,966,861	$2,349,000	$13,311,000	$22,061,192

Number of Shares Issued	10,000,000	3,669,725	13,500,000	76,500,000	103,669,725

Net Assets of Acquired Companies
Aggregate purchase price amounts	$3,434,331	$2,966,861	$2,349,000	$13,311,000	$22,061,192
Excess of liabilities assumed over assets acquired	(434,331)	—	—	—	(434,331)
Net Assets of Acquired Companies	$3,000,000	$2,966,861	$2,349,000	$13,311,000	$21,626,861

Cash and cash equivalents	$166,962	$297,626	$16,489	$—	$481,077
Accounts receivable, net	187,172	214,113	172,622	—	573,907
Other current assets	816,954	106,444	47,057	—	970,455
Fixed and other assets	13,730	482,552	106,790	—	603,072
Goodwill	3,434,331	2,826,529	2,067,682	9,514,032	17,842,574
Total Assets	4,619,149	3,927,264	2,410,640	9,514,032	20,471,085
Minority Interest	—	—	—	(3,796,968)	(3,796,968)

Accounts payable and accrued expenses	1,549,784	83,995	61,640	—	1,695,419
Deferred revenue	69,365	876,408	—	—	945,773
Total Liabilities	1,619,149	960,403	61,640	—	2,641,192
Net Assets Acquired	$3,000,000	$2,966,861	$2,349,000	$13,311,000	$21,626,860