Form 10KSB/A
period 2005-03-31
MOBILEPRO CORP
filed 2006-08-09
CIK 769592

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
$ 25,084

Amortization of leased assets iq included in de0reciation and amortization expense.

The Company also leases a building and various equipment under non-cancelable operating leases. The building lease expires in 2007 and contains options to renew for additional terms of t7o years at the prevailing market rate.

Future minimum payments under non-cancelible leases with initial terms of one year or more consist of the following at March 31, 2005:

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
Incorporated by reference to Exhibit 10.2 to the Registrant’s amended Quarterly Report on Form 10-QSB/A filed on October 4, 2002.

10.2	Executive Employment Agreement, dated December 15, 2003, between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 13, 2004.

10.3	Executive Employment Agreement, dated April 15, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.15 to the Amendment to Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004.

10.4	Amended and Restated Executive Employment Agreement, dated June 9, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2004.

10.5	Executive Employment Agreement, dated February 20, 2004 between Kurt Gordon and the Company	Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2004.

Exhibit No.	Description	Location
10.6	Standby Equity Distribution Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004.

10.7	Registration Rights Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004.

10.8	Placement Agent Agreement, dated May 13, 2004 between the Company and Newbridge Securities Corporation	Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004.

10.9	Escrow Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004.

10.10	Consulting Agreement by and among Mobilepro Corp., DFW Internet Services, Inc., Beech Holdings, Inc. and Jack W. Beech, Jr.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2004.

10.11	Executive Employment Agreement dated June 10, 2004 between Kevin Kuykendall and Mobilepro Corp.	Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2004.

10.12	Amended and Restated Executive Employment Agreement dated October 14, 2004, between Kevin Kuykendall and the Company	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004.

10.13	Development Agreement by and among the Company, NeoReach, Inc. and Information and Communications University*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004.

10.14	Promissory Note issued by the Company to Cornell Capital on August 23, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004.

10.15	Security Agreement between the Company and Cornell Capital dated August 23, 2004	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004.

10.16	Promissory Note issued by the Company to Cornell Capital on August 25, 2004	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004.

10.17	Security Agreement between the Company and Cornell Capital dated August 25, 2004	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004.

10.18	Letter Agreement between the Company and Cornell Capital dated August 27, 2004	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004.

Exhibit No.	Description	Location
10.19	Promissory Note issued by the Company to Cornell Capital on August 27, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004.

10.20	Security Agreement between the Company and Cornell Capital dated August 27, 2004	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004.

10.21	Promissory Note issued by the Company to Cornell Capital on September 22, 2004	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004.

10.22	Security Agreement between the Company and Cornell Capital dated September 22, 2004	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004.

10.23	Executive Employment Agreement by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004.

10.24	Executive Employment Agreement dated November 2, 2004, between Geoffrey Amend and the Company	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 14, 2005.

10.25	Executive Employment Agreement dated December 1, 2004, between Bruce Sanguinetti and the Company	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 14, 2005.

10.26	Credit Agreement, dated November 15, 2004, by and among the Company, Davel Acquisition Corp. and Airlie Opportunity Master Fund, Ltd.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004.

10.27	Executive Employment Agreement dated December 15, 2004, between John Dumbleton and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2004.

10.28	Employment Agreement dated February 28, 2005 between Davel Communications, Inc. and Tammy L. Martin	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

10.29	Amendment No. 1 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated April 20, 2005	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

10.30	Amendment No. 2 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated May 26, 2005	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

10.31	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2005.

Exhibit No.	Description	Location
10.32	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Kurt Gordon and the Company	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

10.33	Amended and Restated Executive Employment Agreement, dated June 16, 2005 by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

10.34	Amended and Restated Executive Employment Agreement, dated June 16, 2005, between Geoffrey Amend and the Company	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

10.35	Securities Purchase Agreement, dated as of May 13, 2005, by and between the Company and Cornell Capital	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

10.36	Secured Convertible Debenture, issued on May 13, 2005 by the Company to Cornell Capital	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

10.37	Amended and Restated Collateral Assignment of Intellectual Property Rights, made as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

10.38	Amended and Restated Security Agreement, dated as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

10.39	Investor Registration Rights Agreement, dated as of May 13, 2005 by and between the Company and Cornell Capital	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

10.40	Amended and Restated Guaranty Agreement, dated as of May 13, 2005, made by each of the direct and indirect subsidiaries of the Company in favor Cornell Capital	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

10.41	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

20.1	Letter from Jay O. Wright, President and Chief Executive Officer of the Company to the Stockholders, dated June 9, 2004	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2004.

20.2	Letter from Jay O. Wright, President and Chief Executive Officer of the Company to the Stockholders, dated September 30, 2004	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2004.

20.3	Letter from Jay O. Wright, President and Chief Executive Officer of the Company to the Stockholders, dated December 17, 2004	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

Exhibit No.	Description	Location
20.4	Letter from Jay O. Wright, President and Chief Executive Officer of the Company to the Stockholders, dated April 21, 2005	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2005.

21.1	Subsidiaries of Registrant	Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed on June 28, 2005.

31.1	Certification by Jay O. Wright, Chief Executive Officer, pursuant to Rule 13a-14(a)	Provided herewith.

31.2	Certification by Richard H. Deily, Principal Financial Officer, pursuant to Rule 13a-14(a)	Provided herewith.

32.1	Certification by Jay O. Wright and Richard H. Deily, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Provided herewith.

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

Date: August 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jay O. Wright	Chief Executive Officer,	August 8, 2006
Jay O. Wright	Principal Executive Officer and Director

/s/ Richard H. Deily	Chief Accounting Officer, Principal	August 8, 2006
Richard H. Deily	Financial and Principal Accounting
Officer

/s/ Jack W. Beech	Director	August 8, 2006
Jack W. Beech

/s/ Christopher W. MacFarland	Director	August 8, 2006
Christopher W. MacFarland

/s/ Michael G. O’Neil	Director	August 8, 2006
Michael G. O’Neil

/s/ Donald H. Sledge	Director	August 8, 2006
Donald H. Sledge

/s/ Jerry M. Sullivan, Jr.	President, Chief Operating Officer, and	August 8, 2006
Jerry M. Sullivan, Jr.	Director