Form 10QSB/A
period 2005-06-30
MOBILEPRO CORP
filed 2006-08-09
CIK 769592

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

MOBILEPRO CORP.

Date: August 8, 2006	By:	/s/ Jay O. Wright
Jay O. Wright, Chief Executive Officer

Date: August 8, 2006	By:	/s/ Richard H. Deily
Richard H. Deily, Chief Accounting Officer