Form 10-Q
period 2006-06-30
MOBILEPRO CORP
filed 2006-08-09
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2006

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X     No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)   Yes X     No__

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 1, 2006, the Company had 588,888,574 outstanding shares of its common stock, $0.001 par value per share.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION	PAGE

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND JUNE 30, 2006

ASSETS

	March 31,	June 30,
	2006	2006
		(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$5,397,881	$4,398,979
Restricted cash	352,200	1,102,200
Accounts receivable, net	10,481,632	9,167,486
Prepaid expenses and other current assets	3,399,864	3,074,897

Total Current Assets	19,631,577	17,743,562

FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION	15,859,254	18,515,616

OTHER ASSETS
Goodwill, net of impairment	47,788,167	47,749,778
Customer contracts and relationships, net of amortization	8,777,502	8,450,829
Deferred financing fees, net of amortization	146,667	-
Other assets	1,787,886	1,749,058

	58,500,222	57,949,665

TOTAL ASSETS	$93,991,053	$94,208,843

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND JUNE 30, 2006

LIABILITIES AND STOCKHOLDERS' EQUITY
(CONTINUED)

	March 31,	June 30,
	2006	2006
		(unaudited)
CURRENT LIABILITIES
Current portion of convertible debenture	$4,500,000	$11,000,000
Current portion of long-term debt and notes payable	4,269,519	1,254,350
Accounts payable and accrued expenses	17,402,911	15,680,090
Deferred revenue	4,343,754	4,995,976

Total Current Liabilities	30,516,184	32,930,416

LONG-TERM LIABILITIES
Convertible debenture, net of unamortized debt discount and
current portion	9,995,243	3,830,650
Notes payable and other long-term liabilities, net of current maturities	650,419	1,863,184

Total Long-Term Liabilities	10,645,662	5,693,834

TOTAL LIABILITIES	41,161,846	38,624,250

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 20,035,425 shares authorized,
35,378 shares issued and outstanding at March 31, 2006 and June 30, 2006	35	35
Common stock, $.001 par value, 1,500,000,000 shares authorized,
560,666,950 and 588,888,574 shares issued and outstanding
at March 31, 2006 and June 30, 2006	560,667	588,889
Additional paid-in capital	83,641,462	91,106,133
Accumulated deficit	(31,372,957)	(36,110,464)

Total Stockholders' Equity	52,829,207	55,584,593

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$93,991,053	$94,208,843

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	June 30,
	2005	2006

REVENUES	$22,505,845	$23,342,786

OPERATING COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	11,021,862	12,761,958
Payroll, professional fees and related expenses	3,693,560	7,669,173
Advertising and marketing expenses	518,664	162,618
Office rent and expenses	429,941	539,584
Other general and administrative expenses	4,668,075	3,675,493
Depreciation and amortization	822,377	1,330,911
Stock compensation	-	485,091
Goodwill impairment charges	-	348,118
Restructuring charges	-	303,671
Total Operating Costs and Expenses	21,154,479	27,276,617

OPERATING INCOME/(LOSS)	1,351,366	(3,933,831)

INTEREST EXPENSE, NET	(932,175)	(394,075)

LOSS ON EXTINGUISHMENT OF DEBT	-	(409,601)
NET INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	419,191	(4,737,507)
Provision for Income Taxes	-	-

NET INCOME/(LOSS) APPLICABLE TO COMMON SHARES	$419,191	$(4,737,507)

NET INCOME/(LOSS) PER SHARE
Basic	$0.0012	$(0.0082)
Diluted	$0.0010	$(0.0082)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	360,778,231	580,059,290

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	June 30,
	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$419,191	$(4,737,507)
Items that reconcile net income/(loss) to net cash
(used in) operating activities:
Depreciation and amortization	822,377	1,330,911
Noncash interest expense and loss on debt extinguishment	145,433	644,535
Goodwill impairment charges	-	348,118
Restructuring charges	-	303,671
Common stock issued for services	15,000	521,091
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(65,920)	1,314,146
Decrease in other current assets	53,665	324,968
(Increase) in other assets	(216,906)	(263,151)
(Decrease) in accounts payable and
and accrued expenses	(2,542,829)	(1,876,842)
Increase in deferred revenue	19,933	418,000
	(1,769,247)	3,065,447

Net cash (used in) operating activities	(1,350,056)	(1,672,060)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/leaseback of wireless network equipment	-	2,000,000
Purchase of certificates of deposit	-	(750,000)
Capital expenditures, net	(579,724)	(3,523,219)
Acquisition of intangible assets	(6,778,129)	(37,167)
Cash paid for acquisitions	(2,024,646)	-

Net cash (used in) investing activities	(9,382,499)	(2,310,386)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common stock issuances	7,485,000	6,661,669
Borrowings/(payments) under other notes payable, net	(1,313,276)	(3,678,125)
Proceeds from the issuance of the convertible debenture	15,500,000	-
Retirement of acquisition bridge loan	(13,000,000)	-
Investment by minority interests	3,675,000	-
Debt financing fees	(1,295,000)	-

Net cash provided by financing activities	11,051,724	2,983,544

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(unaudited)

	For the Three Months Ended
	June 30,
	2005	2006

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$319,169	$(998,902)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,669,787	5,397,881

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,988,956	$4,398,979

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$1,035,219	$1,006,018

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Capital lease	$-	$1,875,721
Amortization of SEDA deferred financing fees	$220,000	$147,000
Goodwill recorded in acquisitions	$3,409,158	$-
Liability for common stock to be issued	$1,809,373	$-
Adjustment to minority interest	$150,000	$-
Issuance of common stock for the acquisition of WazAlliance	$110,200	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
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

Summary of Acquisition Activities since April 1, 2005

In May 2005, NeoReach acquired WazAlliance, a network of metro-wide commercial and residential wireless Internet access zones for a total purchase price of $257,500. Consideration included the issuance of 760,000 shares of Mobilepro’s common stock valued at $110,200, a liability to issue an additional 540,000 shares of common stock valued at $78,300, and the payment of certain liabilities in the amount of $69,000 on behalf of WazAlliance. Subsequent to the acquisition, 173,334 of the additional shares of common stock were issued.

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

In November 2005, Mobilepro acquired InReach for a cost of $2,966,861, including cash payments of $2,166,861 and 3,669,725 shares of Mobilepro common stock, valued at $800,000 based on the value of the Company's common stock at the time that the substantive terms of the acquisition were accepted (see Note 5).

On January 31, 2006, the Company acquired the 49% minority interest in Kite Broadband and 100% of the outstanding common stock of Kite Networks, Inc. for 90,000,000 shares of the Company’s common stock, subject to certain post-closing adjustments (see Note 6). For accounting purposes, the common stock was valued at $15,660,000, or $0.174 per share, the closing price per share on the date that the acquisition was announced. Subsequent to the acquisition, Kite Networks, Inc. was merged into NeoReach Wireless, Inc., and the combined entity was renamed Kite Networks, Inc. (“Kite Networks”).

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

These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring, and that are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results that will be achieved for the fiscal year ending March 31, 2007.

Reclassifications

Certain prior-period financial statement balances have been reclassified to conform to the June 30, 2006 presentation. The reclassifications resulted in no changes to the accumulated deficits reported in prior periods.

Accounting for Stock Options and Warrants

Prior to the quarter ended June 30, 2006, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). APB 25 provided that compensation expense relative to a Company’s employee stock options was measured based on the intrinsic value of the stock options at the measurement date.

In December 2004, the Financial Accounting Standards Board revised SFAS No. 123, “Accounting for Certain Transactions Involving Stock Compensation” (“SFAS 123”). The revision was entitled “Share-Based Payment” (“SFAS 123R”), replacing SFAS 123 and superseding APB 25, and its scope encompasses a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recorded in financial statements. For each transaction, compensation cost is to be measured based on the fair value of the equity or liability instrument issued. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition of compensation expense. The Company adopted SFAS 123R, effective April 1, 2006 (see Note 9).

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

A material amount of the Company’s revenues is also generated from the use of Davel’s payphones. Davel derives its payphone revenue from two principal sources: coin calls and non-coin calls. Revenue related to all calls, including dial-around compensation and operator service revenue, is recognized in the periods that the customers place the calls. Any variations between recorded amounts of revenue and actual cash receipts are accounted for at the time of receipt. Revenue related to such dial-around calls is recognized initially based on estimates. Recorded amounts of revenue may be adjusted based on actual receipts and/or the subsequent revision of prior estimates. Reported revenues for the quarter ended June 30, 2006 reflected a reduction to previously recorded revenues of $143,516; no such adjustment was recorded in the quarter ended June 30, 2005. Total dial-around revenue amounts for the quarters ended June 30, 2005 and 2006 were $2,980,792 and $1,620,273, respectively.

Accounts Receivable

The Company had allowances for doubtful accounts of $883,232 and $898,112 at March 31, 2006 and June 30, 2006, respectively, relating to accounts receivable other than dial-around compensation amounts.

Accounts receivable includes amounts related to dial-around revenue. The estimated dial-around receivable amount at each balance sheet date is based on the Company’s historical collection experience. Dial-around receivable amounts included in the balance sheets at March 31, 2006 and June 30, 2006 were $4,509,063 and $3,944,131, respectively.

Financing Fees

The financing fees paid in May 2004 to Cornell Capital Partners, L.P. (“Cornell Capital”) and others related to the negotiation of the Standby Equity Distribution Agreement (the “SEDA”) were deferred and, for the periods presented herein, were amortized against additional paid-in-capital on a straight-line basis over the twenty-four (24) month term of the SEDA. These fees were paid with the issuance of 8,000,000 shares of Mobilepro common stock valued in the amount of $1,760,000. The Company recorded amortization of approximately $220,000 and $147,000 in the quarters ended June 30, 2005 and 2006, respectively. Amortization of this balance concluded in May 2006. The fees paid to Cornell Capital and others at the time that funds are drawn under equity lines of credit, amounting to $315,000 and $86,000 in the quarters ended June 30, 2005 and 2006, were charged to additional paid-in-capital.

The Company also incurred financing costs of $1,295,000 in May 2005 in connection with issuance of the $15.5 million convertible debenture to Cornell Capital and the early retirement of the bridge loan (see Note 7). These costs, including fees paid in cash to Cornell Capital, were charged to additional paid-in-capital.

Advertising Contracts

CloseCall uses print, signage, radio and television advertising to market services to customers of certain local professional sports teams. Advertising programs include the use of long-term contracts. Upon the negotiation of such a contract, the Company records the cost of the advertising program as an asset, and amortizes the balance to operating expenses over the life of the contract. At March 31, 2006, prepaid expenses and other assets included balances of $366,995 and $474,569, respectively, related to such contracts. The corresponding contract liability is paid typically in installments. At March 31, 2006, current and long-term liabilities included balances of $304,560 and $475,493, respectively, that are payable under such contracts. At June 30, 2006, prepaid expenses and other assets included balances of $363,993 and $384,581, respectively, related to such contracts, and current and long-term liabilities included balances of $352,182 and $345,787, respectively, that are payable under such contracts.

Property, Plant and Equipment

At March 31, 2006 and June 30, 2006, property, plant and equipment values were as follows:

	Estimated Useful Lives (in years)	March 31, 2006	June 30, 2006
			(unaudited)
Furniture and fixtures	7	$698,828	$886,547
Machinery and equipment	5	20,561,029	23,831,849
Leasehold improvements	7	788,610	786,687
Vehicles	5	204,205	203,705
Subtotals		22,252,672	25,708,788
Less accumulated depreciation		(6,393,418)	(7,193,172)
Fixed assets, net		$15,859,254	$18,515,616

Customer Contracts and Relationships

In connection with the acquisition of certain customer rights under an agreement with Sprint Communications Company L.P. (“Sprint”), Kite Broadband made an up-front payment of $6,578,550 on June 30, 2005. Accordingly, the amount of this payment was capitalized and allocated between the value ascribed to the initial three-year term of the agreement with Sprint, amounting to $1,966,200, and the value ascribed to the bargain purchase option, amounting to $4,612,350.

The amount assigned to the initial term of the agreement is being amortized on a straight-line basis over the initial three-year term. The Company has estimated the total life of this arrangement to be ten years based upon an analysis of the operating history of the subscriber base and the average monthly disconnects. The Company intends to evaluate the value of these intangible assets for potential impairment at least annually and to adjust both the asset values and the prospective life in the future if determined necessary. For the quarter ended June 30, 2006, amortization expense was approximately $165,702.

This account also includes location contracts with net balances of $2,220,479 and $2,067,771 at March 31, 2006 and June 30, 2006, respectively, representing Davel acquisition costs allocated to location owner payphone contracts and other costs associated with obtaining written and signed location contracts. These other assets are amortized on a straight-line basis over their estimated useful lives based on contract terms (generally 5 years). Accumulated amortization related to these contracts at March 31, 2006 and June 30, 2006 was $859,276 and $1,011,982, respectively. Amortization related to location contracts was $160,292 and $152,706, respectively, for the quarters ended June 30, 2005 and 2006.

Accounts Payable and Accrued Liabilities

At March 31, 2006 and June 30, 2006, accounts payable and accrued liabilities consisted of the following:

	March 31, 2006	June 30, 2006
		(unaudited)
Accounts payable	$10,229,960	$9,808,832
Accrued location usage fees	2,271,060	2,149,972
Accrued restructuring costs	486,311	746,757
Accrued compensation	1,048,027	751,567
Accrued interest expense	873,206	2,451
Other accrued liabilities	2,494,347	2,220,511
Totals	$17,402,911	$15,680,090

Income Taxes

Because of its history of losses, the Company has not had any material federal or state income tax obligations.

NOTE 3-IMPAIRMENT OF GOODWILL

At June 30, 2006, the Company’s balance sheet included intangible assets with an aggregate carrying value of $56,200,607, representing approximately 59.7% of total assets and including $47,749,778 in goodwill. Substantially, this goodwill was recorded in connection with the series of acquisitions completed by the Company since January 1, 2004. Generally accepted accounting principles require that the Company assess the fair values of acquired entities at least annually in order to identify any impairment in the values. However, on a quarterly basis, management is alert for events or circumstances that would indicate that, more likely than not, the fair value of a reporting segment has been reduced below its carrying amount. If there is a determination that the fair value of an acquired entity is less than the corresponding net assets amount, including goodwill, an impairment loss would be identified and recorded at that time. Management believes that the amounts of goodwill included in the balance sheet at June 30, 2006 do not exceed the corresponding fair values of these assets.

NOTE 4-RESTRUCTURING OF OPERATIONS

During the year ended March 31, 2006, management began to focus on the integration of the operations of the acquired companies, in particular the operations of the Internet services business segment. The efforts are focused on combining service offerings, consolidating network operations and customer support locations, and reducing operating costs. At March 31, 2006, the accrued restructuring costs balance was $486,311, including $393,311 related to the loss expected on the abandonment of leased facilities and $93,000 related to the termination of certain employees. During the quarter ended June 30, 2006, the Company recorded a restructuring charge related to the termination of additional employees in the amount of $303,671. The Company expects to incur additional restructuring charges throughout the remainder of the current fiscal year related to the consolidation of additional office locations and the elimination of redundant positions.

NOTE 5-THE ACQUISITIONS OF AFN AND INREACH

The acquisition of AFN occurred on June 30, 2005. Accordingly, the operating results of AFN are included in the operating results of the Company from and including July 1, 2005. The accompanying condensed consolidated statement of operations for the quarter ended June 30, 2006 included revenues and net income related to AFN of $1,976,222 and $323,434, respectively.

The acquisition of InReach occurred on November 1, 2005. Accordingly, the operating results of InReach are included in the operating results of the Company from and including November 1, 2005. The accompanying condensed consolidated statement of operations for the quarter ended June 30, 2006 included revenues and net income related to InReach of $1,239,595 and $80,042, respectively.

NOTE 6-THE FORMATION OF KITE BROADBAND

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

On January 31, 2006, the Company acquired the minority interest in Kite Broadband and the business of Kite Networks. On the acquisition date, the balance of the minority interest in Kite Broadband was approximately $3,797,000. Kite Networks’ most significant asset was its investment in Kite Broadband.

The operating results of Kite Broadband have been included in the operating results of the Company from and including July 1, 2005, the date that operations commenced. The revenues and net loss reported by Kite Broadband and included in the condensed consolidated results of operations for the quarter ended June 30, 2006 were $2,982,998 and $356,704, respectively.

NOTE 7-DEBT

Secured Convertible Debentures

On May 13, 2005, the Company issued a 7.75% secured convertible debenture (the “Debenture”) to Cornell Capital in the aggregate amount of $15,500,000. The Company used most of the proceeds to pay in full the remaining $13,000,000 balance of a note payable that bore interest at the rate of 23% and was due on November 15, 2005; the retired note was the source of bridge financing for the Company’s acquisition of Davel. Results of operations for the quarter ended June 30, 2005 included interest expense related to the retired note of $381,225.

The outstanding balance of the Debenture at March 31, 2006 of $15,000,000 was due and payable in the following installments over a three-year period: $1,500,000 due on May 15, 2006; $1,000,000 due on each of August 15, 2006, November 15, 2006 and February 15, 2007; $2,000,000 due on each of May 15, 2007, August 15, 2007, November 15, 2007 and February 15, 2008; and the remaining $2,500,000 due on May 15, 2008. For the quarters ended June 30 2005 and 2006, the amounts of interest expense related to the Debenture and included in the accompanying condensed consolidated statements of operations, based on the stated interest rate, were $157,973 and $289,829, respectively. Accrued interest at March 31, 2006 was $444,670. This interest was paid in cash by the Company in May 2006.

On June 30, 2006, the Company entered into an amended secured convertible debenture in the amount of $15,149,650 with Cornell Capital (the “Amended Debenture”), replacing the Debenture. Under the terms of the Amended Debenture, the Company has agreed to make weekly scheduled principal payments of at least $250,000 commencing September 1, 2006 with interest on the outstanding principal balance payable at the same time. The Company has the right to make any and all such principal payments by issuing shares of its common stock to Cornell Capital provided that all such shares may only be issued by the Company if such shares are tradable under Rule 144 of the Securities and Exchange Commission, are registered for sale under the Securities Act of 1933 or are freely tradable by Cornell Capital without restriction. The amount of such shares shall be based upon the lower of $0.275 per share or 93% of the average of the two lowest daily volume weighted average per share prices of the Company’s common stock during the five days immediately following the scheduled payment date. Cornell Capital may elect to receive interest in cash or in the form of common stock. Cornell Capital may convert all or any part of the unpaid principal and accrued interest owed under the Amended Debenture into shares of our common stock at a conversion price of $0.275 per share. The Amended Debenture eliminated the requirement to renew the SEDA and is secured by a blanket lien on our assets. Like the Debenture, the Amended Debenture bears interest at an annual rate of 7.75%. The conversion price of the Amended Debenture may be adjusted if the Company issues additional equity or instruments convertible into equity in connection with a transaction such as a stock dividend or a stock split pursuant to a formula included in the Amended Debenture.

In connection with the issuance of the Debenture, the Company issued to Cornell Capital a five-year warrant to purchase 6,000,000 shares of its common stock at an exercise price of $0.50 per share (the “Warrant”). If the Company issues additional equity or instruments convertible into equity as described in the Warrant, or is deemed to have done so, at a lower per share price than the then-effective Warrant exercise price, the exercise price may be adjusted downward to such lower per share price. In that case, the number of shares issuable upon exercise of the Warrant would be increased so that the total exercise price would remain $3,000,000.

In connection with the issuance of the Amended Debenture, Cornell Capital was issued a warrant to purchase 10,000,000 shares of the Company’s common stock at a purchase price of $0.275 per share (the “Additional Warrant”). This Additional Warrant will expire one year after the date that the Company registers the underlying shares for resale by Cornell Capital with the Securities Exchange Commission. If the Company issues additional equity or instruments convertible into equity as described in the Additional Warrant, or is deemed to have done so, at a lower per share price than the then-effective Additional Warrant exercise price, the exercise price may be adjusted downward to such lower per share price. In that case, the number of shares issuable upon exercise of the Additional Warrant would be increased so that the total exercise price would remain $2,750,000.

The face amount of the Amended Debenture was reflected in the balance sheet at June 30, 2006, net of unamortized debt discount of $319,000. The net amount of the Amended Debenture reflects the fair market value on the date of issuance after allocating $319,000 of the proceeds to the Additional Warrant. This discount on the Amended Debenture will be amortized as a charge to interest expense over the term of the Amended Debenture.

The net carrying amount of the Debenture and the related amount of accrued interest, $14,590,399 and $149,650, respectively, were eliminated from the accounts in connection with the issuance of the Amended Debenture and the return of the Debenture, resulting in a loss on the extinguishment of the Debenture debt in the amount of $409,601. This amount was included in the accompanying statement of operations for the quarter ended June 30, 2006.

Interest expense amounts included in the accompanying condensed consolidated statements of operations for the quarters ended June 30, 2005 and 2006 included debt discount amortization related to the Debenture in the amounts of $50,475 and $97,140, respectively.

Notes Payable to Cornell Capital

During the two-year period ended March 31, 2006, the Company borrowed amounts from Cornell Capital that totaled $31,500,000 pursuant to a series of notes with maturities of one-year or less and annual interest rates ranging from 8% to 12%. A remaining total principal balance of $3,600,000, plus accrued interest of $392,953, was owed to Cornell Capital at March 31, 2006. These amounts were paid during the quarter ended June 30, 2006 with cash provided by the operating units. Interest expense amounts included in the accompanying condensed consolidated statements of operations for the quarters ended June 30, 2005 and 2006 related to the notes payable to Cornell Capital, based on the stated rates of interest, were $234,312 and $25,074, respectively,

Capital Leases

On June 30, 2006, the Company received $2,000,000 in cash proceeds from the sale of certain municipal wireless network equipment that has been deployed in Tempe, Arizona. Simultaneously, the Company entered into a leaseback agreement representing a capital lease. Accordingly, a fixed asset and a capital lease liability were recorded in the accounts at the present value of the future lease payments discounted at an assumed incremental borrowing rate of 10.25%, or $1,875,721. Under this lease, the Company is obligated to make 36 monthly payments commencing July 1, 2006; the lease contains an option to purchase the equipment at the end of the lease-term at a price equal to the fair market value of the equipment with this amount not to exceed 23% of the original cost of the equipment. The gain on the sale of the equipment $234,223 has been deferred and will be amortized to income over the term of the lease.

Debt Maturities

A summary of the balances owed under the Amended Debenture, capital leases, notes payable and other long-term liabilities at June 30, 2006 was as follows:

Amended Debenture issued to Cornell Capital	$15,149,650
Capital leases	1,991,580
Notes payable related to acquisitions	42,909
Other notes payable and long-term obligations	1,083,045
18,267,184
Less: Unamortized debt discount on the Amended Debenture	(319,000)
Less: Amounts due within one year	(12,254,350)
Long-term portion of debt	$5,693,834

At June 30, 2006, a summary of the future scheduled payments of the long-term portion of debt was as follows:

The twelve months ending --
June 30, 2008	$5,146,425
June 30, 2009	862,210
June 30, 2010	4,199
6,012,834
Less - Unamortized debt discount on the Amended Debenture	(319,000)
Long-term portion of debt	$5,693,834

NOTE 8-STOCKHOLDERS’ EQUITY

Standby Equity Distribution Agreement (the “SEDA”)

On May 13, 2004, the Company entered into the SEDA with Cornell Capital that provided, generally, that Cornell Capital would purchase up to $100 million of the common stock of Mobilepro over a two-year period, with the time and amount of such purchases, if any, at the Company’s discretion. Cornell Capital was entitled to purchase the shares at a 2% discount to a weighted-average market price of the common stock. The Company was obligated to pay a fee to Cornell Capital and other advisors at the time of each draw. On May 19, 2006, the SEDA expired.

Draws under the SEDA totaled $39,173,129, including $7,800,000 and $6,750,000 drawn during the quarters ended June 30, 2005 and 2006, respectively. The Company advanced a total of 183,996,589 shares of its common stock to the escrow agent in accordance with the terms of the SEDA since its inception at an average sale price of $0.2129 per share.

The discounts provided to Cornell Capital in connection with the sale of shares of common stock by the Company, amounting to $94,958 and $137,795 in the quarters ended June 30, 2005 and 2006, respectively, were included in interest expense in the accompanying condensed consolidated statements of operations.

Common Stock Transactions in the Quarter Ended June, 2006

In April 2006, the Company issued 6,021,624 shares of its common stock to a former officer pursuant to the exercise of a stock warrant.

In June 2006, the Company issued 200,000 shares of its common stock, valued at $36,000, in connection with the termination of an agreement with an investment banking firm.

During the quarter ended June 30, 2006, the Company issued 22,000,000 shares of common stock to the escrow agent for use under the SEDA. The termination of the SEDA will result in the return of 3,413,365 shares of common stock to the Company by the escrow agent.

NOTE 9-STOCK OPTIONS AND WARRANTS

The following tables summarize the stock option activity and the warrant activity for the quarters ended June 30, 2005 and 2006:

		Weighted-Average
Stock Options --	Number of Options	Exercise Price
Outstanding – March 31, 2006	11,076,000	$0.2260
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding – June 30, 2006	11,076,000	$0.2260

Exercisable – June 30, 2006	4,854,759	$0.2302

		Weighted-Average
Stock Warrants --	Number of Warrants	Exercise Price
Outstanding – March 31, 2006	94,932,500	$0.1669
Granted	10,250,000	$0.2732
Exercised	(6,021,524)	$0.0180
Cancelled	(478,476)	$0.0180
Outstanding – June 30, 2006	98,682,500	$0.1877

Exercisable – June 30, 2006	81,869,834	$0.1849

Options to purchase common stock that are awarded pursuant to the terms of the 2001 Plan are ten-year options that typically vest over two to three year periods according to a defined schedule. The vesting of certain options during fiscal year 2007 will depend on the achievement of individual and company objectives. Unvested warrants to purchase common stock are vesting over periods that range from eleven to thirty-three months. The vesting of certain warrants awarded to certain of the Company’s officers will occur upon the achievement of individual and/or company objectives. Warrants typically expire on the ten-year anniversary of the date of award.

Effective April 1, 2006, the Company adopted the provisions of SFAS 123R that requires companies to record the compensation cost associated with stock options and warrants. As required by SFAS 123R, the Company has determined the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The model used by the Company in order to determine the fair values of the stock options and warrants awarded during the quarter ended June 30, 2006 and those previously awarded options and warrants with unvested portions at March 31, 2006 continues to be the Black-Scholes model. The Company used the prospective method in order to adopt this accounting standard. Accordingly, compensation expense has been recorded in the quarter ended June 30, 2006 related to new awards and the unvested stock options and warrants at March 31, 2006 on a straight-line basis over the applicable vesting periods. The operating results for the prior quarter were not restated.

For the quarter ended June 30, 2005, if compensation expense had been determined based on the fair value of the options at the grant dates consistent with the method of accounting proscribed by SFAS No. 123, as amended, the Company’s net income per share would have changed to the pro forma amount as presented below:

2005
Net income, as reported	$419,191
Add: Stock-based employee compensation expense included in reported net income	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,820,768)

Pro forma net loss	$(1,401,577)

Net income per share:
Diluted, as reported	$0.0010

Diluted, pro forma	$(0.0034)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for awards during the quarters ended June 30, 2005 and 2006:

	2005	2006
Dividend yield	-%	-%
Expected volatility	60%	60%
Risk-free interest rate	3.00%	4.00%
Expected term (in years)	10.00	10.00

For stock options and warrants granted during the quarters ended June 30, 2005 and 2006, the weighted-average grant-date fair values were $0.30 per share and $0.15 per share, respectively.

NOTE-10-BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The computation of dilutive income per share for the quarter ended June 30, 2005 was as follows:

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

The effects of the assumed exercise of outstanding stock options and warrants and the assumed conversion of the Debenture and other convertible notes payable for the quarter ended June 30, 2006 were anti-dilutive as the Company incurred a net loss in this period.

NOTE 11-LITIGATION

During the quarter ended June 30, 2006, the Company was party to the following material legal proceedings.

1) On September 10, 2004, CloseCall was served a complaint in an action captioned Verizon Maryland Inc., Verizon New Jersey Inc., and Verizon Delaware Inc. (together referred to as “Verizon”) in the Circuit Court for Montgomery County, Maryland, whereby Verizon was attempting to recover “in excess of $1,000,000” based on alleged unpaid invoices for services provided to CloseCall. CloseCall also filed counterclaims against Verizon. The first claim related to Verizon’s refusal to resell certain bundled telecommunications services to CloseCall, despite repeated requests by CloseCall and the requirements of the Communications Act of 1934, as amended. In addition, CloseCall asserted damages as a result of Verizon’s entry into secret resale agreements with two CLECs, offering those companies deep discounts on telecommunications services not offered to other CLECs, including CloseCall. While CloseCall believed that its counterclaims against Verizon were valid and that it had meritorious defenses to the allegations contained in Verizon’s complaint, in June 2006, it elected to terminate these matters by agreeing to a settlement with Verizon. The effects of the settlement were reflected in the consolidated financial statement for the year ended March 31, 2006.

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

3) On August 6, 2006, the Company was served with notice of a lawsuit regarding the acquisition of Transcordia, LLC and related transactions. The Company is investigating the potential merits of the plaintiff's claims, but it believes that any potential exposure related to the claims against the Company is not likely to be material.

NOTE 12-SEGMENT INFORMATION

The Company’s reportable operating segments include voice services, Internet services and wireless networks. Results of operations and certain asset data relating to the Company’s business segments for the quarters ended June 30, 2005 and 2006 were as follows:

	Voice	Internet	Wireless
2005	Services	Services	Networks	Corporate	Total
Revenues	$18,462,451	$4,037,400	$5,994	$-	$22,505,845
Cost of revenues (excludes depreciation and amortization)	9,054,032	1,956,024	11,806	-	11,021,862
Other operating expenses	6,940,911	1,752,806	227,949	388,574	9,310,240
Depreciation and amortization	736,543	81,799	388	3,647	822,377
Interest expense, net	549	18,464	(74)	913,236	932,175
Net income (loss)	$1,730,416	$228,307	$(234,075)	$(1,305,457)	$419,191

Segment assets	$56,380,842	$17,960,916	$8,082,405	$2,778,615	$85,202,778
Fixed assets, net of accumulated depreciation	$11,729,485	$1,366,679	$257,127	$3,645	$13,356,936
Goodwill, net of impairment	$22,709,478	$13,986,759	$494,219	$-	$37,190,456

	Voice	Internet	Wireless
2006	Services	Services	Networks	Corporate	Total
Revenues	$16,084,041	$4,220,433	$3,038,312	$-	$23,342,786
Cost of revenues (excludes depreciation and amortization)	8,978,573	1,980,462	1,802,923	-	12,761,958
Other operating expenses	6,983,699	2,190,690	2,030,287	1,736,881	12,941,557
Depreciation and amortization	823,690	111,797	395,424	-	1,330,911
Goodwill impairment charges	-	348,118	-	-	348,118
Restructuring charges	-	22,036	-	281,635	303,671
Interest expense, net	(133,388)	582	(13,759)	540,643	394,078
Net income (loss)	$(568,533)	$(433,252)	$(1,176,563)	$(2,559,159)	$(4,737,507)

Segment assets	$47,236,418	$17,604,384	$28,477,183	$890,858	$94,208,843
Fixed assets, net of accumulated depreciation	$10,921,588	$1,505,093	$6,088,935	$-	$18,515,616
Goodwill, net of impairment	$20,531,278	$15,142,567	$12,075,933	$-	$47,749,778

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following is a discussion and analysis of our results of operations for the three-month periods ended June 30, 2005 and 2006, our financial condition at June 30, 2006 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business, and the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

The adoption of initiatives by cities to create areas within city limits where residents, visitors, students, and businesses can obtain wireless access to the Internet has created an increased interest in so-called wireless access zones. We are concentrating efforts on the deployment, management and ownership of such municipally sponsored wireless access zones. As a result, we are an innovator in the deployment of wireless broadband networks and services. Our wireless broadband networks and services will be provided in our wireless access zones to be primarily located in municipality sponsored areas. These network systems are scalable and flexible and will be readily modified to offer a variety of broadband services. To date, we have been selected by seven (7) municipalities for pilot or complete projects. The deployment of our first network in Tempe, Arizona was substantially completed in February 2006. To date, material revenues have not been provided from this business although the revenue generated by our Tempe wireless network has been increasing each month.

We market and sell our integrated communications services through 12 branch offices in eight states and we service over 150,000 billed accounts representing over 263,000 equivalent subscriber lines including approximately 150,000 local and long-distance telephone lines, 57,000 dial-up lines, 7,000 broadband lines, 6,000 cellular lines and over 18,000 wireless customers. We own and operate approximately 33,000 payphones located predominantly in 44 states and the District of Columbia.

Our revenues are generated through three of our four business reporting segments:

Wireless Networks
Our broadband wireless network deployment efforts are being conducted by our wholly owned subsidiary, NeoReach, Inc., (“NeoReach”), and its subsidiary, Kite Networks, Inc. (“Kite Networks,” formerly, NeoReach Wireless, Inc.). This segment also includes the operations of Kite Broadband, LLC (“Kite Broadband”), a wireless broadband Internet service provider located in Ridgeland, Mississippi

Voice Services
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

Revenues for the reportable business segments for the quarters ended June 30, 2006 and 2005 were as follows:

Business Segment	2006	2005

Voice Services	$16,084,041	$18,462,451
Internet Services	4,220,433	4,037,400
Wireless Networks	3,038,312	5,994
Corporate	-	-
Total Revenues	$23,342,786	$22,505,845

The revenues for each business segment, expressed as a percentage of total revenues for the respective quarters, were as follows:

Business Segment	2006	2005

Voice Services	68.9%	82.0%
Internet Services	18.1	18.0
Wireless Networks	13.0	-
Corporate	-	-
Total Revenues	100.0%	100.0%

The revenues of the voice services business segment are provided primarily by the operations of Davel and CloseCall. Davel’s revenues represented approximately 50% and 35% of voice services revenues and consolidated revenues, respectively, for the quarter ended June 30, 2006. CloseCall’s revenues represented approximately 37% and 25% of voice services revenues and consolidated revenues, respectively, for the quarter ended June 30, 2006.

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

Geographic Markets

Through our various businesses, we provide service to customers located throughout the United States. However, certain portions of our consolidated business are concentrated in certain geographic markets. For example, the business of CloseCall is concentrated in the mid-Atlantic region of the country. Although Davel has payphones located across the United States, approximately 73%, of the payphones are located in warm climate states of the southwest, southeast and west and approximately 27% of the payphones are located in Midwest, Northwest, and Northeast sections of the country, with usage during the winter months reduced by the cold climate. The Internet services business provides service to customers that are primarily located in the states of Texas, Arizona, Louisiana, Kansas, Missouri, Wisconsin, and Ohio.

Corporate History

Substantially, our business has been built through acquisitions. We expect that future revenue growth will occur largely through the deployment, ownership and management of broadband wireless networks that we expect to provide subscription and advertising revenues, the consummation of additional acquisitions, and the growth of our CLEC businesses. We do not expect our payphone or dial-up Internet businesses to show meaningful growth in future years due to strong industry trends, which reflect a decline in customer demand for such services. Our strategy is largely unproven and the revenue and income potential from our strategy is uncertain. We may encounter risks and difficulties frequently encountered by companies that have grown rapidly through acquisition, including the risks described elsewhere in this report. Our business strategy may not be successful and we may not be able to successfully address these risks.

Prior to January 2004, we were a development stage company. Although we were incorporated only five years ago, we have undergone a number of changes in our business strategy and organization. In June 2001, we focused our business on the integration and marketing of complete mobile information solutions to meet the needs of mobile professionals. In April 2002, we acquired NeoReach and shifted our focus toward solutions supporting the third generation wireless market that provides broadband to allow faster wireless transmission of data, such as the viewing of streaming video in real time. We shifted our business strategy in December 2003 with a new management team, expanding significantly the scope of our business activity to include Internet access services, local and long distance telephone services and the ownership and operation of payphones. In 2005, we began to invest in the business of deploying broadband wireless networks and providing wireless network access services in wireless access zones to be primarily located in municipality-sponsored areas. As indicated above, we entered these businesses primarily through acquisitions. We have completed twenty-one (21) acquisitions within the last thirty (30) months. Accordingly, our experience in operating our current businesses is limited. The Company has lost money historically. For the fiscal years ended March 31, 2006 and 2005, we incurred net losses of $10,176,407 and $5,359,722, respectively, and we incurred an additional net loss of $4,737,507 in the quarter ended June 30, 2006.

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

On March 31, 2006 we merged Kite Networks with and into NeoReach Wireless, Inc. and changed the name of the combined entity to Kite Networks, Inc.

Our principal executive offices are located at 6701 Democracy Boulevard, Suite 202, Bethesda, MD 20817 and our telephone number at that address is (301) 315-9040. We maintain a corporate web site at www.mobileprocorp.com. We make available free of charge through our web site our annual report on Form 10-KSB, quarterly reports on Form 10-QSB and Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The contents of our web site are not a part of this report. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements, and other information regarding Mobilepro.

Recent Developments

Because of the increased pace in the emergence of municipal wireless networking opportunities, we have accelerated our business development efforts in this market. Including the operating costs being incurred to support the Tempe network, total operating expenses for Kite Networks in the quarter ended June 30, 2006 were $524,920. Such costs were $200,488 in the quarter ended June 30, 2005. In order to complete the Tempe network, we made capital expenditures that exceeded $2,900,000 including the development of the deployment plan, networking equipment (i.e., antennas, transmitters and network routers) and equipment installation.

The cities of Chandler, Yuma and Gilbert, Arizona; Farmers’ Branch, Texas; Akron, Ohio; and Cuyahoga Falls, Ohio, have also selected us for the proposed deployment, ownership and management of their planned wireless networks. Currently, we are negotiating definitive contracts and/or developing pilot deployments with certain of these municipalities. We have begun the deployments of the networks in Farmers’ Branch and Chandler. As of June 30, 2006, we had purchased networking equipment for these networks in the amounts of approximately $1,231,000 and $1,499,000, respectively.

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

On June 28, 2006, we signed agreements with an equipment leasing firm in order to execute a sale/leaseback transaction covering certain of the municipal wireless network equipment in Tempe, Arizona. The sale of the equipment provided $2,000,000 in proceeds; the leaseback period is 36 months and includes a fair-market-value purchase option at the end of the lease term. See the Liquidity and Capital Resources section of below for additional discussion of this sale/leaseback transaction.

On May 19, 2006, the Company’s Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P. (“Cornell Capital”) expired following the end of its two-year term. The Company entered into the SEDA in May 2004 providing, generally, that Cornell Capital would purchase up to $100 million of the common stock of Mobilepro over a two-year period, with the time and amount of such purchases, if any, at the Company’s discretion. The Company drew approximately $39 million from the SEDA during its two-year term.

On June 6, 2006, the Company terminated its exclusive financial advisory agreement with Ryan Beck & Co., Inc. that it executed on December 12, 2005.

On June 30, 2006, we issued an amended debenture to Cornell Capital, replacing the original debenture. The original debenture was payable in quarterly installments over a three-year period with $4,500,000 scheduled to be paid in cash over the year ending March 31, 2007. Pursuant to the amended debenture, the amended principal amount of $15,149,650 will be retired at a rate of $250,000 per week, commencing September 1, 2006. However, under certain conditions under the amended debenture, we have the option of making the weekly payments in the form of cash or our common stock. Like the original debenture, the amended debenture bears interest at an annual rate of 7.75%. See the Liquidity and Capital Resources section below for additional discussion of the amended debenture.

In December 2005, the Company formed a new subsidiary, ProGames Network, Inc. (ProGames”), a Delaware corporation, to pursue select opportunities in the Internet gaming space. Under U.S. law, the ability to market “games of chance” is limited by the federal Wire Act and various state anti-gambling laws. In the quarter ended June 30, 2006, Mobilepro expensed approximately $88,000 in organizational costs associated with the start-up of this business.

Management Opportunities and Challenges

Management continues to concentrate its efforts on the business development and network deployment activities of the wireless network business, the consolidation and integration of the Internet services and voice services businesses, and the identification and securing of additional sources of growth capital.

As discussed above, we see opportunity for growth in the emerging market presented by municipally sponsored broadband wireless networks. Our acquisition strategy of the last two years has been executed, in part, with the objective of establishing a viable telecommunications company with sufficient credibility to be considered for selection by cities for the deployment, ownership and management of broadband wireless networks. The initial indication of the effectiveness of our business plan execution was the selection by Tempe, Arizona, of Kite Networks (formerly NeoReach Wireless) for its network. Subsequently, we were selected by six other cities for the deployment, ownership, and management of such networks. However, the ramp-up time from selection to the completion of deployment can exceed six months. As a result, we have incurred significant costs related to this business before any significant revenues are expected. The capital equipment costs for the Tempe network have exceeded $2,900,000. As of June 30, 2006, we had purchased networking equipment for the Farmers’ Branch and Chandler networks in the amounts of approximately $1,231,000 and $1,499,000, respectively. Operating costs for Kite Networks were approximately $1,960,000 in the year ended March 31, 2006 and $525,000 in the quarter ended June 30, 2006. In order to fund the equipment costs and operating expenses of this business, we are required to obtain investment capital from external sources. The cash flow from the operations of the voice and Internet services business is not sufficient to fully fund this business.

Many of the companies that we have acquired are experiencing declining revenues as we expected. Over 80% of the customers of our Internet services business are subscribers to dial-up service. The revenues of this business segment have declined from approximately $4,037,000 for the three months ended June 30, 2005 to approximately $2,981,000 (before the addition of InReach revenues) for the three months ended June 30, 2006, a decline of approximately 26%. Likewise, the pay telephone business is declining due primarily to the public’s increasing usage of competitive technologies. Revenues for Davel for the quarter ended June 30, 2006 were approximately $8,197,000 compared with revenues of approximately $11,139,000 for the prior year quarter, also a decline of 26%. The declining revenues of these businesses and the operating costs of Kite Networks discussed above are adversely affecting our operating profitability.

During the three months ended December 31, 2005, both the Internet service provider segment and the voice services segment incurred operating losses that were not expected. As a result, we reviewed the carrying values of the assets of these segments and determined that an adjustment for goodwill impairment was appropriate at December 31, 2005. We recorded an impairment charge in the amount of $3,764,429, including $1,945,519 related to the Internet service provider companies and $1,818,910 related to Affinity. The negative customer churn of dial-up ISP customers has exceeded our expectations, contributing to the net loss incurred by this segment during the most recent three quarters. We have experienced a significant and steady loss of Affinity customers, and Affinity has incurred bad debt losses at a greater rate than in our other CLEC companies. At March 31, 2006 and June 30, 2006, we recorded additional impairment charges related to the ISP companies in the amounts of $682,116 and 348,118, respectively. Future assessments of the acquisition fair values could identify material impairment losses resulting in substantial additional write-offs of goodwill. Such adjustments could have material adverse effects on our results of operations and our financial position.

In order to attain and to sustain the profitability of our Internet and voice services businesses, we have undertaken a project to consolidate these operations that we expect to substantially complete during fiscal 2007. In connection with this project, we recorded a restructuring charge of $825,703 in fiscal 2006, and an additional charge of $303,671 in the current quarter. As additional employee terminations occur, we may record additional charges for restructuring costs during the remainder of fiscal 2007. These amounts have not yet been determined.

A major challenge is the pursuit of new financing in order to fund the build out of our municipal wireless networks and provide funds for potential future acquisitions. We believe that we will be successful in securing additional alternative financing in the future. With that belief, we did not pursue an extension or renewal of the SEDA that expired in May 2006. As discussed elsewhere in this document, raising capital is a time intensive, subjective, and risky process.

Critical Accounting Policies

We believe there have been no significant changes in our critical accounting policies during the current year as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-KSB for the year ended March 31, 2006.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised its pronouncements covering the accounting for share-based compensation arrangements. The revision, referred to as SFAS 123R, was entitled “Share-Based Payment.” This revised pronouncement replaced SFAS No. 123, “Accounting for Certain Transactions Involving Stock Compensation, as amended (“SFAS 123”) and superseded APB No. 25, “Accounting for Stock Issued to Employees.” The scope of SFAS 123R encompasses a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

SFAS 123R requires that the compensation cost relating to share-based payment transactions be recorded in financial statements. For each transaction, compensation cost is to be measured based on the fair value of the equity or liability instrument issued. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition of compensation expense. We have adopted SFAS 123R in the current quarter. As a result, we recorded compensation expense in the amount of $485,091 that is included in the condensed consolidated results of operations for the quarter ended June 30, 2006.

Results of Operations and Financial Condition

We realize that effective analysis of our operations with an approach of comparing results for a current period with the results of a corresponding prior period may be difficult due to the number of acquisitions that we have completed and the significant number of shares of our common stock that we have issued to the former owners of acquired companies and Cornell Capital. In order to analyze ourselves, we focus not only on achieving increasing amounts of net income and EBITDA, but emphasize the change of net income/(loss) per share.

The Three Months Ended June 30, 2006 and 2005

Total Revenues

We achieved consolidated revenues of $23,342,786 in the quarter ended June 30, 2006 compared with revenues of $22,505,845 in the prior year quarter, an increase of 3.7%. Since April 1, 2004, we have completed the acquisition of 19 companies that together have provided significant revenues to us in all three operating segments. The most significant portions of our revenues are provided by our CloseCall and Davel subsidiaries that were acquired in October 2004 and November 2004, respectively. As a result, revenues for these companies were included in our consolidated results of operations for both of the quarters ended June 30, 2006 and 2005. Major acquisitions in the prior year included AFN, acquired on June 30, 2005, and InReach, acquired on November 1, 2005. We obtained a 51% ownership interest in Kite Broadband in June 2005; this entity commenced operations on July 1, 2005. In January 2006 we subsequently acquired the remaining 49% of Kite Broadband and 100% interest in Kite Networks. The revenues of these new entities were included in our consolidated results of operations from those dates. Accordingly, the amounts of revenues included in our consolidated revenues for the quarters ended June 30, 2006 and 2005 were as follows for Davel, CloseCall, Kite Broadband, AFN, and InReach. Without the addition of the revenues from Kite Broadband, AFN and InReach, consolidated revenues would have declined between quarters.

Acquired Company	2006	2005	Change
Davel	$8,197,498	$11,138,907	$(2,941,409)
CloseCall (includes Affinity and US1)	5,910,321	7,287,082	(1,376,761)
Kite Broadband	2,982,998	-	2,982.998
AFN	1,976,222	-	1,976,222
InReach	1,239,595	-	1,239,595
Total Revenues	$20,306,634	$18,425,989	$1,880,645

Voice Services. We deliver voice communications services to end users on a retail basis principally though this business segment. Revenues from our voice services for the quarter ended June 30, 2006 were $16,084,041, representing approximately 69% of consolidated revenues. The revenues of this segment were $18,462,451 last year, representing approximately 82% of consolidated revenues. The current year revenues were attributable primarily to CloseCall, Davel, and AFN. This group derives most of its operating revenues from recurring monthly charges, coin revenue and “dial-around” revenues (intercarrier compensation paid to us by the providers of 800 numbers at the rate of 49.4 cents per call) that are generated by our communications services.

The proliferation of cell phone use by consumers has caused a continuous reduction in the use of payphones. As a result, the revenues of Davel continue to decline. As presented above, the revenues for Davel for the quarter ended June 30, 2006 were $8,197,498 compared with revenues of approximately $11,138,907 for the prior year, a decline of approximately 26.4% between years. In addition, the location of a significant number of payphones in areas of the country that are subject to severe winter weather contributes to the seasonality of this business. In order to attempt to maintain gross margins, we have reduced the number of payphones by removing those phones receiving minimal use and thereby eliminating the costs to support and maintain those phones. For example, Davel had an average of 34,208 payphones in operation during the quarter ended June 30, 2006, compared with an average of 37,708 payphones in operation during the quarter ended June 30, 2005, a decline of approximately 9.3%. Nonetheless, the gross margin percentage declined from approximately 53.6% in the first quarter of last year to approximately 41.8% in current quarter.

Our local and long distance service revenues are being negatively affected by a continued decline in rates and competitive pressures to bundle services together and long distance minutes of use within local service product offerings. Our existing base of business of long distance minutes is also subject to increasing competition from both VoIP and competing wireless service offerings. As a result, the business of CloseCall declined in the first quarter, experiencing a reduction in quarterly revenues of approximately 18.9% compared with the prior year quarter. Nontheless, we do expect revenues to grow in fiscal 2007 as we increase the promotion of our brand and our bundled service offerings. In addition, we expect increased revenues from mobile wireless service offerings marketed by CloseCall as FlyDSL. Utilizing a modem card, this service enables laptop computer connectivity to the Internet virtually anywhere that there is cell phone reception.

Internet Services. We deliver data communications services to end users on a retail basis principally though this business segment. Revenues from Internet services for the current quarter ended June, 2006 were $4,220,433, representing approximately 18% of consolidated revenues and including $1,239,595 in revenues attributable to InReach, a company that we acquired on November 1, 2005. We reported Internet service revenues of $4,037,400 for the prior year quarter. As stated above, the loss of customers by this business, that includes mostly dial-up Internet access subscribers, has exceeded our expectations, contributing to the goodwill impairment losses recorded in each of the last three quarters. In order to attempt to reverse the loss of revenues, we have consolidated the retail operations of the voice and Internet service provider businesses in order to promote the cross selling of CLEC services to our Internet access subscribers and to increase the retention of existing subscribers through the improvements in the quality of the Internet service offerings and customer support. During fiscal 2007, we expect to reduce the rate at which we are losing customers by switching them to DSL and VoIP service Internet access services.

Wireless Networks. The revenues of this operating segment principally relate to Kite Broadband. Kite Broadband’s revenues for the current quarter were $2,982,998, representing 12.8% of consolidated revenues. Since its formation, the number of Kite Broadband customers has declined by approximately 10%. Through improvements in the quality of the service, we expect to increase our customer retention rate and achieve a slight increase in the quarterly revenues of Kite Broadband’s business in the remainder of fiscal 2007. To date, the revenues earned by Kite Networks are insignificant although the revenue generated by our Tempe wireless network has been increasing each month.

Corporate. From time to time, the corporate segment generates miscellaneous revenues. No such revenues were generated by this segment in the current or prior year quarters.

Operating Costs and Expenses

Total operating costs and expenses for the quarter ended June 30, 2006, excluding depreciation and amortization, were $25,945,706, including charges for goodwill impairment and restructuring costs of $348,118 and $303,671, respectively. Excluding these charges, total operating costs and expenses represented approximately 108% of consolidated revenues for the current quarter. Operating costs and expenses for quarter ended June 30, 2005, excluding depreciation and amortization, were $20,332,102, or 90% of consolidated revenues for the corresponding period.

Depreciation and amortization expenses were $1,330,911 and $822,377 in the quarters ended June 30, 2006 and 2005, respectively. The increase between quarters is due primarily to amortization of the intangible asset related to the agreement with Sprint (see Notes 2 and 6 to the condensed consolidated financial statements) and depreciation on municipal wireless network equipment in the amounts of $165,702 and $163,659, respectively. In addition, current quarter depreciation in the amount of $82,190 related to the acquired companies of AFN, InReach and Kite Broadband.

Other costs of services were $12,761,958 and $11,021,862 in the quarters ended June 30, 2006 and 2005, respectively, an increase of approximately 15.8% between quarters. These costs, expressed as a percentage of revenues for the corresponding periods, were 49.0% and 54.7%, respectively, for the current and prior-year quarters. The increase in the dollars of such cost between quarters was due to the addition of AFN, Kite Broadband and InReach. The increase in the percentage of revenues between quarters was due to Davel as discussed above. The costs of services for CloseCall America and the other Internet service provider companies, expressed as a percentage of corresponding revenues, declined slightly between quarters.

The remaining amounts of operating costs and expenses were $13,183,748 and $9,310,240, respectively, for the quarters ended June 30, 2006 and 2005. An analysis of the change between quarters follows:

Consolidated operating expenses, quarter ended June 30, 2005	$9,310,000
Operating expenses of acquired companies	2,590,000
Operating expenses of comparable businesses	(236,000)
Stock compensation charge (adoption of SFAS 123R)	485,000
Goodwill impairment charge	348,000
Restructure charge	303,000
Write-off of investment banking fees	166,000
ProGames organizational costs	88,000
Other, net	130,000
Consolidated operating expenses, quarter ended June 30, 2006	$13,184,000

We were able to decrease the amount of operating expenses related to our comparable businesses between quarters, but not enough to offset the additional operating expenses of the acquired companies of AFN, InReach and Kite Broadband. The consolidated amounts for the quarters ended June 30, 2006 and 2005 included $524,920 and $200,488 of such expenses directly related to the municipal wireless network business, respectively.

Interest Expense

Interest expense, net, was $394,075 for the quarter ended June 30, 2006 compared with $932,175 in the prior year. During the current quarter, we completed the retirement of our notes payable to Cornell Capital. The prior year quarter included interest expense related to a bridge loan payable to Airlie Opportunity Fund (this loan was paid in May 2005). The major components of net interest expense for quarters ended June 30, 2006 and 2005 are presented in the following schedule.

Type of Debt	2006	2005

Notes payable to Cornell Capital	$25,074	$234,312
SEDA draw discounts	137,795	94,958
Convertible debenture (including discount amortization amounts)	386,968	208,161
Airlie bridge loan	-	381,225
Other, net	(155,762)	13,519
Interest Expense, net	$394,075	$932,175

Net Loss

We reported a net loss of $4,737,507 for the quarter ended June 30, 2006, or $0.0082 per share, compared with net income of $419,191, or $0.0010 per diluted share, for the prior year quarter. The current quarter results included charges for goodwill impairment and restructuring of $348,118 and $303,671, respectively, and a loss incurred on the extinguishment of debt in the amount of $409,601 (see Note 7 to the condensed consolidated financial statements). The voice services segment incurred a net loss of $568,533 for the current quarter compared with net income of $1,730,416 in the prior year quarter as revenues declined by approximately 12.9% without corresponding decreases in either cost of revenues or operating expenses. The Internet service segment incurred a net loss of $433,252 for the current quarter compared with net income of $228,307 in the prior year quarter as operating expenses (including the costs incurred by InReach) increased by $437,884 between quarters and a goodwill impairment charge of $348,118 was recorded in the current quarter. Net losses incurred by both Kite Broadband and Kite Networks primarily caused the net loss of $1,176,563 reported by the wireless networks segment for the current quarter. The prior year net loss of $234,075 related to the start-up of the municipal wireless business. Corporate expenses were $2,559,159 in the current quarter, including $281,635 of the restructuring charge recorded in the quarter, the loss on the debt extinguishment, the write-off of the investment banking fees and the ProGames organizational costs.

Adjusted EBITDA Presentation

EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, and in the case of Adjusted EBITDA, before goodwill impairment, restructuring charges and other non-operating costs. EBITDA is not a measurement of financial performance under GAAP. However, we have included data with respect to EBITDA because we evaluate and project the performance of our business using several measures, including EBITDA. The computations of Adjusted EBITDA for the quarters ended June 30, 2006 and 2005 were as follows.

	2006	2005

Net income/(loss)	$(4,737,507)	$419,191
Add non-EBITDA items included in net results:
Depreciation and amortization	1,330,911	822,377
Interest expense, net	394,075	932,175
Goodwill impairment, restructuring charges and write-offs	906,099	-
Stock compensation expense	485,091	-
Loss on debt extinguishment	409,601	-

Adjusted EBITDA	$(1,211,730)	$2,173,743

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

Liquidity and Capital Resources

During the quarter ended June 30, 2006, our balance of unrestricted cash and cash equivalents decreased by $998,902 to $4,398,979.

Net cash used in operations during the quarter ended June 30, 2006 was $1,672,060, reflecting the funding of operating expenses incurred by the municipal wireless network business and including a significant reduction, $1,876,842, in the total amount of accounts payable and accrued liabilities. Partially offsetting these factors was a $1,314,146 reduction in the balance of accounts receivable during the current quarter as, based on revenues for the respective preceding quarters, we reduced days sales in receivables to 35.8 days at June 30, 2006 from 39.8 days at March 31, 2006.

We used net cash of $2,310,386 in connection with investing activities during the current quarter. We made capital expenditures during the current quarter totaling $3,523,219 including approximately $2,854,000 related to the deployment of municipal wireless networks. Net cash proceeds of $1,250,000 were provided from the sale of certain wireless network equipment in Tempe (see additional discussion of this sale/leaseback transaction below).

Our financing activities during the current quarter provided net cash of $2,983,544. Cash provided to us from the sale of common stock, primarily sales to Cornell Capital pursuant to the SEDA, totaled $6,661,669. During the current quarter, we used cash to make payments reducing the balance of notes payable and other debt amounts. The net reduction was $3,678,125 including a reduction in the balance of notes payable to Cornell Capital in the amount of $3,600,000.

We expect that our future cash flows from operations will not be adequate to meet our anticipated cash needs in fiscal 2007. Most important, we estimate that aggregate capital expenditures of approximately $18-$22 million will be required in order to complete the awarded municipal wireless network deployments. In order to support the municipal wireless network business operations, to complete the deployment these wireless networks, and to pursue one or more significant strategic acquisitions, we will need to incur additional debt or issue additional equity. Our expectation for the Company’s revenue-producing businesses is that they will achieve at least an aggregate breakeven cash flow from operations and cover corporate expenses. However, that did not occur in the current quarter. A continuing decline in any one of our businesses will exacerbate our need for cash.

On May 19, 2006, the SEDA expired without renewal. The SEDA was important to the growth of our Company. However, we came to believe that the issuance of common stock pursuant to the SEDA resulted in an overhang that was depressive to our stock price. We also believe that less expensive financing alternatives may be available to the Company. However, the successful pursuit of alternative sources of capital has been very difficult. Our group of businesses, our history of net losses, our lack of a corporate credit history with significant suppliers and the long paybacks associated with investments in municipal wireless networks have proven to be significant obstacles to overcome in our search for capital. However, we continue to pursue the close of a series of transactions that we believe will enable us to continue with the execution of our plan for fiscal year 2007.

Cornell Capital has continued to support the Company. On June 30, 2006, we entered into an amended 7.75% secured convertible debenture in the amount of $15,149,650 with Cornell Capital, replacing the convertible debenture with an outstanding principal amount of $15,000,000 (and accrued interest payable at June 30, 2006 of approximately $149,650) that was issued to Cornell Capital in May 2005. Under the terms of the Amended Debenture, we have agreed to make weekly scheduled principal payments of at least $250,000 commencing September 1, 2006 with interest on the outstanding principal balance payable at the same time. We have the right to make any and all such principal payments by issuing shares of our common stock to Cornell Capital provided that all such shares may only be issued by the Company if such shares are tradable under Rule 144 of the Securities and Exchange Commission, are registered for sale under the Securities Act of 1933 or are freely tradable by Cornell Capital without restriction. The amount of such shares shall be based upon the lower of $0.275 per share or 93% of the average of the two lowest daily volume weighted average per share prices of our common stock during the five days immediately following the scheduled payment date. Cornell Capital may convert all or any part of the unpaid principal and accrued interest owed under the Amended Debenture into shares of our common stock at a conversion price of $0.275 per share. The Amended Debenture eliminates the requirement to renew the SEDA and is secured by a blanket lien on our assets. With the issuance of the Amended Debenture, we believe that we have deferred a cash requirement of $4,500,000 (the amount of the scheduled principal payments in the twelve month period ending March 31, 2007) relating to fiscal year 2007.

In addition, on June 28, 2006, we signed agreements with an equipment leasing firm in order to execute a sale/leaseback transaction covering the municipal wireless network equipment in Tempe, Arizona. The sale of the equipment provided $2,000,000 in proceeds; the leaseback period is 36 months and includes a fair-market-value purchase option at the end of the lease term. However, in order to satisfy concerns about our credit worthiness, we were required to purchase certificates of deposit totaling $700,000 that serve as collateral for the benefit of the lessor. Commencing 18 months from lease inception and assuming that we are not in default, we shall be permitted to withdraw amounts on a monthly basis not exceeding the amount of the monthly payment. We expect that we will structure a similar transaction covering the wireless network equipment that is being deployed in Farmers’ Branch, Texas. The cost of this equipment approximates $1,300,000. With default-free meeting of our obligations under these leases, we expect to negotiate future municipal wireless equipment lease financing with reduced collateral requirements.

Further, we continue to negotiate the addition of new financing, and expect proceeds to be available during fiscal year 2007, and we are exploring the opportunity to obtain vendor financing from one or more of our current and prospective wireless equipment vendors.

Should we fail to obtain alternative capital financing or eliminate the net losses and negative cash flows of our operating businesses, we will be required to consider other alternatives, including the reduction of our operations (in particular the deployment of additional municipal wireless networks), the discontinuance or disposal of certain other operations, or the sale of the Company.

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

Risks Related to Our Business

Investing in our securities involves a high degree of risk. Before investing in our securities, you should carefully consider the risks and uncertainties described below and the other information in this report before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or future operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose part or all of your investment.

We Have Lost Money Historically Which Means That We May Not Be Able to Achieve and Maintain Profitability

We have historically lost money. In the years ended March 31, 2006 and 2005, we sustained net losses of $10,176,407 and $5,359,722, respectively. In addition, we incurred a net loss of $4,737,507 in the quarter ended June 30, 2006. Future losses may occur. Accordingly, we will experience liquidity and cash flow problems if we are not able to improve our operating performance or raise additional capital as needed and on acceptable terms.

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

We Have Limited Experience Running Our Businesses Which May Hamper Our Ability to Make Effective Management Decisions

Virtually all of our operations have been acquired or started in the last 30 months. Therefore, our experience in operating the current business is limited. Further, we intend to pursue additional acquisitions to further the development of our Internet services business, competitive local exchange and wireless broadband businesses.

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

The Conversion of the Amended Debenture into Shares of Our Common Stock Could Result in Significant Near-Term Dilution to Our Stockholders

On June 30, 2006, we entered into an amended 7.75% secured convertible debenture in the amount of $15,149,650 (the “Amended Debenture”) with Cornell Capital, replacing the convertible debenture in the principal amount of $15,500,000 dated May 13, 2005 issued to Cornell Capital. Under the terms of the Amended Debenture, we have agreed to make weekly scheduled principal payments of at least $250,000 commencing September 1, 2006 with interest on the outstanding principal balance payable at the same time. Under certain conditions, we have the right to make any and all such principal payments by issuing shares of its common stock to Cornell Capital with the amount of such shares based upon the lower of $0.275 per share or 93% of the average of the two lowest daily volume weighted average per share prices of our common stock during the five days immediately following the scheduled payment date. Cornell Capital may convert all or any part of the unpaid principal and accrued interest owed under the Amended Debenture into shares of our common stock at a conversion price of $0.275 per share.

On August 1, 2006, the price of our common stock closed at $0.16 per share. Should the price of our stock remain at the current level and we choose to make scheduled principal payments with our common stock, the issuance of shares of our common stock to Cornell Capital may result in significant dilution to the value of common stock currently held by our stockholders. For example, using 93% of the closing price per share on August 1 ($0.1488 per share) as the conversion price, each weekly conversion of debt in the amount of $250,000 would result in the issuance of approximately 1,680,000 shares of our common stock to Cornell Capital commencing September 1, 2006.

As a Microcap Company, Raising Money on Commercially Reasonable Terms is Difficult. If We Are Unable to Raise Additional Capital, We May Be Unable to Make Acquisitions or to Fund Our Future Operations

We have relied almost entirely on external financing to fund our operations and acquisitions to date. We have been particularly reliant on funds provided by Cornell Capital. Such financing has historically come from a combination of borrowings and sale of common stock. In addition to the funds borrowed from Cornell Capital under the Amended Debenture, we have drawn a total of $39,173,129 in funds under the $100 million Standby Equity Distribution Agreement (the “SEDA”) resulting in the issuance of approximately 183,996,589 shares of our common stock to Cornell Capital. Our SEDA expired on May 19, 2006 and was not renewed.

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

If We Are Unable to Successfully Acquire the Necessary Equipment, the Deployment and Management of Our Wireless Networks Could Be Delayed

The successful deployment and management of a broadband wireless network, like the Tempe network, depends on our ability to obtain the necessary technical equipment and to acquire such equipment when needed at prices and on terms acceptable to us. Required equipment includes antennas, transmitters and network routers. For the Tempe network, we have been able to successfully obtain such equipment. To date, we have made capital expenditures related to the Tempe network in the amount of approximately $2,900,000. However, there can be no assurance that our purchasing efforts will continue to be successful. If we are unable to acquire the remainder of the equipment necessary for the successful completion of the Tempe wireless network when needed, or are unable to purchase equipment for future networks, all at prices and on terms acceptable to us, the deployment, ownership and management of broadband wireless networks could be delayed.

We May Not Successfully Execute or Integrate Our Acquisitions Which Could Harm Our Business

Our business model is dependent upon growth through acquisition of other telecommunication service providers. We have completed 21 acquisitions during the 31-month period ended June 30, 2006. We expect to continue making acquisitions that will enable us to build our Internet services, competitive local exchange carrier, and wireless broadband businesses. Acquisitions involve numerous risks, including the following:

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

Impairment of Goodwill Could Result in Significant Future Charges That Could Jeopardize Our Ability to Raise Capital

At June 30, 2006, our balance sheet included intangible assets with a total carrying value of approximately $56,201,000, representing 59.7% of total assets and including approximately $47,750,000 in goodwill. Substantially, this goodwill has been recorded in connection with the series of acquisitions completed by us since January 1, 2004. GAAP requires that we assess the fair values of acquired entities at least annually in order to identify any impairment in the values. We perform our annual impairment tests for goodwill at fiscal year-end. However, on a quarterly basis, we are alert for events or circumstances that would more likely than not reduce the fair value of a reporting segment below its carrying amount. If we determine that the fair value of an acquired entity is less than the net assets of the entity, including goodwill, an impairment loss would be identified and recorded at that time.

During the three months ended December 31, 2005, both the Internet and voice services segments incurred operating losses that were not expected. As a result, management reviewed the carrying values of the assets of these segments and determined that an adjustment for goodwill impairment was appropriate at December 31, 2005. The Company recorded an impairment charge in the amount of $3,764,429, including $1,945,519 related to the Internet service companies and $1,818,910 related to Affinity Telecom (“Affinity”), a CLEC business located in the State of Michigan that was acquired in August 2004. The negative customer churn of dial-up Internet access customers has exceeded management's expectations, contributing to the net loss incurred by this segment during the most recent three quarters. The Company has experienced a significant and steady loss of Affinity customers, and Affinity has incurred bad debt losses at a greater rate than in our other CLEC companies. The impairment charges represented approximately 17.2% and 84.5% of the goodwill related to the Internet service companies (excluding InReach) and Affinity, respectively. In the quarters ended March 31, 2006 and June 30, 2006, we recorded additional ISP goodwill impairment charges of $682,116 and $348,118, respectively, as customer churn continued to exceed expectations.

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

In addition, the increasing number of municipally sponsored wireless network opportunities is attracting the interest of very large competitors. For example, competitors for the Philadelphia network included Verizon, Comcast, and Earthlink. According to a published report, the city of San Francisco received plans from 26 companies in response to a request for proposals, including Cingular Wireless, Earthlink, and Google. Other potential customers, such as Sprint and Clearwire, have also recently announced plans to utilize WiMax technology to compete for broadband wireless customers.

The activity of these competitors, with resources far greater than ours, could adversely affect our ability to obtain additional awards for the deployment and management of wireless networks and significantly reduce the likelihood of success for our emerging wireless network and other businesses.

Our Payphone Division is Experiencing Intense Competition That Has Resulted in Revenue Declines That May Continue

Through our Davel subsidiary, we compete with other independent pay telephone providers and large local exchange carriers for the locations where we install and operate pay telephones. Many of these competitors have substantially greater financial, marketing and other resources than us.

Additionally, Davel indirectly competes with other telecommunications providers, including providers of wireless services and prepaid calling card companies, for end users to utilize our pay telephones to make local and long distance calls. The proliferation of wireless communication devices has continued to reduce the use of pay telephones. For example, the cellular telephone business of CloseCall represents indirect competition for Davel.  Furthermore, certain providers of wireless communication devices have continued to introduce rate plans, including pre-paid rate plans, that are competitively priced with certain of the products offered by us and have negatively impacted the usage of pay telephones throughout the nation. The effect on our business is that revenues of Davel are steadily declining. Davel’s revenues were $40,305,697 for the twelve months ended March 31, 2006 compared with $55,091,465 (including the pre-acquisition portion) for the corresponding period of the prior year, a decline of 26.8%. Further, Davel’s revenues were $8,197,498 for the quarter ended June 30, 2006 compared with $11,138,907 for the quarter ended June 30, 2005, a decline of 26.4%.

If we are unsuccessful in increasing revenues from other sources, the declining payphone business may contribute to declines in consolidated revenues and the incurring of additional operating losses.

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

Dial around compensation represents a material percentage of our consolidated revenues. Dial around revenue was approximately $9,655,000 in the year ended March 31, 2006, representing approximately 9.8% of consolidated revenues. Dial around revenue was $1,620,273 in the quarter ended June 30, 2006, representing 6.9% of consolidated revenues for the period. The amount of dial-around revenue estimated to be collectible and included in the balance of accounts receivable at June 30, 2006 was $3,944,131. We depend on the third-party service providers to quickly and accurately report and pay amounts owed to us as dial around compensation. Our inability to obtain such reports and/or our inability to collect amounts owed to us could result in material reductions in accounts receivable with material adverse effects to future consolidated revenues and net income.

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

 If We Fail to Negotiate Definitive Agreements, the Deployment of Municipal Wireless Networks in Cities That Have Selected Us to Do So Will Not Occur

Selection of our Company for the deployment, ownership and operation of a city-wide wireless networks may result after a formal bid and proposal process or it may result from a directed award. We have been selected by nine municipalities in total. However, negotiation of a definitive contract covering the engagement typically follows the announcement of the selection. There can be no assurance that we will, complete a deployment until a definitive contract is in place. For example, earlier last year, we announced our selection by the city of Sacramento, California. However, more recently, we announced our decision to terminate the pursuit of this project during contract negotiation as we determined that certain new requirements were inconsistent with our current business model and original award. Of the seven remaining projects, we have not yet completed contract negotiation with the cities of Akron and Cuyahoga Falls, Ohio. There can be no assurance that we will reach a definitive agreement for the deployment, ownership and operation of wireless networks in these cities.

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

Historically, many parties legally obligated by the FCC to pay dial around compensation have nevertheless failed to do so. We believe that such failures exist today. While we believe that we would have the right to sue in order to collect amounts owed, such efforts may consume management time and attention and our cash, and there can be no assurance that such efforts would result in the collection of any additional amounts. Consequently, such illegal nonpayment activities may adversely affect our cash flows, receivable collectibility, and future business profitability. In addition, the December 2004 decision by the Federal Communications Commission to abolish "UNE-P" rules and rates has increased local line rates for us. The March 2004 United States Court of Appeals, D.C. Circuit decision to vacate the Federal Communications Commission Unbundled Network Element rules will have an unknown effect on local access pricing for pay telephone providers; however, it is likely that the impact will cause price increases to pay telephone providers.

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

As a publicly traded telecommunications company, we are subject to the regulatory scrutiny of both the FCC and SEC. Both agencies are so-called “administrative agencies” with statutory authority to implement and enforce laws passed by the U.S. Congress. Despite this limited scope, both the FCC and SEC have the ability to use discretion in certain cases both in interpreting what the laws passed by Congress mean and when to enforce such laws. The FCC and/or SEC may even take positions which are unfounded in statute, regulation, or prior agency guidance which are adverse to Mobilepro. For instance, the FCC has been repeatedly overruled by federal courts in recent years for misinterpretations of the 1996 Telecom Act. In order to contest such behavior, Mobilepro may be forced to resort to litigation. In the context of the SEC, Mobilepro’s ability to have its registration statements “go effective” may be impeded if the SEC were to take a position unfounded by law, regulation or prior interpretative guidance in its comments to Mobilepro’s registration statement. Such behavior would materially impair Mobilepro’s access to the capital markets, potentially force Mobilepro to incur substantial litigation related costs and may force Mobilepro to seek a merger with another company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Accounting Officer (CAO), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our CEO and our CAO have concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to litigation arising in the normal course of its business that we believe will not materially affect our financial position or results of operations, we were involved with the following legal proceedings during the quarter ended June 30, 2006.

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

2)
On September 10, 2004, CloseCall was served a complaint in an action captioned Verizon Maryland Inc., Verizon New Jersey Inc., and Verizon Delaware Inc. in the Circuit Court for Montgomery County, Maryland. Verizon sued for “in excess of $1,000,000” based on alleged unpaid invoices for services provided to CloseCall. Verizon asserted that CloseCall underpaid the Federal Subscriber Line Charges billed by Verizon, by applying an uncollectible factor to the amounts charged by Verizon. In addition, Verizon contended that CloseCall underpaid the amounts owed to Verizon by misapplying the terms of the “merger discount” offered to CLECs, including CloseCall, as a result of the merger between Bell Atlantic and GTE.

CloseCall filed counterclaims against Verizon. The first claim stemmed from Verizon’s refusal to resell certain bundled telecommunications services to CloseCall, despite repeated requests by CloseCall and the requirements of the Communications Act of 1934, as amended. In addition, CloseCall asserted damages as a result of Verizon’s entry into secret resale agreements with two CLECs, offering those companies deep discounts on telecommunications services not offered to other CLECs, including CloseCall. CloseCall also asserted damages as a result of Verizon’s failure to provide dialing parity to CloseCall’s customers. CloseCall also asserted a claim for tortious interference with business relations as a result of Verizon’s policy of blocking local service change orders for any customer that also receives DSL service from or through Verizon. CloseCall made a declaratory judgment claim for inaccurate and improper billings by Verizon, including carrier access billing service charges.

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

3)    On August 6, 2006, we were served with notice of a lawsuit regarding the acquisition of Transcordia, LLC and related transactions. We are investigating the potential merits of the plaintiff’s claims, but believe that any potential exposure related to the claims against the Company is not likely to be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2006, we granted a warrant to purchase 250,000 shares of our common stock to Mr. Byron Wagner in connection with his joining our Board of Advisors, exercisable at $0.20 per share.

On June 22, 2006, we issued 200,000 shares of our common stock to Ryan Beck & Co. in connection with their providing investment banking services to us.

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

There were no defaults upon senior securities during the three months ended June 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the stockholders for a vote during the three months ended June 30, 2006.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated as of March 21, 2002, by and among Mobilepro Corp., NeoReach Acquisition Corp. and NeoReach, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 5, 2002
2.2	Agreement and Plan of Merger, dated as of January 20, 2004, by and among Mobilepro Corp., DFWI Acquisition Corp., DFW Internet Services, Inc., Jack W. Beech, Jr. and Jack W. Beech, Sr.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2004
2.3	Agreement and Plan of Merger, dated as of March 1, 2004, by and among DFW Internet Services, Inc., DFW Internet Acquisition Corp., Internet Express, Inc., J. Glenn Hughes and Loretta Hughes	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2004
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

Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2004
2.17	Agreement and Plan of Merger by and among Registrant, NeoReach, Inc., Transcordia Acquisition Corp., Transcordia, LLC and its Unit Holders, dated April 2005	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005
2.18	Agreement and Plan of Merger by and among Registrant, NeoReach, Inc., NeoReach Wireless, Inc., Evergreen Open Broadband Corporation, and Certain Shareholders	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005
2.19	Agreement and Plan of Merger, dated June 30, 2005, by and among the Company, AFN Acquisition Corp., American Fiber Network, Inc. and the individuals and entities identified therein	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005
2.20	Agreement and Plan of Merger, dated October 31, 2005, by and among the Company, InReach Internet, Inc., InReach Internet, LLC, and Balco Holdings, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2005
2.21	Form of assignment of Limited Liability Company Interest/Release, dated January 31, 2006	Provided herewith

2.22	Agreement and Plan of Merger, dated January 31, 2006, by and among Mobilepro Corp., Kite Acquisition Corp. and Kite Networks, Inc.	Provided herewith
3.1	Certificate of Incorporation, dated April 20, 2001, of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001
3.2	Certificate of Amendment of Certificate of Incorporation of Mobilepro Corp dated November 16, 2001.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001
3.3	Certificate of Amendment to Certificate of Incorporation of Mobilepro Corp. dated March 11, 2003	Incorporated by reference to Exhibit 3.11 to the Registrant’s Registration Statement on Form SB-2 filed on May 6, 2003
3.4	By-Laws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001
4.1	2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001
4.2	Amended and Restated 2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2004
4.3	Registration Rights Agreement, dated September 16, 2004, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
4.4	Registration Rights Agreement, dated November 15, 2004, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004
4.5	Form of Warrant issued on November 15, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004
4.6	Registration Rights Agreement, dated June 30, 2005, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005
4.7	Registration Rights Agreement, dated November 1, 2005, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2005
10.1	Executive Employment Agreement, dated December 15, 2003, between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 13, 2004

10.2	Executive Employment Agreement, dated April 15, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.15 to the Amendment to Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.3	Amended and Restated Executive Employment Agreement, dated June 9, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2004
10.4	Standby Equity Distribution Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.5	Registration Rights Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.6	Placement Agent Agreement, dated May 13, 2004 between the Company and Newbridge Securities Corporation	Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.7	Escrow Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.8	Consulting Agreement by and among Mobilepro Corp., DFW Internet Services, Inc., Beech Holdings, Inc., and Jack W. Beech, Jr.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2004
10.9	Promissory Note issued by the Company to Cornell Capital on August 23, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.10	Security Agreement between the Company and Cornell Capital dated August 23, 2004	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.11	Promissory Note issued by the Company to Cornell Capital on August 25, 2004	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
1012	Security Agreement between the Company and Cornell Capital dated August 25, 2004	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.13	Letter Agreement between the Company and Cornell Capital dated August 27, 2004	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.14	Promissory Note issued by the Company to Cornell Capital on August 27, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004

10.15	Security Agreement between the Company and Cornell Capital dated August 27, 2004	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004
10.16	Promissory Note issued by the Company to Cornell Capital on September 22, 2004	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.17	Security Agreement between the Company and Cornell Capital dated September 22, 2004	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.18	Executive Employment Agreement by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004
10.19	Executive Employment Agreement dated November 2, 2004, between Geoffrey Amend and the Company	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 14, 2005
10.20	Executive Employment Agreement dated December 1, 2004, between Bruce Sanguinetti and the Company	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 14, 2005
10.21	Credit Agreement, dated November 15, 2004, by and among the Company, Davel Acquisition Corp. and Airlie Opportunity Master Fund, Ltd.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004
10.22	Employment Agreement dated February 28, 2005 between Davel Communications, Inc. and Tammy L. Martin	Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.23	Amendment No. 1 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated April 20, 2005	Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.24	Amendment No. 2 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated May 26, 2005	Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.25	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2005
10.26	Amended and Restated Executive Employment Agreement, dated June 16, 2005 by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.27	Amended and Restated Executive Employment Agreement, dated June 16, 2005, between Geoffrey Amend and the Company	Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.28	Securities Purchase Agreement, dated as of May 13, 2005, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.29	Secured Convertible Debenture, issued on May 13, 2005 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.30	Amended and Restated Collateral Assignment of Intellectual Property Rights, made as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.31	Amended and Restated Security Agreement, dated May 13, 2005, by and among the Company, the subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.32	Investor Registration Rights Agreement, dated as of May 13, 2005 by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.33	Amended and Restated Guaranty Agreement, dated as of May 13, 2005, made by each of the direct and indirect subsidiaries of the Company in favor of Cornell Capital	Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.34	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.35	Executive Employment Agreement dated September 1, 2005, between James L. Magruder, Jr. and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 9, 2005
10.36	Master Agreement for Services between Sprint Communications Company L.P. and Kite Broadband, LLC, dated May 20, 2005*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed November 14, 2005
10.37	Agreement between the City of Tempe and NeoReach, Inc. for the Use of City Property in Connection with the Operation of a WiFi Network, dated August 17, 2005	Incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2006
10.38	Executive Employment Agreement dated February 1, 2006, between Jerry M. Sullivan, Jr. and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2005
10.39	Secured Convertible Debenture, issued on June 30, 2006 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 7, 2006
10.40	Warrant issued by the Company to Cornell Capital	Provided herewith
10.41	Master Lease Agreement dated June 28, 2006 between JTA Leasing Co., LLC, Mobilepro Corp., and NeoReach, Inc.	Provided herewith

10.42	Letter Agreement between American Fiber Network, Inc. and FSH Communications LLC, dated June 30, 2006*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 11, 2006
21.1	Subsidiaries of Registrant	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2006
99.1	Press Release dated December 28, 2005 regarding corporate restructuring	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed January 1, 2006

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

MOBILEPRO CORP.

Date: August 9, 2006	By:	/s/ Jay O. Wright
Jay O. Wright, Chief Executive Officer

Date: August 9, 2006	By:	/s/ Richard H. Deily
Richard H. Deily, Chief Accounting Officer