Form 10KSB/A
period 2006-03-31
MOBILEPRO CORP
filed 2006-10-11
CIK 769592

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

The proliferation of cell phone use by consumers has caused a continuous reduction in the use of payphones. As a result, the revenues of Davel continue to decline. As stated above, the revenues for Davel for the year ended March 31, 2006 were $40,305,697 compared with revenues of approximately $55,091,000 for the prior year (including that portion before our acquisition), a decline of approximately 26.8% between years. In addition, the location of a significant number of payphones in areas of the country that are subject to severe winter weather contributes to the seasonality of this business. In order to maintain profitability, we have reduced the number of payphones by removing those phones receiving minimal use and thereby eliminating the costs to support and maintain those phones. For example, Davel had an average of 36,403 payphones in operation during the year ended March 31, 2006, compared with an average of 38,799 payphones in operation during the year ended March 31, 2005, a decline of approximately 6.2%. Nonetheless, profitability declined from  last year to the current year. The following chart presents the revenues of Davel by quarter for fiscal years 2006 and 2005, and the decrease in revenues for each quarterly period between years.

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

Federal Regulators May Take Positions with Which We Disagree or Which We Believe are Contrary to Existing Law and Regulation, Which May Impose Substantial Litigation Costs on Our Business, Impede Our Access to Capital and/or Force Us to Seek a Merger Partner

As a publicly traded telecommunications company, we are subject to the regulatory scrutiny of both the FCC and SEC. Both agencies are so-called “administrative agencies” with statutory authority to implement and enforce laws passed by the U.S. Congress. Despite this limited scope, both the FCC and SEC have the ability to use discretion in certain cases both in interpreting what the laws passed by Congress mean and when to enforce such laws. The FCC and/or SEC may even take positions with which we disagree or which we believe are unfounded in statute, regulation, or prior agency guidance and which are adverse to Mobilepro. For instance, the FCC has been repeatedly overruled by federal courts in recent years for misinterpretations of the 1996 Telecom Act. In order to contest such behavior, Mobilepro may be forced to resort to litigation. In the context of the SEC, Mobilepro’s ability to have its registration statements “go effective” may be impeded if in its comments to Mobilepro’s registration statement the SEC were to take a position with which we disagree based on prior law, regulation or prior SEC interpretative guidance. Such behavior would materially impair Mobilepro’s access to the capital markets, potentially force Mobilepro to incur substantial litigation related costs and may force Mobilepro to seek a merger with another company.

If Our Current or Previous Capital Raising Transactions with Cornell Capital Were Held To Be In Violation of the Securities Act of 1933, We Could Experience Significant Negative Consequences

During its review of Amendment No. 1, filed on November 30, 2005, to our Registration Statement on Form SB-2, originally filed on September 30, 2005 and withdrawn by us on September 22, 2006, the SEC issued a comment stating that it believed that the repayment of promissory notes to Cornell Capital using proceeds from advances under the SEDA may have somehow violated Section 5 of the Securities Act of 1933. We requested guidance from the SEC regarding these transactions and how the transactions we had completed implicated Section 5. The only guidance we received was a reference to Section VIII of the Commission’s Current Issues and Rulemaking Projects Quarterly Update dated March 31, 2001 (the “Quarterly Update”). We analyzed each requirement for an equity line to comply with the Securities Act of 1933 set forth in the Quarterly Update. We believe that we fully complied with the SEC’s guidance and that the guidance does not explicitly or implicitly prohibit or in any way limit the use of proceeds under the SEDA to repay debt obligations to Cornell Capital or any other party or limit any other use of proceeds. We are not aware of any other law, regulation or interpretive guidance on this subject and have not been advised of the existence of any by the SEC. Once we became aware of the new position of the staff of the SEC on this issue, however, we nevertheless immediately changed our repayment of notes issued to Cornell Capital to ensure that such repayments of debt were made only from cash generated by our operations or provided from other sources. Furthermore, all such notes payable to Cornell Capital were repaid during the quarter ended June 30, 2006, and no such notes were payable to Cornell Capital at September 30, 2006.

Accordingly, we do not believe that these transactions constitute a violation of the Securities Act. However, the SEC could commence an enforcement action against us, and if these transactions were held by a court to be in violation of the Securities Act, we could experience a material adverse effect and the market price of our common stock could decline, which could force us to sell or merge the company because our ability to raise additional financing would be significantly compromised.

We do not believe we have violated the Securities Act, and we would contest vigorously any claim that a violation of the Securities Act occurred.

Item 7. Financial Statements

SEE THE INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED HEREIN.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. There were no changes in our internal control over financial reporting identified in connection with our evaluation thereof that occurred during our fourth fiscal quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MOBILEPRO CORP.

By:	/s/ Jay O. Wright
Name: Jay O. Wright
Title: Chief Executive Officer

Date: October 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jay O. Wright	Chief Executive Officer,	October 10, 2006
Jay O. Wright	Principal Executive Officer and Director

/s/ Richard H. Deily	Chief Accounting Officer, Principal	October 10, 2006
Richard H. Deily	Financial and Principal Accounting Officer

/s/ Christopher W. MacFarland	Director	October 10, 2006
Christopher W. MacFarland

/s/ Michael O’Neil	Director	October 10, 2006
Michael O’Neil

/s/ Donald H. Sledge	Director	October 10, 2006
Donald H. Sledge

/s/ Jerry M. Sullivan, Jr.	President, Chief Operating Officer, and	October 10, 2006
Jerry M. Sullivan, Jr.	Director

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the presentation as of March 31, 2006 and for the year then ended. These reclassifications had no effect on the Company’s consolidated balance sheet as of March 31, 2005, or on the consolidated statements of operations and net cash flows of the Company for the year then ended.

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