Form 10-Q/A
period 2006-06-30
MOBILEPRO CORP
filed 2006-10-11
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	June 30,
	2005	2006

REVENUES	$22,505,845	$23,342,786

OPERATING COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	11,021,862	12,761,958
Payroll, professional fees and related expenses (exclusive of stock compensation)	3,693,560	7,669,173
Advertising and marketing expenses	518,664	162,618
Office rent and expenses	429,941	539,584
Other general and administrative expenses	4,668,075	3,675,493
Depreciation and amortization	822,377	1,330,911
Stock compensation	-	485,091
Goodwill impairment charges	-	348,118
Restructuring charges	-	303,671
Total Operating Costs and Expenses	21,154,479	27,276,617

OPERATING INCOME/(LOSS)	1,351,366	(3,933,831)

INTEREST EXPENSE, NET	(932,175)	(394,075)

LOSS ON EXTINGUISHMENT OF DEBT	-	(409,601)
NET INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	419,191	(4,737,507)
Provision for Income Taxes	-	-

NET INCOME/(LOSS) APPLICABLE TO COMMON SHARES	$419,191	$(4,737,507)

NET INCOME/(LOSS) PER SHARE
Basic	$0.0012	$(0.0082)
Diluted	$0.0010	$(0.0082)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	360,778,231	580,059,290

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the presentation as of June 30, 2006 and for the three months then ended. These changes had no effect on the Company’s consolidated balance sheet as of March 31, 2006, or on the consolidated statement of operations and net cash flows of the Company for the three-month period ended June 30, 2005.

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

The amount assigned to the initial term of the agreement is being amortized on a straight-line basis over the initial three-year term. The Company has estimated the total life of this arrangement to be ten years based upon an analysis of the operating history of the subscriber base and the average monthly disconnects. The Company intends to evaluate the value of these intangible assets for potential impairment at least annually and to adjust both the asset values and the prospective life in the future if determined necessary. Despite the loss of approximately 10% of the customers acquired from Sprint, the Company has evaluated that the fair value of these intangible assets exceeds the total aggregate carrying value at June 30, 2006. For the quarter ended June 30, 2006, amortization expense was approximately $165,702.

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

The proliferation of cell phone use by consumers has caused a continuous reduction in the use of payphones. As a result, the revenues of Davel continue to decline. As presented above, the revenues for Davel for the quarter ended June 30, 2006 were $8,197,498 compared with revenues of approximately $11,138,907 for the prior year, a decline of approximately 26.4% between years. In addition, the location of a significant number of payphones in areas of the country that are subject to severe winter weather contributes to the seasonality of this business. In order to attempt to maintain gross margins, we have reduced the number of payphones by removing those phones receiving minimal use and thereby eliminating the costs to support and maintain those phones. For example, Davel had an average of 34,208 payphones in operation during the quarter ended June 30, 2006, compared with an average of 37,708 payphones in operation during the quarter ended June 30, 2005, a decline of approximately 9.3%. Nonetheless, the profitable of this business declined from the first quarter of last year to the first quarter of the current year.

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

The remaining amounts of operating costs and expenses were $13,183,748 (see reconciliation below) and $9,310,240, respectively, for the quarters ended June 30, 2006 and 2005. An analysis of the change between quarters follows:

Consolidated operating expenses, quarter ended June 30, 2005	$9,310,000
Operating expenses of acquired companies	2,590,000
Operating expenses of comparable businesses	(236,000)
Stock compensation charge (adoption of SFAS 123R)	485,000
Goodwill impairment charge	348,000
Restructure charge	303,000
Write-off of investment banking fees	166,000
ProGames organizational costs	88,000
Other, net	130,000
Consolidated operating expenses, quarter ended June 30, 2006	$13,184,000

Consolidated Operating Costs and Expenses, quarter ended June 30, 2006	$27,276,617
Less-Cost of services	(12,761,958)
Less-Depreciation and Amortization	(1,330,911)
Consolidated Operating Expenses, quarter ended June 30, 2006	$13,183,748

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

On August 1, 2006, the price of our common stock closed at $0.16 per share. Should the price of our stock remain at the current level and we choose to make scheduled principal payments with our common stock, the issuance of shares of our common stock to Cornell Capital may result in significant dilution to the value of common stock currently held by our stockholders. For example, using 93% of the closing price per share on August 1 ($0.1488 per share) as the conversion price, each weekly conversion of debt in the amount of $250,000 would result in the issuance of approximately 1,680,000 shares of our common stock to Cornell Capital or 101,812,164 shares in total.

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

MOBILEPRO CORP.

Date: October 10, 2006	By:	/s/ Jay O. Wright
Jay O. Wright, Chief Executive Officer

Date: October 10, 2006	By:	/s/ Richard H. Deily
Richard H. Deily, Chief Accounting Officer