Form 10-Q
period 2006-09-30
MOBILEPRO CORP
filed 2006-11-09
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

Indicate by check mark (check one) whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 6, 2006, the Company had 585,776,202 outstanding shares of its common stock, $0.001 par value per share.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION	PAGE

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND MARCH 31, 2006

 ASSETS

	September 30,	March 31,
	2006	2006
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,283,118	$5,397,881
Restricted cash	1,110,235	352,200
Accounts receivable, net	9,091,203	10,481,632
Prepaid expenses and other current assets	3,337,363	3,399,864

Total Current Assets	16,821,919	19,631,577

FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION	19,130,816	15,859,254

OTHER ASSETS
Goodwill, net of impairment	47,220,042	47,788,167
Customer contracts and relationships, net of amortization	8,119,324	8,777,502
Deferred financing fees, net of amortization	—	146,667
Other assets	1,638,411	1,787,886

	56,977,777	58,500,222

TOTAL ASSETS	$92,930,512	$93,991,053

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND MARCH 31, 2006
(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	March 31,
	2006	2006
	(unaudited)
CURRENT LIABILITIES
Current portion of convertible debentures	$13,712,421	$4,500,000
Current portion of long-term debt and notes payable	649,253	4,269,519
Accounts payable and accrued expenses	16,560,135	17,402,911
Deferred revenue	4,746,159	4,343,754

Total Current Liabilities	35,667,968	30,516,184

LONG-TERM LIABILITIES
Convertible debentures, net of unamortized debt discount and
current portion	3,243,011	9,995,243
Notes payable and other long-term liabilities, net of current maturities	1,699,482	650,419

Total Long-Term Liabilities	4,942,493	10,645,662

TOTAL LIABILITIES	40,610,461	41,161,846

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 20,035,425 shares authorized,
35,378 shares issued and outstanding at March 31, 2006 and September 30, 2006	35	35
Common stock, $.001 par value, 1,500,000,000 shares authorized,
560,666,950 and 589,189,570 shares issued and outstanding
at March 31, 2006 and September 30, 2006	589,259	560,667
Additional paid-in capital	91,952,135	83,641,462
Accumulated deficit	(40,221,378)	(31,372,957)

Total Stockholders' Equity	52,320,051	52,829,207

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$92,930,512	$93,991,053

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

REVENUES	$23,410,650	$26,546,650	$46,753,436	$49,052,495

OPERATING COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	13,137,246	11,654,395	25,899,204	22,676,257
Payroll, professional fees and related expenses (exclusive of stock compensation)	5,304,277	5,536,347	11,209,730	9,229,905
Advertising and marketing expenses	590,207	799,193	1,291,958	1,317,857
Office rent and expenses	748,548	933,737	1,581,209	1,714,852
Other general and administrative expenses	4,783,994	5,210,715	9,390,997	9,527,617
Depreciation and amortization	1,448,892	1,047,319	2,779,803	1,869,696
Stock compensation	471,556	—	956,647	—
Goodwill impairment charges	529,736	—	877,854	—
Restructuring charges	(19,832)	—	283,839	—
Total Operating Costs and Expenses	26,994,624	25,181,706	54,271,241	46,336,184

OPERATING INCOME/(LOSS)	(3,583,974)	1,364,944	(7,517,805)	2,716,311

INTEREST EXPENSE, NET	(526,940)	(698,335)	(921,015)	(1,630,510

MINORITY INTERESTS IN NET (INCOME)/LOSS OF
CONSOLIDATED SUBSIDIARIES	—	(142,709)	—	(142,709

LOSS ON EXTINGUISHMENT OF DEBT	—	—	(409,601)	—
NET INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	(4,110,914)	523,900	(8,848,421)	943,092
Provision for Income Taxes	—	—	—	—

NET INCOME/(LOSS) APPLICABLE TO COMMON SHARES	$(4,110,914)	$523,900	$(8,848,421)	$943,092

NET INCOME/(LOSS) PER SHARE
Basic	$(0.0070)	$0.0014	$(0.0151)	$0.0025
Diluted	$(0.0070)	$0.0012	$(0.0151)	$0.0023

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	589,065,246	388,001,055	584,586,874	374,464,022

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(8,848,421)	$943,092
Items that reconcile net income/(loss) to net cash
(used in) operating activities:
Depreciation and amortization	2,779,803	1,869,686
Noncash interest expense and loss on debt extinguishment	882,649	352,597
Goodwill impairment charges	877,854	—
Restructuring charges	283,839	—
Minority interests	—	142,709
Common stock issued for services	992,647	—
Changes in assets and liabilities
(Increase) decrease in accounts receivable	1,390,429	(639,113)
Decrease in other current assets	562,045	435,625
(Increase) in other assets	(199,334)	(649,960)
(Decrease) in accounts payable and
and accrued expenses	(2,766,062)	(2,230,804)
Increase in deferred revenue	168,182	439,486
	4,972,052	(279,774)

Net cash provided by (used in) operating activities	(3,876,369)	663,318

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/leaseback of wireless network equipment	2,000,000	—
Purchase of certificates of deposit	(758,035)	—
Capital expenditures, net	(4,543,094)	(1,641,539)
Acquisition of intangible assets	(37,167)	(6,778,129)
Cash paid for acquisitions	—	(2,024,646)

Net cash (used in) investing activities	(3,338,296)	(10,444,314)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common stock issuances	6,660,652	12,374,500
Borrowings/(payments) under other notes payable, net	(3,823,250)	(4,282,763)
Proceeds from the issuance of convertible debentures	2,438,500	15,500,000
Retirement of acquisition bridge loan	—	(13,000,000)
Investment by minority interests	—	3,675,000
Financing fees	(176,000)	(1,295,000)

Net cash provided by financing activities	5,099,902	12,971,737

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(unaudited)

	For the Six Months Ended
	September 30,
	2006	2005

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(2,114,763)	$3,190,741

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,397,881	4,669,787

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,283,118	$7,860,528

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$1,070,210	$1,034,928

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Issuance of Amended Debenture to Cornell Capital	$15,149,650	$—
Return of Debenture by Cornell Capital	$15,000,000	$—
Capital lease	$1,875,721	$—
Amortization of SEDA deferred financing fees	$147,000	$440,000
Goodwill recorded in acquisitions	$—	$2,277,840
Liability for common stock to be issued	$—	$422,513
Conversion of liabilities to common stock	$—	$1,058,841
Adjustment to minority interest	$—	$150,000
Issuance of common stock for acquisitions	$—	$366,406

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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

The Company’s voice services segment includes the operations of CloseCall America, Inc. (“CloseCall”), a Stevensville, Maryland-based competitive local exchange carrier (a “CLEC”), Davel Communications, Inc. (“Davel”), a Cleveland, Ohio-based independent payphone provider, and American Fiber Network, Inc. (“AFN”), a CLEC based in Kansas City, Kansas. The Company’s Internet services segment includes DFW Internet Services, Inc. (“DFW”, doing business as Nationwide Internet), an Irving, Texas-based Internet services provider, its acquired Internet service provider subsidiaries, and InReach Internet L.L.C. (“InReach”), an Internet service provider based in Stockton, California. The Company’s municipal wireless networks operations are conducted primarily by a wholly owned subsidiary, NeoReach, Inc. (“NeoReach”), and its subsidiary, Kite Networks, Inc. (“Kite Networks”, formerly known as NeoReach Wireless, Inc.). The wireless networks segment also includes the operations of the Company’s subsidiary, Kite Broadband, LLC (“Kite Broadband”), a broadband wireless service provider. Both Kite Networks and Kite Broadband are based in Ridgeland, Mississippi.

Current Business Conditions

The Company has historically lost money. In the years ended March 31, 2006 and 2005, the Company sustained net losses of $10,176,407 and $5,359,722, respectively. In addition, the Company incurred a net loss of $8,848,421 in the six months ended September 30, 2006 caused primarily by declining revenues. As a result, the amount of cash used in operations during the six months ended September 30, 2006 was $3,876,369. Future losses may occur. Accordingly, the Company will experience liquidity and cash flow problems if it is unable to improve its operating performance or raise additional capital as needed and on acceptable terms.

As discussed below in Note 7 to the condensed consolidated financial statements, the Company has an agreement with Cornell Capital that would provide additional financing of approximately $4.7 million over the next several months and has obtained an agreement that should provide up to $3.0 million in lease financing for future wireless network equipment purchases. Recent agreements have been announced that should provide increased revenues to the Company. Recent management changes should enhance the effectiveness of the Company’s efforts to increase recurring revenues of its existing businesses, and management has taken certain actions that should result in a continued reduction in the level of the Company’s operating expenses for the remainder of the fiscal year.

If the Company fails to obtain sufficient capital financing or eliminate the net losses and negative cash flows of its operating businesses, the Company will be required to consider other alternatives, including the reduction of its operations (in particular the deployment of additional municipal wireless networks), the discontinuance or disposal of certain assets or operations, or the sale of the Company.

Under the terms of a $15.1 million debenture issued to Cornell Capital Partners, L.P. (“Cornell Capital”), the Company is currently required to make weekly scheduled principal payments of at least $250,000 commencing in mid-November 2006 with interest on the outstanding principal balance payable at the same time. The amount of accrued interest was $295,937 at September 30, 2006. The Company has the right to make any and all such principal payments by issuing shares of its common stock to Cornell Capital provided that all such shares may only be issued by the Company if such shares are tradable under Rule 144 of the Securities Act of 1933 (the “Securities Act”), are registered for sale under the Securities Act or are freely tradable by Cornell Capital without restriction. The Company filed a registration statement on Form S-3 on October 12, 2006 covering such shares, but it has not yet received clearance from the Securities Exchange Commission that would allow the registration to be declared effective.

There can be no assurance that the registration statement on Form S-3 will become effective, or become effective in time to allow the Company to make its scheduled debenture maturity payments with shares of its common stock. In the event that the Form S-3 is not declared effective, alternative sources of cash are not identified, or Cornell Capital does not agree to a delay in the commencement of the scheduled maturity payments, the Company may be unable to make these payments in cash putting the Company in default of the terms of the Amended Debenture.

Summary of Acquisition Activities since April 1, 2005

In May 2005, NeoReach acquired WazAlliance, a network of metro-wide commercial and residential wireless Internet access zones for a total purchase price of $257,500. Consideration included the issuance of 760,000 shares of Mobilepro’s common stock valued at $110,200, a liability to issue up to an additional 540,000 shares of common stock valued at $78,300, and the payment of certain liabilities in the amount of $69,000 on behalf of WazAlliance. Subsequent to the acquisition, 173,334 of the additional shares of common stock were issued.

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

In September 2005, AFN acquired the assets of AllCom USA and its long distance and T-1 customers for $300,000 cash, providing the Company with an additional base of customers for bundled services.

In November 2005, Mobilepro acquired InReach for a cost of $2,966,861, including cash payments of $2,166,861 and 3,669,725 shares of Mobilepro common stock, valued at $800,000 based on the value of the Company's common stock at the time that the substantive terms of the acquisition were accepted (see Note 5).

On January 31, 2006, the Company acquired the 49% minority interest in Kite Broadband and 100% of the outstanding common stock of Kite Networks, Inc. for 90,000,000 shares of the Company’s common stock, subject to certain post-closing adjustments (see Note 6). For accounting purposes, the common stock was valued at $15,660,000, or $0.174 per share, the closing price per share on the date that the parties agreed to the acquisition. Subsequent to the acquisition, Kite Networks, Inc. was merged into NeoReach Wireless, Inc., and the combined entity was renamed Kite Networks, Inc. (“Kite Networks”).

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

These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 2006. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring, and that are necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended September 30, 2006 are not necessarily indicative of the results that will be achieved for the fiscal year ending March 31, 2007.

Reclassifications

Certain prior period amounts have been reclassified to conform to the presentation as of September 30, 2006 and for the three and six months then ended. These changes had no effect on the Company’s consolidated balance sheet as of March 31, 2006 or on the net income/loss amounts and net cash flows of the Company for the three and six months ended September 30, 2005.

Accounting for Stock Options and Warrants

In prior years, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). APB 25 provided that compensation expense relative to a Company’s employee stock options was measured based on the intrinsic value of the stock options at the measurement date.

In December 2004, the Financial Accounting Standards Board revised SFAS No. 123, “Accounting for Certain Transactions Involving Stock Compensation” (“SFAS 123”). The revision was entitled “Share-Based Payment” (“SFAS 123R”), replacing SFAS 123 and superseding APB 25, and its scope encompasses a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recorded in financial statements. For each transaction, compensation cost is to be measured based on the fair value of the equity or liability instrument issued. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition of compensation expense. The Company adopted SFAS 123R, effective April 1, 2006 (see Note 9). The amounts of related compensation expense recorded for the three and six months ended September 30, 2006 were $471,556 and $956,647, respectively.

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

A material amount of the Company’s revenues is also generated from the use of Davel’s payphones. Davel derives its payphone revenue from two principal sources: coin calls and non-coin calls. Revenue related to all calls, including dial-around compensation and operator service revenue, is recognized in the periods that the customers place the calls. Any variations between recorded amounts of revenue and actual cash receipts are accounted for at the time of receipt. Revenue related to such dial-around calls is recognized initially based on estimates. Recorded amounts of revenue may be adjusted based on actual receipts and/or the subsequent revision of prior estimates. Reported revenues for the three months ended June 30, 2006 reflected a reduction to previously recorded revenues of $143,516; no such adjustment was recorded in the three months ended September 30, 2006, or in the prior year periods ended September 30, 2005. Total dial-around revenue amounts for the three-month periods ended September 30, 2006 and 2005 were approximately $1,749,000 and $2,574,000, respectively.

Restricted Cash

The Company is required to maintain letters of credit collateralized by cash or pledged certificates of deposit as additional security for the performance of obligations under certain service or lease agreements. The cash collateral is restricted and is not available for the Company’s general working capital needs.

Accounts Receivable

The Company had allowances for doubtful accounts of $953,222 and $883,232 at September 30, 2006 and March 31, 2006, respectively, relating to accounts receivable other than dial-around compensation amounts.

Accounts receivable includes amounts related to dial-around revenue. The estimated dial-around receivable amount at each balance sheet date is based on the Company’s historical collection experience. Dial-around receivable amounts included in the balance sheets at September 30, 2006 and March 31, 2006 were $3,770,659 and $4,509,063, respectively.

Financing Fees

The financing fees paid in May 2004 to Cornell Capital and others related to the negotiation of the Standby Equity Distribution Agreement (the “SEDA”) were deferred and, for the periods presented herein, were amortized against additional paid-in-capital on a straight-line basis over the twenty-four (24) month term of the SEDA. These fees were paid with the issuance of 8,000,000 shares of Mobilepro common stock valued in the amount of $1,760,000. The Company recorded amortization of approximately $220,000 in the quarter ended September 30, 2005. Amortization was $147,000 and $440,000 in the six-month periods ended September 2006 and 2005. Amortization of this balance concluded in May 2006. The fees paid to Cornell Capital and others at the time that funds are drawn under equity lines of credit, amounting to $60,500 in the three months ended September 30, 2005, and $86,000 and $375,500, respectively, in the six-month periods ended September 30, 2006 and 2005, were charged to additional paid-in-capital.

The Company also incurred financing costs of $1,295,000 in May 2005 in connection with issuance of the $15.5 million convertible debenture and $176,000 in August 2006 in connection with the issuance of the $2.3 million convertible debenture (see Note 7). These costs, including fees paid in cash to Cornell Capital, were charged to additional paid-in-capital.

Advertising Contracts

CloseCall uses print, signage, radio and television advertising to market services to customers of certain local professional sports teams. Advertising programs include the use of long-term contracts. Upon the negotiation of such a contract, the Company records the cost of the advertising program as an asset, and amortizes the balance to operating expenses over the life of the contract. The corresponding contract liability is paid typically in installments. At September 30, 2006, prepaid expenses and other assets included balances of $360,997 and $294,572, respectively, related to such contracts, and accounts payable and long-term liabilities included balances of $410,125 and $228,870, respectively, that are payable under such contracts. At March 31, 2006, prepaid expenses and other assets included balances of $366,995 and $474,569, respectively, related to such contracts, and accounts payable and long-term liabilities included balances of $304,560 and $475,493, respectively, that are payable under such contracts.

Property, Plant and Equipment

At March 31, 2006 and September 30, 2006, property, plant and equipment values were as follows:

	Estimated
	Useful	September 30,	March 31,
	Lives (in years)	2006	2006
		(unaudited)
Furniture and fixtures	7	$563,569	$698,828
Machinery and equipment	5	23,941,626	20,561,029
Leasehold improvements	7	518,560	788,610
Vehicles	5	156,194	204,205
Subtotals		25,179,949	22,252,672
Less accumulated depreciation		(6,049,133)	(6,393,418)
Fixed assets, net		$19,130,816	$15,859,254

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

The amount assigned to the initial term of the agreement is being amortized on a straight-line basis over the initial three-year term. The Company has estimated the total life of this arrangement to be ten years based upon an analysis of the operating history of the subscriber base and the average monthly disconnects. The Company intends to evaluate the value of these intangible assets for potential impairment at least annually and to adjust both the asset values and the prospective life in the future if determined necessary. Despite the loss of approximately 14.8% of the customers acquired from Sprint, the Company has evaluated that the fair value of these intangible assets exceeds the total aggregate carrying value at September 30, 2006. For the quarters ended September 30, 2006 and 2005, amortization expense was $165,702 and $165,351, respectively. For the six months ended September 30, 2006, amortization expense was $331,404.

This account also includes location contracts with net balances of $1,915,065 and $2,220,479 at September 30, 2006 and March 31, 2006, respectively, representing Davel acquisition costs allocated to location owner payphone contracts and other costs associated with obtaining written and signed location contracts. These other assets are amortized on a straight-line basis over their estimated useful lives based on contract terms which are generally five years. Accumulated amortization related to these contracts at September 30, 2006 and March 31, 2006 was $1,164,689 and $859,276, respectively. Amortization related to location contracts was $152,706 and $160,317, respectively, for the quarters ended September 30, 2006 and 2005, and was $305,412 and $320,609, respectively, for the six months ended September 30, 2006 and 2005.

Accounts Payable and Accrued Liabilities

At September 30, 2006 and March 31, 2006, accounts payable and accrued liabilities consisted of the following:

	September 30,	March 31,
	2006	2006
	(unaudited)
Accounts payable	$10,147,772	$10,229,960
Accrued location usage fees	2,049,541	2,271,060
Accrued restructuring costs	481,213	486,311
Accrued compensation	709,633	1,048,027
Accrued interest expense	312,476	873,206
Other accrued liabilities	2,859,500	2,494,347
Totals	$16,560,135	$17,402,911

Income Taxes

Because of its history of losses, the Company has not had any material federal or state income tax obligations.

NOTE 3-IMPAIRMENT OF GOODWILL

At September 30, 2006, the Company’s balance sheet included intangible assets with an aggregate carrying value of approximately $55,339,000, representing approximately 59.5% of total assets and including $47,220,042 in goodwill. Substantially, this goodwill was recorded in connection with the series of acquisitions completed by the Company since January 1, 2004. Generally accepted accounting principles require that the Company assess the fair values of acquired entities at least annually in order to identify any impairment in the values. However, on a quarterly basis, management is alert for events or circumstances that would indicate that, more likely than not, the fair value of a reporting segment has been reduced below its carrying amount. If there is a determination that the fair value of an acquired entity is less than the corresponding net assets amount, including goodwill, an impairment loss would be identified and recorded at that time. As a result of such assessments, goodwill impairment charges of $529,736 and $877,854, respectively, were recorded in the three and six months ended September 30, 2006 related to the Internet services business segment. Management believes that the remaining amounts of goodwill included in the balance sheet at September 30, 2006 do not exceed the corresponding fair values of these assets.

NOTE 4-RESTRUCTURING OF OPERATIONS

During the year ended March 31, 2006, management began to focus on the integration of the operations of the acquired companies, in particular the operations of the Internet services business segment. The efforts are focused on combining service offerings, consolidating network operations and customer support locations, and reducing operating costs. At September 30, 2006, the accrued restructuring costs balance was $481,213, including $304,631 related to the loss expected on the abandonment of leased facilities and $176,582 related to the termination of certain employees. At March 31, 2006, the accrued restructuring costs balance was $486,311. During the quarter ended June 30, 2006, the Company recorded a restructuring charge related to the termination of additional employees in the amount of $303,671. During the quarter ended September 30, 2006, the Company recorded an additional restructuring charge related to the disposal of fixed assets in the amount of $75,835, and reversed a portion of the reserve related to employee termination costs in the amount of $95,667. As a result, the net restructure charge reflected in the condensed consolidated statement of operations for the six months ended September 30, 2006 was $283,839. During the three and six months ended September 30, 2006, the Company made related payments totaling $169,877 and $213,103, respectively. The Company expects to incur additional restructuring charges throughout the remainder of the current fiscal year related to the consolidation of additional office locations and reductions in personnel.

NOTE 5-THE ACQUISITIONS OF AFN AND INREACH

The acquisition of AFN occurred on June 30, 2005. Accordingly, the operating results of AFN are included in the operating results of the Company from and including July 1, 2005. The accompanying condensed consolidated statements of operations include revenues related to AFN, excluding inter-company sales, of $2,136,987 and $1,632,488, respectively, for the quarters ended September 30, 2006 and 2005, and $4,168,273 for the six months ended September 30, 2006.

The acquisition of InReach occurred on November 1, 2005. Accordingly, the operating results of InReach are included in the operating results of the Company from and including November 1, 2005. The accompanying condensed consolidated statements of operations for the three and six months ended September 30, 2006 include revenues related to InReach of $1,095,400 and $2,334,995, respectively.

NOTE 6-THE FORMATION OF KITE BROADBAND

In June 2005, the Company participated in the funding of Kite Broadband by making an investment of $3,825,000 in cash and in consideration receiving 51% ownership. The minority owners invested $3,675,000 in cash. On June 30, 2005, Kite Broadband closed a Master Agreement for Services (the “Sprint Agreement”) with Sprint under which Kite Broadband shall provide services to Sprint’s broadband customers in fourteen (14) metropolitan markets for a period of three years utilizing the Sprint mark. The Sprint Agreement covers, among other things, the provisioning of certain customer-facing services, such as customer operations and call center management, sales, marketing, billing, collection, installation and repair. Sprint continues to provide network support and transport services. The customers remain Sprint customers during the initial three-year term of the Sprint Agreement. Upon expiration of the Sprint Agreement, the Company will have the option to acquire the then existing customers pursuant to the terms of the Sprint Agreement. All network and spectrum assets will remain Sprint property. In December 2005, Kite Broadband made a cash distribution of $127,500 to its investors. The Company’s share of the distribution was $65,025.

On January 31, 2006, the Company acquired the minority interest in Kite Broadband and the business of Kite Networks. On the acquisition date, the balance of the minority interest in Kite Broadband was approximately $3,797,000. Kite Networks’ most significant asset was its investment in Kite Broadband.

The operating results of Kite Broadband have been included in the operating results of the Company from and including July 1, 2005, the date that operations commenced. The accompanying condensed consolidated statements of operations include revenues related to Kite Broadband of $2,893,582 and $3,385,314, respectively, for the three months ended September 30, 2006 and 2005, and $5,876,580 for the six months ended September 30, 2006.

NOTE 7-DEBT

The Tranche Debenture Agreement

On August 28, 2006, the Company entered into a financing agreement with Cornell Capital providing up to $7.0 million in debt financing with the proceeds provided in three tranches (the “Tranche Debenture Agreement”). At the closing of each tranche, the Company will issue Cornell Capital a 7.75% secured convertible debenture in the principal amount for that tranche, convertible into common stock at $0.174 per share, together with a warrant to purchase up to 3,333,334 shares of common stock at an exercise price of $0.174 per share. On August 30, 2006, the Company closed the first tranche in the amount of $2.3 million, issuing the First Tranche Debenture and the First Tranche Warrant, receiving cash proceeds of $2,124,000 that were net of financing fees in the amount of $176,000. Under the terms of this First Tranche Debenture, the Company will make weekly scheduled principal payments of at least $125,000 commencing January 2, 2007, with interest on the outstanding principal balance payable at the same time.

Under conditions similar to those included in the Amended Debenture (see discussion below), the Company has the right to make any and all such principal payments by issuing shares of its common stock to Cornell Capital with the amount of such shares based upon the lower of $0.174 per share or 93% of the average of the two lowest daily volume weighted average per share prices of its common stock during the five days immediately following the scheduled payment date. Cornell Capital may convert all or any part of the unpaid principal and accrued interest owed under the First Tranche Debenture into shares of our common stock at a conversion price of $0.174 per share.

Under an amendment to the Tranche Debenture Agreement signed on October 23, 2006, the additional tranches were rescheduled such that $1,175,000 of gross proceeds will be available no later than November 15, 2006, $1,175,000 of gross proceeds will be available on February 1, 2007, and $2,350,000 will be available upon the Company successfully registering the conversion shares of common stock for resale. The Company filed a registration statement on Form S-3 on October 12, 2006, but it has not yet received clearance from the Securities Exchange Commission (the “SEC”) that would allow the registration to be declared effective. Pursuant to the terms of the related investor registration rights agreement, in the event that the registration statement covering these shares is not declared effective by May 1, 2007, the Company will be obligated to pay liquidated damages to Cornell Capital in an amount not to exceed 20% of the amount of the issued debentures.

The term of the First Tranche Warrant will expire five years from the date of issuance. If the Company issues additional equity or instruments convertible into equity as described in the First Tranche Warrant, or is deemed to have done so, at a lower per share price than the then-effective First Tranche Warrant exercise price, the exercise price may be adjusted downward to such lower per share price. In that case, the number of shares issuable upon exercise of the First Tranche Warrant would be increased so that the total exercise price would remain $580,000.

The face amount of the First Tranche Debenture was recorded initially in the balance sheet net of unamortized debt discount of $270,333. The net amount of the First Tranche Debenture reflects the fair market value on the date of issuance after allocating $270,333 of the proceeds to the First Tranche Warrant. This discount amount will be amortized as a charge to interest expense over the term of the First Tranche Debenture.

In connection with the negotiation of the Tranche Debenture Agreement, the payment terms of the Amended Debenture were revised, and the warrant exercise prices and the number of shares subject to exercise under the Warrant and the Additional Warrant were reset to the terms and amounts discussed below resulting in additional interest expense during the current quarter as discussed below.

The Amended Debenture

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

The outstanding balance of the Debenture at March 31, 2006 of $15,000,000 was due and payable in a series of installment payments through May 15, 2008, including $1,500,000 due on May 15, 2006 and $1,000,000 due on August 15, 2006.

On June 30, 2006, the Company entered into an amended secured convertible debenture in the amount of $15,149,650 with Cornell Capital (the “Amended Debenture”), replacing the Debenture. Under the terms of the Amended Debenture, as revised, the Company has agreed to make weekly scheduled principal payments of at least $250,000 commencing November 15, 2006 with interest on the outstanding principal balance payable at the same time. The Company has the right to make any and all such principal payments by issuing shares of its common stock to Cornell Capital provided that all such shares may only be issued by the Company if such shares are tradable under Rule 144 of the Securities Act of 1933 (the “Securities Act”), are registered for sale under the Securities Act, or are freely tradable by Cornell Capital without restriction. The amount of such shares shall be based upon the lower of $0.275 per share or 93% of the average of the two lowest daily volume weighted average per share prices of the Company’s common stock during the five days immediately following the scheduled payment date. Cornell Capital may elect to receive interest in cash or in the form of common stock. Cornell Capital may convert all or any part of the unpaid principal and accrued interest owed under the Amended Debenture into shares of our common stock at a conversion price of $0.275 per share. The Amended Debenture eliminated the requirement to renew the SEDA and is secured by a blanket lien on our assets. Like the Debenture, the Amended Debenture bears interest at an annual rate of 7.75%. The conversion price of the Amended Debenture may be adjusted if the Company issues additional equity or instruments convertible into equity in connection with a transaction such as a stock dividend or a stock split pursuant to a formula included in the Amended Debenture.

In connection with the issuance of the Debenture, the Company issued to Cornell Capital a five-year warrant, as modified, to purchase 15,000,000 shares of its common stock at an exercise price of $0.20 per share (the “Warrant”). If the Company issues additional equity or instruments convertible into equity as described in the Warrant, or is deemed to have done so, at a lower per share price than the then-effective Warrant exercise price, the exercise price may be adjusted downward to such lower per share price. In that case, the number of shares issuable upon exercise of the Warrant would be increased so that the total exercise price would remain $3,000,000.

In connection with the issuance of the Amended Debenture, Cornell Capital was issued a warrant, as modified, to purchase 13,750,000 shares of the Company’s common stock at a purchase price of $0.20 per share (the “Additional Warrant”). This Additional Warrant will expire one year after the date that the Company registers the underlying shares for resale by Cornell Capital with the SEC. If the Company issues additional equity or instruments convertible into equity as described in the Additional Warrant, or is deemed to have done so, at a lower per share price than the then-effective Additional Warrant exercise price, the exercise price may be adjusted downward to such lower per share price. In that case, the number of shares issuable upon exercise of the Additional Warrant would be increased so that the total exercise price would remain $2,750,000.

The face amount of the Amended Debenture was recorded initially in the balance sheet net of unamortized debt discount of $319,000. During the current quarter, the fair value of the Additional Warrant was recalculated based on its reset terms resulting in an increase to such value of $192,500. The net amount of the Amended Debenture at September 30, 2006 reflects the fair market value after allocating additional proceeds in the amount of $192,500 to the Additional Warrant. The increased discount on the Amended Debenture is being amortized as a charge to interest expense over the term of the Amended Debenture.

The net carrying amount of the Debenture and the related amount of accrued interest, $14,590,399 and $149,650, respectively, were eliminated from the accounts in connection with the issuance of the Amended Debenture and the return of the Debenture, resulting in a loss on the extinguishment of the Debenture debt in the amount of $409,601 in June 2006. This amount was included in the accompanying statement of operations for the six months ended September 30, 2006.

The Debentures - Interest Expense

For the quarters ended September 30, 2006 and 2005, the amounts of interest expense related to the Debenture, the Amended Debenture and the First Tranche Debenture, and included in the accompanying condensed consolidated statements of operations based on the stated interest rates, were $312,541 and $302,780, respectively. Such interest expense amounts were $602,370 and $460,753, respectively, for the six months ended September 30, 2006 and 2005.

Interest expense amounts included in the accompanying condensed consolidated statements of operations for the current and prior year periods included total debt discount amortization related to the debentures issued to Cornell Capital. Such amounts were $149,115 and $100,950, respectively, in the three months ended September 30, 2006 and 2005, and $246,254 and $151,425, respectively, in the six months ended September 30, 2006 and 2005. Interest expense for the three and six months ended September 30, 2006 also included an amount, $89,000, equal to the increase in the fair value of the Warrant based on its terms that were reset during the current quarter.

Notes Payable to Cornell Capital

During the two-year period ended March 31, 2006, the Company borrowed amounts from Cornell Capital that totaled $31,500,000 pursuant to a series of promissory notes with maturities of one-year or less and annual interest rates ranging from 8% to 12%. A remaining total principal balance of $3,600,000, plus accrued interest of $392,953, was owed to Cornell Capital at March 31, 2006. These amounts were paid during the quarter ended June 30, 2006 with cash provided by the Company’s operating units. Interest expense related to the notes payable to Cornell Capital, based on the stated rates of interest and included in the accompanying condensed consolidated statements of operations for the six months ended September 30, 2006 and 2005, were $25,074 and $432,361, respectively. Such interest expense was $198,049 for the quarter ended September 30, 2005.

Capital Leases

On June 30, 2006, the Company received $2,000,000 in cash proceeds from the sale of certain municipal wireless network equipment that has been deployed in Tempe, Arizona. Simultaneously, the Company entered into a leaseback agreement representing a capital lease. Accordingly, a fixed asset and a capital lease liability were recorded in the accounts at the present value of the future lease payments discounted at an assumed incremental borrowing rate of 10.25%, or $1,875,721. Under this lease, the Company is obligated to make 36 monthly payments that commenced on July 1, 2006; the lease contains an option to purchase the equipment at the end of the lease-term at a price equal to the fair market value of the equipment which amount shall not exceed 23% of the original cost of the equipment. The gain on the sale of the equipment in the amount of $234,223 was deferred and is being amortized to income over the term of the lease. Proceeds in the amount of $700,000 were used to purchase certificates of deposit that are pledged to secure the lease obligation; this amount is included in the balance of restricted cash in the condensed consolidated balance sheet as of September 30, 2006. Portions of the restricted cash may be released during the term of the lease if the Company achieves certain objectives.

Equipment Lease Commitment

On October 10, 2006, the Company signed a master equipment lease agreement with a lease financing firm that may provide up to $3 million in lease financing capital for future wireless network equipment purchases. The master lease agreement is available only for the purchase of equipment manufactured by Cisco Systems. Fifty percent of the commitment is designated for core network infrastructure equipment. The remainder of the commitment is available for transmission equipment purchases and can be used to finance up to fifty percent of the cost of such purchases. The lease term for each equipment purchase shall be twenty-four months.

Debt Maturities

A summary of the balances owed under the debentures, capital leases, notes payable and other long-term liabilities at September 30, 2006 was as follows:

Amended Debenture	$15,149,650
First Tranche Debenture	2,300,000
Capital leases	2,083,997
Other notes payable and long-term obligations	403,237
19,936,884
Less: Unamortized debt discounts	(632,717)
Less: Amounts due within one year	(14,361,674)
Long-term portion of debt	$4,942,493

At September 30, 2006, a summary of the future scheduled payments of the long-term portion of debt was as follows:

The twelve months ending --
September 30, 2008	$4,743,909
September 30, 2009	605,222
5,349,131
Less - Unamortized debt discount	(406,638)
Long-term portion of debt	$4,942,493

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

Draws under the SEDA totaled $39,173,129. The Company advanced a total of 183,996,589 shares of its common stock to the escrow agent in accordance with the terms of the SEDA since its inception at an average sale price of $0.213 per share.

The discounts provided to Cornell Capital in connection with the sale of shares of common stock by the Company and included in the accompanying condensed consolidated statements of operations for the six months ended September 30, 2006 and 2005 were $137,795 and $237,805, respectively. Such interest expense was $142,847 for the quarter ended September 30, 2005.

Common Stock Transactions in the Six Months Ended September 30, 2006

In April 2006, the Company issued 6,021,624 shares of its common stock to a former officer pursuant to the exercise of a stock warrant.

In June 2006, the Company issued 200,000 shares of its common stock, valued at $36,000, in connection with the termination of an agreement with an investment banking firm.

In August 2006, the Company issued 300,996 shares of its common stock to a former employee pursuant to the exercise of stock options.

During the quarter ended June 30, 2006, the Company issued 22,000,000 shares of common stock to the escrow agent under the requirements of the SEDA. The termination of the SEDA in May 2006 resulted in the return of 3,413,365 shares of common stock to the Company by Cornell Capital. The return of the shares was recorded in October 2006.

NOTE 9-STOCK OPTIONS AND WARRANTS

The following tables summarize the stock option and warrant activity for the six months ended September 30, 2006:

		Weighted-
		Average
	Number of	Exercise
Stock Options --	Options	Price
Outstanding - March 31, 2006	11,076,000	$0.2260
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—
Outstanding - June 30, 2006	11,076,000	$0.2260
Granted	—	$—
Exercised	(300,996)	$0.0528
Cancelled	(574,004)	$0.2232
Outstanding - September 30, 2006	10,201,000	$0.2312

Exercisable - September 30, 2006	4,127,676	$0.2443

		Weighted-
		Average
	Number of	Exercise
Stock Warrants --	Warrants	Price
Outstanding - March 31, 2006	94,932,500	$0.1669
Granted	10,250,000	$0.2732
Exercised	(6,021,524)	$0.0180
Cancelled	(478,476)	$0.0180
Outstanding - June 30, 2006	98,682,500	$0.1877
Granted	34,083,334	$0.1936
Exercised	—	$—
Cancelled	(16,000,000)	$0.3594
Outstanding - September 30, 2006	116,765,834	$0.1659

Exercisable - September 30, 2006	101,168,547	$0.1614

Options to purchase common stock that are awarded pursuant to the terms of the 2001 Plan expire ten years from the date of grant. The options typically vest over two to three year periods according to a defined schedule set forth in the individual stock option agreement. The vesting of certain options during fiscal year 2007 will depend on the achievement of individual and company objectives. Warrants to purchase shares of common stock vest over periods that range from eleven to thirty-three months. The vesting of certain warrants awarded to certain of the Company’s officers will occur upon the achievement of individual and/or company objectives. Warrants typically expire on the ten-year anniversary of the date of grant.

Effective April 1, 2006, the Company adopted the provisions of SFAS 123R that requires companies to record the compensation cost associated with stock options and warrants. As required by SFAS 123R, the Company has determined the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The model used by the Company in order to determine the fair values of the stock options and warrants awarded during the six months ended September 30, 2006 and those previously awarded options and warrants with unvested portions at March 31, 2006 continues to be the Black-Scholes model. The Company used the prospective method in order to adopt this accounting standard. Accordingly, compensation expense has been recorded in the six months ended September 30, 2006 related to new awards and the unvested stock options and warrants at March 31, 2006 on a straight-line basis over the applicable vesting periods. The operating results for the prior-year periods were not restated.

For the six months ended September 30, 2005, if compensation expense had been determined based on the fair value of the options at the grant dates consistent with the method of accounting proscribed by SFAS No. 123, as amended, the Company’s net income per share would have changed to the pro forma amount as presented below:

Six Months
Ended
September 30,
2005
Net income, as reported	$943,092
Add: Stock-based employee compensation expense included in reported net income	—
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards	(1,900,247)

Pro forma net loss	$(957,155)

Net income (loss) per share:
Diluted, as reported	$0.0023

Diluted, pro forma	$(0.0026)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for awards during the six months ended September 30, 2006 and 2005:

	2006	2005
Dividend yield	—%	-%
Expected volatility	60%	60%
Risk-free interest rate	4.00%	3.00%
Expected term (in years)	10.00	10.00

For stock options and warrants granted during the six months ended September 30, 2006 and 2005, the weighted-average grant-date fair values were $0.10 per share and $0.20 per share, respectively.

NOTE-10-BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effects of the assumed exercise of outstanding stock options and warrants and the assumed conversion of the debentures for the three and six months ended September 30, 2006 were anti-dilutive as the Company incurred net losses in such periods.

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net income	$523,900	$943,092

Weighted average number of shares outstanding during the period	388,001,055	374,464,022
Add: the treasury stock effect of stock options and warrants	41,914,293	40,930,727
Add the effect of assumed SEDA draws	8,216,171	—

Diluted number of shares outstanding	438,131,519	415,394,749

Net income per share:
Basic	$0.0014	$0.0025
Diluted	$0.0012	$0.0023

NOTE 11-LITIGATION

During the six months ended September 30, 2006, the Company was party to the following material legal proceedings.

1) On September 10, 2004, CloseCall was served a complaint in an action captioned Verizon Maryland Inc., Verizon New Jersey Inc., and Verizon Delaware Inc. (together referred to as “Verizon”) in the Circuit Court for Montgomery County, Maryland, whereby Verizon was attempting to recover “in excess of $1,000,000” based on alleged unpaid invoices for services provided to CloseCall. CloseCall also filed counterclaims against Verizon. The first claim related to Verizon’s refusal to resell certain bundled telecommunications services to CloseCall, despite repeated requests by CloseCall and the requirements of the Communications Act of 1934, as amended. In addition, CloseCall asserted damages as a result of Verizon’s entry into secret resale agreements with two CLECs, offering those companies deep discounts on telecommunications services not offered to other CLECs, including CloseCall. While CloseCall believed that its counterclaims against Verizon were valid and that it had meritorious defenses to the allegations contained in Verizon’s complaint, in June 2006, it elected to terminate these matters by agreeing to a settlement with Verizon. The effects of the settlement were reflected in the consolidated financial statement in the quarter ended March 31, 2006.

2) At the time that the Company acquired 95.2 % of the stock of Davel, Davel was a defendant in a civil patent infringement lawsuit captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., filed in the United States District Court for the Eastern District of Pennsylvania. The case is in the discovery phase of the litigation. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls and is seeking damages in connection with the alleged infringement. Davel does not believe that the allegations set forth in the complaint are valid, continues to assess the validity of the Gammino Patents and continues to determine whether the technology purchased by Davel from third parties infringes upon the Gammino Patents. According to the terms of the Davel acquisition agreement, the former secured lenders, subject to certain limitations, have agreed to reimburse the Company for the litigation costs and any losses resulting from the Gammino lawsuit from future regulatory receipts that were assigned previously to them by Davel. Any such regulatory receipts are deposited into a third-party escrow account and are used to reimburse the Company for costs incurred. The secured lenders are not required to fund the escrow account or otherwise reimburse the Company for amounts, if any, in excess of actual regulatory receipts collected. Any amount remaining in the escrow account at the conclusion of the litigation is to be returned to the former secured lenders. The Company has received significant regulatory receipts that are being held in escrow. These funds can be used to reimburse the Company for costs, including legal fees, incurred in the defense or settlement of this litigation. The Company believes that there are sufficient funds in the escrow account to pay both its legal defense costs and any potential judgment that the Company believes could reasonably be expected.  This $7.5 million claim represents exposure to the Company in the event that escrowed regulatory receipts are insufficient to cover any potential judgment against the Company should it be found liable for the full monetary amount of the claim.

3) On August 6, 2006, the Company was served with a summons and complaint filed in the Superior Court of the State of Arizona in Maricopa County in the matter captioned Michael V. Nasco, et. al. vs. MobilePro Corp., et. al. which alleges claims arising out of the acquisition by the Company of Transcordia, LLC. The plaintiff alleges claims of breach of contract, fraud, relief rescission, failure to pay wages and unjust enrichment and seeks damages in excess of $3 million. On or about November 7, 2006, the Company filed a motion to dismiss arguing lack of standing and corporate existence. Although the Company believes that its motion to dismiss will be granted, there can be no guarantee that the ruling of the court will be favorable to the Company. In the event the motion to dismiss is not granted, the Company believes that any potential exposure related to the claims alleged against the Company is not likely to be material.

NOTE 12-SEGMENT INFORMATION

The Company’s reportable operating segments include voice services, Internet services and wireless networks. Results of operations and certain asset data relating to the Company’s business segments for the three months ended September 30, 2006 and 2005 were as follows:

	Voice	Internet	Wireless
2006	Services	Services	Networks	Corporate	Total
Revenues	$16,624,821	$3,820,520	$2,965,309	$—	$23,410,650
Cost of revenues (excludes depreciation and amortization)	9,240,304	2,107,766	1,789,176	—	13,137,246
Other operating expenses	6,719,130	1,881,264	2,097,135	1,201,053	11,898,582
Depreciation and amortization	857,746	114,188	476,958	—	1,448,892
Goodwill impairment charges	—	529,736	—	—	529,736
Restructuring charges	—	75,835	—	(95,667)	(19,832)
Interest expense, net	(54,685)	400	28,755	552,470	526,940
Net income (loss)	$(137,674)	$(888,669)	$(1,426,715)	$(1,657,856)	$(4,110,914)

Segment assets	$25,564,721	$37,700,937	$27,842,776	$1,931,656	$92,930,512

Fixed assets, net of accumulated depreciation	$10,602,126	$1,329,220	$7,084,470	$115,000	$19,130,816

Goodwill, net of impairment	$20,531,278	$14,612,831	$12,075,933	$—	$47,220,042

	Voice	Internet	Wireless
2005	Services	Services	Networks	Corporate	Total
Revenues	$19,333,581	$3,823,619	$3,389,450	$—	$26,546,650
Cost of revenues (excludes depreciation and amortization)	8,197,761	1,782,707	1,673,927	—	11,654,395
Other operating expenses	8,290,359	1,683,449	1,926,127	580,057	12,479,992
Depreciation and amortization	775,316	85,129	183,228	3,646	1,047,319
Interest expense, net	7,491	(4,849)	(9,128)	704,821	698,335
Minority interests	(35,645)	—	178,354	—	142,709
Net income (loss)	$2,098,299	$277,183	$(563,058)	$(1,288,524)	$523,900

Segment assets	$55,190,207	$17,897,818	$10,712,861	$3,359,932	$87,160,818

Fixed assets, net of accumulated depreciation	$11,740,439	$1,277,848	$668,216	$3,675	$13,690,178

Goodwill, net of impairment	$21,925,741	$15,072,519	$494,219	$—	$37,492,479

Results of operations data relating to the Company’s business segments for the six months ended September 30, 2006 and 2005 were as follows:

	Voice	Internet	Wireless
2006	Services	Services	Networks	Corporate	Total
Revenues	$32,708,862	$8,040,953	$6,003,621	$—	$46,753,436
Cost of revenues (excludes depreciation and amortization)	18,218,877	4,088,228	3,592,099	—	25,899,204
Other operating expenses	13,702,829	4,071,954	4,127,422	2,937,937	24,840,142
Depreciation and amortization	1,681,436	225,985	872,382	—	2,779,803
Goodwill impairment charges	—	877,854	—	—	877,854
Restructuring charges	—	97,871	—	185,968	283,839
Interest expense, net	(188,073)	982	14,996	1,093,110	921,015
Net income (loss)	$(706,207)	$(1,321,921)	$(2,603,278)	$(4,217,015)	$(8,848,421)

	Voice	Internet	Wireless
2005	Services	Services	Networks	Corporate	Total

Revenues	$37,796,032	$7,861,019	$3,395,444	$—	$49,052,495
Cost of revenues (excludes depreciation and amortization)	17,251,793	3,738,731	1,685,733	—	22,676,257
Other operating expenses	15,231,270	3,436,254	2,154,076	968,631	21,790,231
Depreciation and amortization	1,511,859	166,928	183,616	7,293	1,869,696
Interest expense, net	8,040	13,616	(9,202)	1,618,056	1,630,510
Minority interests	(35,645)	—	178,354	—	142,709
Net income (loss)	$3,828,715	$505,490	$(797,133)	$(2,593,980)	$943,092

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following is a discussion and analysis of our results of operations for the three-month periods ended September 30, 2006 and 2005, our financial condition at September 30, 2006 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

Overview

We are a broadband wireless, telecommunications, and integrated data communication services company. We deliver a comprehensive suite of voice and data communications services, including local exchange, long distance, enhanced data, Internet, wireless and broadband services to our end-user customers. We are focused on growing our current customer bases, deploying wireless technologies, acquiring and growing profitable telecommunications and broadband companies and forging strategic and marketing alliances with well positioned companies with complementary product lines and in complementary industries.

The adoption of initiatives by cities to create areas within city limits where residents, visitors, students, and businesses can obtain wireless access to the Internet has created an increased interest in so-called wireless access zones. We are concentrating efforts on the deployment, management and ownership of such municipally sponsored wireless access zones. As a result, we are an innovator in the deployment of wireless broadband networks and services. Our wireless broadband networks and services will be provided in our wireless access zones to be primarily located in municipality sponsored areas. These network systems are scalable and flexible and will be readily modified to offer a variety of broadband services. Currently, we have eight active projects. Currently, we are deriving revenues from our initial deployment in Tempe, Arizona. To date, material revenues have not been provided from this business.

We market and sell our integrated communications services through 12 branch offices in eight states and we service over 146,000 billed accounts representing over 234,000 equivalent subscriber lines including approximately 114,000 local and long-distance telephone lines, 55,000 dial-up lines, 6,000 broadband lines, 4,000 cellular lines and over 17,000 wireless customers. We own and operate approximately 30,900 payphones located predominantly in 44 states and the District of Columbia.

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

Revenues for the reportable business segments for the quarters ended September 30, 2006 and 2005 were as follows:

Business Segment	2006	2005
Voice Services	$16,624,821	$19,333,581
Internet Services	3,820,520	3,823,619
Wireless Networks	2,965,309	3,389,450
Corporate	—	—
Total Revenues	$23,410,650	$26,546,650

Revenues for the reportable business segments for the six months ended September 30, 2006 and 2005 were as follows:
Business Segment	2006	2005
Voice Services	$32,708,862	$37,796,032
Internet Services	8,040,953	7,861,019
Wireless Networks	6,003,621	3,395,444
Corporate	—	—
Total Revenues	$46,753,436	$49,052,495

The revenues for each business segment, expressed as a percentage of total revenues for the three months ended September 30, 2006 and 2005, were as follows:

Business Segment	2006	2005
Voice Services	71.0%	72.8%
Internet Services	16.3	14.4
Wireless Networks	12.7	12.8
Corporate	—	—
Total Revenues	100.0%	100.0%

The revenues for each business segment, expressed as a percentage of total revenues for the six months ended September 30, 2006 and 2005 were as follows:

Business Segment	2006	2005
Voice Services	70.0%	77.1%
Internet Services	17.2	16.0
Wireless Networks	12.8	6.9
Corporate	—	—
Total Revenues	100.0%	100.0%

The revenues of the voice services business segment are provided by the operations of Davel, CloseCall and AFN. These companies provided approximately 51.2%, 36.0% and 12.8% of voice services revenues for the six months ended September 30, 2006, respectively, and approximately 58.7%, 36.7% and 4.6% of voice services revenues for the six months ended September 30, 2005, respectively. The revenues of the Internet service provider segment are provided primarily by DFW and its consolidated subsidiaries. The revenues of the wireless networks business segment are provided primarily by the operations of Kite Broadband

The costs of the network services that we provide to our customers are comprised primarily of telecommunications charges, including data transmission and database access, leased digital capacity charges, circuit installation charges, and activation charges. The costs of database access, circuits, installation charges and activation charges are based on fixed fee and/or measured services contracts with local exchange carriers, inter-exchange carriers and data services providers. The cost of providing services to our customers also includes salaries, equipment maintenance and other costs related to the ongoing operation of our network facilities. Our other operating expenses include costs related to sales, marketing, administrative and management personnel; outside legal, accounting and consulting services; advertising and occupancy expenses; and other costs of being a publicly traded company, including legal and audit fees, insurance premiums and board of director fees.

Geographic Markets

Through our various businesses, we provide service to customers located throughout the United States. However, certain portions of our consolidated business are concentrated in certain geographic markets. For example, the business of CloseCall is concentrated in the mid-Atlantic region of the country. Although Davel has payphones located across the United States, approximately 75%, of the payphones are located in warm climate states of the southwest, southeast and west and approximately 25% of the payphones are located in Midwest, Northwest, and Northeast sections of the country, with usage during the winter months reduced by the cold climate. The Internet services business provides service to customers that are primarily located in the states of California, Texas, Arizona, Louisiana, Kansas, Missouri, Wisconsin, and Ohio.

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

Prior to January 2004, we were a development stage company. Although we were incorporated only six years ago, we have undergone a number of changes in our business strategy and organization. In June 2001, we focused our business on the integration and marketing of complete mobile information solutions to meet the needs of mobile professionals. In April 2002, we acquired NeoReach and shifted our focus toward solutions supporting the third generation wireless market that provides broadband to allow faster wireless transmission of data, such as the viewing of streaming video in real time. We shifted our business strategy in December 2003 with a new management team, expanding significantly the scope of our business activity to include Internet access services, local and long distance telephone services and the ownership and operation of payphones. In 2005, we began to invest in the business of deploying broadband wireless networks and providing wireless network access services in wireless access zones to be primarily located in municipality-sponsored areas. As indicated above, we entered these businesses primarily through acquisitions. We have completed twenty-one (21) acquisitions within the last thirty-three (33) months. Accordingly, our experience in operating our current businesses is limited. The Company has lost money historically. For the fiscal years ended March 31, 2006 and 2005, we incurred net losses of $10,176,407 and $5,359,722, respectively, and we incurred an additional net loss of $8,848,421 in the six months ended September 30, 2006.

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

On October 15, 2004, we closed our acquisition of CloseCall, which further established our presence in the CLEC business. One month later, we closed our acquisition of Davel. On June 30, 2005, we acquired AFN.

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

Recent Developments

On April 20, 2006, we announced our selection by Yuma, Arizona, for the deployment, ownership and management of a wireless network that will initially cover a portion of the 106 square mile city limits. Yuma is the third largest city in Arizona outside of the Phoenix and Tucson metropolitan areas with an estimated population of approximately 89,000 residents.

On August 18, 2006, we announced the signing of a definitive agreement with the city of Longmont, Colorado, for the deployment, ownership and management of a city-wide wireless network, an area covering 22 square miles with approximately 81,000 residents.

The cities of Chandler and Gilbert, Arizona; Farmers’ Branch, Texas; Akron, Ohio; and Cuyahoga Falls, Ohio, have also selected us for the proposed deployment, ownership and management of their planned wireless networks. Currently, we are negotiating definitive contracts and/or developing pilot deployments with certain of these municipalities. The deployment of the network in Farmers’ Branch has been substantially completed. We have begun the deployment of the network in Chandler. As of September 30, 2006, we had purchased networking and related equipment for these networks in the amounts of approximately $1,472,000 and $1,327,000, respectively.

On June 9, 2006, the Company announced that it would no longer pursue a project to establish a wireless broadband network for the City of Sacramento, California. The Company arrived at this decision after it determined that the demands made upon the Company by the city of Sacramento during contract negotiations were inconsistent with the Company’s current business model and the original award made by the city. Likewise, during the current quarter, we discontinued negotiations with the prime contractor for the Brookline, Massachusetts wireless network deployment.

On June 28, 2006, we signed agreements with an equipment leasing firm in order to execute a sale/leaseback transaction covering certain of the municipal wireless network equipment in Tempe, Arizona. The sale of the equipment provided $2,000,000 in proceeds; the leaseback period is 36 months and includes a fair-market-value purchase option at the end of the lease term. On October 10, 2006, we signed a master equipment lease agreement with a different lease financing firm that may provide up to $3 million in lease financing capital for future network core infrastructure and certain deployed equipment. See the Liquidity and Capital Resources section below for additional discussion of these leasing transactions.

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

On June 30, 2006, the Company issued the Amended Debenture to Cornell Capital, replacing the original Debenture. The Debenture was payable in quarterly installments over a three-year period with $4,500,000 scheduled to be paid in cash over the year ending March 31, 2007. Pursuant to the Amended Debenture, the amended principal amount of $15,149,650 is currently scheduled to be retired at a rate of $250,000 per week, with payments scheduled to commence in mid-November 2006. However, under certain conditions including Cornell Capital having the statutory ability to sell the shares in the open market, the Company has the option of making the weekly payments in the form of cash or our common stock. Like the Debenture, the Amended Debenture bears interest at an annual rate of 7.75%. See the Liquidity and Capital Resources section below for additional discussion of the Amended Debenture.

On August 28, 2006, the Company entered into a financing agreement with Cornell Capital with the purpose of providing up to $7.0 million in debt financing to the Company with the proceeds provided in three tranches (the “Tranche Debenture Agreement”). At the closing of each tranche, the Company will issue Cornell Capital a 7.75% secured convertible debenture in the principal amount for that tranche. On August 30, 2006, the Company closed the first tranche in the amount of $2.3 million, issuing the First Tranche Debenture. Under the terms of this First Tranche Debenture, the Company is scheduled to make weekly principal payments of at least $125,000 commencing January 2, 2007, with interest on the outstanding principal balance payable at the same time. Under conditions similar to those included in the Amended Debenture, the Company has the right to make any and all such principal payments by issuing shares of its common stock to Cornell Capital. Under an amendment to the Tranche Debenture Agreement signed on October 23, 2006, the additional tranches were rescheduled such that $1,175,000 of gross proceeds will be available no later than November 15, 2006, $1,175,000 of gross proceeds will be available on February 1, 2007, and $2,350,000 will be available upon the Company successfully registering the conversion shares of common stock for resale.

The Company filed a registration statement on Form S-3 on October 12, 2006 including the shares of our common stock that would be issued pursuant to our making the scheduled maturity payments of the Amended and First Tranche Debentures with shares of common stock. However, we have not yet received clearance from the SEC that would allow the registration to be declared effective.

On August 28, 2006, a leading provider of triple play cable TV, high-speed Internet and telephone services, RCN Corporation (“RCN”), announced that it had reached a pilot agreement with the Company whereby RCN will offer cellular service to its subscribers supplied by CloseCall America. Under this arrangement, it is intended that CloseCall America will perform all supporting activities including sales, provisioning, billing and customer care. The initial trial of this program was commenced in September 2006 in Boston, Massachusetts. The arrangement contemplates that upon the occurrence of a successful trial, the program will be extended to other RCN markets around the country. However, if the trial is deemed to be unsuccessful, the relationship would likely be terminated.

On July 6, 2006, the Company announced that its Internet gaming subsidiary, ProGames Network, Inc. (“ProGames”), closed an initial round of financing that provided $138,500 in gross proceeds under a series of debentures convertible into shares of common stock of ProGames. The proceeds were used primarily to fund certain operating costs of ProGames including the development of a web-site. ProGames was formed in December 2005 in order to pursue select opportunities in the Internet gaming space including the development of tools, content and connectivity for online gamers. Under U.S. law, the ability to market “games of chance” is limited by the federal Wire Act and various state anti-gambling laws. In the three and six months ended September 30, 2006, Mobilepro expensed approximately $88,000 and $182,000 in costs associated with the start-up of this business.

Management Opportunities and Challenges

Management continues to concentrate its efforts on the business development and network deployment activities of the wireless network business, the consolidation and integration of the Internet services and voice services businesses, and the identification and securing of additional sources of growth capital.

As discussed above, we see opportunity for growth in the emerging market presented by municipally sponsored broadband wireless networks. Our acquisition strategy of the last two years has been executed, in part, with the objective of establishing a viable telecommunications company with sufficient credibility to be considered for selection by cities for the deployment, ownership and management of broadband wireless networks. The effectiveness of our business plan execution was initially confirmed by the selection by Tempe, Arizona, of Kite Networks (formerly NeoReach Wireless) for its network. Subsequently, we were selected by nine other cities for the deployment, ownership, and management of such networks. However, as discussed above, the Company withdrew from the Sacramento, California, and Brookline, Massachusetts, deployment projects during contract negotiation.

The ramp-up time from selection to the completion of deployment can exceed six months. As a result, we have incurred significant costs related to this business before any significant revenues are expected. Operating costs for Kite Networks were approximately $1,960,000 in the year ended March 31, 2006, and approximately $1,149,000 in the six months ended September 30, 2006. The capital equipment costs for the Tempe network exceeded $2,800,000. As of September 30, 2006, we had purchased networking equipment for the Farmers’ Branch and Chandler networks in the amounts of approximately $1,472,000 and $1,327,000, respectively. The transmission equipment being installed by us incorporates certain new technologies that are largely untested in these types of networks. Should functionality prove to be ineffective, we may be required to make additional expenditures to upgrade or replace equipment that has already been installed. In order to fund the equipment costs and operating expenses of this business, we are required to obtain investment capital from external sources. The cash flow from the operations of the voice and Internet services business is not sufficient to fully fund this business.

Many of the companies that we have acquired are experiencing declining revenues as we expected. Over 80% of the customers of our Internet services business are subscribers to dial-up service. The revenues of this business segment have declined from a level of approximately $4,037,000 for the three months ended June 30, 2005 to approximately $2,725,000 (before the addition of InReach revenues) for the three months ended September 30, 2006, a decline of approximately 32.4%. Likewise, the pay telephone business is declining due primarily to the public’s increasing usage of competitive technologies. Revenues for Davel for the quarter ended September 30, 2006 were approximately $8,565,000 compared with revenues of approximately $11,060,000 for the prior year quarter, a decline of 22.6%. The declining revenues of these businesses, without a corresponding decrease in the cost of such services, and the operating costs of Kite Networks discussed above are adversely affecting our operating profitability.

During the three months ended December 31, 2005, both the Internet service provider segment and the voice services segment incurred operating losses that were not expected. As a result, we reviewed the carrying values of the assets of these segments and determined that an adjustment for goodwill impairment was appropriate at December 31, 2005. We recorded an impairment charge in the amount of $3,764,429, including $1,945,519 related to the Internet service provider companies and $1,818,910 related to Affinity. We experienced a significant and steady loss of Affinity customers, and Affinity incurred bad debt losses at a greater rate than in our other CLEC companies. The negative customer churn of dial-up ISP customers has exceeded our expectations, contributing to the net losses incurred by this segment during the most recent four quarters. As a result, we have recorded additional impairment charges related to the ISP companies in the amounts of $682,116, $348,118 and $529,736 in the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, respectively. Future assessments of the acquisition fair values could identify material impairment losses resulting in substantial additional write-offs of goodwill. Such adjustments could have material adverse non-cash effects on our results of operations and our financial position.

In order to attain and to sustain the profitability of our Internet and voice services businesses, last year we began a project to consolidate these operations that we expect to substantially complete during fiscal 2007. In connection with this project, we recorded a restructuring charge of $825,703 in the fiscal year ended March 31, 2006, and an additional charge of $303,671 in the quarter ended June 30, 2006, with the charges relating to employee terminations, fixed asset disposals and leased facilities. As additional employee terminations occur, we may record additional charges for restructuring costs during the remainder of fiscal 2007. These amounts have not yet been determined.

A major challenge is the pursuit of new financing in order to fund the build out of our municipal wireless networks, to support the operating expenses of the wireless networks business and to provide funds for potential future acquisitions. Because of the Company’s negative cash flows, the lack of a significant credit history and the difficulties that we are experiencing in registering our securities with the SEC, establishing alternative sources of growth capital on terms that would be considered conventional is proving to be difficult. Nonetheless, as described above, in the current year, we have entered into two lease financing arrangements for the purchase of certain municipal wireless network equipment, and we have obtained extended payment terms from an alternative provider of wireless network transmission equipment that we are using in connection with the Longmont, Colorado, deployment. In addition, Cornell Capital has provided funding and amended the payment terms of the debentures in recognition of the Company’s tight cash position (see the discussion of the Amended Debenture and the Tranche Debenture Agreement above).

In order to register previously issued unregistered shares for resale and thereby create liquidity for the selling stockholders identified therein, we filed a registration statement on Form S-3 on October 12, 2006 after withdrawing our Form SB-2. The Company had previously amended the Form SB-2 on five occasions in attempts to respond to a series of comment letters received from the SEC. At the date of this filing, we are preparing a response to the comment letter recently recieved from the SEC concerning the registration statement on Form S-3.

We believe that we will be successful in securing additional alternative financing in the future. With that belief, we did not pursue an extension or renewal of the SEDA that expired in May 2006. As discussed elsewhere in this document, raising capital is a time intensive and risky process, and there can be no assurance that we will be successful in securing additional financing in the future.

Critical Accounting Policies

We believe there have been no significant changes in our critical accounting policies during the current year as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006.

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

SFAS 123R requires that the compensation cost relating to share-based payment transactions be recorded in financial statements. For each transaction, compensation cost is to be measured based on the fair value of the equity or liability instrument issued. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition of compensation expense. We have adopted SFAS 123R in the current year. As a result, we recorded compensation expense in the amounts of $485,091 and $471,556 for the first and second quarters of the current year that are included in the condensed consolidated results of operations for the three and six months ended September 30, 2006.

Results of Operations and Financial Condition

We note that effective analysis of our operations with an approach of comparing results for a current period with the results of a corresponding prior period may be difficult due to the number of acquisitions that we have completed and the significant number of shares of our common stock that we have issued to the former owners of acquired companies and Cornell Capital. In order to analyze ourselves, we focus not only on achieving increasing amounts of net income and Adjusted EBITDA, but emphasize the change of net income/(loss) per share.

The Three Months Ended September 30, 2006 and 2005

Total Revenues

We reported consolidated revenues of $23,410,650 in the quarter ended September 30, 2006 compared with revenues of $26,546,650 in the prior year quarter, a decrease of 11.8%. Since April 1, 2004, we have completed the acquisition of 19 companies that together have provided significant revenues to us in all three operating segments. The most significant portions of our revenues are provided by our CloseCall and Davel subsidiaries that were acquired in October 2004 and November 2004, respectively. As a result, revenues for these companies were included in our consolidated results of operations for the quarters ended September 30, 2006 and 2005. Major acquisitions in the prior year included AFN, acquired on June 30, 2005, and InReach, acquired on November 1, 2005. We also obtained a 51% ownership interest in Kite Broadband in June 2005; this entity commenced operations on July 1, 2005 (in January 2006 we subsequently acquired the remaining 49% of Kite Broadband and 100% interest in Kite Networks). The revenues of these new entities were included in our consolidated results of operations from those dates. Despite the addition of the revenues from InReach and the increase in revenues for AFN and Kite Networks, consolidated revenues declined between years. The amounts of revenues for each company that were included in our consolidated revenues for the quarters ended September 30, 2006 and 2005 were as follows.

Company	2006	2005	Change
Davel	$8,564,757	$11,023,391	$(2,458,634)
CloseCall (includes Affinity)	5,923,077	6,677,701	(754,624)
Kite Broadband	2,893,582	3,385,314	(491,732)
DFW (Nationwide)	2,725,120	3,823,619	(1,098,499)
AFN (includes US1)	2,136,987	1,632,488	504,499
InReach	1,095,400	—	1,095,400
Kite Networks	71,727	4,137	67,590
Total Revenues	$23,410,650	$26,546,650	$(3,136,000)

Voice Services. We deliver voice communications services to end users on a retail basis principally though this business segment. Revenues from our voice services segment for the quarters ended September 30, 2006 and 2005 were $16,624,821, or 71.0% of consolidated revenues, and $19,333,581, or 72.8% of consolidated revenues, respectively, representing a 14.0% decline between years. Revenues of this segment are provided by Davel, CloseCall and AFN. This group derives most of its operating revenues from recurring monthly charges, coin revenue and “dial-around” revenues (intercarrier compensation paid to us by the providers of 800 numbers at the rate of 49.4 cents per call) that are generated by our communications services. The decrease in revenues between years is primarily attributable to the decline in the payphone revenues of Davel.

The proliferation of cell phone use by consumers has caused a continuous reduction in the use of payphones. As presented above, the revenues for Davel for the quarter ended September 30, 2006 were $8,564,757 compared with revenues of approximately $11,023,391 for the prior year, a decline of approximately 22.3% between years. In an attempt to maintain profitability, we have reduced the number of payphones by removing those phones receiving minimal use and thereby eliminating the costs to support and maintain those phones. For example, Davel had an average of 32,135 payphones in operation during the quarter ended September 30, 2006, compared with an average of 36,754 payphones in operation during the quarter ended September 30, 2005, a decline of approximately 12.6%. The average monthly revenues per average payphone for the quarters ended September 30, 2006 and 2005 were $88.84 and $99.97, respectively, representing a decline of 11.1% between years.

The local and long distance service revenues of CloseCall are being negatively affected by a continued decline in rates and competitive pressures to bundle services together and to provide long distance minutes of use within local service product offerings. Our existing base of business of long distance minutes is also subject to increasing competition from both VoIP and competing wireless service offerings. As a result, the business of CloseCall declined in the quarter, experiencing a reduction in quarterly revenues of approximately 11.3% compared with the prior year quarter. In order to reduce the amount of net negative customer churn, we are increasing the promotion of our brand and our bundled service offerings. In addition, we plan to reduce the net negative churn in customers by increasing our advertising and promotional activities and by continuing to focus on superior customer service. In addition, we expect CloseCall’s revenues from the delivery of cellular telephone services to increase during the remainder of the year as the result of the recently announced relationship with RCN whereby CloseCall would provide such service to RCN customers.

On the other hand, the business of AFN has grown. Revenues were $2,136,987 for the current quarter, or 9.1% of consolidated revenues, compared with revenues for the prior-year quarter of $1,632,488, or 6.1% of consolidated revenues, representing an increase in revenues of 30.9% between years. The increase in revenues is attributable primarily to increased volumes with its business customers.

Internet Services. We deliver data communications services to end users on a retail basis principally though this business segment. Revenues from Internet services for the quarters ended September 30, 2006 and 2005 were $3,820,520, or 16.3% of consolidated revenues, and $3,823,619, or 14.4% of consolidated revenues, respectively, representing a decline of less than 1% between years. However, current year revenues included $1,095,400 in revenues attributable to InReach, a company that we acquired on November 1, 2005. As stated above, the loss of customers by this business, which include mostly dial-up Internet access subscribers, has exceeded our expectations thus contributing to the goodwill impairment losses recorded in each of the last four quarters. In order to attempt to reverse the future loss of revenues, we are focused on the retention of existing subscribers through the improvements in the quality of the Internet service offerings and customer support. To that end, we recently gave Lisa Bickford, the former general manager of InReach, the operational responsibility for the entire Internet service provider business.

Wireless Networks. The revenues of this operating segment principally relate to Kite Broadband. Kite Broadband’s revenues for the quarters ended September 30, 2006 and 2005 were $2,893,582, or 12.4% of consolidated revenues, and $3,385,314, or 12.8% of consolidated revenues, respectively. Since its formation, the number of Kite Broadband customers has declined by approximately 14.8%. Through improvements in the quality of the service, we expect to increase our customer retention rate and achieve a slight increase in the quarterly revenues of Kite Broadband’s business in the remainder of fiscal 2007. Although the revenues of Kite Networks for the current quarter represented less than 1% of consolidated revenues, they include the revenues derived from the initial operations of the wireless network in Tempe, Arizona. Such revenues increased to $71,727 for the quarter ended September 30, 2006 from $55,314 for the quarter ended June 30, 2006.

Corporate. From time to time, the corporate segment generates miscellaneous revenues. No such revenues were generated by this segment in the current or prior year periods.

Operating Costs and Expenses

Total operating costs and expenses for the quarters ended September 30, 2006 and 2005, were $26,994,624 and $25,181,706, respectively, representing approximately 115% and 95% of consolidated revenues for the respective periods. Excluding cost of services, such costs were $13,857,378 and $13,527,311, respectively, representing approximately 59% and 51% of consolidated revenues for the respective periods. Further, excluding depreciation, amortization, stock compensation and charges relating to goodwill impairment and restructuring, such operating expenses were $11,427,026 and $12,479,992, respectively, representing approximately 49% and 47% of consolidated revenues for the respective periods. These operating expenses have been reduced by $1,052,966 between years, or 8.4%, due primarily to our restructuring activities that are reducing compensation and other related general and administrative costs. Such expenses were approximately $12.0 million in the first quarter of the current year.

Depreciation and amortization expenses were $1,448,892 and $1,047,319 in the quarters ended September 30, 2006 and 2005, respectively. The increase between quarters is due primarily to current-quarter depreciation on municipal wireless network equipment in the amount of $209,703.

Costs of services were $13,137,246 and $11,654,395, respectively, in the quarters ended September 30, 2006 and 2005, an increase of approximately 12.7% between quarters. These costs, expressed as a percentage of revenues for the corresponding periods, were 56.1% and 43.9%, respectively, for the current and prior-year quarters. The increase in the dollars of such costs between quarters was due primarily to the additional costs of AFN, InReach and Kite Networks. The comparable businesses of Davel, CloseCall, DFW and Kite Broadband all experienced increases in such costs, expressed as percentages of corresponding revenues, since costs related to network lines and circuits could not be reduced enough to keep pace with the declining revenues.

An analysis of the change between quarters in net consolidated operating expenses follows:

Net consolidated operating expenses, quarter ended September 30, 2005	$12,479,992
Operating expenses of InReach	575,214
Operating expenses of comparable businesses	(1,721,261)
Stock compensation charge (adoption of SFAS 123R)	471,556
Goodwill impairment charge	529,736
Restructure charge	(19,832)
ProGames costs	93,081
Net consolidated operating expenses, quarter ended September 30, 2006	$12,408,486

Net consolidated operating expenses above	$12,408,486
Cost of services	13,137,246
Depreciation and amortization	1,448,892
Consolidated operating costs and expenses, quarter ended September 30, 2006	$26,994,624

Interest Expense

Interest expense, net, was $526,940 for the quarter ended September 30, 2006 compared with $698,335 in the prior year. During the first quarter of the current year, we completed the retirement of our notes payable to Cornell Capital. During the second quarter of the current fiscal year, we issued a new debenture to Cornell Capital in the amount of $2.3 million, bearing stated interest at 7.75%.

The major components of net interest expense for quarters ended September 30, 2006 and 2005 are presented in the following schedule.

Type of Debt	2006	2005
Notes payable to Cornell Capital	$—	$198,049
SEDA draw discounts	—	142,847
Convertible debentures (at stated rate)	312,541	302,781
Discount amortization amounts	149,115	100,376
Other, net	65,284	(45,718)
Interest Expense, net	$526,940	$698,335

Net Loss

We reported a net loss of $4,110,914 for the quarter ended September 30, 2006, or $0.0070 per share, compared with net income of $523,900, or $0.0012 per diluted share, for the prior year quarter. The loss was due primarily to the reduction in revenues, the increase in the cost of services, depreciation and amortization, and certain other non-cash charges. The current quarter results included non-cash charges related to goodwill impairment, restructuring and stock compensation that totaled $981,460; no such charges were included in the prior-year quarter. The voice services segment incurred a net loss of $137,674 for the current quarter compared with net income of $2,098,299 in the prior year quarter as revenues declined by approximately 14.0% without a corresponding decrease in the cost of services. The Internet service segment incurred a net loss of $888,669 for the current quarter compared with net income of $277,183 in the prior year quarter. Although the addition of InReach enabled this segment to maintain its level of revenues between years, the cost of services and other operating expenses increased. In addition, a goodwill impairment charge of $529,736 was recorded in the current quarter related the DFW group of companies. Net losses incurred by both Kite Broadband and Kite Networks primarily caused the net loss of $1,426,715 reported by the wireless networks segment for the current quarter as revenues declined by approximately 12.5% without a corresponding decrease in the cost of services. Corporate expenses were $1,657,856 in the current quarter, including $471,556 in stock compensation and $93,081 in ProGames expenses, offset by a reduction in interest expense; corporate expenses were $1,288,524 in the prior-year quarter.

The Six Months Ended September 30, 2006 and 2005

Total Revenues

We reported consolidated revenues of $46,753,436 in the six months ended September 30, 2006 compared with revenues of $49,052,495 in the prior year period, a decrease of 4.7%. The current year results include the revenues of AFN and Kite Broadband for two quarters (the prior-year results include only one quarter) and the revenues of InReach. However, the revenues of each of the significant comparable companies, Davel, CloseCall, and DFW, declined between years. The amounts of revenues for each company that were included in our consolidated revenues for the six months ended September 30, 2006 and 2005 were as follows.

Company	2006	2005	Change
Davel	$16,762,255	$22,187,052	$(5,424,797)
CloseCall (includes Affinity)	11,778,334	13,852,722	(2,074,388)
Kite Broadband	5,876,580	3,385,314	2,491,266
DFW (Nationwide)	5,705,958	7,861,019	(2,155,061)
AFN (includes US1)	4,168,273	1,756,258	2,412,015
InReach	2,334,995	-	2,334,995
Kite Networks	127,041	10,130	116,911
Total Revenues	$46,753,436	$49,052,495	$(2,299,059)

Operating Costs and Expenses

Total operating costs and expenses for the six months ended September 30, 2006 and 2005, were $54,271,241 and $46,336,184, respectively, representing approximately 116% and 94% of consolidated revenues for the corresponding periods. Excluding cost of services, such costs were $28,372,037 and $23,659,927, respectively, representing approximately 61% and 48% of consolidated revenues for the corresponding periods. Further, excluding depreciation, amortization, stock compensation and charges relating to goodwill impairment and restructuring, such operating expenses were $23,473,894 and $21,790,231, respectively, representing approximately 50% and 44% of consolidated revenues for the corresponding periods despite the reduction of $1,052,966 in such costs in the current quarter compared with the prior year.

Depreciation and amortization expenses were $2,779,803 and $1,869,696 in the six months ended September 30, 2006 and 2005, respectively. The increase between quarters is due primarily to current-year depreciation on municipal wireless network equipment in the amount of $373,362, and the inclusion of the depreciation and amortization of Kite Broadband for the full six months of the current year period ($469,221), including amortization related to the Sprint contract (see Notes 2 and 6 to the condensed consolidated financial statements included herein). The prior-year period included only three months of depreciation and amortization for Kite Broadband ($181,563).

Costs of services were $25,899,204 and $22,676,257, respectively, in the six months ended September 30, 2006 and 2005, an increase of approximately 14.2% between years. These costs, expressed as a percentage of revenues for the corresponding periods, were 55.4% and 46.2%, respectively, for the current and prior-year periods. The increase in the dollars of such costs between quarters was due primarily to the additional costs of AFN, Kite Broadband, InReach and Kite Networks. The comparable businesses of Davel, CloseCall, and DFW all experienced decreases in such costs between years. However, such costs, expressed as percentages of corresponding revenues, increased between years as costs related to network lines and circuits could not be reduced to keep pace with the declining revenues.

An analysis of the change between years in net consolidated operating expenses follows:

Net consolidated operating expenses, six months ended September 30, 2005	$21,790,231
Operating expenses of acquired companies	3,215,965
Operating expenses of comparable businesses	(1,879,693)
Stock compensation charge (adoption of SFAS 123R)	956,647
Goodwill impairment charges	877,854
Restructure charges	283,839
Write-off of investment banking fees	165,886
ProGames costs	181,505
Net consolidated operating expenses, six months ended September 30, 2006	$25,592,234

Net consolidated operating expenses above	$25,592,234
Cost of services	25,899,204
Depreciation and amortization	2,779,803
Consolidated operating costs and expenses, six months ended September 30, 2006	$54,271,241

Interest Expense

Interest expense, net, was $921,015 for the six months ended September 30, 2006 compared with $1,630,510 in the prior year. During the first quarter of the current year, we completed the retirement of our notes payable to Cornell Capital and allowed the term of the SEDA to expire. During the second quarter of the current fiscal year, we issued a new debenture to Cornell Capital in the amount of $2.3 million, bearing stated interest at 7.75%. The prior year included interest expense related to a bridge loan payable to Airlie Opportunity Fund that was refinanced in May 2005.

The major components of net interest expense for six months ended September 30, 2006 and 2005 are presented in the following schedule.

Type of Debt	2006	2005
Notes payable to Cornell Capital	$25,074	$432,361
SEDA draw discounts	137,795	237,805
Convertible debentures (at stated rate)	602,370	460,753
Discount amortization amounts	246,254	150,565
Airlie bridge loan	—	381,225
Other, net	(90,478)	(32,199)
Interest Expense, net	$921,015	$1,630,510

Net Loss

We reported a net loss of $8,848,421 for the six months ended September 30, 2006, or $0.0151 per share, compared with net income of $943,092, or $0.0023 per diluted share, for the prior year period. The current year results included charges for stock compensation, goodwill impairment and restructuring that totaled $2,118,340, and a loss incurred on the extinguishment of debt in the amount of $409,601 (see Note 7 to the condensed consolidated financial statements). The voice services segment incurred a net loss of $706,207 for the current year compared with net income of $3,828,715 in the prior year as revenues declined by approximately 13.5% while the total cost of services for the segment increased. Despite a 2.2% increase in segment revenues between years, the Internet services business incurred a net loss of $1,321,921 for the current year compared with net income of $505,490 in the prior year as operating expenses (including the costs incurred by InReach) increased between years and goodwill impairment and restructuring charges of $877,854 and $97,871, respectively, were recorded in the current year. Net losses incurred by both Kite Broadband and Kite Networks caused the net loss of $2,603,278 reported by the wireless networks segment for the current year, relating primarily to the start-up of the municipal wireless business. Corporate expenses were $4,217,015 in the current year, including $956,647 in stock compensation, $185,968 in restructuring charges, the loss on extinguishment of debt of $409,601, the write-off of the investment banking fees in the amount of 165,886, and $181,505 in ProGames organizational costs. Such increases were partially offset by a substantial reduction in net interest expense between years as presented above.

Adjusted EBITDA Presentation

EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, and in the case of Adjusted EBITDA, before goodwill impairment, restructuring charges and other non-operating costs. Adjusted EBITDA is not a measurement of financial performance under GAAP. However, we have included data with respect to Adjusted EBITDA because we evaluate and project the performance of our business using several measures, including Adjusted EBITDA.

The computations of Adjusted EBITDA for the quarters ended September 30, 2006 and 2005 were as follows.

	2006	2005
Net income/(loss)	$(4,110,914)	$523,900
Add non-EBITDA items included in net
results:
Depreciation and amortization	1,448,892	1,047,319
Interest expense, net	526,940	698,335
Goodwill impairment and restructuring
charges	509,904	—
Stock compensation expense	471,556	—

Adjusted EBITDA	$(1,153,622)	$2,269,554

The computations of Adjusted EBITDA for the six months ended September 30, 2006 and 2005 were as follows.

	2006	2005
Net income/(loss)	$(8,848,421)	$943,092
Add non-EBITDA items included in net
results:
Depreciation and amortization	2,779,803	1,869,696
Interest expense, net	921,015	1,630,510
Goodwill impairment, restructuring
charges and write-offs	1,416,003	—
Stock compensation expense	956,647	—
Loss on debt extinguishment	409,601	—

Adjusted EBITDA	$(2,365,352)	$4,443,298

We consider Adjusted EBITDA to be an important supplemental indicator of our operating performance, particularly as compared to the operating performance of our competitors, because this measure eliminates many differences among companies in financial, capitalization and tax structures, capital investment cycles and ages of related assets, as well as certain recurring non-cash and non-operating items. We believe that consideration of Adjusted EBITDA should be supplemental, because Adjusted EBITDA has limitations as an analytical financial measure. These limitations include the following: Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments; Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; Adjusted EBITDA does not reflect the effect of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and not all of the companies in our industry may calculate EBITDA in the same manner in which we calculate Adjusted EBITDA, which limits its usefulness as a comparative measure.

Management compensates for these limitations by relying primarily on its GAAP results to evaluate its operating performance and by considering independently the economic effects of the foregoing items that are not reflected in Adjusted EBITDA. As a result of these limitations, Adjusted EBITDA should not be considered as an alternative to net income (loss), as calculated in accordance with generally accepted accounting principles, as a measure of operating performance, nor should it be considered as an alternative to cash flows as a measure of liquidity.

Further, we realize that effective analysis of our operations with an approach of comparing results for a current period with the results of a corresponding prior period may be difficult due to the significant number of acquisitions and stock issues that we have completed. In order to analyze ourselves, we focus not only on achieving increasing amounts of net income and Adjusted EBITDA, but strive to increase net income per share.

Liquidity and Capital Resources

During the six months ended September 30, 2006, our balance of unrestricted cash and cash equivalents decreased by $2,114,763 to $3,283,118.

Net cash used in operations during the six months ended September 30, 2006 was $3,876,369, reflecting the funding of operating expenses incurred by the Company and including a significant reduction of $2,766,062 in the total amount of accounts payable and accrued liabilities. Partially offsetting these factors was a $1,390,429 reduction in the balance of accounts receivable during the current year as, based on revenues for the respective preceding quarters, we reduced days sales in receivables to 35.7 days at September 30, 2006 from 39.8 days at March 31, 2006.

We used net cash of $3,338,296 in connection with investing activities during the current year. We made capital expenditures during the current year totaling $4,543,094 including approximately $3,297,000 related to the deployment of municipal wireless networks. Net cash proceeds of $1,300,000 were provided from the sale of certain wireless network equipment in Tempe (see additional discussion of this sale/leaseback transaction below).

Our financing activities during the current year provided net cash of $5,099,902. Cash provided to us from the sale of common stock, primarily sales to Cornell Capital pursuant to the SEDA, totaled $6,660,652. Cash proceeds received from the issuance of convertible debentures were $2,438,500. During the current year, we used cash to make payments reducing the balance of notes payable and other debt amounts. The net reduction was $3,823,250 including the payment of the balance of notes payable to Cornell Capital in the amount of $3,600,000.

We expect that our future cash flows from operations will not be adequate to meet our anticipated cash needs in fiscal 2007. Most important, we estimate that aggregate capital expenditures of approximately $18-$22 million will be required in order to complete the municipal wireless network deployments awarded to us to date. In order to support the municipal wireless network business operations, to complete the deployment of these wireless networks, and to pursue one or more significant strategic acquisitions, we will need to incur additional debt or issue additional equity. Our expectation for the Company’s revenue-producing businesses is that they will achieve at least an aggregate breakeven cash flow from operations and cover corporate expenses. Notwithstanding our expectation, that did not occur in the three or six months ended September 30, 2006. A further decline in our revenue-generating businesses will increase our need for cash.

On May 19, 2006, the SEDA expired without renewal. The SEDA was important to the growth of our Company. However, we came to believe that the potential additional issuances of common stock pursuant to the SEDA resulted in an overhang that was depressive to the trading price of our common stock. We also believe that less expensive financing alternatives may be available to the Company. However, the successful pursuit of alternative sources of capital has been very difficult. Our group of businesses, our history of net losses, our lack of a corporate credit history with significant suppliers and the long paybacks associated with investments in municipal wireless networks have proven to be significant obstacles to overcome in our search for capital. Nonetheless, we continue to pursue the close of a transaction or series of transactions that we believe will enable us to continue with the execution of our business plan for fiscal year 2007.

Cornell Capital has continued to support the Company. On June 30, 2006, we entered into an amended 7.75% secured convertible debenture in the amount of $15,149,650 with Cornell Capital, replacing the convertible debenture with an outstanding principal amount of $15,000,000 (and accrued interest payable at June 30, 2006 of approximately $149,650) that was issued to Cornell Capital in May 2005. Under the terms of the Amended Debenture, we have agreed to make weekly scheduled principal payments of at least $250,000 commencing in mid-November 2006 with interest on the outstanding principal balance payable at the same time. We have the right to make any and all such principal payments by issuing shares of our common stock to Cornell Capital provided that such shares are tradable under Rule 144 of the Securities Act of 1933 (the “Securities Act”), are registered for sale under the Securities Act or are freely tradable by Cornell Capital without restriction. The amount of such shares shall be based upon the lower of $0.275 per share or 93% of the average of the two lowest daily volume weighted average per share prices of our common stock during the five days immediately following the scheduled payment date. Cornell Capital may convert all or any part of the unpaid principal and accrued interest owed under the Amended Debenture into shares of our common stock at a conversion price of $0.275 per share. The Amended Debenture eliminated the requirement to renew the SEDA and is secured by a blanket lien on our assets. With the issuance of the Amended Debenture, we believe that we have deferred a cash requirement of $4,500,000 (the amount of the scheduled principal payments in the twelve month period ending March 31, 2007) relating to fiscal year 2007.

On August 28, 2006, the Company entered into a financing agreement with Cornell Capital providing up to $7.0 million in debt financing with the proceeds provided in three tranches (the “Tranche Debenture Agreement”). At the closing of each tranche, the Company will issue Cornell Capital a 7.75% secured convertible debenture in the principal amount for that tranche, convertible into common stock at $0.174 per share. On August 30, 2006, the Company closed the first tranche in the amount of $2.3 million, issuing the First Tranche Debenture. Under the terms of this First Tranche Debenture, the Company will make weekly scheduled principal payments of at least $125,000 commencing January 2, 2007, with interest on the outstanding principal balance payable at the same time. If the shares of our common stock are saleable by Cornell Capital in the open market, the Company has the right to make any and all such principal payments by issuing shares of its common stock to Cornell Capital with the amount of such shares based upon the lower of $0.174 per share or 93% of the average of the two lowest daily volume weighted average per share prices of its common stock during the five days immediately following the scheduled payment date. Cornell Capital may convert all or any part of the unpaid principal and accrued interest owed under the First Tranche Debenture into shares of our common stock at a conversion price of $0.174 per share.

Under an amendment to the Tranche Debenture Agreement signed on October 23, 2006, the additional tranches were rescheduled such that $1,175,000 of gross proceeds will be available no later than November 15, 2006, $1,175,000 of gross proceeds will be available on February 1, 2007, and $2,350,000 will be available upon the Company successfully registering the conversion shares of common stock for resale.

The Company filed a registration statement on Form S-3 on October 12, 2006 including the shares of our common stock that would be issued pursuant to our making the scheduled maturity payments of the Amended and First Tranche Debentures with shares of common stock. However, we have not yet received clearance from the SEC that would allow the registration to be declared effective.

There can be no assurance that the registration statement on Form S-3 will become effective, or become effective in time to allow the Company to make its scheduled debenture maturity payments with shares of its common stock. Currently, maturity payments on the Amended Debenture are scheduled to begin at the rate of $250,000 by mid-November 2006. In the event that the Form S-3 is not declared effective, alternative sources of cash are not identified, or Cornell Capital does not agree to another delay in the commencement of the payment maturity schedule of the Amended Debenture, the Company may be unable to make this payment with cash thereby placing the Company in default of the terms of the Amended Debenture.

The issuance of each debenture to Cornell Capital has been accompanied by the issuance of a stock warrant. For example, in connection with the First Tranche Debenture, we issued to Cornell Capital a warrant to purchase 3,333,334 shares of our common stock at $0.174 per share. The Tranche Debenture Agreement requires that we issue additional warrants to Cornell Capital in connection with the future scheduled fundings. In addition, the warrants that were issued to Cornell Capital in connection with the Debenture and the Amended Debenture were amended, thereby increasing the number of shares and decreasing the per share exercise prices. The number of shares subject to exercise under the warrants related to the Debenture and the Amended Debenture were increased to 15,000,000 shares and 13,750,000, respectively, from 6,000,000 and 10,000,000, respectively. The per share exercise prices of the warrants were reduced from $0.50 and $0.275, respectively, to $0.20 in both instances.

During the current year, we have been successful in obtaining lease financing covering certain municipal wireless network equipment. On June 28, 2006, we signed agreements with an equipment leasing firm in order to execute a sale/leaseback transaction covering the municipal wireless network equipment in Tempe, Arizona. The sale of the equipment provided $2,000,000 in proceeds; the leaseback period is thirty-six months and includes a fair-market-value purchase option at the end of the lease term. However, in order to satisfy concerns about our credit worthiness, we were required to purchase certificates of deposit totaling $700,000 that serve as collateral for the benefit of the lessor. Commencing eighteen months from the lease inception and assuming that we are not in default, we shall be permitted to withdraw amounts from the certificate of deposit on a monthly basis not exceeding the amount of the monthly payment. We expect that we will structure a similar transaction covering the wireless network equipment that is being deployed in Farmers’ Branch, Texas. The cost of this equipment approximates $1,300,000. With default-free meeting of our obligations under these leases, we expect to negotiate future municipal wireless equipment lease financing with reduced collateral requirements.

On October 10, 2006, the Company signed a master equipment lease agreement with a lease financing firm that may provide up to $3 million in lease financing capital for future wireless network equipment purchases. The commitment is available only for equipment manufactured by Cisco Systems. Fifty percent of the commitment is designated for core network infrastructure equipment. The remainder of the commitment is available for transmission equipment purchases and can be used to finance up to fifty percent of the cost of such purchases. The lease term for each equipment purchase shall be twenty-four months.

Further, we continue to negotiate the addition of new financing, including financing provided by one of our vendors, and expect proceeds to be available during fiscal year 2007, and we are have obtained extended payment terms from several of our current wireless network equipment vendors.

During the current quarter, we signed an agreement to assign the rights to certain of our wireless antenna patents to an unaffiliated party for $300,000 cash upon the satisfaction of certain conditions. Although we expect that the closing of this sale will occur in the third fiscal quarter, there can be no assurance that the sale conditions will be satisfied or that we will receive any portion of the cash proceeds.

Should we fail to obtain alternative capital financing or eliminate the net losses and negative cash flows of our operating businesses, we will be required to consider other alternatives, including the reduction of our operations (in particular the deployment of additional municipal wireless networks), the discontinuance or disposal of certain assets or operations, or the sale of the Company.

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

Risks Related to Our Business

Investing in our securities involves a high degree of risk. Before investing in our securities, you should carefully consider the risks and uncertainties described below and the other information contained in this report. If any of these risks or uncertainties actually occurs, our business, financial condition or future operating results could be materially harmed. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment.

We Have Lost Money Historically Which Means That We May Not Be Able to Achieve and Maintain Profitability

We have historically lost money. In the years ended March 31, 2006 and 2005, we sustained net losses of $10,176,407 and $5,359,722, respectively. In addition, we incurred a net loss of $8,848,421 in the six months ended September 30, 2006 caused primarily by declining revenues. As a result, the amount of cash used in operations during the six months ended September 30, 2006 was $3,876,369. Future losses may occur. Accordingly, we will experience liquidity and cash flow problems if we are not able to improve our operating performance or raise additional capital as needed and on acceptable terms. If we fail to obtain alternative capital financing or eliminate the net losses and negative cash flows of our operating businesses, we will be required to consider other alternatives, including the reduction of our operations (in particular the deployment of additional municipal wireless networks), the discontinuance or disposal of certain assets or operations, or the sale of the Company.

We May Be Unable to Make the Scheduled Maturity and Interest Payments under the Amended Debenture

Under the terms of the Amended Debenture, we have agreed to make weekly scheduled principal payments of at least $250,000 commencing in mid-November 2006 with interest on the outstanding principal balance payable at the same time. The amount of accrued interest was $295,937 at September 30, 2006. We have the right to make any and all such principal payments by issuing shares of our common stock to Cornell Capital provided that all such shares may only be issued by the Company if such shares are tradable under Rule 144 of the Securities Act of 1933 (the “Securities Act”), are registered for sale under the Securities Act or are freely tradable by Cornell Capital without restriction.

The Company filed a registration statement on Form S-3 on October 12, 2006 covering such shares, but it has not yet received clearance from the Securities Exchange Commission that would allow the registration to be declared effective.

There can be no assurance that the registration statement on Form S-3 will become effective, or become effective in time to allow the Company to make its scheduled debenture maturity payments with shares of its common stock. In the event that the Form S-3 is not declared effective, alternative sources of cash are not identified, or Cornell Capital does not agree to another delay in the commencement of the payment maturity schedule of the Amended Debenture, the Company may be unable to make these payments in cash putting the Company in default of the terms of the Amended Debenture.

The Conversion of the Debentures into Shares of Our Common Stock Could Result in Significant Near-Term Dilution to Our Stockholders

On June 30, 2006, we issued the Amended Debenture to Cornell Capital in the amount of $15,149,650, replacing the convertible debenture in the principal amount of $15,500,000 dated May 13, 2005 that issued to Cornell Capital. Under the terms of the Amended Debenture, as revised, we have agreed to make weekly scheduled principal payments of at least $250,000 commencing November 15, 2006 with interest on the outstanding principal balance payable at the same time. We have the right to make any and all such principal payments by issuing shares of our common stock to Cornell Capital with the amount of such shares based upon the lower of $0.275 per share or 93% of the average of the two lowest daily volume weighted average per share prices of our common stock during the five days immediately following the scheduled payment date. Cornell Capital may convert all or any part of the unpaid principal and accrued interest owed under the Amended Debenture into shares of our common stock at a conversion price of $0.275 per share.

On August 28, 2006, we entered into a financing agreement with Cornell Capital to raise up to $7.0 million in three tranches. At the closing of each tranche, we will issue Cornell Capital a 7.75% secured convertible debenture in the principal amount for that tranche, convertible into common stock at $0.174 per share, together with a warrant to purchase up to 3,333,334 shares of common stock at an exercise price of $0.174 per share. On August 30, 2006, we closed the first tranche in the amount of $2.3 million. Under the terms of this First Tranche Debenture, we have agreed to make weekly scheduled principal payments of at least $125,000 commencing January 2, 2007, with interest on the outstanding principal balance payable at the same time. We have the right to make any and all such principal payments by issuing shares of our common stock to Cornell Capital with the amount of such shares based upon the lower of $0.174 per share or 93% of the average of the two lowest daily volume weighted average per share prices of our common stock during the five days immediately following the scheduled payment date. Cornell Capital may convert all or any part of the unpaid principal and accrued interest owed under the First Tranche Debenture into shares of our common stock at a conversion price of $0.174 per share.

On November 1, 2006, the price of our common stock closed at $0.122 per share. Should the price of our stock remain at the current level and we choose to make scheduled principal payments with our common stock, the issuance of shares of our common stock to Cornell Capital may result in significant dilution to the value of common stock currently held by our stockholders. For example, using 93% of the closing price per share on November 1 ($0.1135 per share) as the calculation price, each weekly retirement of debt under the Amended Debenture in the amount of $250,000 would result in the issuance of approximately 2,202,600 shares of our common stock to Cornell Capital commencing November 15, 2006, each weekly conversion of debt under the first of the First Tranche Debenture in the amount of $125,000 would result in the issuance of approximately 1,101,300 shares of our common stock to Cornell Capital commencing January 2, 2007. Based on our current stock trading price, we would ultimately issue an aggregate of approximately 153,741,000 shares of our common stock to repay the Amended Debenture and the $7.0 million in tranche debentures in full. However, we may issue fewer shares if the market price of our common stock increases, and we may issue more shares if the market price of our common stock decreases.

As a Microcap Company, Raising Money on Commercially Reasonable Terms is Difficult. If We Are Unable to Raise Additional Capital, We May Be Unable to Make Acquisitions or to Fund Our Future Operations

We have relied almost entirely on external financing to fund our operations and acquisitions to date. We have been particularly reliant on funds provided by Cornell Capital. Such financing has historically come from a combination of borrowings and sale of common stock. We drew a total of $39,173,129 in funds under the $100 million Standby Equity Distribution Agreement (the “SEDA”) resulting in the issuance of approximately 183,996,589 shares of our common stock to Cornell Capital. Our SEDA expired on May 19, 2006 and was not renewed.

Over the next two years we anticipate that we may need to raise additional or alternative capital to fund major acquisitions and to grow our emerging businesses. We anticipate that these additional funds will be in the range of $25 million to $200 million, depending on the pace of growth and/or the size of future acquisitions.

Small, publicly traded companies like Mobilepro, historically have found raising money difficult due to numerous factors including (a) the desire of large Wall Street firms to focus on larger companies where larger fee opportunities exist; (b) the consolidation of small Wall Street firms; (c) the reduced liquidity of smaller public companies compared to larger ones; (d) the increased business risks that a small firm faces; (e) the heavy regulatory scrutiny the SEC imposes on small companies including the burdensome “penny stock” rules which limit the ability of many microcap companies to market to retail investors; (f) misbehavior by so-called “PIPEs” investors, as reported in the press, including illegal short-selling of companies seeking to raise money and/or conspiring to drive down the prices of microcap companies looking to raise capital; (g) the lack of bargaining power of a microcap company relative to a multi-billion dollar PIPE fund; (h) the lack of national brand awareness which may motivate a potential investor to invest; (i) limited market cap which may make a large fund’s minimum investment size too large for the particular company; (j) investment limitations which prevent certain funds from investing in unlisted securities; and (k) the slow process by which the SEC often reviews registration statements of smaller companies which creates significant regulatory uncertainty and thereby increases the negotiating leverage of PIPEs funds. Due to these factors and others, there can be no assurance that we will be able to raise funds on commercially reasonable terms, or at all.

Federal Regulators May Take Positions with Which We Disagree or Which We Believe are Contrary to Existing Law and Regulation, Which May Impose Substantial Litigation Costs on Our Business, Impede Our Access to Capital and/or Force Us to Seek a Merger Partner

As a publicly traded telecommunications company, we are subject to the regulatory scrutiny of both the Federal Communications Commission (the “FCC”) and the SEC. Both agencies are administrative government agencies with statutory authority to implement and enforce laws passed by the U.S. Congress. Both the FCC and SEC have the ability to use discretion in certain cases both in interpreting what the laws passed by Congress mean and when to enforce such laws. The FCC and/or SEC may even take positions with which we disagree or which we believe are unfounded in statute, regulation, or prior agency guidance and which are adverse to Mobilepro. In order to contest such behavior, Mobilepro may be forced to resort to litigation. In the context of the SEC, Mobilepro’s ability to have its registration statements “go effective” may be impeded if in its comments to Mobilepro’s registration statement the SEC were to take a position with which we disagree based on prior law, regulation or prior SEC interpretative guidance. Such behavior would materially impair Mobilepro’s access to the capital markets, potentially force Mobilepro to incur substantial litigation related costs and may force Mobilepro to seek a merger with another company.

Our Operations Are Recently Acquired Which Means That We Have a Limited Operating History upon Which You Can Base Your Investment Decision

Prior to January 2004, we were a development stage company. Although we were incorporated a little over six years ago, we have undergone a number of changes in our business strategy and organization.

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

We Have Limited Experience Running Our Businesses Which May Hamper Our Ability to Make Effective Management Decisions

Virtually all of our operations have been acquired or started in the last twenty-four months. Therefore, our experience in operating the current business is limited. Further, we intend to pursue additional acquisitions to further the development of our Internet services business, competitive local exchange and wireless broadband businesses.

Mr. Jay O. Wright became our Chief Executive Officer in December 2003. In February 2006, Mr. Jerry M. Sullivan, Jr. became our President and Chief Operating Officer. Prior to Mr. Sullivan joining the Company in June 2005 as President of our subsidiary Kite Broadband, Messrs. Wright and Sullivan had no experience working together. Since Mr. Wright joined our Company we have completed numerous acquisitions and integrated various different management teams into our operations. Prior to closing these acquisitions, Messrs. Wright and Sullivan had not previously worked with management at any of our subsidiaries and divisions. The other senior executives, including the general managers of each of the operating business segments, have joined the Company in connection with acquisitions or been recently hired. None of these executives has significant experience working with the others. Consequently, internal communication and business-decision making processes are evolving. We may react too slowly or incorrectly to trends that may emerge and affect our business. Our future success depends on the ability of the senior executives to establish an effective organizational structure and to make effective management decisions despite their limited experience.

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

Our ability to achieve organic revenue growth is dependent upon the success of long-term projects, such as our wireless initiatives, that require us to incur significant up-front costs. We expect to confront multiple challenges in reaching the point where significant revenues are provided by this business. For example, the securing of a city contract is a multi-step process that can take over six months to complete, including a pilot demonstration, the RFP preparation, response and evaluation, contract negotiation, development of the deployment plan, and equipment installation and testing. Although we attempt to minimize development risks by carefully analyzing demographics, topography, climate and other factors, each project includes the utilization of newly developed transmission equipment. For example, operating expenses that have been incurred by our municipal wireless network business in the current year approximated $1,096,000 and we expect that the cost of the equipment required for the completion of the Tempe network will exceed $2.8 million. The revenues of Kite Networks for the six months ended September 30, 2006 were $127,041. In order to generate greater revenues from these projects, we will be required to successfully complete marketing efforts to obtain individual subscribers willing to pay us for wireless Internet service and negotiate contracts with large Internet service providers allowing them use of the network.

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

We May Not Successfully Execute or Integrate Our Acquisitions Which Could Harm Our Business

Our business model is partially dependent upon growth through acquisition of other telecommunication service providers. We have completed twenty-one acquisitions during the thirty-three month period ended September 30, 2006. We expect to continue making acquisitions that will enable us to build our Internet services, competitive local exchange carrier, and wireless broadband businesses. Acquisitions involve numerous risks, including the following:

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

Impairment of Goodwill Could Result in Significant Future Charges That Could Jeopardize Our Ability to Raise Capital

At September 30, 2006, our balance sheet included intangible assets with a total carrying value of approximately $55,339,000, representing 59.5% of total assets, and including approximately $47,220,042 in goodwill. Substantially all of this goodwill has been recorded in connection with the series of acquisitions completed by us since January 1, 2004. GAAP requires that we assess the fair values of acquired entities at least annually in order to identify any impairment in the values. We perform our annual impairment tests for goodwill at fiscal year-end. However, on a quarterly basis, we are alert for events or circumstances that would more likely than not reduce the fair value of a reporting segment below its carrying amount. If we determine that the fair value of an acquired entity is less than the net assets of the entity, including goodwill, an impairment loss would be identified and recorded at that time.

During the three months ended December 31, 2005, both the Internet and voice services segments incurred operating losses that were not expected. As a result, management reviewed the carrying values of the assets of these segments and determined that an adjustment for goodwill impairment was appropriate at December 31, 2005. The Company recorded an impairment charge in the amount of $3,764,429, including $1,945,519 related to the Internet service companies and $1,818,910 related to Affinity Telecom (“Affinity”), a CLEC business located in the state of Michigan that was acquired in August 2004. The impairment charges represented approximately 17.2% and 84.5% of the goodwill related to the Internet service companies (excluding InReach) and Affinity, respectively. The Company experienced a significant and steady loss of Affinity customers, and Affinity incurred bad debt losses at a greater rate than in our other CLEC companies. The negative customer churn of dial-up Internet access customers has exceeded management's expectations, contributing to the net losses incurred by this segment during the most recent four quarters. In the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, we recorded additional ISP goodwill impairment charges of $682,116, $348,118 and $529,736, respectively, as customer churn continued to exceed expectations.

Future assessments of the acquisition fair values could identify material impairment losses resulting in substantial write-offs of goodwill. For example, the goodwill included in the balance sheet at September 30, 2006 related to the DFW group of Internet service provider companies was approximately $11,786,000. Future adjustments, that could include all of the remaining balance of the DFW goodwill, could have material adverse effects on our results of operations and our financial position, and could impede our continuing ability to raise capital and/or to make acquisitions.

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

Recent Industry Trends Could Adversely Affect Our Ability to Compete in the Wireless Communications Industry and Significantly Reduce the Likelihood of Our Success

The wireless communications industry has experienced consolidation of participants and this trend may continue. If wireless carriers consolidate with companies that utilize technologies that are similar to or compete with our wireless technology, our proportionate share of the emerging market for wireless technologies may be reduced or eliminated. This reduction or elimination of our market share could reduce our ability to obtain profitable operations and could even cause us to reduce or cease operations.

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

Additionally, Davel indirectly competes with other telecommunications providers, including providers of wireless services and prepaid calling card companies, for end users to utilize our pay telephones to make local and long distance calls. The proliferation of wireless communication devices has continued to reduce the use of pay telephones. For example, the cellular telephone business of CloseCall represents indirect competition for Davel. Furthermore, certain providers of wireless communication devices have continued to introduce rate plans, including pre-paid rate plans, that are competitively priced with certain of the products offered by us and have negatively impacted the usage of pay telephones throughout the nation. The effect on our business is that revenues of Davel are steadily declining. Davel’s revenues were $40,305,697 for the twelve months ended March 31, 2006 compared with $55,091,465 (including the pre-acquisition portion) for the corresponding period of the prior year, a decline of 26.8%. Further, Davel’s revenues were $16,762,255 for the six months ended September 30, 2006 compared with $22,187,052 for the six months ended September 30, 2005, a decline of 24.5%.

If we are unsuccessful in increasing revenues from other sources, the declining payphone business may contribute to declines in consolidated revenues and the incurring of additional consolidated operating losses. In such event, we may be forced to dispose of this business pursuant to terms not considered favorable to us.

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

Dial around compensation represents a material percentage of our consolidated revenues. Dial around revenue was approximately $9,655,000 in the year ended March 31, 2006, representing approximately 9.8% of consolidated revenues. Dial around revenue was approximately $1,749,000 in the three months ended September 30, 2006, representing approximately 7.5% of consolidated revenues for the quarter. The amount of dial-around revenue estimated to be collectible and included in the balance of accounts receivable at September 30, 2006 was approximately $3,771,000. We depend on the third-party service providers to quickly and accurately report and pay amounts owed to us as dial around compensation. Our inability to obtain such reports and/or our inability to collect amounts owed to us could result in material reductions in accounts receivable with material adverse effects to future consolidated revenues and net income.

We May Not Be Successful in Obtaining and Retaining Key Employees Which Could Adversely Affect Our Ability to Operate, Grow and Manage Our Businesses

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our chief executive officer, Mr. Jay O. Wright, is important to the overall management of our Company as well as the development and implementation of our business strategy. Although we have designed employment agreements with Mr. Wright and other key executives that we believe provide incentives to perform at high levels and to fulfill the terms of their agreements with us, each executive, or any other employee, may terminate their employment with us at any time. For instance, in September 2006, our general counsel, Geoffrey B. Amend, resigned. Our future success also depends on our ability to identify, attract, hire, retain and motivate other well-qualified managerial, technical, sales and marketing personnel. There can be no assurance that these professionals will be available in the market or retained, or that we will be able to meet or to continue to meet their compensation requirements. Failure to establish and maintain an effective management team and work force could adversely affect our ability to operate, to grow and to manage our businesses.

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

If We Are Unable to Successfully Acquire the Necessary Equipment, the Deployment and Management of Our Wireless Networks Could Be Delayed

The successful deployment and management of a broadband wireless network, like the Tempe network, depends on our ability to obtain the necessary technical equipment and to acquire such equipment when needed at prices and on terms acceptable to us. Required equipment includes antennas, transmitters and network routers. For the Tempe network, we successfully obtained such equipment with the total cost approximating $2.8 million. To date, we have incurred an additional $2.8 million in equipment costs related to the wireless network deployments in Farmers’ Branch, Texas, and Chandler, Arizona. The transmission equipment being installed by us incorporates certain new technologies that are largely untested in these types of networks. Should functionality prove to be ineffective, we may be required to make additional expenditures to upgrade or replace equipment that has already been installed. There can be no assurance that our purchasing efforts will continue to be successful. If we are unable to acquire the remainder of the equipment necessary for the successful completion of the wireless networks that we have been awarded when needed, or are unable to purchase equipment for future networks, all at prices and on terms acceptable to us, the deployment, ownership and management of broadband wireless networks could be delayed.

If We Fail to Negotiate Definitive Agreements, the Deployment of Municipal Wireless Networks in Cities That Have Selected Us to Do So Will Not Occur

Selection of our Company for the deployment, ownership and operation of a city-wide wireless networks may result after a formal bid and proposal process or it may result from a directed award. We have been selected by ten municipalities in total, and we are working on eight of those projects. However, negotiation of a definitive contract covering the engagement typically follows the announcement of the selection. There can be no assurance that we will complete a deployment until a definitive contract is in place. For example, earlier last year, we announced our selection by the city of Sacramento, California. However, more recently, we announced our decision to terminate the pursuit of this project during contract negotiation as we determined that certain new requirements imposed by the city were inconsistent with our current business model and original award. Likewise, during the current quarter, we discontinued negotiations with the prime contractor for the Brookline, Massachusetts wireless network deployment due to economic issues and legal risks. Of the remaining active projects, we have not yet completed contract negotiation with the cities of Akron and Cuyahoga Falls, Ohio. There can be no assurance that we will reach a definitive agreement for the deployment, ownership and operation of wireless networks in these cities.

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

The Unavailability of Telecommunication Lines Could Threaten Our Business

Our ability to deliver good quality services at competitive prices depends on our ability to obtain access to T-l, local access and dial-up lines pursuant to pricing and other terms that are acceptable to us. Access to these lines necessary for providing services to a significant portion of our subscribers is obtained from incumbent local exchange carriers like Verizon, SBC, and Bell South. In 2005, we have been successful in reaching certain important agreements with each of these carriers providing us with opportunities to expand services and the geographic coverage of such services and predictable prices, avoiding any interruption in service to our customers. In the event that any of the carriers would be unable or unwilling to provide service to us, even if legally required to do so, our ability to service existing customers or add new customers could be adversely impaired in a material manner. For instance, Qwest has delayed moving certain lines to AFN for an AFN customer which has cost AFN the opportunity to expand its revenue and profit more quickly.

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

Historically, many parties legally obligated by the FCC to pay dial around compensation have nevertheless failed to do so. We believe that such failures continue to exist today. While we believe that we would have the right to sue in order to collect amounts owed, such efforts may consume management time and attention and our cash, and may entail costly and time consuming litigation, including appeals to the U.S. Supreme Court. Furthermore, there can be no assurance that such efforts would result in the collection of any additional amounts. Consequently, such illegal nonpayment activities may adversely affect our cash flows, receivable collectibility, and future business profitability. In addition, the December 2004 decision by the Federal Communications Commission to abolish “UNE-P” rules and has resulted in increased local line rates for us. The March 2004 United States Court of Appeals, D.C. Circuit decision to vacate the Federal Communications Commission Unbundled Network Element rules will have an unknown effect on local access pricing for pay telephone providers; however, it is likely that the impact will cause additional price increases to pay telephone providers for the purchase of local access services.

Our Payphone Business Revenue Is Impacted by Seasonal Variations

Davel’s revenue from pay telephone operations is affected by seasonal variations. Since many of its pay telephones are installed outdoors, weather patterns have differing effects on our revenue depending upon the region of the country where the pay telephones are located. For example, the pay telephones installed and operated throughout the Midwestern and eastern United States produce their highest call volumes during the second and third calendar quarters, when the climate tends to be more favorable. Currently, approximately 25% of our payphones are located in these regions of the country. Unusually severe weather in these regions could exacerbate the seasonal variations in revenues resulting in adverse effects on our business. In addition, changes in the geographic distribution of Davel’s pay telephones in the future may result in differing seasonal variations in our operating results.

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

If Cornell Capital or Other Large Stockholders Sell Part or All of Their Shares of Common Stock in the Market, Such Sales May Cause Our Stock Price to Decline

From time to time, Cornell Capital and other selling stockholders may sell in the public market up to all of the shares of common stock owned at that time. Mr. Wright has executed “lock-up” agreements that prohibit the sale or disposition by him of more than one million (1,000,000) shares of the Company’s common stock during any calendar quarter during his employment period. Additionally, as a result of Mr. Wright’s buying program under Rule 10b5-1, he is unlikely to sell any shares within six months of any purchase because of the disgorgement provisions of Section 16 under the Securities Act of 1933. Mr. Wright’s buying program is scheduled to expire in January 2007.

The Company has filed a registration statement covering up to 404,474,901 shares of common stock that has not yet been declared effective. The number of shares being registered in this offering represents approximately 45.4% of the total number of shares of common stock outstanding upon their issuance. In the event that the selling stockholders dispose of some or all of the shares of common stock, such sales may cause our stock price to decline.

This offering attempts to register a large percentage of the shares held by our executive officers and directors. While we are not aware of any plans of any officer or director to leave Mobilepro, it is not uncommon for similarly situated officers and directors to leave a company after they are able to sell a sufficient number of shares to meet their individual financial goals, which time frame may be accelerated if the shares appreciate in value. Our officers and directors may be similarly disposed.

Any significant downward pressure on our stock price caused by the sale of stock by large selling stockholders could encourage short sales by third parties. Such short sales could place further downward pressure on our stock price.

If Our Current or Previous Capital Raising Transactions with Cornell Capital Were Held To Be In Violation of the Securities Act of 1933, We Could Experience Significant Negative Consequences

During its review of Amendment No. 1, filed on November 30, 2005, to our Registration Statement on Form SB-2, originally filed on September 30, 2005 and withdrawn by us on September 22, 2006, and in its comment letter dated November 8, 2006 to this registration statement, the SEC issued a comment stating that the repayment of convertible promissory notes to Cornell Capital using proceeds from advances under the SEDA may constitute a violation of Section 5 of the Securities Act of 1933 (the “Securities Act”) by allowing Cornell Capital to effectively control when the exercise of “puts” of our shares under the SEDA occurred. Mobilepro entered into a convertible debenture in 2002 with Cornell Capital as a bridge financing in connection with a $10 million equity credit line and filed registration statements to register the shares underlying the convertible debenture and SEDA in early 2003. We do not now have a SEDA in place with Cornell Capital since the most recent one expired in May 2006 and has not been renewed. Other than the convertible debenture issued to Cornell Capital in 2002, we have not entered into any pre-funding of any SEDAs by issuance of convertible debentures to Cornell Capital.

We requested guidance from the SEC regarding these transactions and how the transactions we had completed implicated Section 5. The guidance we received was a reference to Section VIII of the Commission’s Current Issues and Rulemaking Projects Quarterly Update dated March 31, 2001 (the “Quarterly Update”). We analyzed each requirement for an equity line to comply with the Securities Act set forth in the Quarterly Update. We believe that we fully complied with the SEC’s guidance and that the guidance does not explicitly or implicitly prohibit or in any way limit the use of proceeds under the SEDA to repay non-convertible debt obligations to Cornell Capital or any other party or limit any other use of proceeds. We are not aware of any other law, regulation or interpretive guidance on this subject and have not been advised of the existence of any by the SEC. Once we became aware of the position of the staff of the SEC on this issue, however, we nevertheless immediately changed our repayment of notes issued to Cornell Capital to ensure that such repayments of debt were made only from cash generated by our operations or provided from other sources. Furthermore, all such non-convertible notes payable to Cornell Capital were repaid during the quarter ended June 30, 2006, and no such notes were payable to Cornell Capital at June 30, 2006 or September 30, 2006.

Accordingly, we do not believe that these transactions constitute a violation of the Securities Act.

However, if a Section 5 violation was found by a court or other legal body to have occurred that was not precluded by the statute of limitations under Section 13 of the Securities Act, purchasers of shares registered under the SEDA could have a right of rescission under the Securities Act or a claim for other damages. Such a finding could potentially have a material adverse effect on our Company and our stock price. Also, the SEC could commence an enforcement action against us, and if these transactions were held by a court to be in violation of the Securities Act, such an action could cause a material adverse effect and the market price of our common stock could decline, which could force us to sell or merge the Company because our ability to raise additional financing would be significantly compromised.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to certain other litigation arising in the normal course of its business that we believe will not materially affect our financial position or results of operation, we were involved with the following legal proceedings during the six months ended September 30, 2006.

1)
At the time that we acquired Davel, there was existing litigation brought against Davel and other defendants regarding a claim associated with certain alleged patent infringement. Davel has been named as a defendant in a civil action captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., C.A. No. 04-4303 filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls. Davel does not believe that the allegations set forth in the complaint are valid, continues to assess the validity of the Gammino Patents and continues to determine whether the technology purchased by Davel from third parties infringes upon the Gammino Patents. The plaintiff is seeking monetary relief of at least $7,500,000. The case is in the discovery phase of the litigation.

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

3) On August 6, 2006, we were served with a summons and complaint filed in the Superior Court of the State of Arizona in Maricopa County in the matter captioned Michael V. Nasco, et. al. vs. MobilePro Corp., et. al. which alleges claims arising out of the acquisition by the Company of Transcordia, LLC. The plaintiff alleges claims of breach of contract, fraud, relief rescission, failure to pay wages and unjust enrichment and seeks damages in excess of $3 million. On or about November 7, 2006, we filed a motion to dismiss arguing lack of standing and corporate existence. Although we believe that our motion to dismiss will be granted there can be no guarantee that the ruling of the court will be favorable to us. In the event the motion to dismiss is not granted, we believe that any potential exposure related to the claims alleged against the Company is not likely to be material.

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

In August 2006, we issued 300,996 shares of our common stock to Alex Kang, a former employee, in connection with his exercise of employee stock options.

On August 14, 2006, we issued a warrant to purchase 2,000,000 shares of our common stock to Ray Cagle in connection with his appointment as Executive Vice President of the Company, and Chief Operating Officer of Kite Networks, exercisable at $0.135 per share

On August 28, 2006, in connection with the First Tranche Debenture, we issued a warrant to purchase 3,333,334 shares of our common stock to Cornell Capital, exercisable at a per share price of $0.174.

On August 28, 2006, we also agreed to reset the warrants to purchase shares of our common stock that had previously been issued to Cornell Capital. The number of shares subject to exercise under the warrants related to the Debenture and the Amended Debenture were increased to 15,000,000 shares and 13,750,000, respectively, from 6,000,000 and 10,000,000, respectively. The per share exercise prices of the warrants were reduced from $0.50 and $0.275, respectively, to $0.20 in both instances.

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

There were no defaults upon senior securities during the three months ended September 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

The registrant reported the results of its Annual Meeting of Stockholders that was held on August 18, 2006 by filing a Current Report on Form 8-K on August 24, 2006 which is incorporated herein by reference.

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

Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2004

2.17	Agreement and Plan of Merger by and among Registrant, NeoReach, Inc., Transcordia Acquisition Corp., Transcordia, LLC and its Unit Holders, dated April 2005	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005
2.18	Agreement and Plan of Merger by and among Registrant, NeoReach, Inc., NeoReach Wireless, Inc., Evergreen Open Broadband Corporation, and Certain Shareholders	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005
2.19	Agreement and Plan of Merger, dated June 30, 2005, by and among the Company, AFN Acquisition Corp., American Fiber Network, Inc. and the individuals and entities identified therein	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005
2.20	Agreement and Plan of Merger, dated October 31, 2005, by and among the Company, InReach Internet, Inc., InReach Internet, LLC, and Balco Holdings, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2005
2.21	Form of assignment of Limited Liability Company Interest/Release, dated January 31, 2006	Incorporated by reference to Exhibit 2.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
2.22	Agreement and Plan of Merger, dated January 31, 2006, by and among Mobilepro Corp., Kite Acquisition Corp. and Kite Networks, Inc.	Incorporated by reference to Exhibit 2.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
3.1	Certificate of Incorporation, dated April 20, 2001, of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001
3.2	Certificate of Amendment of Certificate of Incorporation of Mobilepro Corp dated November 16, 2001.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001
3.3	Certificate of Amendment to Certificate of Incorporation of Mobilepro Corp. dated March 11, 2003	Incorporated by reference to Exhibit 3.11 to the Registrant’s Registration Statement on Form SB-2 filed on May 6, 2003
3.4	By-Laws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001
4.1	2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001
4.2	Amended and Restated 2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2004

4.3	Registration Rights Agreement, dated September 16, 2004, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
4.4	Registration Rights Agreement, dated November 15, 2004, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004
4.5	Form of Warrant issued on November 15, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004

4.6	Registration Rights Agreement, dated June 30, 2005, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005
4.7	Registration Rights Agreement, dated November 1, 2005, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2005
10.1	Executive Employment Agreement, dated December 15, 2003, between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 13, 2004
10.2	Executive Employment Agreement, dated April 15, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.15 to the Amendment to Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.3	Amended and Restated Executive Employment Agreement, dated June 9, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2004
10.4	Standby Equity Distribution Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.5	Registration Rights Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.6	Placement Agent Agreement, dated May 13, 2004 between the Company and Newbridge Securities Corporation	Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.7	Escrow Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.8	Consulting Agreement by and among Mobilepro Corp., DFW Internet Services, Inc., Beech Holdings, Inc., and Jack W. Beech, Jr.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2004

10.9	Promissory Note issued by the Company to Cornell Capital on August 23, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.10	Security Agreement between the Company and Cornell Capital dated August 23, 2004	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.11	Promissory Note issued by the Company to Cornell Capital on August 25, 2004	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
1012	Security Agreement between the Company and Cornell Capital dated August 25, 2004	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.13	Letter Agreement between the Company and Cornell Capital dated August 27, 2004	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.14	Promissory Note issued by the Company to Cornell Capital on August 27, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004
10.15	Security Agreement between the Company and Cornell Capital dated August 27, 2004	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004
10.16	Promissory Note issued by the Company to Cornell Capital on September 22, 2004	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.17	Security Agreement between the Company and Cornell Capital dated September 22, 2004	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.18	Executive Employment Agreement by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004
10.19	Credit Agreement, dated November 15, 2004, by and among the Company, Davel Acquisition Corp. and Airlie Opportunity Master Fund, Ltd.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004
10.20	Employment Agreement dated February 28, 2005 between Davel Communications, Inc. and Tammy L. Martin	Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.21	Amendment No. 1 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated April 20, 2005	Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.22	Amendment No. 2 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated May 26, 2005	Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.23	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2005
10.24	Amended and Restated Executive Employment Agreement, dated June 16, 2005 by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.25	Securities Purchase Agreement, dated as of May 13, 2005, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.26	Secured Convertible Debenture, issued on May 13, 2005 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.27	Amended and Restated Collateral Assignment of Intellectual Property Rights, made as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.28	Amended and Restated Security Agreement, dated May 13, 2005, by and among the Company, the subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.29	Investor Registration Rights Agreement, dated as of May 13, 2005 by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.30	Amended and Restated Guaranty Agreement, dated as of May 13, 2005, made by each of the direct and indirect subsidiaries of the Company in favor of Cornell Capital	Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.31	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.32	Master Agreement for Services between Sprint Communications Company L.P. and Kite Broadband, LLC, dated May 20, 2005*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed November 14, 2005
10.33	Agreement between the City of Tempe and NeoReach, Inc. for the Use of City Property in Connection with the Operation of a WiFi Network, dated August 17, 2005	Incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2006
10.34	Executive Employment Agreement dated February 1, 2006, between Jerry M. Sullivan, Jr. and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2005

10.35	Secured Convertible Debenture, issued on June 30, 2006 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 7, 2006
10.36	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
10.37	Master Lease Agreement dated June 28, 2006 between JTA Leasing Co., LLC, Mobilepro Corp., and NeoReach, Inc.	Incorporated by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
10.38	Letter Agreement between American Fiber Network, Inc. and FSH Communications LLC, dated June 30, 2006*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 11, 2006
10.39	Securities Purchase Agreement, dated as of August 28, 2006, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006
10.40	Secured Convertible Debenture, issued on August 28, 2006, by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006
10.41	Investor Registration Rights Agreement, dated as of August 28, 2006, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006
10.42	Irrevocable Transfer Agent Instructions dated August 28, 2006 among the Company, Interwest Transfer Company, Inc. and David Gonzalez, Esq., as Escrow Agent	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006
10.43	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006
10.44	Amendment No. 1 to the Securities Purchase Agreement, dated September 20, 2006, between the Company and Cornell Capital, and the related Convertible Debenture	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2006
10.45	Amendment No. 2 to the Securities Purchase Agreement, dated October 23, 2006, between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2006
31.1	Certification by Jay O. Wright, Chief Executive Officer, pursuant to Rule 13a-14(a)	Provided herewith
31.2	Certification by Richard H. Deily, Principal Financial Officer, pursuant to Rule 13a-14(a)	Provided herewith
32.1	Certification by Jay O. Wright, and Richard H. Deily, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Provided herewith
10.46	Master Equipment Lease dated September 27, 2006, between Data Sales Co., Mobilepro Corp., and Kite Networks, Inc.	Provided herewith
99.1	Press Release dated December 28, 2005 regarding corporate restructuring	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed January 1, 2006

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

MOBILEPRO CORP.

Date: November 9, 2006	By:	/s/ Jay O. Wright
Jay O. Wright, Chief Executive Officer

Date: November 9, 2006	By:	/s/ Richard H. Deily
Richard H. Deily, Chief Accounting Officer