Form 10KSB/A
period 2006-03-31
MOBILEPRO CORP
filed 2006-11-13
CIK 769592

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

Federal Regulators May Take Positions with Which We Disagree or Which We Believe Are Contrary to Existing Law and Regulation, Which May Impose Substantial Litigation Costs on Our Business, Impede Our Access to Capital and/or Force Us to Seek a Merger Partner

As a publicly traded telecommunications company, we are subject to the regulatory scrutiny of both the Federal Communications Commission (the “FCC”) and the SEC. Both agencies are administrative government agencies with statutory authority to implement and enforce laws passed by the U.S. Congress. Both the FCC and SEC have the ability to use discretion in certain cases both in interpreting what the laws passed by Congress mean and when to enforce such laws. The FCC and/or SEC may even take positions with which we disagree or which we believe are unfounded in statute, regulation, or prior agency guidance and which are adverse to Mobilepro. In order to contest such behavior, Mobilepro may be forced to resort to litigation. In the context of the SEC, Mobilepro’s ability to have its registration statements “go effective” may be impeded if in its comments to Mobilepro’s registration statement the SEC were to take a position with which we disagree based on prior law, regulation or prior SEC interpretative guidance. Such behavior would materially impair Mobilepro’s access to the capital markets, potentially force Mobilepro to incur substantial litigation-related costs and may force Mobilepro to seek a merger with another company.

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

Date: November 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jay O. Wright	Chief Executive Officer,	November 9, 2006
Jay O. Wright	Principal Executive Officer and Director

/s/ Richard H. Deily	Chief Accounting Officer, Principal	November 9, 2006
Richard H. Deily	Financial and Principal Accounting Officer

/s/ Christopher W. MacFarland	Director	November 9, 2006
Christopher W. MacFarland

/s/ Michael O’Neil	Director	November 9, 2006
Michael O’Neil

/s/ Donald H. Sledge	Director	November 9, 2006
Donald H. Sledge

/s/ Jerry M. Sullivan, Jr.	President, Chief Operating Officer, and	November 9, 2006
Jerry M. Sullivan, Jr.	Director

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