Form 10-Q/A
period 2006-06-30
MOBILEPRO CORP
filed 2006-11-13
CIK 769592

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

Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2004
2.17	Agreement and Plan of Merger by and among Registrant, NeoReach, Inc., Transcordia Acquisition Corp., Transcordia, LLC and its Unit Holders, dated April 2005	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005
2.18	Agreement and Plan of Merger by and among Registrant, NeoReach, Inc., NeoReach Wireless, Inc., Evergreen Open Broadband Corporation, and Certain Shareholders	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005
2.19	Agreement and Plan of Merger, dated June 30, 2005, by and among the Company, AFN Acquisition Corp., American Fiber Network, Inc. and the individuals and entities identified therein	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005
2.20	Agreement and Plan of Merger, dated October 31, 2005, by and among the Company, InReach Internet, Inc., InReach Internet, LLC, and Balco Holdings, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2005
2.21	Form of assignment of Limited Liability Company Interest/Release, dated January 31, 2006	Provided herewith

2.22	Agreement and Plan of Merger, dated January 31, 2006, by and among Mobilepro Corp., Kite Acquisition Corp. and Kite Networks, Inc.	Provided herewith
3.1	Certificate of Incorporation, dated April 20, 2001, of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001
3.2	Certificate of Amendment of Certificate of Incorporation of Mobilepro Corp dated November 16, 2001.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001
3.3	Certificate of Amendment to Certificate of Incorporation of Mobilepro Corp. dated March 11, 2003	Incorporated by reference to Exhibit 3.11 to the Registrant’s Registration Statement on Form SB-2 filed on May 6, 2003
3.4	By-Laws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001
4.1	2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001
4.2	Amended and Restated 2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2004
4.3	Registration Rights Agreement, dated September 16, 2004, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
4.4	Registration Rights Agreement, dated November 15, 2004, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004
4.5	Form of Warrant issued on November 15, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004
4.6	Registration Rights Agreement, dated June 30, 2005, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005
4.7	Registration Rights Agreement, dated November 1, 2005, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2005
10.1	Executive Employment Agreement, dated December 15, 2003, between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 13, 2004

10.2	Executive Employment Agreement, dated April 15, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.15 to the Amendment to Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.3	Amended and Restated Executive Employment Agreement, dated June 9, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2004
10.4	Standby Equity Distribution Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.5	Registration Rights Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.6	Placement Agent Agreement, dated May 13, 2004 between the Company and Newbridge Securities Corporation	Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.7	Escrow Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.8	Consulting Agreement by and among Mobilepro Corp., DFW Internet Services, Inc., Beech Holdings, Inc., and Jack W. Beech, Jr.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2004
10.9	Promissory Note issued by the Company to Cornell Capital on August 23, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.10	Security Agreement between the Company and Cornell Capital dated August 23, 2004	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.11	Promissory Note issued by the Company to Cornell Capital on August 25, 2004	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
1012	Security Agreement between the Company and Cornell Capital dated August 25, 2004	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.13	Letter Agreement between the Company and Cornell Capital dated August 27, 2004	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.14	Promissory Note issued by the Company to Cornell Capital on August 27, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004

10.15	Security Agreement between the Company and Cornell Capital dated August 27, 2004	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004
10.16	Promissory Note issued by the Company to Cornell Capital on September 22, 2004	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.17	Security Agreement between the Company and Cornell Capital dated September 22, 2004	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004
10.18	Executive Employment Agreement by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004
10.19	Executive Employment Agreement dated November 2, 2004, between Geoffrey Amend and the Company	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 14, 2005
10.20	Executive Employment Agreement dated December 1, 2004, between Bruce Sanguinetti and the Company	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 14, 2005
10.21	Credit Agreement, dated November 15, 2004, by and among the Company, Davel Acquisition Corp. and Airlie Opportunity Master Fund, Ltd.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004
10.22	Employment Agreement dated February 28, 2005 between Davel Communications, Inc. and Tammy L. Martin	Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.23	Amendment No. 1 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated April 20, 2005	Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.24	Amendment No. 2 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated May 26, 2005	Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.25	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2005
10.26	Amended and Restated Executive Employment Agreement, dated June 16, 2005 by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.27	Amended and Restated Executive Employment Agreement, dated June 16, 2005, between Geoffrey Amend and the Company	Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.28	Securities Purchase Agreement, dated as of May 13, 2005, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.29	Secured Convertible Debenture, issued on May 13, 2005 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.30	Amended and Restated Collateral Assignment of Intellectual Property Rights, made as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.31	Amended and Restated Security Agreement, dated May 13, 2005, by and among the Company, the subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.32	Investor Registration Rights Agreement, dated as of May 13, 2005 by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.33	Amended and Restated Guaranty Agreement, dated as of May 13, 2005, made by each of the direct and indirect subsidiaries of the Company in favor of Cornell Capital	Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.34	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.35	Executive Employment Agreement dated September 1, 2005, between James L. Magruder, Jr. and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 9, 2005
10.36	Master Agreement for Services between Sprint Communications Company L.P. and Kite Broadband, LLC, dated May 20, 2005*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed November 14, 2005
10.37	Agreement between the City of Tempe and NeoReach, Inc. for the Use of City Property in Connection with the Operation of a WiFi Network, dated August 17, 2005	Incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2006
10.38	Executive Employment Agreement dated February 1, 2006, between Jerry M. Sullivan, Jr. and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2005
10.39	Secured Convertible Debenture, issued on June 30, 2006 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 7, 2006
10.40	Warrant issued by the Company to Cornell Capital	Provided herewith
10.41	Master Lease Agreement dated June 28, 2006 between JTA Leasing Co., LLC, Mobilepro Corp., and NeoReach, Inc.	Provided herewith

10.42	Letter Agreement between American Fiber Network, Inc. and FSH Communications LLC, dated June 30, 2006*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 11, 2006
21.1	Subsidiaries of Registrant	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2006
31.1	Certification by Jay O. Wright, Chief Executive Officer, pursuant to Rule 13a-14(a)	Provided herewith

31.2	Certification by Richard H, Deily, Principal Financial Officer, pursuant to Rule 13a-14(a)	Provided herewith

32.1	Certification by Jay O. Wright and Richard H. Deily, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Provided herewith

99.1	Press Release dated December 28, 2005 regarding corporate restructuring	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed January 1, 2006

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