Form 10KSB/A
period 2006-03-31
MOBILEPRO CORP
filed 2006-11-14
CIK 769592

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

If Our Current or Previous Capital Raising Transactions with Cornell Capital Were Held To Be In Violation of the Securities Act of 1933, We Could Experience Significant Negative Consequences

During its review of Amendment No. 1, filed on November 30, 2005, to our Registration Statement on Form SB-2, originally filed on September 30, 2005 and withdrawn by us on September 22, 2006, and in its comment letter dated November 8, 2006 to this registration statement, the SEC issued a comment stating that the repayment of convertible promissory notes to Cornell Capital using proceeds from advances under the SEDA may constitute a violation of Section 5 of the Securities Act of 1933 (the “Securities Act”) by allowing Cornell Capital to effectively control when the exercise of “puts” of our shares under the SEDA occurred. Mobilepro entered into a convertible debenture in 2002 with Cornell Capital as a bridge financing in connection with a $10 million equity credit line and filed registration statements to register the shares underlying the convertible debenture and SEDA in early 2003. We do not now have a SEDA in place with Cornell Capital since the most recent one expired in May 2006 and has not been renewed. Other than the convertible debenture issued to Cornell Capital in 2002, we have not entered into any pre-funding of any SEDAs by issuance of convertible debentures to Cornell Capital. While the SEDA was in place, we had outstanding debentures to Cornell Capital.

We requested guidance from the SEC regarding these transactions and how the transactions we had completed implicated Section 5. The guidance we received was a reference to Section VIII of the Commission’s Current Issues and Rulemaking Projects Quarterly Update dated March 31, 2001 (the “Quarterly Update”). We analyzed each requirement for an equity line to comply with the Securities Act set forth in the Quarterly Update. We believe that we fully complied with the SEC’s guidance and that the guidance does not prohibit or in any way limit the use of proceeds under the SEDA to repay non-convertible debt obligations to Cornell Capital or any other party or limit any other use of proceeds. We are not aware of any other law, regulation or interpretive guidance on this subject and have not been advised of the existence of any by the SEC. Once we became aware of the position of the staff of the SEC on this issue, however, we nevertheless immediately changed our repayment of notes issued to Cornell Capital to ensure that such repayments of debt were made only from cash generated by our operations or provided from other sources. Furthermore, all such non-convertible notes payable to Cornell Capital were repaid during the quarter ended June 30, 2006, and no such notes were payable to Cornell Capital at June 30, 2006 or September 30, 2006.

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

Date: November 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jay O. Wright	Chief Executive Officer,	November 14, 2006
Jay O. Wright	Principal Executive Officer and Director

/s/ Richard H. Deily	Chief Accounting Officer, Principal	November 14, 2006
Richard H. Deily	Financial and Principal Accounting Officer

/s/ Christopher W. MacFarland	Director	November 14, 2006
Christopher W. MacFarland

/s/ Michael O’Neil	Director	November 14, 2006
Michael O’Neil

/s/ Donald H. Sledge	Director	November 14, 2006
Donald H. Sledge

/s/ Jerry M. Sullivan, Jr.	President, Chief Operating Officer, and	November 14, 2006
Jerry M. Sullivan, Jr.	Director

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