Form 10-Q/A
period 2006-06-30
MOBILEPRO CORP
filed 2006-11-14
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 3

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

MOBILEPRO CORP.

Date: November 14, 2006	By:	/s/ Jay O. Wright
Jay O. Wright, Chief Executive Officer

Date: November 14, 2006	By:	/s/ Richard H. Deily
Richard H. Deily, Chief Accounting Officer