Form 10-Q
period 2006-12-31
MOBILEPRO CORP
filed 2007-02-09
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2006

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 6, 2007, the Company had 641,558,207 outstanding shares of its common stock, $0.001 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	March 31,
	2006	2006
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$5,877,413	$5,397,881
Restricted cash	1,498,200	352,200
Accounts receivable, net	8,152,451	10,481,632
Prepaid expenses and other current assets	2,917,545	3,399,864

Total Current Assets	18,445,609	19,631,577

FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION	20,554,220	15,859,254

OTHER ASSETS
Goodwill, net of impairment	46,007,009	47,788,167
Customer contracts and relationships, net of amortization	7,776,174	8,777,502
Deferred financing fees, net of amortization	-	146,667
Other assets	1,549,894	1,787,886

	55,333,077	58,500,222

TOTAL ASSETS	$94,332,906	$93,991,053

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,	March 31,
	2006	2006
	(unaudited)
CURRENT LIABILITIES
Current portion of convertible debentures	$16,418,736	$4,500,000
Current portion of notes payable and other long-term debt	1,242,365	4,269,519
Accounts payable and accrued expenses	17,923,562	17,402,911
Deferred revenue	4,394,506	4,343,754

Total Current Liabilities	39,979,169	30,516,184

LONG-TERM LIABILITIES
Convertible debentures, net of unamortized debt discount and
current portion	2,899,562	9,995,243
Notes payable and other long-term liabilities, net of current maturities	2,736,331	650,419

Total Long-Term Liabilities	5,635,893	10,645,662

TOTAL LIABILITIES	45,615,062	41,161,846

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 20,035,425 shares authorized,
35,378 shares issued and outstanding at December 31 and March 31, 2006	35	35
Common stock, $.001 par value, 1,500,000,000 shares authorized,
608,533,055 and 560,666,950 shares issued and outstanding at December 31 and March 31, 2006	608,622	560,667
Additional paid-in capital	94,358,299	83,641,462
Accumulated deficit	(46,249,112)	(31,372,957)

Total Stockholders' Equity	48,717,844	52,829,207

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$94,332,906	$93,991,053

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

REVENUES	$21,038,684	$26,244,606	$67,792,120	$75,297,101

OPERATING COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	11,974,802	13,790,196	37,874,006	36,466,453
Payroll, professional fees and related expenses (exclusive of stock
compensation)	4,961,999	4,812,712	16,171,729	14,042,617
Advertising and marketing expenses	1,220,284	1,064,475	2,512,242	2,382,332
Office rent and expenses	1,326,166	985,758	2,907,375	2,700,610
Other general and administrative expenses	3,445,693	5,520,580	12,836,690	15,048,197
Depreciation and amortization	1,459,831	1,293,993	4,239,634	3,163,689
Stock compensation	535,821	-	1,492,468	-
Goodwill impairment charges	1,213,035	3,764,429	2,090,889	3,764,429
Restructuring charges	-	1,335,612	283,839	1,335,612
Total Operating Costs and Expenses	26,137,631	32,567,755	80,408,872	78,903,939

OPERATING LOSS	(5,098,947)	(6,323,149)	(12,616,752)	(3,606,838)

INTEREST EXPENSE, NET	(928,787)	(582,785)	(1,849,802)	(2,213,295)

MINORITY INTERESTS IN NET (INCOME)/LOSS OF
CONSOLIDATED SUBSIDIARIES	-	(49,798)	-	(192,507)

LOSS ON EXTINGUISHMENT OF DEBT	-	-	(409,601)	-
NET LOSS BEFORE PROVISION FOR INCOME TAXES	(6,027,734)	(6,955,732)	(14,876,155)	(6,012,640)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(6,027,734)	$(6,955,732)	$(14,876,155)	$(6,012,640)

NET LOSS PER SHARE
Basic	$(0.0102)	$(0.0165)	$(0.0253)	$(0.0154)
Diluted	$(0.0102)	$(0.0165)	$(0.0253)	$(0.0154)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	591,464,714	421,105,524	586,887,824	390,067,725

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,876,155)	$(6,012,640)
Items that reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	4,165,456	3,163,689
Goodwill impairment charges	2,090,889	3,764,429
Stock compensation	1,528,468	-
Noncash interest expense and loss on debt extinguishment	1,324,970	536,810
Restructuring charges	283,839	1,335,612
Minority interests	-	192,507
Other	-	38,019
Changes in assets and liabilities
Decrease in accounts receivable	2,329,180	1,359,448
Decrease (increase) in other current assets	708,691	(1,046,675)
(Increase) in other assets	(210,390)	(725,039)
(Decrease) in accounts payable and and accrued expenses	(1,383,099)	(5,351,928)
Increase (decrease) in deferred revenue	(183,471)	95,353
	10,654,533	3,362,225

Net cash (used in) operating activities	(4,221,622)	(2,650,415)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/leaseback of wireless network equipment	3,206,666	-
Purchase of certificates of deposit	(1,120,035)	-
Capital expenditures, net	(5,544,243)	(2,674,904)
Acquisition of intangible assets	(23,644)	(6,778,129)
Cash paid for acquisitions	-	(3,927,011)

Net cash (used in) investing activities	(3,481,256)	(13,380,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common stock issuances	6,653,891	16,906,222
Borrowings (payments) under other notes payable, net	(4,012,231)	(4,902,372)
Proceeds from the issuance of convertible debentures	5,963,500	15,000,000
Financing fees	(422,750)	(1,295,000)
Retirement of acquisition bridge loan	-	(13,000,000)
Investment by minority interests	-	3,612,525

Net cash provided by financing activities	8,182,410	16,321,375

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(unaudited)

	For the Nine Months Ended
	December 31,
	2006	2005

NET INCREASE IN CASH AND CASH EQUIVALENTS	$479,532	$290,916

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,397,881	4,669,787

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,877,413	$4,960,703

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$1,140,998	$1,043,073

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Issuance of Amended Debenture to Cornell Capital	$15,149,650	$-
Retirement of Debenture issued to Cornell Capital	$15,000,000	$-
Capital lease	$3,714,181	$-
Debenture maturities and accrued interest paid with common stock	$1,788,760	$-
Goodwill recorded in acquisitions	$-	$5,743,263
Issuance of common stock for acquisitions	$-	$2,816,406
Amortization of SEDA deferred financing fees	$-	$660,000
Adjustment to minority interest	$-	$150,000
Issuance of common stock for investment banker retainer fee	$-	$58,500
Liability for common stock to be issued	$-	$53,167

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
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

The Company’s voice services segment includes the operations of CloseCall America, Inc. (“CloseCall”), a Stevensville, Maryland-based competitive local exchange carrier (a “CLEC”), Davel Communications, Inc. (“Davel”), a Cleveland, Ohio-based independent payphone provider, and American Fiber Network, Inc. (“AFN”), a CLEC based in Overland Park, Kansas. The Company’s Internet services segment includes DFW Internet Services, Inc. (“DFW”, doing business as Nationwide Internet), an Irving, Texas-based Internet services provider, its acquired Internet service provider subsidiaries, and InReach Internet L.L.C. (“InReach”), an Internet service provider based in Stockton, California. The Company’s municipal wireless networks operations are conducted primarily by a wholly owned subsidiary, NeoReach, Inc. (“NeoReach”), and its subsidiary, Kite Networks, Inc. (“Kite Networks”, formerly known as NeoReach Wireless, Inc.). The wireless networks segment also includes the operations of the Company’s subsidiary, Kite Broadband, LLC (“Kite Broadband”), a broadband wireless service provider. Both Kite Networks and Kite Broadband are based in Ridgeland, Mississippi.

Current Business Conditions

The Company has historically lost money. In the years ended March 31, 2006 and 2005, the Company sustained net losses of $10,176,407 and $5,359,722, respectively. In addition, the Company incurred a net loss of $14,876,155 in the nine months ended December 31, 2006 caused primarily by declining revenues without a proportional reduction in the corresponding cost of services. As a result, the amount of cash used in operations during the nine months ended December 31, 2006 was $4,221,622. Future losses may occur. Accordingly, the Company will experience liquidity and cash flow problems if it is unable to improve its operating performance or raise additional capital as needed and on acceptable terms.

The overall cost of services was reduced by approximately $1,816,000 in the three months ended December 31, 2006 compared with the corresponding quarter of the prior year. Actions taken by management in the current year include the removal of low-use payphones, Davel’s replacement of certain telecommunications line services with services provided at a lower cost by AFN, and DFW’s termination of unused circuits. Although the full benefits of such actions have not yet been realized, these actions will not be sufficient (if the Company’s revenues continue to decline) to return the Company to profitability.

The Company has reduced the number of senior management members, thereby reducing operating costs and creating a more streamlined organization. These and other management changes should enhance the effectiveness of the Company’s efforts to increase recurring revenues of its existing businesses, its primary current focus. These efforts have focused primarily on the acquisition of new business for the voice segment companies of AFN and CloseCall. For example, the Company recently announced a transaction in which the Company acquired over 7,000 cellular service subscribers. As structured, the transaction should enhance revenues, operating profits and cash flow from operations by leveraging the existing CloseCall organization while adding a small group of salespersons experienced in selling telecommunications services to commercial customers. In the current year, the Company has deployed three municipal wireless networks that are beginning to provide revenues. Although the Company continues to invest in an organization capable of effectively deploying and operating the growing number of municipal wireless networks, management has taken a series of actions that should result in a continued reduction in the level of the Company’s operating expenses for the remainder of the fiscal year.

Cornell Capital Partners, L.P. (“Cornell Capital”) continues to be a major source of capital for the Company. As discussed below in Note 7 to the condensed consolidated financial statements, the Company has an agreement with Cornell Capital that has provided $5,825,000 in funds during the last two fiscal quarters and that will provide additional financing of $1,175,000 during the fourth quarter. The Company also has been successful in obtaining lease financing for certain municipal wireless network deployments. During the current year, capital leases have provided an aggregate of $3,714,000 in equipment financing. The Company has an agreement that could provide an additional $2.5 million in future lease financing for certain wireless network equipment purchases, a commitment for a new lease covering $2,000,000 in new equipment purchases, and negotiations are underway with a leasing firm covering an additional $1,569,000 in equipment financing.

Finally, the Company is actively exploring strategic alternatives for certain assets including the wireless networks and gaming businesses with the objectives of raising growth capital specifically dedicated to those businesses and reducing the level of funding provided by Mobilepro.

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

Under the terms of the $15.1 million debenture issued to Cornell Capital, the Company is currently satisfying its obligation to make weekly scheduled principal payments of $250,000 plus interest, with the issuance of shares of its common stock. The requirement to make similar reductions in the debentures issued under the $7.0 financing arrangement with Cornell Capital in the weekly amount of $125,000 has been postponed until July 2007.

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

In June 2005, the Company acquired Evergreen Open Broadband (“Evergreen”), a wholesale wireless Internet service provider based in Boston, for a purchase price of approximately $231,073 representing 1,505,360 shares of Mobilepro common stock valued at $0.1535 per share priced on the date that the parties reached agreement on the material terms of the acquisition.

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

In September 2005, AFN acquired the assets of AllCom USA including its long distance and T-1 customers for $300,000 cash, providing the Company with an additional base of customers for bundled services.

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

On January 9, 2007, CloseCall acquired certain cellular telephone service contracts from TeleCommunication Systems, Inc. (“TCS”), representing over 7,000 cellular subscribers, plus related inventory and other assets. As consideration, the Company issued 9,079,903 unregistered shares of its common stock to TCS and will pay TCS a percentage of future revenues or gross profits provided by the acquired service contracts. In addition, TCS was granted certain registration rights related to the shares of common stock it received from the Company.

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

These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 2006. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring, and that are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended December 31, 2006 are not necessarily indicative of the results that will be achieved for the fiscal year ending March 31, 2007.

Reclassifications

Certain prior period amounts have been reclassified to conform to the presentation as of December 31, 2006 and for the three and nine months then ended. These changes had no effect on the Company’s consolidated balance sheet as of March 31, 2006 or on the net income/loss amounts and net cash flows of the Company for the periods ended December 31, 2005.

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

In December 2004, the Financial Accounting Standards Board revised SFAS No. 123, “Accounting for Certain Transactions Involving Stock Compensation” (“SFAS 123”). The revision was entitled “Share-Based Payment” (“SFAS 123R”), replacing SFAS 123 and superseding APB 25, and its scope encompasses a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recorded in financial statements. For each transaction, compensation cost is to be measured based on the fair value of the equity or liability instrument issued. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition of compensation expense. The Company adopted SFAS 123R, effective April 1, 2006 (see Note 9). The amounts of related compensation expense recorded for the three and nine months ended December 31, 2006 were $535,821 and $1,492,468, respectively.

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

A material amount of the Company’s revenues is also generated from the use of Davel’s payphones. Davel derives its payphone revenue from two principal sources: coin calls and non-coin calls. Revenue related to all calls, including dial-around compensation and operator service revenue, is recognized in the periods that the customers place the calls. Any variations between recorded amounts of revenue and actual cash receipts are accounted for at the time of receipt. Revenue related to such dial-around calls is recognized initially based on estimates. Recorded amounts of revenue may be adjusted based on actual receipts and/or the subsequent revision of prior estimates. Reported revenues for the nine months ended December 31, 2006 reflected a reduction to previously recorded revenues of $143,516; no such adjustment was recorded in the corresponding prior-year period ended December 31, 2005. Total dial-around revenue amounts for the three-month periods ended December 31, 2006 and 2005 were approximately $1,415,000 and $2,528,000, respectively. Total dial-around revenue amounts for the nine-month periods ended December 31, 2006 and 2005 were approximately $4,785,000 and $8,083,000, respectively.

Restricted Cash

The Company is required to maintain letters of credit collateralized by cash or pledged certificates of deposit as additional security for the performance of obligations under certain service or lease agreements. The cash collateral is restricted and is not available for the Company’s general working capital needs.

Accounts Receivable

The Company had allowances for doubtful accounts of $850,638 and $883,232 at December 31, 2006 and March 31, 2006, respectively, relating to accounts receivable other than dial-around compensation amounts.

Accounts receivable includes amounts related to dial-around revenue. The estimated dial-around receivable amount at each balance sheet date is based on the Company’s historical collection experience. Dial-around receivable amounts included in the balance sheets at December 31, 2006 and March 31, 2006 were $3,271,141 and $4,509,063, respectively.

Financing Fees

The financing fees paid in May 2004 to Cornell Capital and others related to the negotiation of the Standby Equity Distribution Agreement (the “SEDA”) were deferred and, for the periods presented herein, were amortized against additional paid-in-capital on a straight-line basis over the twenty-four (24) month term of the SEDA. These fees were paid with the issuance of 8,000,000 shares of Mobilepro common stock valued in the amount of $1,760,000. The Company recorded amortization of approximately $220,000 in the quarter ended December 31, 2005. Amortization was $147,000 and $660,000 in the nine-month periods ended December 31, 2006 and 2005. Amortization of this balance was completed in May 2006. The fees paid to Cornell Capital and others at the time that funds are drawn under equity lines of credit, amounting to $127,500 in the three months ended December 31, 2005, and $86,000 and $503,000, respectively, in the nine-month periods ended December 31, 2006 and 2005, were charged to additional paid-in-capital.

The Company also incurred financing costs of $1,295,000 in May 2005 in connection with issuance of the $15.5 million convertible debenture and $246,750 in the current fiscal year in connection with the issuance of additional convertible debentures (see Note 7). These costs, which primarily include fees paid in cash to Cornell Capital, were charged to additional paid-in-capital.

Advertising Contracts

CloseCall uses print, signage, radio and television advertising to market services to customers of certain local professional sports teams. Advertising programs include the use of long-term contracts. Upon the negotiation of such a contract, the Company records the cost of the advertising program as an asset, and amortizes the balance to operating expenses over the life of the contract. The corresponding contract liability is paid typically in installments. At December 31, 2006, prepaid expenses and other assets included balances of $336,763 and $227,805, respectively, related to such contracts, and accounts payable and long-term liabilities included balances of $353,560 and $ 228,870, respectively, that are payable under such contracts. At March 31, 2006, prepaid expenses and other assets included balances of $366,995 and $474,569, respectively, related to such contracts, and accounts payable and long-term liabilities included balances of $304,560 and $475,493, respectively, that are payable under such contracts.

Property, Plant and Equipment

At December 31, 2006 and March 31, 2006, property, plant and equipment values were as follows:

	Estimated Useful Lives (in years)	December 31, 2006	March 31, 2006
		(unaudited)
Furniture and fixtures	7	$1,185,434	$698,828
Machinery and equipment	5	25,511,398	20,561,029
Leasehold improvements	7	805,292	788,610
Vehicles	5	204,206	204,205
Subtotals		27,706,330	22,252,672
Less accumulated depreciation		(7,152,110)	(6,393,418)
Fixed assets, net		$20,554,220	$15,859,254

Included in the balance of machinery and equipment at December 31, 2006 is a total cost of $3,553,838 related to certain municipal wireless network equipment acquired under capital leases.

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

The amount assigned to the initial term of the agreement is being amortized on a straight-line basis over the initial three-year term. The Company has estimated the total life of this arrangement to be ten years based upon an analysis of the operating history of the subscriber base and the average monthly disconnects. The Company intends to evaluate the value of these intangible assets for potential impairment at least annually and to adjust both the asset values and the prospective life in the future if determined necessary. Despite the loss of approximately 18% of the customers acquired from Sprint, the Company has evaluated that the fair value of these intangible assets exceeds the total aggregate carrying value at December 31, 2006. For both of the quarters ended December 31, 2006 and 2005, amortization expense was $165,702. For the nine months ended December 31, 2006 and 2005, amortization expense was $497,106 and $331,053, respectively.

This account also includes location contracts with net balances of $1,762,359 and $2,220,479 at December 31, 2006 and March 31, 2006, respectively, representing Davel acquisition costs allocated to location owner payphone contracts and other costs associated with obtaining written and signed location contracts. These other assets are amortized on a straight-line basis over their estimated useful lives based on contract terms which are generally five years. Accumulated amortization related to these contracts at December 31, 2006 and March 31, 2006 was $1,317,396 and $859,276, respectively. Amortization related to location contracts was $152,708 and $152,366, respectively, for the quarters ended December 31, 2006 and 2005, and was $458,120 and $472,976, respectively, for the nine months ended December 31, 2006 and 2005.

Accounts Payable and Accrued Liabilities

At December 31, 2006 and March 31, 2006, accounts payable and accrued liabilities consisted of the following:

	December 31, 2006	March 31, 2006
	(unaudited)
Accounts payable	$11,851,226	$10,229,960
Accrued location usage fees	2,146,103	2,271,060
Accrued restructuring costs	360.218	486,311
Accrued compensation	797,201	1,048,027
Accrued interest expense	190,196	873,206
Other accrued liabilities	2,578,620	2,494,347
Totals	$17,923,564	$17,402,911

Income Taxes

Because of its history of losses, the Company has not had any material federal or state income tax obligations.

NOTE 3-IMPAIRMENT OF GOODWILL

At December 31, 2006, the Company’s balance sheet included intangible assets with an aggregate carrying value of approximately $53,783,000, representing approximately 57% of total assets and including $46,007,009 in goodwill. Substantially all of this goodwill was recorded in connection with the series of acquisitions completed by the Company since January 1, 2004. Generally accepted accounting principles require that the Company assess the fair values of acquired entities at least annually in order to identify any impairment in the values. However, on a quarterly basis, management is alert for events or circumstances that would indicate that, more likely than not, the fair value of a reporting segment has been reduced below its carrying amount. If there is a determination that the fair value of an acquired entity is less than the corresponding net assets amount, including goodwill, an impairment loss would be identified and recorded at that time. As a result of such assessments, goodwill impairment charges of $1,213,035 and $1,945,519, respectively, were recorded in the three months ended December 31, 2006 and 2005 related to the Internet services business segment; the amounts of such charges were $2,090,889 and $1,945,519, respectively, in the nine months ended December 31, 2006 and 2005. In addition, the Company recorded an impairment charge in the amount of $1,818,910 related to Affinity in the three-month period ended December 31, 2005. Management believes that the remaining amounts of goodwill included in the balance sheet at December 31, 2006 do not exceed the corresponding fair values of these assets.

NOTE 4-RESTRUCTURING OF OPERATIONS

During the quarter ended December 31, 2005, management adopted a plan to integrate the operations of the acquired companies, in particular the operations of the Internet services business segment, with a focus on combining functions and reducing operating costs. Accordingly, the Company recorded a total restructuring charge of $1,335,612 in the three months ended December 31, 2005 relating to the termination of certain employees, the disposal of certain equipment and the abandonment of certain leased facilities. At December 31, 2006, the accrued restructuring costs balance was $360,218, including $246,165 related to the loss expected on the abandonment of leased facilities and $114,053 related to the termination of certain employees. At March 31, 2006, the accrued restructuring costs balance was $486,311. During the nine months ended December 31, 2006, the Company recorded additional restructuring charges related to the termination of additional employees in the amount of $303,671, the disposal of additional fixed assets in the amount of $75,835, and reversed a portion of the reserve related to employee termination costs in the amount of $95,667. As a result, the net restructure charge reflected in the condensed consolidated statement of operations for the nine months ended December 31, 2006 was $283,839. During the three and nine months ended December 31, 2006, the Company made related payments totaling $120,995 and $409,732, respectively. The Company may incur additional restructuring charges throughout the remainder of the current fiscal year related to the consolidation of additional office locations and reductions in personnel.

NOTE 5-THE ACQUISITIONS OF AFN AND INREACH

The acquisition of AFN occurred on June 30, 2005. Accordingly, the operating results of AFN are included in the operating results of the Company from and including July 1, 2005. The accompanying condensed consolidated statements of operations include revenues related to AFN, excluding inter-company sales, of $1,994,525 and $1,782,865, respectively, for the quarters ended December 31, 2006 and 2005, and $6,162,798 and $3,539,123, respectively, for the nine months ended December 31, 2006 and 2005.

The acquisition of InReach occurred on November 1, 2005. Accordingly, the operating results of InReach are included in the operating results of the Company from and including November 1, 2005. The accompanying condensed consolidated statements of operations for the three and nine months ended December 31, 2005 included revenues of InReach in the amount of $943,138. The revenues of InReach for the three and nine months ended December 31, 2006 were $1,235,367 and $3,570,362, respectively.

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

The operating results of Kite Broadband have been included in the operating results of the Company from and including July 1, 2005, the date that the operations of Kite Broadband commenced. The accompanying condensed consolidated statements of operations include revenues related to Kite Broadband of $2,788,949 and $3,199,366, respectively, for the three months ended December 31, 2006 and 2005, and $8,665,529 and $6,584,680, respectively, for the nine months ended December 31, 2006 and 2005.

NOTE 7-DEBT

The Secured Debenture Agreement

On August 28, 2006, the Company entered into a financing agreement with Cornell Capital providing up to $7.0 million in debt financing with the proceeds provided in three scheduled closings (the “Secured Debenture Agreement”). At each closing, the Company will issue Cornell Capital a 7.75% secured convertible debenture in the gross amount for the closing, convertible into shares of common stock at $0.174 per share, together with warrants to purchase additional shares of common stock at an exercise price of $0.174 per share. On August 30, 2006, the Company closed the first funding in the amount of $2.3 million, receiving cash proceeds of $2,124,000 that were net of financing fees in the amount of $176,000, and issued a warrant to purchase 3,333,334 shares of common stock. Under an amendment to the Secured Debenture Agreement signed on October 23, 2006, the additional closings were rescheduled such that $3,525,000 of gross proceeds were made available in the third quarter, and $1,175,000 of gross proceeds were provided on February 1, 2007. The closings in the third quarter resulted in the Company’s receipt of $3,278,250 in cash proceeds, net of financing fees in the amount of $246,750, and the Company’s issuance to Cornell Capital of debentures in the amount of $3,525,000 and warrants to purchase an additional 6,666,666 shares of common stock.

Under the terms of the Secured Debenture Agreement, as amended, the Company will make weekly scheduled principal payments of at least $125,000 commencing July 8, 2007, with interest on the outstanding principal balance payable at the same time. Under conditions similar to those included in the Amended Debenture (see discussion below), the Company has the right to make any and all such principal and interest payments by issuing shares of its common stock to Cornell Capital with the amount of such shares based upon the lower of $0.174 per share or 93% of the average of the two lowest daily volume weighted average per share prices of its common stock during the five days immediately following the scheduled payment date.

The warrants issued to Cornell Capital pursuant to the Secured Debenture Agreement will expire five years from the dates of issuance. If the Company issues additional equity or instruments convertible into equity as described in the warrant documents, or is deemed to have done so, at a lower per share price than the then-effective exercise price, the exercise price may be adjusted downward to such lower per share price. In that case, the number of shares issuable upon exercise of the warrants would be increased so that the total exercise proceeds would remain the same.

The debentures issued pursuant to the Secured Debenture Agreement have been recorded in the balance sheet net of unamortized debt discounts that totaled approximately $490,000, reflecting the fair market values of the debentures on the dates of issuance after allocating a like amount of proceeds to the related warrants. The discount amounts will be amortized as charges to interest expense over the terms of the related debentures.

In connection with the negotiation of the Secured Debenture Agreement, the payment terms of the Amended Debenture were revised, and the warrant exercise prices and the number of shares subject to exercise under the Warrant and the Additional Warrant were reset to the terms and amounts discussed below resulting in additional interest expense during the current quarter as discussed below.

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

The face amount of the Amended Debenture was recorded initially in the balance sheet net of unamortized debt discount of $319,000. During the quarter ended September 30, 2006, the fair value of the Additional Warrant was recalculated based on its reset terms resulting in an increase to such value of $192,500. The net amount of the Amended Debenture at December 31, 2006 reflected the fair market value after allocating additional proceeds in the amount of $192,500 to the Additional Warrant. The increased discount on the Amended Debenture is being amortized as a charge to interest expense over the term of the Amended Debenture.

The net carrying amount of the Debenture and the related amount of accrued interest, $14,590,399 and $149,650, respectively, were eliminated from the accounts in connection with the issuance of the Amended Debenture and the retirement of the Debenture, resulting in a loss on the extinguishment of the Debenture debt in the amount of $409,601 in June 2006. This amount was included in the accompanying statement of operations for the nine months ended December 31, 2006.

The Debentures - Interest Expense

For the quarters ended December 31, 2006 and 2005, the amounts of interest expense related to the debentures issued to Cornell Capital, and included in the accompanying condensed consolidated statements of operations based on the stated interest rates, were $363,803 and $297,897, respectively. Such interest expense amounts were $966,173 and $758,651, respectively, for the nine months ended December 31, 2006 and 2005.

Interest expense amounts included in the accompanying condensed consolidated statements of operations for the current and prior year periods also included total debt discount amortization related to the debentures issued to Cornell Capital. Such amounts were $307,532 and $99,323, respectively, in the three months ended December 31, 2006 and 2005, and $553,786 and $250,748, respectively, in the nine months ended December 31, 2006 and 2005. Interest expense for the three and nine months ended December 31, 2006 also included $89,000, representing an amount equal to the increase in the fair value of the Warrant based on its terms that were reset during the second quarter.

Notes Payable to Cornell Capital

During the two-year period ended March 31, 2006, the Company borrowed amounts from Cornell Capital that totaled $31,500,000 pursuant to a series of promissory notes with maturities of one-year or less and annual interest rates ranging from 8% to 12%. A remaining total principal balance of $3,600,000, plus accrued interest of $392,953, was owed to Cornell Capital at March 31, 2006. These amounts were paid during the quarter ended June 30, 2006 with cash provided by the Company’s operating units. Interest expense related to the notes payable to Cornell Capital, based on the stated rates of interest and included in the accompanying condensed consolidated statements of operations for the nine months ended December 31, 2006 and 2005, were $25,074 and $581,627, respectively. Such interest expense was $149,266 for the quarter ended December 31, 2005.

Sale/Leaseback Transactions

On June 28, 2006, the Company executed a master equipment lease agreement intended to cover certain qualifying municipal wireless network equipment. On June 30, 2006, the Company received $2,000,000 in gross cash proceeds from the sale of certain municipal wireless network equipment that is deployed in Tempe, Arizona. Pursuant to the master lease agreement, the Company has leased back the equipment with the transaction representing a capital lease. Accordingly, a fixed asset and a capital lease liability were recorded in the accounts at the present value of the future lease payments discounted at an assumed incremental borrowing rate of 10.25%, or $1,875,721.

On December 27, 2006, the Company received approximately $1,207,000 in gross cash proceeds from the sale of certain municipal wireless network equipment that is deployed in Farmers’ Branch, Texas. Pursuant to the terms of the master lease agreement, the Company has leased back the subject equipment with the transaction representing a capital lease. Accordingly, a fixed asset and a capital lease liability were recorded in the accounts at the present value of the future lease payments discounted at an assumed incremental borrowing rate of 14.75%, or $1,187,703.

Under the terms of the master lease agreement, the Company is obligated to make 36 monthly payments related to each transaction in the amounts of $63,800 and $42,950, respectively. The lease terms include options to purchase the equipment at the end of the respective lease-terms at a price equal to the fair market value of the equipment which amount shall not to exceed 23% of the original cost of the equipment. The aggregate gain on the sale of the Tempe equipment in the amount of approximately $234,000 was deferred and is being amortized to income over the term of the respective lease schedules.

Aggregate sale proceeds in the amount of approximately $1,062,000 were used to purchase certificates of deposit that are pledged to secure the lease obligations; this amount is included in the balance of restricted cash in the condensed consolidated balance sheet as of December 31, 2006. Portions of the restricted cash may be released during the latter half of the lease terms if the Company achieves certain objectives.

Equipment Lease Commitment

On October 10, 2006, the Company signed another master equipment lease agreement with a lease financing firm that permits up to $3 million in lease financing capital for future wireless network equipment purchases. The master lease agreement is available only for the purchase of equipment manufactured by Cisco Systems. Fifty percent of the commitment is designated for core network infrastructure equipment. The remainder of the commitment is available for transmission equipment purchases and can be used to finance up to fifty percent of the cost of such purchases. The lease term for each lease schedule shall be twenty-four months. On December 20, 2006, the Company completed the acceptance of certain core infrastructure equipment included on the initial schedule appended to this master lease agreement with a total cost of approximately $508,000. A fixed asset and a capital lease liability were recorded in the accounts at the present value of the future lease payments discounted at an assumed incremental borrowing rate of 14.75%, or $490,414. This initial lease schedule includes an option to purchase the equipment at the end of the lease-term at a price equal to the fair market value of the equipment which amount shall not exceed 21% of the original cost of the equipment.

Debt Maturities

A summary of the balances owed under the debentures, capital leases, notes payable and other long-term liabilities at December 31, 2006 was as follows:

Amended Debenture	$13,899,650
Secured Debentures	5,825,000
Capital leases	3,713,959
Other notes payable and long-term obligations	403,237
23,841,846
Less: Unamortized debt discounts	(544,852)
Less: Amounts due within one year	(17,661,101)
Long-term portion of debt	$5,635,893

At December 31, 2006, a summary of the future scheduled payments of the long-term portion of debt was as follows:

The twelve months ending --
December 31, 2008	$4,973,805
December 31, 2009	921,783
December 31, 2010	34,274
December 31, 2011	56,119
5,985,981
Less - Unamortized debt discount	(350,088)
Long-term portion of debt	$5,635,893

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

The discounts provided to Cornell Capital in connection with the sale of shares of common stock by the Company and included in the accompanying condensed consolidated statements of operations for the nine months ended December 31, 2006 and 2005 were $137,795 and $291,956, respectively. Such interest expense was $84,889 for the quarter ended December 31, 2005.

Common Stock Transactions in the Nine Months Ended December 31, 2006

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

During the three months ended December 31, 2006, the Company issued 22,756,854 shares of its common stock to Cornell Capital in satisfaction of its obligation under the Amended Debenture to make installment principal payments of $250,000 per week, plus interest. Such issuances reduced the debenture principal balance by $1,250,000 and paid $538,762 in accrued interest expense. The discount provided to Cornell Capital in connection with the issuance of these shares is charged to interest expense. The additional interest expense was $134,791 for the three months ended December 31, 2006.

NOTE 9-STOCK OPTIONS AND WARRANTS

The following tables summarize the stock option and warrant activity for the nine months ended December 31, 2006:

		Weighted-Average
Stock Options --	Number of Options	Exercise Price
Outstanding - March 31, 2006	11,076,000	$0.2260
Granted	-	$-
Exercised	(300,996)	$0.0528
Cancelled	(924,004)	$0.2117
Outstanding - December 31, 2006	9,851,000	$0.2326

Exercisable - December 31, 2006	3,781,843	$0.2490

		Weighted-Average
Stock Warrants --	Number of Warrants	Exercise Price
Outstanding - March 31, 2006	94,932,500	$0.1669
Granted	51,750,000	$0.2057
Exercised	(6,021,524)	$0.0180
Cancelled	(18,055,342)	$0.3376
Outstanding - December 31, 2006	122,605,634	$0.1654

Exercisable - December 31, 2006	109,820,420	$0.1628

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

Effective April 1, 2006, the Company adopted the provisions of SFAS 123R that require companies to record the compensation cost associated with stock options and warrants. As required by SFAS 123R, the Company has determined the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The model used by the Company in order to determine the fair values of the stock options and warrants awarded during the nine months ended December 31, 2006 and those previously awarded options and warrants with unvested portions at March 31, 2006 continues to be the Black-Scholes model. The Company used the prospective method in order to adopt this accounting standard. Accordingly, compensation expense has been recorded in the nine months ended December 31, 2006 related to new awards and the unvested stock options and warrants at March 31, 2006 on a straight-line basis over the applicable vesting periods. The operating results for the prior-year periods were not restated.

For the nine months ended December 31, 2005, if compensation expense had been determined based on the fair value of the options at the grant dates consistent with the method of accounting proscribed by SFAS No. 123, as amended, the Company’s net loss per share would have changed to the pro forma amount as presented below:

Nine Months Ended December 31, 2005
Net loss, as reported	$(6,012,640)
Add: Stock-based employee compensation expense included in reported net loss	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,028,803)

Pro forma net loss	$(9,041,443)

Net loss per share:
Diluted, as reported	$(0.0154)

Diluted, pro forma	$(0.0232)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for awards during the nine months ended December 31, 2006 and 2005:

	2006	2005
Dividend yield	-%	-%
Expected volatility	60%	60%
Risk-free interest rate	4.00%	3.00%
Expected term (in years)	10.00	10.00

For compensatory stock options and warrants granted during the nine months ended December 31, 2006 and 2005, the weighted-average grant-date fair values were $-----0.10 per share and $0.21 per share, respectively.

NOTE-10-BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effects of the assumed exercise of outstanding stock options and warrants and the assumed conversion of the debentures for the three and nine months ended December 31, 2006 and 2005 were anti-dilutive as the Company incurred net losses in such periods.

NOTE 11-LITIGATION

During the nine months ended December 31, 2006, the Company was party to the following potentially material legal proceedings.

1) On September 10, 2004, CloseCall was served with a complaint in an action captioned Verizon Maryland Inc., Verizon New Jersey Inc., and Verizon Delaware Inc. (together referred to as “Verizon”) in the Circuit Court for Montgomery County, Maryland, whereby Verizon was attempting to recover “in excess of $1,000,000” based on alleged unpaid invoices for services provided to CloseCall. CloseCall also filed counterclaims against Verizon. The first claim related to Verizon’s refusal to resell certain bundled telecommunications services to CloseCall, despite repeated requests by CloseCall and the requirements of the Communications Act of 1934, as amended. In addition, CloseCall asserted damages as a result of Verizon’s entry into secret resale agreements with two CLECs, offering those companies deep discounts on telecommunications services not offered to other CLECs, including CloseCall. While CloseCall believed that its counterclaims against Verizon were valid and that it had meritorious defenses to the allegations contained in Verizon’s complaint, in June 2006, it elected to terminate these matters by agreeing to a settlement with Verizon. The effects of the settlement were reflected in the consolidated financial statement in the quarter ended March 31, 2006.

2) At the time that the Company acquired 95.2 % of the stock of Davel, Davel was a defendant in a civil patent infringement lawsuit captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., filed in the United States District Court for the Eastern District of Pennsylvania. The case remains in the discovery phase of the litigation. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls and is seeking damages in connection with the alleged infringement. Davel does not believe that the allegations set forth in the complaint are valid, continues to assess the validity of the Gammino Patents and continues to determine whether the technology purchased by Davel from third parties infringes upon the Gammino Patents. According to the terms of the Davel acquisition agreement, the former secured lenders, subject to certain limitations, have agreed to reimburse the Company for the litigation costs and any losses resulting from the Gammino lawsuit from future regulatory receipts that were assigned previously to them by Davel. Any such regulatory receipts are deposited into a third-party escrow account and are used to reimburse the Company for costs incurred. The secured lenders are not required to fund the escrow account or otherwise reimburse the Company for amounts, if any, in excess of actual regulatory receipts collected. Any amount remaining in the escrow account at the conclusion of the litigation is to be returned to the former secured lenders. The Company has received significant regulatory receipts that are being held in escrow. These funds can be used to reimburse the Company for costs, including legal fees, incurred in the defense or settlement of this litigation. The Company believes that there are sufficient funds in the escrow account to pay both its legal defense costs and any potential judgment that the Company believes could reasonably be expected.  This $7.5 million claim represents exposure to the Company in the event that escrowed regulatory receipts are insufficient to cover any potential judgment against the Company should it be found liable for the full monetary amount of the claim.

3) On August 6, 2006, the Company was served with a summons and complaint filed in the Superior Court of the State of Arizona in Maricopa County in the matter captioned Michael V. Nasco, et. al. vs. MobilePro Corp., et. al. which makes claims arising out of the acquisition by the Company of Transcordia, LLC. The plaintiff alleges breach of contract, fraud, relief rescission, failure to pay wages and unjust enrichment and seeks damages in excess of $3 million. On or about November 7, 2006, the Company filed a motion to dismiss arguing lack of standing and corporate existence. The motion to dismiss was subsequently denied by the Court and the matter is in the initial stages of discovery. The Company believes that it has meritorious defenses to the alleged claims and intends to vigorously defend itself in this matter. Notwithstanding the foregoing, in the event that its defenses were not successful, the Company believes that any potential exposure related to the claims alleged against the Company is not likely to be material.

NOTE 12-SEGMENT INFORMATION

The Company’s reportable operating segments include voice services, Internet services and wireless networks. Results of operations and certain asset data relating to the Company’s business segments for the three months ended December 31, 2006 and 2005 were as follows:

Three Months Ended December 31,	Voice	Internet	Wireless
2006	Services	Services	Networks	Corporate	Total
Revenues	$14,545,747	$3,640,866	$2,852,071	$-	$21,038,684
Cost of revenues (excludes depreciation and amortization)	8,474,491	1,823,737	1,676,574	-	11,974,802
Other operating expenses	6,473,984	1,755,309	2,013,536	1,247,134	11,489,963
Depreciation and amortization	856,986	113,448	489,397	-	1,459,831
Goodwill impairment charges	-	1,213,035	-	-	1,213,035
Restructuring charges	-	-	-	-	-
Interest expense, net	60,050	4,159	56,790	807,788	928,787
Net income (loss)	$(1,319,764)	$(1,268,822)	$(1,384,226)	$(2,054,922)	$(6,027,734)

Segment assets	$45,113,904	$15,612,100	$29,710,452	$3,896,450	$94,332,906
Fixed assets, net of accumulated depreciation	$10,353,887	$1,288,899	$8,726,934	$184,500	$20,554,220
Goodwill, net of impairment	$20,531,278	$13,399,798	$12,075,933	$-	$46,007,009

Three Months Ended December 31,	Voice	Internet	Wireless
2005	Services	Services	Networks	Corporate	Total
Revenues	$18,505,132	$4,534,617	$3,204,857	$-	$26,244,606
Cost of revenues (excludes depreciation and amortization)	9,862,109	2,250,087	1,678,000	-	13,790,196
Other operating expenses	7,621,737	2,164,515	1,877,055	720,218	12,383,525
Depreciation and amortization	999,883	101,227	192,883	-	1,293,993
Goodwill impairment charges	1,818,910	1,945,519	-	-	3,764,429
Restructuring charges	-	1,335,612	-	-	1,335,612
Interest expense (income), net	(18,809)	2,271	(21,093)	620,416	582,785
Minority interests	-	-	49,798	-	49,798
Net income (loss)	$(1,778,698)	$(3,264,614)	$(571,786)	$(1,340,634)	$(6,955,732)

Segment assets	$51,450,926	$19,681,335	$10,923,229	$1,331,397	$83,386,887
Fixed assets, net of accumulated depreciation	$11,431,676	$1,701,120	$1,153,358	$-	$14,286,154

Goodwill, net of impairment	$20,568,280	$16,248,330	$494,219	$-	$37,310,829

Results of operations and certain asset data relating to the Company’s business segments for the nine months ended December 31, 2006 and 2005 were as follows:

Nine Months Ended December 31,	Voice	Internet	Wireless
2006	Services	Services	Networks	Corporate	Total
Revenues	$47,254,609	$11,681,819	$8,855,692	$-	$67,792,120
Cost of revenues (excludes depreciation and amortization)	26,693,368	5,911,965	5,268,673	-	37,874,006
Other operating expenses	20,176,813	5,827,263	6,140,958	3,775,470	35,920,504
Depreciation and amortization	2,538,422	339,433	1,361,779	-	4,239,634
Goodwill impairment charges	-	2,090,889	-	-	2,090,889
Restructuring charges	-	97,871	-	185,968	283,839
Interest expense (income), net	(128,023)	5,141	71,786	2,310,499	2,259,403
	$(2,025,971)	$(2,590,743)	$(3,987,504)	$(6,271,937)	$(14,876,155)

Nine Months Ended December 31,	Voice	Internet	Wireless
2005	Services	Services	Networks	Corporate	Total
Revenues	$56,301,164	$12,395,635	$6,600,302	$-	$75,297,101
Cost of revenues (excludes depreciation and amortization)	27,113,902	5,988,818	3,363,733	-	36,466,453
Other operating expenses	22,853,007	5,600,769	4,031,131	1,688,849	34,173,756
Depreciation and amortization	2,511,742	268,154	376,500	7,293	3,163,689
Goodwill impairment charges	1,818,910	1,945,519	-	-	3,764,429
Restructuring charges	-	1,335,612	-		1,335,612
Interest expense (income), net	(10,769)	15,886	(30,294)	2,238,472	2,213,295
Minority interests	(35,645)	-	228,152	-	192,507
Net income (loss)	$2,050,017	$(2,759,123)	$(1,368,920)	$(3,934,614)	$(6,012,640)

NOTE 13-SUBSEQUENT EVENTS

On January 9, 2007, the Company announced that CloseCall acquired cellular telephone service contracts from TeleCommunication Systems, Inc. (“TCS”), consisting of over 7,000 cellular subscribers, plus related inventory and other assets. In consideration therefore, the Company issued 9,079,903 unregistered shares of its common stock to TCS and will pay TCS a percentage of future revenues or gross profits provided by the acquired service contracts. In addition, TCS was granted certain registration rights related to the shares of common stock it received from the Company.

Pursuant to the final closing under the Secured Debenture Agreement, as amended, the Company received $1,092,750 in cash proceeds, net of financing fees in the amount of $82,250, and issued a debenture in the amount of $1,175,000 to Cornell Capital on February 1, 2007.

Subsequent to December 31, 2006, the Company issued 29,470,859 shares of its common stock to Cornell Capital in satisfaction of the Company’s obligations under various debentures to make weekly installment principal payments plus interest. Such issuances reduced the debenture principal balances by $1,250,000 and paid $227,210 in interest.

Pursuant to the terms of the agreement covering the acquisition of Kite Broadband and Kite Networks and providing for an adjustment in the purchase price based on the verified amount of acquired working capital, an additional 3,944,214 restricted shares of our common stock were issued to the former stockholders of Kite Networks subsequent to December 31, 2006.

On January 24, 2007, the Company received $300,000 in cash proceeds from the sale of certain wireless technology patents related to wireless antenna technology.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following is a discussion and analysis of our results of operations for the three and nine month periods ended December 31, 2006 and 2005, our financial condition at December 31, 2006 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

The adoption of initiatives by cities to create areas within city limits where residents, visitors, students, and businesses can obtain wireless access to the Internet has created an increased interest in so-called wireless access zones. We are concentrating efforts on the deployment, management and ownership of such municipally sponsored wireless access zones. As a result, we are an innovator in the deployment of wireless broadband networks and services. Our wireless broadband networks and services will be provided in our wireless access zones to be primarily located in municipality sponsored areas. These network systems are scalable and flexible and will be readily modified to offer a variety of broadband services. Currently, we have 8 active projects, and we are deriving revenues from our initial deployments in Tempe, Arizona, and Farmers’ Branch, Texas. To date, material revenues have not been provided from this business.

We market and sell our integrated communications services through 12 branch offices in eight states and we service over 200,000 billed accounts representing approximately 275,000 equivalent subscriber lines, including approximately 169,000 local and long-distance telephone lines, approximately 45,000 dial-up lines, approximately 5,600 DSL lines, approximately 17,000 fixed or mobile wireless lines, and approximately 4,200 cellular lines. The acquisition of subscriber contracts in January 2007 that is discussed below will add over 7,000 cellular service customers. We own and operate approximately 29,500 payphones located predominantly in 44 states and the District of Columbia.

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

Voice Services
Our voice services segment is led by CloseCall America, Inc. (“CloseCall”), a competitive local exchange carrier (“CLEC”, which is a term applied under the Telecommunications Act of 1996 to local telephone companies which compete with incumbent local telephone companies) based in Stevensville, Maryland; American Fiber Network, Inc. (“AFN”), a CLEC based in Overland Park, Kansas; and Davel Communications, Inc. (“Davel”), an independent payphone provider based in Cleveland, Ohio. CloseCall offers our customers a full array of telecommunications products and services including local, long-distance, 1-800-CloseCall anytime/anywhere calling, digital wireless, high-speed telephone (voice over IP), and dial-up and DSL Internet services. AFN is licensed to provide local access, long distance and/or Internet services throughout the United States. Davel is one of the largest independent payphone operators in the United States.

Internet Services
Our Internet services segment includes DFW Internet Services, Inc. (“DFW”, doing business as Nationwide Internet), an Internet services provider (“ISP”) based in Irving, Texas, its acquired Internet service provider subsidiaries and InReach Internet, Inc. (“InReach”), a full service ISP located in Stockton, California that we acquired on November 1, 2005. Our Internet services segment provides dial-up and broadband Internet access, web-hosting services, and related Internet services to business and residential customers in many states.

Corporate
Our corporate reporting segment serves as the holding company of the operating subsidiaries that are divided among the other three business reporting segments, provides senior executive and financial management, and performs corporate-level accounting, financial reporting, and legal functions. Occasionally, its employees may provide services to customers resulting in the recognition of consulting service revenues. This segment also includes our Internet gaming subsidiary, ProGames Network, Inc. (“ProGames”) that we founded in December 2005.

Revenues for the reportable business segments for the quarters ended December 31, 2006 and 2005 were as follows:

Business Segment	2006	2005

Voice Services	$14,545,747	$18,505,132
Internet Services	3,640,866	4,534,617
Wireless Networks	2,852,071	3,204,857
Corporate	-	-
Total Revenues	$21,038,684	$26,244,606

Revenues for the reportable business segments for the nine months ended December 31, 2006 and 2005 were as follows:

Business Segment	2006	2005

Voice Services	$47,254,609	$56,301,164
Internet Services	11,681,819	12,395,635
Wireless Networks	8,855,692	6,600,302
Corporate	-	-
Total Revenues	$67,792,120	$75,297,101

The revenues for each business segment, expressed as a percentage of total revenues for the three months ended December 31, 2006 and 2005, were as follows:

Business Segment	2006	2005

Voice Services	69.1%	70.5%
Internet Services	17.3	17.2
Wireless Networks	13.6	12.2
Corporate	-	-
Total Revenues	100.0%	100.0%

The revenues for each business segment, expressed as a percentage of total revenues for the nine months ended December 31, 2006 and 2005 were as follows:

Business Segment	2006	2005

Voice Services	69.7%	74.8%
Internet Services	17.2	16.5
Wireless Networks	13.1	8.7
Corporate	-	-
Total Revenues	100.0%	100.0%

The revenues of the voice services business segment are provided by the operations of Davel, CloseCall and AFN. These companies provided approximately 51%, 36% and 13% of voice services revenues for the nine months ended December 31, 2006, respectively, and approximately 57%, 36% and 7% of voice services revenues for the nine months ended December 31, 2005, respectively. The revenues of the Internet service provider segment are provided by DFW, its consolidated subsidiaries, and InReach. The revenues of the wireless networks business segment are provided primarily by the operations of Kite Broadband

The costs of the network services that we provide to our customers are comprised primarily of telecommunications charges, including data transmission and database access, leased digital capacity charges, circuit installation charges, and activation charges. The costs of database access, circuits, installation charges and activation charges are based on fixed fee and/or measured services contracts with local exchange carriers, inter-exchange carriers and data services providers. The cost of providing services to our customers also includes salaries, equipment maintenance and other costs related to the ongoing operation of our network facilities. Our other operating expenses include costs related to sales, marketing, administrative and management personnel; outside legal, accounting and consulting services; advertising and occupancy expenses; and other costs of being a publicly traded company, including legal and audit fees, insurance premiums and board of director fees.

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

Background

Our business has been built substantially through acquisitions. We expect that future revenue growth will occur largely through the deployment, ownership and management of broadband wireless networks that we expect to provide subscription and advertising revenues, the consummation of additional acquisitions, and the growth of our CLEC businesses. We do not expect our payphone or dial-up Internet businesses to show meaningful growth in future years due to strong industry trends, which reflect a decline in customer demand for such services. Our strategy is largely unproven and the revenue and income potential from our strategy is uncertain. We may encounter risks and difficulties frequently encountered by companies that have grown rapidly through acquisition, including the risks described elsewhere in this report. Our business strategy may not be successful and we may not be able to successfully address these risks.

We have completed twenty-one (21) acquisitions within the last thirty-six (36) months (excluding the acqusition in January 2007 of cellular subcribers from TeleCommunication Systems, Inc. ("TCS")). Accordingly, our experience in operating our current businesses is limited. The Company has lost money historically. For the fiscal years ended March 31, 2006 and 2005, we incurred net losses of $10,176,407 and $5,359,722, respectively, and we incurred an additional net loss of $14,876,155 in the nine months ended December 31, 2006.

Our principal executive offices are located at 6701 Democracy Boulevard, Suite 202, Bethesda, MD 20817 and our telephone number at that address is (301) 315-9040. We maintain a corporate web site at www.mobileprocorp.com. We make available free of charge through our web site our annual report on Form 10-KSB, quarterly reports on Form 10-QSB and Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The contents of our web site are not a part of this report. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements, and other information regarding public companies including Mobilepro.

Recent Developments

Municipal Wireless Networks

During the current fiscal year, we have continued to invest in the municipal wireless network business. Capital expenditures in the nine month period ended December 31, 2006 were $5,911,189 as we completed the deployments in Tempe, Arizona, Farmers’ Branch, Texas, and Longmont, Colorado. The operating expenses of this business during the period increased to $3,440,000 as we transitioned the responsibility for this business to our Kite Networks management team located in Ridgeland, Mississippi. The next three scheduled deployments are Yuma, Gilbert and Chandler, Arizona.

Besides the new deployments, we continued to invest in the Tempe network in order to improve its technical performance. This effort resulted in an increase in the number of access points located throughout the city by approximately 15%; we recently re-launched the service.

We continue to use corporate funds to support the operations of this business, supplemented by funds provided by lease financing transactions. In June 2006, we completed a sale/leaseback transaction related to our wireless network in Tempe resulting in the receipt of $1,300,000 in unrestricted net cash proceeds. In December 2006, we completed a similar transaction related to our Farmers’ Branch wireless network resulting in the receipt of approximately $845,000 in net unrestricted cash proceeds, and received an initial schedule of equipment with an approximate cost of $508,000 under a third equipment leasing arrangement.

The completion of our current deployment projects and those contemplated by our current business plan would require an additional $37-$40 million in funding to cover required capital expenditures and approximately $5 million to cover future operating costs over the next two years. In order to assist us in considering the strategic alternatives available to us for this business and its need for capital, we recently announced the engagement of BB&T Capital Markets as Kite’s financial advisor.

Corporate Financing

In May 2006, the Company’s Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P. (“Cornell Capital”) expired following the end of its two-year term. The Company entered into the SEDA in May 2004 providing, generally, that Cornell Capital would purchase up to $100 million of the common stock of Mobilepro over a two-year period, with the time and amount of such purchases, if any, at the Company’s discretion. The Company drew approximately $39 million from the SEDA during its two-year term.

At this time, Cornell Capital continues to be a major source of capital for us. In August 2006, we entered into a financing agreement with Cornell Capital for the purpose of providing up to $7.0 million in debenture debt financing to the Company with the proceeds provided in a series of closings. To date, the Company has issued Cornell Capital secured convertible debentures in the aggregate principal amount of $5,825,000, providing $5,417,250 in cash proceeds net of financing fees. The issuance of the final debenture contemplated by this financing agreement in the amount of $1,175,000 occurred on February 1, 2007. Pursuant to the terms of this arrangement, as amended, installment payments of $125,000 per week plus interest are scheduled to commence in July 2007.

In June 2006, the Company issued the Amended Debenture to Cornell Capital, replacing the original Debenture. The Debenture was payable in quarterly installments over a three-year period with $4,500,000 scheduled to be paid in cash over the year ending March 31, 2007. Pursuant to the terms of the Amended Debenture, the amended principal amount of $15,149,650 is currently being retired at a rate of $250,000 plus interest per week; weekly retirements commenced in the third quarter.

The Company filed a registration statement on Form S-3 on October 12, 2006 covering the resale of a total of approximately 404,475,000 shares of our common stock by various selling stockholders, including 214,529,291 shares that may be issued to Cornell Capital under the Amended Debenture, the debentures related to the $7.0 million financing agreement discussed above, and the related stock warrants. In October 2006, this registration statement was declared effective by the SEC, enabling us under the provisions of the debentures issued to Cornell Capital to make the weekly retirement payments using our common stock in lieu of cash. Through January 31, 2007, we have issued 46,202,102 shares of our common stock to make the principal and interest payments due under the debentures.

Revenue Enhancement

As presented and discussed below, consolidated revenues for the nine months ended December 31, 2006 were $67,792,120 compared with revenues of $75,297,101 in the prior-year period, a decrease of 10.0%. During the current year, we have announced several transactions that are intended to boost revenues, particularly in the CLEC business portion of our voice services segment. Increased business with new and existing customers has increased AFN’s revenues by approximately 21.0% in the six months ended December 31, 2006 over revenues of the comparable period of the prior year. As a result, AFN now represents approximately 9.5% of consolidated revenues. In January 2007, we announced the acquisition of over 7,000 cellular subscriber contracts for CloseCall that provides an increase to CloseCall’s cellular telephone customer base and a base of subscribers using the popular RIM Blackberry™ products. We expect this transaction to immediately add over $5,000,000 to the annual revenues of CloseCall.

Cost Reductions

Beginning in the quarter ended December 31, 2005, we began a company-wide restructuring of operations with the primary effects of employee terminations, facility closings and the disposal of unused fixed assets. Actions taken to date have resulted in the termination of approximately 40 employees. In addition, this initiative has resulted in the reduction in the number of senior executives as well. During the past 12 months, 5 senior executives have left the Company without our adding new executives. As a result of these and other factors, the quarterly operating expenses have been reduced by approximately 12% in the last year.

ProGames

In July 2006, the Company announced that ProGames, its Internet gaming subsidiary, closed an initial round of financing that provided $138,500 in gross proceeds under a series of debentures convertible into shares of common stock of ProGames. The proceeds were used primarily to fund certain operating costs of ProGames including the development of a web-site. ProGames was formed in December 2005 in order to pursue select opportunities in the Internet gaming space including the development of tools, content and connectivity for online gamers. Under U.S. law, the ability to market “games of chance” is limited by the federal Wire Act and various state anti-gambling laws. The accompanying condensed statements of operations for the three and nine months ended December 31, 2006 include approximately $94,758 and $276,263 in operating expenses associated with the start-up of this business, respectively. In connection with its initial project, during the most recent quarter, we announced the completion of nine agreements providing gaming content and tools for its new gaming lifestyle web-site. We expect that ProGames will generate its initial revenues in the fourth quarter of the current fiscal year.

Summary

During the current quarter, we believe that we improved the financial outlook for the Company. Our balance of unrestricted cash increased by approximately $3.3 million due primarily to the issuance of certain debentures to Cornell Capital and the closing of the Farmers’ Branch sale/leaseback transaction. The successful registration of shares of our common stock on Form S-3 in October 2006 is allowing us to use shares to pay principal and interest due under the terms of the debentures. In addition, the retention of BB&T Capital Markets as an advisor for the wireless networks business and the continuing development of the ProGames business were important steps in our plan to obtain capital for these businesses so that they will be financially self-supporting. With the addition of the subscribers obtained from TCS, the continuing success of AFN, and improved management and restructuring of the Internet service provider business, the profitability of these businesses should improve thereby improving the consolidated operating results going forward.

Management Opportunities and Challenges

Management continues to concentrate its efforts on the business development and network deployment activities of the wireless network business, the consolidation and integration of the Internet services and voice services businesses, and the identification and securing of additional sources of growth capital.

As discussed above, we see opportunity for growth in the emerging market presented by municipally sponsored broadband wireless networks. Our acquisition strategy of the last two years has been executed, in part, with the objective of establishing a viable telecommunications company with sufficient credibility to be considered for selection by cities for the deployment, ownership and management of broadband wireless networks. The effectiveness of our business plan execution was initially confirmed by the selection by Tempe, Arizona, of Kite Networks (formerly NeoReach Wireless) for its network. Subsequently, we were selected by nine other cities for the deployment, ownership, and management of such networks. However, the Company withdrew from the Sacramento, California, and Brookline, Massachusetts, deployment projects during contract negotiation.

The ramp-up time from selection to the completion of deployment can exceed six months. As a result, we have incurred significant costs related to this business before any significant revenues are expected. Operating costs for Kite Networks were approximately $1,960,000 in the year ended March 31, 2006, and were approximately $3,440,000 in the nine months ended December 31, 2006. The capital equipment costs for the completed networks in Tempe, Arizona; Farmers’ Branch, Texas; Longmont, Colorado, and other scheduled deployments have totaled approximately $8,446,000 through December 31, 2006. The transmission equipment being installed by us incorporates certain new technologies that are largely untested in these types of networks. Should functionality prove to be ineffective, we may be required to make additional expenditures to upgrade or replace equipment that has already been installed. In order to fund the equipment costs and operating expenses of this business, we are required to obtain investment capital from external sources. The cash flow from the operations of the voice and Internet services business is not sufficient to fully fund this business.

Many of the companies that we have acquired are experiencing declining revenues as we expected. Over 80% of the customers of our Internet services business are subscribers to dial-up service. The revenues of this business segment have declined from a level of approximately $4,535,000 for the three months ended December 31, 2005 to approximately $3,641,000 for the three months ended December 31, 2006, a decline of approximately 19.7%. Likewise, the pay telephone business is declining due primarily to the public’s increasing usage of competitive technologies. Revenues for Davel for the quarter ended December 31, 2006 were approximately $7,229,000 compared with revenues of approximately $10,096,000 for the corresponding quarter of the prior year, a decline of 28.4%. The declining revenues of these businesses, without a proportional decrease in the cost of such services, and the operating costs of Kite Networks discussed above are the major causes of our operating losses.

During the three months ended December 31, 2005, both the Internet service provider segment and the voice services segment incurred operating losses that were not expected. As a result, we reviewed the carrying values of the assets of these segments and determined that an adjustment for goodwill impairment was appropriate at December 31, 2005. We recorded an impairment charge in the amount of $3,764,429, including $1,945,519 related to the Internet service provider companies and $1,818,910 related to Affinity. We experienced a significant and steady loss of Affinity customers, and Affinity incurred bad debt losses at a greater rate than in our other CLEC companies. The negative customer churn of dial-up ISP customers has exceeded our expectations, contributing to the net losses incurred by this segment during the most recent five quarters. As a result, we have recorded additional impairment charges related to the ISP companies totaling $2,773,005 in the succeeding quarters, including $1,213,035 in the quarter ended December 31, 2006. If the negative subscriber churn continues to occur at rates exceeding our expectations, we will record additional impairment charges in future periods. Future assessments of the acquisition fair values could identify material impairment losses resulting in substantial additional write-offs of goodwill. Such adjustments could have material adverse non-cash effects on our results of operations and our financial position.

In order to attain and to sustain the profitability of our Internet and voice services businesses, last year we began a project to consolidate these operations that we expect to substantially complete during fiscal 2007. In connection with this project, we recorded a restructuring charge of $825,703 in the fiscal year ended March 31, 2006, and additional charges of $97,871 in the current year, with the charges relating to employee terminations, fixed asset disposals and leased facilities. If additional employee terminations occur, we may record additional charges for restructuring costs during the remainder of fiscal 2007. These amounts have not yet been determined.

A major challenge is the pursuit of new financing in order to fund the build out of our municipal wireless networks, to support the operating expenses of the wireless networks business and to provide funds for the growth of our CLEC businesses. Because of the Company’s negative cash flows, the lack of a significant credit history and the difficulties that we experienced in registering our securities with the SEC, establishing alternative sources of growth capital on terms that would be considered conventional is proving to be difficult. Nonetheless, as described above, in the current year, we have entered into three lease financing arrangements for the purchase of certain municipal wireless network equipment, and we have obtained extended payment terms from an alternative provider of wireless network transmission equipment that we are using in connection with the Longmont, Colorado, deployment. In addition, Cornell Capital has provided funding and amended the payment terms of the debentures (see the Liquidity and Capital Resources section below).

We believe that we are likely to be successful in securing additional alternative financing in the future. With that belief, we did not pursue an extension or renewal of the SEDA that expired in May 2006. As discussed elsewhere in this document, raising capital is a time intensive and risky process, and there can be no assurance that we will be successful in securing additional financing in the future.

Critical Accounting Policies

Except for our accounting treatment of employee stock options and warrants as explained below, we believe there have been no significant changes in our critical accounting policies during the current year as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006.

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

SFAS 123R requires that the compensation cost relating to share-based payment transactions be recorded in financial statements. For each transaction, compensation cost is to be measured based on the fair value of the equity or liability instrument issued. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition of compensation expense. We have adopted SFAS 123R in the current year. As a result, we recorded compensation expense in the amounts of $535,821 and $1,492,468 that are included in the condensed consolidated statements of operations for the three and nine months ended December 31, 2006, respectively.

Results of Operations and Financial Condition

We note that effective analysis of our operations with an approach of comparing results for a current period with the results of a corresponding prior period may be difficult due to the number of acquisitions that we have completed and the significant number of shares of our common stock that we have issued to the former owners of acquired companies and Cornell Capital. In order to analyze ourselves, we focus not only on achieving increasing amounts of net income and Adjusted EBITDA, but also emphasize the change of net income/(loss) per share.

The Three Months Ended December 31, 2006 and 2005

Total Revenues

We reported consolidated revenues of $21,038,684 in the quarter ended December 31, 2006 compared with revenues of $26,244,606 in the prior year quarter, a decrease of 19.8%. Since April 1, 2004, we have completed the acquisition of 19 companies that together have provided significant revenues to us in all three operating segments. The most significant portions of our revenues are provided by our CloseCall and Davel subsidiaries that were acquired in October 2004 and November 2004, respectively. As a result, revenues for these companies were included in our consolidated results of operations for the quarters ended December 31, 2006 and 2005. Major acquisitions in the prior year included AFN, acquired on June 30, 2005, and InReach, acquired on November 1, 2005. We also obtained a 51% ownership interest in Kite Broadband in June 2005; this entity commenced operations on July 1, 2005 (in January 2006 we subsequently acquired the remaining 49% of Kite Broadband and 100% interest in Kite Networks). The revenues of these new entities were included in our consolidated results of operations from the dates of acquisition. Despite the addition of the revenues from InReach and the increase in revenues for AFN and Kite Networks, consolidated revenues declined between years. The amounts of revenues for each company included in our consolidated revenues for the quarters ended December 31, 2006 and 2005 were as follows.

Company	2006	2005	Change
Davel	$7,228,699	$10,095,977	$(2,867,278)
CloseCall (includes Affinity)	5,322,523	6,626,290	(1,303,767)
Kite Broadband	2,788,949	3,199,366	(410,417)
DFW (Nationwide)	2,405,499	3,591,478	(1,185,979)
AFN (includes US1)	1,994,525	1,782,865	211,660
InReach	1,235,367	943,138	292,229
Kite Networks	63,122	5,492	57,630
Total Revenues	$21,038,684	$26,244,606	$(5,205,922)

Voice Services. We deliver voice communications services to end users on a retail basis principally though this business segment. Revenues from our voice services segment for the quarters ended December 31, 2006 and 2005 were $14,545,747, or 69.1% of consolidated revenues, and $18,505,132, or 70.5% of consolidated revenues, respectively, representing a 21.4% decline between years. Revenues of this segment are provided by Davel, CloseCall and AFN. This group derives most of its operating revenues from recurring monthly charges, coin revenue and “dial-around” revenues (intercarrier compensation paid to us by the providers of 800 numbers at the rate of 49.4 cents per call) that are generated by our communications services. The decrease in revenues between years is primarily attributable to the decline in the payphone revenues of Davel.

The proliferation of cell phone use by consumers has caused a continuous reduction in the use of payphones. In an attempt to improve profitability, we have reduced the number of payphones by removing those phones receiving minimal use and thereby eliminating the costs to support and maintain those phones. For example, Davel had an average of 29,944 payphones in operation during the quarter ended December 31, 2006, compared with an average of 35,892 payphones in operation during the quarter ended December 31, 2005, a decline of approximately 16.6%. The average monthly revenues per average payphone for the quarters ended December 31, 2006 and 2005 were $80.44 and $93.65, respectively, representing a decline of 14.1% between years.

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

On the other hand, the business of AFN has grown. Revenues (excluding inter-company sales) were $1,994,525 for the current quarter, or 9.5% of consolidated revenues, compared with revenues for the prior-year quarter of $1,782,865, or 6.8% of consolidated revenues, representing an increase in revenues of 11.9% between years. The increase in revenues is attributable primarily to increased volumes with its business customers.

Internet Services. We deliver data communications services to end users on a retail basis principally through this business segment. Revenues from Internet services for the quarters ended December 31, 2006 and 2005 were $3,640,866, or 17.3% of consolidated revenues, and $4,534,617, or 17.3% of consolidated revenues, respectively, representing a decline of 19.7% between years. As stated above, the loss of customers by this business, which include mostly dial-up Internet access subscribers, has exceeded our expectations thus contributing to the goodwill impairment losses recorded in each of the last five quarters. In order to attempt to reverse the future loss of revenues, we are focused on the retention of existing subscribers through the improvements in the quality of the Internet service offerings and customer support. To that end, Lisa Bickford, our Vice President of Network Operations and the former general manager of InReach, has been given the operational responsibility for the entire Internet service provider business.

Wireless Networks. The revenues of this operating segment principally relate to Kite Broadband. Kite Broadband’s revenues for the quarters ended December 31, 2006 and 2005 were $2,788,949, or 13.3% of consolidated revenues, and $3,199,366, or 12.2% of consolidated revenues, respectively. Since its formation, the number of Kite Broadband customers has declined by approximately 18%. Through improvements in the quality of the service, we expect to increase our customer retention rate. Although the revenues of Kite Networks for the current quarter represented less than 1% of consolidated revenues, they primarily include the revenues derived from the initial operations of the wireless network in Tempe, Arizona. Such revenues were $63,122 and $190,163 for the three and nine months ended December 31, 2006, respectively.

Corporate. From time to time, the corporate segment generates miscellaneous revenues. No such revenues were generated by this segment in the current or prior year periods.

Operating Costs and Expenses

Total operating costs and expenses for the quarters ended December 31, 2006 and 2005, were $26,137,631 and $32,567,755, respectively, representing approximately 124.2% and 124.1% of consolidated revenues for the respective periods. Excluding cost of services, such costs were $14,162,829 and $18,777,559, respectively, representing approximately 67.3% and 71.5% of consolidated revenues for the respective periods. Further, excluding depreciation, amortization, stock compensation and charges relating to goodwill impairment and restructuring, such operating expenses were $10,954,142 and $12,383,525, respectively, representing approximately 52.1% and 47.2% of consolidated revenues for the respective periods. These operating expenses have been reduced by $1,429,383 between years, or 11.5%, due primarily to our restructuring activities that are reducing compensation and other related general and administrative costs. Such expenses were approximately $12,047,000 and $11,427,000 in the first and second quarters of the current year.

Depreciation and amortization expenses were $1,459,831 and $1,293,993 in the quarters ended December 31, 2006 and 2005, respectively. The increase between quarters is due primarily to current-quarter depreciation on municipal wireless network equipment in the amount of $225,676; such depreciation was only $2,041 in the prior-year quarter.

Costs of services were $11,974,802 and $13,790,196, respectively, in the quarters ended December 31, 2006 and 2005, a decrease of approximately 13.2% between quarters. These costs, expressed as a percentage of revenues for the corresponding periods, were 56.9% and 52.5%, respectively, for the current and prior-year quarters. The decrease in the dollars of such costs between quarters was due primarily to the decreased costs of Davel, CloseCall, DFW and Kite Broadband as revenues declined for those companies. However, the costs of network lines and circuits at these companies could not be reduced fast enough to keep pace with the declining revenues.

An analysis of the change between quarters in net consolidated operating expenses follows:

Net consolidated operating expenses, quarter ended December 31, 2005	$17,483,566
Operating expenses of comparable businesses, net	(1,524,141)
Stock compensation charge (adoption of SFAS 123R)	535,821
Decrease in goodwill impairment charge	(2,551,394)
Decrease in restructure charge	(1,335,612)
ProGames costs	94,758
Net consolidated operating expenses, quarter ended December 31, 2006	$12,702,998

Net consolidated operating expenses above	$12,702,998
Cost of services	11,974,802
Depreciation and amortization	1,459,831
Consolidated operating costs and expenses, quarter ended December 31, 2006	$26,137,631

Interest Expense

Interest expense, net, was $928,787 for the quarter ended December 31, 2006 compared with $582,785 in the prior year. During the first quarter of the current year, we completed the retirement of our notes payable to Cornell Capital and the SEDA terminated. During the second and third quarters of the current fiscal year, we issued a series of new debentures to Cornell Capital in the total amount of $5.825 million, bearing stated interest at 7.75%.

The major components of net interest expense for quarters ended December 31, 2006 and 2005 are presented in the following schedule.

Type of Debt	2006	2005

Convertible debentures (at stated rate)	$363,803	$297,897
Discount amortization amounts	307,532	99,323
Debenture payment discounts	134,791	-
Capital leases (wireless networks)	100,203	-
Notes payable to Cornell Capital	-	149,266
SEDA draw discounts	-	84,889
Other, net	22,458	(48,590)
Interest expense, net	$928,787	$582,785

Net Loss

We reported a net loss of $6,027,734 for the quarter ended December 31, 2006, or $(0.0102) per share, compared with a net loss of $6,955,732, or $(0.0165) per share, for the prior year quarter. The current year loss was due primarily to the reduction in revenues without a proportional decrease in the related cost of services or operating expenses, increased depreciation and amortization, and certain other non-cash charges. The current quarter results included non-cash charges related to goodwill impairment and stock compensation in the amounts of $1,213,035 and $535,821, respectively. The prior-year quarter net loss included goodwill impairment and restructuring charges in the amounts of $3,764,429 and $1,335,612, respectively. The voice services segment incurred a net loss of $1,319,764 for the current quarter compared with a net loss of $1,778,698 in the prior year quarter as revenues declined by approximately 21.4% without the corresponding cost of services declining at the same rate. In addition, the prior period results included a goodwill impairment charge of $1,818,910 related to Affinity. The Internet service segment incurred a net loss of $1,268,822 for the current quarter compared with a net loss of $3,264,614 in the prior-year quarter. Revenues of the business segment declined from $4,534,617 in the third quarter of last year to $3,640,866 in the current quarter, a decline of 19.7%. The current quarter results included a goodwill impairment charge of $1,213,035. Included in the prior period results were goodwill impairment and restructuring charges that totaled $3,281,131. Net losses incurred by Kite Networks, reflecting increased wireless equipment depreciation and other operating expenses incurred in support of the increasing number of network deployments, were the primary cause of the net loss of $1,384,226 reported by the wireless networks segment for the current quarter. The net loss for the corresponding period of the prior year was $571,786. Corporate expenses were $2,054,922 for the current quarter, including $535,821 in stock compensation and $84,759 in ProGames expenses and reflecting the increase in interest expense. Corporate expenses were $1,340,634 in the corresponding quarter of the prior year.

The Nine Months Ended December 31, 2006 and 2005

Total Revenues

We reported consolidated revenues of $67,792,120 in the nine months ended December 31, 2006 compared with revenues of $75,297,101 in the prior year period, a decrease of 10.0%. The current year results include the revenues of AFN and Kite Broadband for three quarters (the prior-year results include only two quarters) and the revenues of InReach (acquired on November 1, 2005) for three quarters. However, the revenues of each of the significant comparable companies, Davel, CloseCall, and DFW, declined between years. The start-up of the municipal wireless network in Tempe resulted in an increase in the revenues of Kite Networks to $190,163 for the nine months ended December 31, 2006 from revenues of only $15,622 in the corresponding period of the prior year. The amounts of revenues for each company that were included in our consolidated revenues for the nine months ended December 31, 2006 and 2005 were as follows.

Company	2006	2005	Change
Davel	$23,990,954	$32,283,029	$(8,292,075)
CloseCall (includes Affinity)	17,100,857	20,479,012	(3,378,155)
Kite Broadband	8,665,529	6,584,680	2,080,849
DFW (Nationwide)	8,111,457	11,452,497	(3,341,040)
AFN (includes US1)	6,162,798	3,539,123	2,623,675
InReach	3,570,362	943,138	2,627,224
Kite Networks	190,163	15,622	174,541
Total Revenues	$67,792,120	$75,297,101	$(7,504,981)

Operating Costs and Expenses

Total operating costs and expenses for the nine months ended December 31, 2006 and 2005, were $80,408,872 and $78,903,939, respectively, representing approximately 118.6% and 104.8% of consolidated revenues for the corresponding periods. Excluding cost of services, such costs were $42,534,866 and $42,437,486, respectively, representing approximately 62.7% and 56.4% of consolidated revenues for the corresponding periods. Further, excluding depreciation, amortization, stock compensation and charges relating to goodwill impairment and restructuring, such operating expenses were $34,428,036 and $34,173,656, respectively, representing approximately 50.8% and 45.4% of consolidated revenues for the corresponding periods.

Depreciation and amortization expenses were $4,239,634 and $3,163,689 in the nine months ended December 31, 2006 and 2005, respectively. The increase between the year-to-date periods is due primarily to current-year depreciation on municipal wireless network equipment in the amount of $629,218, and the inclusion of the depreciation and amortization of Kite Broadband for the full nine months of the current year period ($732,561), including amortization related to the Sprint contract (see Notes 2 and 6 to the condensed consolidated financial statements included herein). The prior-year period included only six months of depreciation and amortization for Kite Broadband ($372,402).

Costs of services were $37,874,006 and $36,466,453, respectively, in the nine months ended December 31, 2006 and 2005, an increase of approximately 3.9% between years. These costs, expressed as a percentage of revenues for the corresponding periods, were 55.9% and 48.4%, respectively, for the current and prior-year periods. The increase in the dollars of such costs between quarters was due primarily to the additional costs of AFN, Kite Broadband, InReach and Kite Networks. The comparable businesses of Davel, CloseCall, and DFW all experienced decreases in such costs between years. However, such costs, expressed as percentages of corresponding revenues, increased between years as costs related to network lines and circuits could not be reduced to keep pace with the declining revenues.

An analysis of the change between years in net consolidated operating expenses follows:

Net consolidated operating expenses, nine months ended December 31, 2005	$39,328,797
Decrease in operating expenses of comparable businesses	(3,043,991)
Increase due to operating expenses of acquired companies for full nine months	2,967,008
Stock compensation charge (adoption of SFAS 123R)	1,492,468
Decrease in goodwill impairment charges	(1,673,540)
Decrease in restructure charges	(1,051,773)
ProGames costs	276,263
Net consolidated operating expenses, nine months ended December 31, 2006	$38,295,232

Net consolidated operating expenses above	$38,295,232
Cost of services	37,874,006
Depreciation and amortization	4,239,634
Consolidated operating costs and expenses, nine months ended December 31, 2006	$80,408,872

Interest Expense

Interest expense, net, was $1,849,802 for the nine months ended December 31, 2006 compared with $2,213,295 in the prior year. During the first quarter of the current year, we completed the retirement of our notes payable to Cornell Capital and allowed the term of the SEDA to expire. During the second and third quarters of the current fiscal year, we issued a series of new debentures to Cornell Capital in the total amount of $5.825 million, bearing stated interest at 7.75%. The prior year included interest expense related to a bridge loan payable to Airlie Opportunity Fund that was refinanced in May 2005.

The major components of net interest expense for nine months ended December 31, 2006 and 2005 are presented in the following schedule.
Type of Debt	2006	2005

Convertible debentures (at stated rate)	$966,173	$758,651
Discount amortization amounts	642,786	250,748
Debenture payment discounts	134,791	-
Capital leases (wireless networks)	139,377	-
SEDA draw discounts	137,795	291,956
Notes payable to Cornell Capital	25,074	581,627
Airlie bridge loan	-	381,225
Other, net	(196,194)	(50,912)
Interest expense, net	$1,849,802	$2,213,295

Net Loss

We reported a net loss of $14,876,155 for the nine months ended December 31, 2006, or $(0.0253) per share, compared with a net loss of $6,012,640, or $(0.0154) per share, for the prior year period. The current year results included charges for stock compensation, goodwill impairment and restructuring that totaled $3,867,196, and a loss incurred on the extinguishment of debt in the amount of $409,601 (see Note 7 to the condensed consolidated financial statements). The prior-year results included such costs that totaled $5,100,041. The voice services segment incurred a net loss of $2,025,971 for the current year compared with net income of $2,050,017 in the prior year as revenues declined by approximately 16.1% while the cost of services were not decreased at the same rate, particularly at Davel. The Internet services business incurred a net loss of $2,590,743 for the current-year nine-month period compared with a net loss of $2,759,123 in the corresponding prior year period as revenues dropped by 5.8% from $12,395,635 in the prior year to $11,681,819 in the current year period. The current-period net loss included goodwill impairment charges in the total amount of $2,090,889. The prior-year results included goodwill impairment and restructuring charges in the amounts of $1,945,519 and $1,335,612, respectively. The net loss incurred by Kite Networks was the primary cause of the net loss of $3,987,504 reported by the wireless networks segment for the current year, relating primarily to the expansion of the municipal wireless business; the net loss reported by this business segment was $1,368,920 in the corresponding period of the prior year. Corporate expenses were $6,271,937 in the current year, including $1,492,468 in stock compensation, $185,968 in restructuring charges, the loss on extinguishment of debt of $409,601, the write-off of the investment banking fees in the amount of $165,886, and $369,033 in ProGames operating costs. Such increases were partially offset by the reduction in net interest expense between years as presented above. Corporate expenses were $3,934,614 for the nine months ended December 31, 2005.

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

The computations of Adjusted EBITDA for the quarters ended December 31, 2006 and 2005 were as follows.

	2006	2005

Net loss	$(6,027,734)	$(6,955,732)
Add non-EBITDA items included in net results:
Depreciation and amortization	1,459,831	1,293,993
Interest expense, net	928,787	582,785
Goodwill impairment and restructuring charges	1,213,035	5,100,041
Stock compensation expense	535,821	-

Adjusted EBITDA	$(1,890,260)	$21,087

The computations of Adjusted EBITDA for the nine months ended December 31, 2006 and 2005 were as follows.

	2006	2005

Net loss	$(14,876,155)	$(6,012,640)
Add non-EBITDA items included in net results:
Depreciation and amortization	4,239,634	3,163,689
Interest expense, net	1,849,802	2,213,295
Goodwill impairment and restructuring charges	2,374,728	5,100,041
Stock compensation expense	1,492,468	-
Loss on debt extinguishment	409,601	-

Adjusted EBITDA	$(4,509,922)	$4,464,385

We consider Adjusted EBITDA to be an important supplemental indicator of our operating performance, particularly as compared to the operating performance of our competitors, because this measure eliminates many differences among companies in financial, capitalization and tax structures, capital investment cycles and ages of related assets, as well as certain recurring non-cash and non-operating items. We believe that consideration of Adjusted EBITDA should be supplemental because Adjusted EBITDA has limitations as an analytical financial measure. These limitations include the following: Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments; Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; Adjusted EBITDA does not reflect the effect of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and not all of the companies in our industry may calculate EBITDA in the same manner in which we calculate Adjusted EBITDA, which limits its usefulness as a comparative measure.

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

Liquidity and Capital Resources

During the nine months ended December 31, 2006, our balance of unrestricted cash and cash equivalents increased by $479,532 to $5,877,413.

Net cash used in operations during the nine months ended December 31, 2006 was $4,221,622, reflecting the funding of operating expenses incurred by the Company and including a reduction of $1,383,099 in the total amount of accounts payable and accrued liabilities. Partially offsetting these factors was the $2,329,180 reduction in the balance of accounts receivable during the current year that was primarily due to a reduction in revenues. However, based on revenues for the respective preceding quarters, we reduced days sales in receivables to 35.7 days at December 31, 2006 from 39.8 days at March 31, 2006. Non-charges for the nine months ended December 31, 2006 totaled $9,393,622, including depreciation and amortization of $4,165,456, goodwill impairment charges of $2,090,889, stock compensation of $1,528,468, non-cash interest expense of $915,371, the loss on debt extinguishment of $409,601 and restructuring charges of $283,839. Non-cash charges for the nine month period ended December 31, 2005 totaled $8,838,559.

We used net cash of $3,481,256 in connection with investing activities during the current year. Cash used for capital expenditures during the current year totaled $5,544,243 including approximately $4,360,000 related to the deployment of municipal wireless networks. Net unrestricted cash proceeds of $2,144,666 were provided from the sale of certain wireless network equipment in Tempe and Farmers’ Branch (see additional discussion of these sale/leaseback transactions below).

Our financing activities during the current year provided net cash of $8,182,410. Cash provided to us from the sale of common stock, primarily sales to Cornell Capital pursuant to the SEDA, totaled $6,653,891. Net cash proceeds received from the issuance of convertible debentures were $5,540,750. During the current year, we used cash to make payments reducing the balance of notes payable and other debt amounts. The net reduction was $4,012,231 including the payment of the balance of notes payable to Cornell Capital in the amount of $3,600,000 and the payment of principal due under capital network equipment leases of $365,836.

We expect that our future cash flows from operations will not be adequate to meet our anticipated cash needs in the foreseeable future. Most important, we estimate that aggregate capital expenditures of approximately $45 million will be required in order to complete the municipal wireless network deployments contemplated by our current business plan, including approximately $8-$10 million related to full-scale deployments awarded to us to date. In order to support the municipal wireless network business operations, to complete the deployment of these wireless networks, and to pursue one or more significant strategic acquisitions, we will need to incur additional debt or issue additional equity. Our expectation for the Company’s revenue-producing businesses is that they will achieve at least an aggregate breakeven cash flow from operations and cover corporate expenses. Notwithstanding our expectation, that did not occur in the three or nine months ended December 31, 2006. A further decline in our revenue-generating businesses will increase our need for cash.

On May 19, 2006, the SEDA expired without renewal. The SEDA was important to the growth of our Company. However, we came to believe that the potential additional issuances of common stock pursuant to the SEDA resulted in an overhang that was depressive to the trading price of our common stock. We also believed that less expensive financing alternatives may be available to the Company. However, the successful pursuit of alternative sources of capital has been very difficult. Our group of businesses, our history of net losses, our lack of a corporate credit history with significant suppliers and the uncertain payback associated with investments in municipal wireless networks have proven to be significant obstacles to overcome in our search for capital.

Despite the expiration of the SEDA, Cornell Capital has continued to support the Company. On June 30, 2006, we issued an amended 7.75% secured convertible debenture in the amount of $15,149,650 to Cornell Capital, replacing the convertible debenture with an outstanding principal amount of $15,000,000 (and accrued interest payable at June 30, 2006 of approximately $149,650) that was issued to Cornell Capital in May 2005. Under the terms of the Amended Debenture, we agreed to make weekly scheduled principal payments of at least $250,000 that commenced in the current quarter with interest on the outstanding principal balance payable at the same time. However, we have the right to make any and all such principal and interest payments by issuing shares of our common stock to Cornell Capital. The amount of such shares is based upon the lower of $0.275 per share or 93% of the average of the two lowest daily volume weighted average per share prices of our common stock during the five days immediately following the scheduled payment date. During the quarter ended December 31, 2006, the Company issued 22,756,854 shares of its common stock to Cornell Capital in satisfaction of its obligation under the Amended Debenture to make weekly installment principal payments, plus interest. Such issuances reduced the debenture principal balance by $1,250,000 and paid $538,762 in accrued interest expense. With the issuance of the Amended Debenture, we deferred a cash requirement of $4,500,000 (the amount of the originally scheduled principal payments in the twelve month period ending March 31, 2007) relating to fiscal year 2007.

On August 28, 2006, the Company entered into a financing agreement with Cornell Capital that will provide $7.0 million in funding with the proceeds received upon the issuance of a series of secured, convertible debentures. At each closing, the Company issues Cornell Capital a 7.75% secured convertible debenture in the principal amount for that closing, convertible into common stock at $0.174 per share and pays a transaction fee equal to 7% of the proceeds. On August 30, 2006, the first closing provided gross cash proceeds of $2,300,000. During the quarter ended December 31, 2006, additional gross cash proceeds of $3,525,000 were received. Under this arrangement, as amended, the Company will make weekly scheduled principal payments of at least $125,000 commencing July 8, 2007, with interest on the outstanding principal balance payable at the same time. The Company also has the right to make any and all such principal payments by issuing shares of its common stock to Cornell Capital with the amount of such shares based upon the lower of $0.174 per share or 93% of the average of the two lowest daily volume weighted average per share prices of its common stock during the five days immediately following the scheduled payment date. Pursuant to the final closing under this agreement, we received gross proceeds of $1,175,000 on February 1, 2007.

Under the $7.0 million financing agreement with Cornell Capital, the issuance of each debenture to Cornell Capital is accompanied by the issuance of a stock warrant. To date, we have issued warrants to purchase 10,000,000 shares of our common stock at $0.174 per share. In addition, the warrants that were issued to Cornell Capital in connection with the Debenture and the Amended Debenture were amended to increase the number of shares and decrease the per share exercise prices. The number of shares subject to exercise under the warrants related to the Debenture and the Amended Debenture were increased to 15,000,000 shares and 13,750,000, respectively, from 6,000,000 and 10,000,000, respectively. The per share exercise prices of the warrants were reduced from $0.50 and $0.275, respectively, to $0.20 in both instances.

The Company filed a registration statement on Form S-3 on October 12, 2006 covering the resale of a total of 404,474,901 shares of our common stock by various selling stockholders, including 55,089,635 shares that may be issued to Cornell Capital under the Amended Debenture, 120,689,655 shares related to the $7.0 million financing agreement discussed above, and 38,750,000 shares related to the corresponding stock warrants. This registration statement was declared effective by the SEC, enabling our use of common stock to make installment payments to Cornell Capital under the various debentures. Of the approximately 175,779,000 shares covered by the registration statement relating to the debentures, approximately 46,202,000 have been issued.

During the current year, we have been successful in obtaining lease financing covering certain municipal wireless network equipment. On June 28, 2006, the Company executed a master equipment lease agreement intended to provide financing for the acquisition of qualifying municipal wireless network equipment. On June 30, 2006, the Company received $2,000,000 in gross cash proceeds from the sale of certain municipal wireless network equipment that is deployed in Tempe, Arizona, and is leasing back the equipment pursuant to the master lease agreement. The leaseback period is 36 months and the terms include a fair-market-value purchase option at the end of the lease term. However, in order to satisfy concerns about our credit worthiness, we were required to purchase certificates of deposit totaling $700,000 that serve as collateral for the benefit of the lessor. On December 26, 2006, we completed the receipt of approximately $1,207,000 in gross cash proceeds from the sale of certain wireless network equipment deployed in Farmers’ Branch, Texas, and commenced a leaseback of the equipment under the master lease agreement. As above, the leaseback period is thirty-six months and the terms include a fair-market-value purchase option at the end of the lease term. The Company was required to purchase certificates of deposit totaling approximately $362,000 in order to collateralize this transaction.

On October 10, 2006, the Company signed a master equipment lease agreement with a different lease financing firm that may provide up to $3 million in lease financing capital for future wireless network equipment purchases. The commitment is available only for equipment manufactured by Cisco Systems. Fifty percent of the commitment is designated for core network infrastructure equipment. The remainder of the commitment is available for transmission equipment purchases and can be used to finance up to 50% of the cost of such purchases. The lease term for each equipment purchase shall be 24 months. On December 20, 2006, the Company completed the acceptance of the equipment included on the initial schedule appended to this master lease agreement with a total cost of approximately $508,000.

We expect to negotiate future municipal wireless equipment lease financing arrangements with longer terms and/or reduced collateral requirements. We continue to pursue the addition of new lease financing to cover the costs of the access point equipment deployed in Longmont, Colorado, and the future costs of the wireless networks planned for Yuma, Gilbert and Chandler. In the meantime, obtaining flexible payment terms from suppliers is important to our ability to complete deployments. For example, suppliers granted extended payment terms to Kite Networks in connection with the deployments of the equipment in Tempe and Longmont. Negotiations are underway in attempts to obtain extended payment terms from the likely suppliers of equipment for the Gilbert and Chandler deployments. However, the fact that substantially all of the balance due for the Longmont equipment (approximately $1,569,000) is overdue is adversely affecting the negotiations. The supplier’s position is that payment of this amount must occur before discussions continue. Payment of this overdue amount prior to our arranging lease financing or securing funding from some other source would reduce our unrestricted cash balance significantly.

Finally, in order to assist us in considering the strategic alternatives available to us for the municipal wireless network business and its need for capital, we recently announced the engagement of BB&T Capital Markets as Kite’s financial advisor. As discussed above, growing this business to a size that is profitable and cash-flow positive will require a substantial amount of capital. It does not appear reasonable that we will have the ability to fund the cash needs of this business as we have to this point. Consequently, we expect that this engagement will result in a recommendation that we sell all or a portion of this business in order to recover our investment and/or eliminate the current Mobilepro requirement to support this business.

Should we fail to obtain alternative capital financing or eliminate the net losses and negative cash flows of our operating businesses, we will be required to consider other alternatives, including the reduction of our operations (in particular the deployment of additional municipal wireless networks), the discontinuance or disposal of certain other assets or operations, or the sale of the entire Company.

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

Risks Related to Our Business

Investing in our securities involves a high degree of risk. Before investing in our securities, you should carefully consider the risks and uncertainties described below and those included in our Annual Report on Form 10-K/Afor the fiscal year ended March 31, 2006, and in our Quarterly Reports on Form 10-Q/A for the quarters ended September 30 and June 30, 2006, and the other information contained in this report. If any of these risks or uncertainties actually occurs, our business, financial condition or future operating results could be materially harmed. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment.

We Have Lost Money Historically Which Means That We May Not Be Able to Achieve and Maintain Profitability

We have historically lost money. In the years ended March 31, 2006 and 2005, we sustained net losses of $10,176,407 and $5,359,722, respectively. In addition, we incurred a net loss of $14,876,155 in the nine months ended December 31, 2006 caused primarily by declining revenues. As a result, the amount of cash used in operations during the nine months ended December 31, 2006 was $4,221,622. Future losses may occur. Accordingly, we will experience liquidity and cash flow problems if we are not able to improve our operating performance or raise additional capital as needed and on acceptable terms. If we fail to obtain alternative capital financing or eliminate the net losses and negative cash flows of our operating businesses, we will be required to consider other alternatives, including the reduction of our operations (in particular the deployment of additional municipal wireless networks), the discontinuance or disposal of certain assets or operations, or the sale of the entire Company.

The Conversion of the Debentures into Shares of Our Common Stock Could Result in Significant Near-Term Dilution to Our Stockholders

On June 30, 2006, we issued the Amended Debenture to Cornell Capital in the amount of $15,149,650, replacing the convertible debenture in the principal amount of $15,500,000 dated May 13, 2005 that issued to Cornell Capital. Under the terms of the Amended Debenture, as revised, we make weekly scheduled principal payments of at least $250,000 that commenced in the current quarter with interest on the outstanding principal balance payable at the same time. We have the right to make any and all such principal payments by issuing shares of our common stock to Cornell Capital with the amount of such shares based upon the lower of $0.275 per share or 93% of the average of the two lowest daily volume weighted average per share prices of our common stock during the five days immediately following the scheduled payment date. Cornell Capital may convert all or any part of the unpaid principal and accrued interest owed under the Amended Debenture into shares of our common stock at a conversion price of $0.275 per share.

On August 28, 2006, we entered into an agreement with Cornell Capital to provide up to $7.0 million in capital financing through the issuance of a series of debentures. All of these funds have been received. Under the terms of this financing agreement, as amended, we have agreed to make weekly scheduled principal payments of at least $125,000 commencing July 8, 2007, with interest on the outstanding principal balance payable at the same time. As above, we have the right to make any and all such principal payments by issuing shares of our common stock to Cornell Capital with the amount of such shares based upon the lower of $0.174 per share or 93% of the average of the two lowest daily volume weighted average per share prices of our common stock during the five days immediately following the scheduled payment date. Cornell Capital may convert all or any part of the unpaid principal and accrued interest owed under these debentures into shares of our common stock at a conversion price of $0.174 per share.

On January 31, 2007, the price of our common stock closed at $0.055 per share. Should the price of our stock remain at the current level and we choose to continue to make scheduled principal payments with our common stock, the issuance of shares of our common stock to Cornell Capital may result in significant dilution to the value of common stock currently held by our stockholders. For example, using 93% of the closing price per share on January 31 ($0.051 per share) as the calculation price, each future weekly retirement of debt under the Amended Debenture in the amount of $250,000 would result in the weekly issuance of approximately 4,902,000 shares of our common stock, and each weekly retirement of debt under the $7.0 million financing agreement in the amount of $125,000 would result in the weekly issuance of approximately 2,451,000 shares of our common stock to Cornell Capital commencing July 8, 2007. Based on our current stock trading price, we would ultimately issue an aggregate of approximately 436,391,000 shares of our common stock to repay the Amended Debenture and the $7.0 million debentures in full. However, we may issue fewer shares if the market price of our common stock increases, and we may issue more shares if the market price of our common stock decreases.

We May Not Have Enough Registered Shares to Cover All of the Scheduled Debenture Payments with Our Common Stock

The Company filed a registration statement on Form S-3 on October 12, 2006 registering the resale of a total of 404,474,901 shares of our common stock by various selling stockholders, including 55,089,635 shares that may be issued to Cornell Capital under the Amended Debenture, 120,689,655 shares related to the $7.0 million financing agreement, and 38,750,000 shares related to the corresponding stock warrants. This registration statement was declared effective by the SEC enabling our use of common stock to make installment payments to Cornell Capital under the various debentures. Of the approximately 175,779,000 shares covered by the registration statement relating to the debentures, approximately 46,202,000 have been issued.

Should the per share market price of our common stock remain at the current level, payment of the remaining outstanding principal amounts due under the debentures issued to Cornell Capital (excluding shares to cover interest) would require 436,391,000 registered shares. We have registered approximately 175,779,000 shares to cover such payments. The difference in the number of shares represents a debenture principal amount of approximately $14,334,000.

If our stock price does not rise sufficiently to eliminate this difference, or we should fail to negotiate sufficient modifications to the debenture payment terms or to register additional shares of our common stock for the benefit of Cornell Capital, we would be required to make the principal payments, plus interest, in cash.

As a Microcap Company, Raising Money on Commercially Reasonable Terms is Difficult. If We Are Unable to Raise Additional Capital, We May Be Unable to Make Acquisitions or to Fund Our Future Operations

We have relied almost entirely on external financing to fund our operations and acquisitions to date. We have been particularly reliant on funds provided by Cornell Capital. Such financing has historically come from a combination of borrowings and sale of common stock. We drew a total of $39,173,129 in funds under the $100 million SEDA resulting in the issuance of approximately 183,996,589 shares of our common stock to Cornell Capital. Our SEDA expired on May 19, 2006 and was not renewed. In addition, we have issued debentures to Cornell Capital in connection with transactions that have provided an aggregate of $21,474,650 in funding since May 2005. In connection with payments of principal and interest under the debentures, we have issued a total of approximately 46,202,000 shares of our common stock to Cornell Capital since November 2006.

Over the next two years we anticipate that we may need to raise additional or alternative capital to fund major acquisitions and to grow our emerging businesses. We anticipate that these additional funds will be in the range of $45 million to $200 million, depending on the pace of growth and/or the size of future acquisitions.

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

Federal Regulators May Take Positions with Which We Disagree or Which We Believe are Contrary to Existing Law and Regulation, Which May Impose Substantial Litigation Costs on Our Business, Impede Our Access to Capital and/or Force Us to Seek a Merger Partner

As a publicly traded telecommunications company, we are subject to the regulatory scrutiny of both the Federal Communications Commission (the “FCC”) and the SEC. Both agencies are so-called “administrative agencies” with statutory authority to implement and enforce laws passed by the U.S. Congress. Despite this limited scope, both the FCC and SEC have the ability to use discretion in certain cases both in interpreting what the laws passed by Congress mean and when to enforce such laws. The FCC and/or SEC may even take positions with which we disagree or which we believe are unfounded in statute, regulation, or prior agency guidance and which are adverse to Mobilepro. For instance, the FCC has been repeatedly overruled by federal courts in recent years for misinterpretations of the 1996 Telecom Act. In order to contest such behavior, Mobilepro may be forced to resort to litigation. In the context of the SEC, Mobilepro’s ability to have any registration statement “go effective” may be impeded if in its comments to a future registration statement the SEC were to take a position with which we disagree based on prior law, regulation or prior SEC interpretative guidance. Such behavior would materially impair Mobilepro’s access to the capital markets, potentially force Mobilepro to incur substantial litigation related costs and may force Mobilepro to seek a merger with another company.

Impairment of Goodwill Could Result in Significant Future Charges That Could Jeopardize Our Ability to Raise Capital

At December 31, 2006, our balance sheet included intangible assets with a total carrying value of approximately $53,783,000, representing 57.0% of total assets, and including approximately $46,007,000 in goodwill. Substantially all of this goodwill has been recorded in connection with the series of acquisitions completed by us since January 1, 2004. GAAP requires that we assess the fair values of acquired entities at least annually in order to identify any impairment in the values. We perform our annual impairment tests for goodwill at fiscal year-end. However, on a quarterly basis, we are alert for events or circumstances that would more likely than not reduce the fair value of a reporting segment below its carrying amount. If we determine that the fair value of an acquired entity is less than the net assets of the entity, including goodwill, an impairment loss would be identified and recorded at that time.

During the three months ended December 31, 2005, both the Internet and voice services segments incurred operating losses that were not expected. As a result, management reviewed the carrying values of the assets of these segments and determined that an adjustment for goodwill impairment was appropriate at December 31, 2005. The Company recorded an impairment charge in the amount of $3,764,429, including $1,945,519 related to the Internet service companies and $1,818,910 related to Affinity Telecom (“Affinity”), a CLEC business located in the state of Michigan that was acquired in August 2004. The impairment charges represented approximately 17.2% and 84.5% of the goodwill related to the Internet service companies (excluding InReach) and Affinity, respectively. The Company experienced a significant and steady loss of Affinity customers, and Affinity incurred bad debt losses at a greater rate than in our other CLEC companies. The negative customer churn of dial-up Internet access customers has exceeded management's expectations, contributing to the net losses incurred by this segment during the most recent five quarters. In the succeeding quarters, we recorded additional ISP goodwill impairment charges totaling $2,773,005, including $1,213,035 recorded in the quarter ended December 31, 2006.

Future assessments of the acquisition fair values could identify material impairment losses resulting in substantial write-offs of goodwill. For example, the goodwill included in the balance sheet at December 31, 2006 related to the DFW group of Internet service provider companies was approximately $10,573,000. Future adjustments, that could include all of the remaining balance of the DFW goodwill, could have material adverse effects on our results of operations and our financial position, and could impede our continuing ability to raise capital and/or to make acquisitions.

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

Our Payphone Division is Experiencing Intense Competition That Has Resulted in Revenue Declines That Will Likely Continue

Through our Davel subsidiary, we compete with other independent pay telephone providers and large local exchange carriers for the locations where we install and operate pay telephones. Many of these competitors have substantially greater financial, marketing and other resources than us.

Additionally, Davel indirectly competes with other telecommunications providers, including providers of wireless services and prepaid calling card companies, for end users to utilize our pay telephones to make local and long distance calls. The proliferation of wireless communication devices has continued to reduce the use of pay telephones. For example, the cellular telephone business of CloseCall represents indirect competition for Davel. Furthermore, certain providers of wireless communication devices have continued to introduce rate plans, including pre-paid rate plans, that are competitively priced with certain of the products offered by us and have negatively impacted the usage of pay telephones throughout the nation. The effect on our business is that revenues of Davel are steadily declining. Davel’s revenues were $40,305,697 for the twelve months ended March 31, 2006 compared with $55,091,465 (including the pre-acquisition portion) for the corresponding period of the prior year, a decline of 26.8%. Further, Davel’s revenues were approximately $23,991,000 for the nine months ended December 31, 2006 compared with approximately $32,283,000 for the nine months ended December 31, 2005, a decline of 25.7%.

If we are unsuccessful in increasing revenues from other sources, the declining payphone business may contribute to declines in consolidated revenues and the incurring of additional consolidated operating losses. In such event, we may be forced to dispose of this business pursuant to terms not considered favorable to us.

If We Are Unable to Successfully Acquire the Necessary Equipment, the Deployment and Management of Our Wireless Networks Could Be Delayed, Contracts Could Be Lost, and Our Efforts to Raise Capital for This Business Could Be Adversely Affected

The successful deployment and management of a broadband wireless network, like the Tempe network, depends on our ability to obtain the necessary technical equipment and to acquire such equipment when needed at prices and on terms acceptable to us. Required equipment includes antennas, transmitters and network routers. For the Tempe network, we successfully obtained such equipment with the total cost approximating $3.0 million. To date, we have incurred an additional $5.5 million in equipment costs related to additional scheduled wireless network deployments.

Obtaining flexible payment terms from suppliers for large equipment purchases has been important to our ability to complete deployments. Such terms have allowed us to more effectively manage our cash flow and/or negotiate sale/leaseback transactions. For example, suppliers granted extended payment terms to us in connection with the deployments of the equipment in Tempe and Longmont. Negotiations are underway in attempts to obtain extended payment terms from the likely suppliers of equipment for the Gilbert and Chandler deployments. However, the fact that substantially all of the balance due for the Longmont equipment (approximately $1,569,000) is overdue is adversely affecting the negotiations. The supplier’s position is that payment of this amount must occur before discussions continue. Payment of this overdue amount prior to our arranging lease financing or securing funding from some other source would reduce our unrestricted cash balance significantly. Further, the transmission equipment being installed by us incorporates certain new technologies that are largely untested in these types of networks. Should functionality prove to be ineffective, we may be required to make additional expenditures to upgrade or replace equipment that has already been installed.

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

We are contractually obligated to complete the deployment of the Yuma and Gilbert deployments by March 31, 2007. Because we have not yet obtained the required equipment, it is unlikely that we will complete the deployments by then. The completion of the Chandler network is overdue. If we do not continue to be granted extensions by the cities, we could lose the deployment opportunities. The loss of any of these contracts would adversely affect the growth of our wireless network business, and could adversely affect our ability to raise required capital.

If We Fail to Negotiate Definitive Agreements, the Deployment of Municipal Wireless Networks in Cities That Have Selected Us to Do So Will Not Occur

Selection of our Company for the deployment, ownership and operation of a city-wide wireless networks may result after a formal bid and proposal process or it may result from a directed award. We have been selected by ten municipalities in total, and we are working on eight of those projects. However, negotiation of a definitive contract covering the engagement typically follows the announcement of the selection. There can be no assurance that we will complete a deployment until a definitive contract is in place. For example, earlier last year, we announced our selection by the city of Sacramento, California. However, more recently, we announced our decision to terminate the pursuit of this project during contract negotiation as we determined that certain new requirements imposed by the city were inconsistent with our current business model and original award. Likewise, during the current quarter, we discontinued negotiations with the prime contractor for the Brookline, Massachusetts wireless network deployment due to economic issues and legal risks. Of the remaining active projects, we have not yet completed contract negotiation with the cities of Akron and Cuyahoga Falls, Ohio. There can be no assurance that we will reach a definitive agreement for the deployment, ownership and operation of wireless networks in these or other cities.

If Cornell Capital or Other Large Stockholders Sell Part or All of Their Shares of Common Stock in the Market, Such Sales May Cause Our Stock Price to Decline

From time to time, Cornell Capital and other selling stockholders may sell in the public market up to all of the shares of common stock owned at that time. Mr. Wright has executed “lock-up” agreements that prohibit the sale or disposition by him of more than one million (1,000,000) shares of the Company’s common stock during any calendar quarter during his employment period. Additionally, as a result of Mr. Wright’s buying program under Rule 10b5-1, he is unlikely to sell any shares within six months of any purchase because of the disgorgement provisions of Section 16 under the Securities Act of 1933. Mr. Wright’s buying program is scheduled to expire in March 2007.

In October 2006, we filed a registration statement on Form S-3 covering the resale by selling stockholders of up to 404,474,901 shares of common stock that was declared effective by the SEC. The number of shares registered in this offering represents approximately 45.4% of the total number of shares of common stock outstanding upon their issuance. In the event that the selling stockholders dispose of some or all of the shares of common stock, such sales may cause our stock price to decline.

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

We May Not Successfully Integrate Our TCS Acquisition Which Could Harm Our Business

As discussed elsewhere in this document, in January 2007, CloseCall acquired certain cellular telephone service contracts from TCS, representing over 7,000 cellular subscribers, plus related accounts receivable and inventory. As structured, the transaction should enhance revenues, operating profits and cash flow from operations by leveraging the existing CloseCall organization while adding a small group of salespersons experienced in selling telecommunications services to commercial customers. We expect this transaction to immediately add over $5,000,000 to the annual revenues of CloseCall.

However, our plans require the rapid integration of the major processes required to support the acquired customers, including provisioning, customer billing, cash collections and customer care. Certain aspects of the acquired business are new and the experience of CloseCall’s employees with the required integration tasks is limited. Failure to execute our integration efforts quickly or effectively could harm our business, resulting in poor service, the unexpected loss of subscribers, the inability to obtain new customers, the unanticipated costs of maintaining separate processes, and/or the loss of key employees. In addition, unexpected difficulty with the integration could divert the attention of key management from other essential tasks.

If Our Current or Previous Capital Raising Transactions with Cornell Capital Were Held to Be in Violation of the Securities Act of 1933, We Could Experience Significant Negative Consequences

During its review of Amendment No. 1, filed on November 30, 2005, to our Registration Statement on Form SB-2, originally filed on September 30, 2005 and withdrawn by us on September 22, 2006, the SEC issued a comment stating that it believed that the repayment of promissory notes to Cornell Capital using proceeds from advances under the SEDA may have somehow violated Section 5 of the Securities Act of 1933 (the “Securities Act”). We requested guidance from the SEC regarding these transactions and how the transactions we had completed implicated Section 5. The only guidance we received was a reference to Section VIII of the Commission’s Current Issues and Rulemaking Projects Quarterly Update dated March 31, 2001 (the “Quarterly Update”). We analyzed each requirement for an equity line to comply with the Securities Act set forth in the Quarterly Update. We believe that we fully complied with the SEC’s guidance and that the guidance does not explicitly or implicitly prohibit or in any way limit the use of proceeds under the SEDA to repay debt obligations to Cornell Capital or any other party or limit any other use of proceeds. We are not aware of any other law, regulation or interpretive guidance on this subject and have not been advised of the existence of any by the SEC. Once we became aware of the new position of the staff of the SEC on this issue, however, we nevertheless immediately changed our repayment of notes issued to Cornell Capital to ensure that such repayments of debt were made only from cash generated by our operations or provided from other sources. Furthermore, all such notes payable to Cornell Capital were repaid during the quarter ended June 30, 2006, and no such notes were payable to Cornell Capital at September 30, 2006.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to certain other litigation arising in the normal course of its business that we believe will not materially affect our financial position or results of operation, we were involved with the following legal proceedings during the nine months ended December 31, 2006.

1)
At the time that we acquired Davel, there was existing litigation brought against Davel and other defendants regarding a claim associated with certain alleged patent infringement. Davel has been named as a defendant in a civil action captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., C.A. No. 04-4303 filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls. Davel does not believe that the allegations set forth in the complaint are valid, continues to assess the validity of the Gammino Patents and continues to determine whether the technology purchased by Davel from third parties infringes upon the Gammino Patents. The plaintiff is seeking monetary relief of at least $7,500,000. The case remains in the discovery phase of the litigation.

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

2)
On September 10, 2004, CloseCall was served with a complaint in an action captioned Verizon Maryland Inc., Verizon New Jersey Inc., and Verizon Delaware Inc. in the Circuit Court for Montgomery County, Maryland. Verizon sued for “in excess of $1,000,000” based on alleged unpaid invoices for services provided to CloseCall. Verizon asserted that CloseCall underpaid the Federal Subscriber Line Charges billed by Verizon, by applying an uncollectible factor to the amounts charged by Verizon. In addition, Verizon contended that CloseCall underpaid the amounts owed to Verizon by misapplying the terms of the “merger discount” offered to CLECs, including CloseCall, as a result of the merger between Bell Atlantic and GTE.

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

3)
On August 6, 2006, we were served with a summons and complaint filed in the Superior Court of the State of Arizona in Maricopa County in the matter captioned Michael V. Nasco, et. al. vs. MobilePro Corp., et. al. which makes claims arising out of the acquisition by the Company of Transcordia, LLC. The plaintiff alleges breach of contract, fraud, relief rescission, failure to pay wages and unjust enrichment and seeks damages in excess of $3 million. On or about November 7, 2006, we filed a motion to dismiss arguing lack of standing and corporate existence. The motion to dismiss was subsequently denied by the Court and the matter is in the initial stages of discovery. We believe that we have meritorious defenses to the alleged claims and intend to vigorously defend ourselves in this matter. In the event that our defenses were not successful, we believe that any potential exposure related to the claims alleged against the Company is not likely to be material.

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

On August 14, 2006, we issued a warrant to purchase 2,000,000 shares of our common stock to Ray Cagle in connection with his appointment as Executive Vice President of the Company, and Chief Operating Officer of Kite Networks, exercisable at $0.135 per share

Since August 28, 2006, in connection with the issuance of debentures under the $7.0 million financing agreement, we have issued warrants to purchase 10,000,000 shares of our common stock to Cornell Capital, exercisable at a per share price of $0.174.

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

During the three months ended December 31, 2006, the Company issued 22,756,853 shares of its common stock to Cornell Capital in satisfaction of its obligation under the Amended Debenture to make installment principal payments of $250,000 per week, plus interest.

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

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the three months ended December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

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
Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2004

2.17	Agreement and Plan of Merger by and among Registrant, NeoReach, Inc., Transcordia Acquisition Corp., Transcordia, LLC and its Unit Holders, dated April 2005	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005

2.18	Agreement and Plan of Merger by and among Registrant, NeoReach, Inc., NeoReach Wireless, Inc., Evergreen Open Broadband Corporation, and Certain Shareholders	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005

2.19	Agreement and Plan of Merger, dated June 30, 2005, by and among the Company, AFN Acquisition Corp., American Fiber Network, Inc. and the individuals and entities identified therein	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005

2.20	Agreement and Plan of Merger, dated October 31, 2005, by and among the Company, InReach Internet, Inc., InReach Internet, LLC, and Balco Holdings, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2005

2.21	Form of assignment of Limited Liability Company Interest/Release, dated January 31, 2006	Incorporated by reference to Exhibit 2.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

2.22	Agreement and Plan of Merger, dated January 31, 2006, by and among Mobilepro Corp., Kite Acquisition Corp. and Kite Networks, Inc.	Incorporated by reference to Exhibit 2.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

3.1	Certificate of Incorporation, dated April 20, 2001, of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001

3.2	Certificate of Amendment of Certificate of Incorporation of Mobilepro Corp dated November 16, 2001.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001

3.3	Certificate of Amendment to Certificate of Incorporation of Mobilepro Corp. dated March 11, 2003	Incorporated by reference to Exhibit 3.11 to the Registrant’s Registration Statement on Form SB-2 filed on May 6, 2003

3.4	By-Laws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001

4.1	2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001

4.2	Amended and Restated 2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2004

4.3	Registration Rights Agreement, dated September 16, 2004, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

4.4	Registration Rights Agreement, dated November 15, 2004, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004

4.5	Form of Warrant issued on November 15, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004

4.6	Registration Rights Agreement, dated June 30, 2005, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005

4.7	Registration Rights Agreement, dated November 1, 2005, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2005

10.1	Executive Employment Agreement, dated December 15, 2003, between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 13, 2004

10.2	Executive Employment Agreement, dated April 15, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.15 to the Amendment to Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004

10.3	Amended and Restated Executive Employment Agreement, dated June 9, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2004

10.4	Standby Equity Distribution Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004

10.5	Registration Rights Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004

10.6	Placement Agent Agreement, dated May 13, 2004 between the Company and Newbridge Securities Corporation	Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004

10.7	Escrow Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004

10.9	Promissory Note issued by the Company to Cornell Capital on August 23, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004

10.10	Security Agreement between the Company and Cornell Capital dated August 23, 2004	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004

10.11	Promissory Note issued by the Company to Cornell Capital on August 25, 2004	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004

1012	Security Agreement between the Company and Cornell Capital dated August 25, 2004	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004

10.13	Letter Agreement between the Company and Cornell Capital dated August 27, 2004	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004

10.14	Promissory Note issued by the Company to Cornell Capital on August 27, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004

10.15	Security Agreement between the Company and Cornell Capital dated August 27, 2004	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004

10.16	Promissory Note issued by the Company to Cornell Capital on September 22, 2004	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004

10.17	Security Agreement between the Company and Cornell Capital dated September 22, 2004	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004

10.18	Executive Employment Agreement by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004

10.19	Credit Agreement, dated November 15, 2004, by and among the Company, Davel Acquisition Corp. and Airlie Opportunity Master Fund, Ltd.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004

10.20	Employment Agreement dated February 28, 2005 between Davel Communications, Inc. and Tammy L. Martin	Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.21	Amendment No. 1 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated April 20, 2005	Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.22	Amendment No. 2 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated May 26, 2005	Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.23	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2005

10.24	Amended and Restated Executive Employment Agreement, dated June 16, 2005 by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.25	Securities Purchase Agreement, dated as of May 13, 2005, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.26	Secured Convertible Debenture, issued on May 13, 2005 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.27	Amended and Restated Collateral Assignment of Intellectual Property Rights, made as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.28	Amended and Restated Security Agreement, dated May 13, 2005, by and among the Company, the subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.29	Investor Registration Rights Agreement, dated as of May 13, 2005 by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.30	Amended and Restated Guaranty Agreement, dated as of May 13, 2005, made by each of the direct and indirect subsidiaries of the Company in favor of Cornell Capital	Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.31	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.32	Master Agreement for Services between Sprint Communications Company L.P. and Kite Broadband, LLC, dated May 20, 2005*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed November 14, 2005

10.33	Agreement between the City of Tempe and NeoReach, Inc. for the Use of City Property in Connection with the Operation of a WiFi Network, dated August 17, 2005	Incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2006

10.34	Executive Employment Agreement dated February 1, 2006, between Jerry M. Sullivan, Jr. and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2005
10.35	Secured Convertible Debenture, issued on June 30, 2006 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 7, 2006

10.36	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.37	Master Lease Agreement dated June 28, 2006 between JTA Leasing Co., LLC, Mobilepro Corp., and NeoReach, Inc.	Incorporated by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.38	Letter Agreement between American Fiber Network, Inc. and FSH Communications LLC, dated June 30, 2006*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 11, 2006

10.39	Securities Purchase Agreement, dated as of August 28, 2006, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006
10.40	Secured Convertible Debenture, issued on August 28, 2006, by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006
10.41	Investor Registration Rights Agreement, dated as of August 28, 2006, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006

10.42	Irrevocable Transfer Agent Instructions dated August 28, 2006 among the Company, Interwest Transfer Company, Inc. and David Gonzalez, Esq., as Escrow Agent	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006

10.43	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006

10.44	Amendment No. 1 to the Securities Purchase Agreement, dated September 20, 2006, between the Company and Cornell Capital, and the related Convertible Debenture	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2006

10.45	Amendment No. 2 to the Securities Purchase Agreement, dated October 23, 2006, between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2006

10.46	Master Equipment Lease dated September 27, 2006, between Data Sales Co., Mobilepro Corp., and Kite Networks, Inc.	Incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

10.47	Asset Purchase Agreement, dated as of December 29, 2006, by and among TeleCommunication Systems, Inc., Mobilepro Corp., and CloseCall America, Inc.	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on January 10, 2007

10.48	Amendment No. 1 to Convertible Debentures issued to Cornell Capital, dated January 17, 2007	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on January 23, 2007

31.1	Certification by Jay O. Wright, Chief Executive Officer, pursuant to Rule 13a-14(a)	Provided herewith
31.2	Certification by Richard H. Deily, Principal Financial Officer, pursuant to Rule 13a-14(a)	Provided herewith
32.1	Certification by Jay O. Wright, and Richard H. Deily, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Provided herewith

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

MOBILEPRO CORP.

Date: February 9, 2007	By:	/s/ Jay O. Wright
Jay O. Wright, Chief Executive Officer

Date: February 9, 2007	By:	/s/ Richard H. Deily
Richard H. Deily, Chief Accounting Officer