Form 10-K
period 2007-03-31
MOBILEPRO CORP
filed 2007-06-29
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2007

Commission File Number 000-51010

MOBILEPRO CORP.
(Name of Registrant in Its Charter)

DELAWARE	87-0419571
(State or Other Jurisdiction of	(IRS. Employer
Incorporation or Organization)	Identification No.)

6701 Democracy Boulevard, Suite 202, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(301) 315-9040
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and nonvoting common shares of our common stock held by non-affiliates computed by reference to the price at common shares were last sold ($0.0225 on April 27, 2007) was $15,099,152.

As of June 10, 2007, the Company had 775,079,608 shares of its common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on October 2, 2007 are incorporated by reference in Part III.

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Annual Report on Form 10-K includes forward-looking statements about our business including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements.

Item 1. Business

The Company

We are a broadband wireless, telecommunications, and integrated data communication services company. We deliver a comprehensive suite of voice and data communications services, including local exchange, long distance, enhanced data, Internet, wireless and broadband services to our end-user customers. We are focused on growing our current customer bases, deploying wireless technologies, acquiring and growing telecommunications and broadband companies and forging strategic and marketing alliances with well positioned companies with complementary product lines and in complementary industries.

The adoption of initiatives by cities to create areas within city limits where residents, visitors, students, and businesses can obtain wireless access to the Internet has created an increased interest in so-called wireless access zones. We are concentrating efforts on the deployment, management and ownership of such municipally sponsored wireless access zones. As a result, we are an innovator in the deployment of wireless broadband networks and services. Our wireless broadband networks and services will be provided in our wireless access zones to be primarily located in municipality sponsored areas. These network systems are scalable and flexible and will be readily modified to offer a variety of broadband services. Currently, we are deriving revenues from our initial network deployments in Tempe, Arizona, Farmers’ Branch, Texas, and Longmont, Colorado.

We market and sell our integrated communications services through nine branch offices in seven states and we service over 127,958 billed accounts representing approximately 221,504 equivalent subscriber lines, including approximately 113,430 local and long-distance telephone lines, approximately 41,047 dial-up lines, approximately 5,410 DSL lines, approximately 25,191 fixed or mobile wireless lines, and approximately 7,345 cellular lines and the remaining are other Internet related accounts. The acquisition of subscriber contracts in January 2007 that is discussed below added over 7,000 cellular service customers. We own and operate approximately 26,517 payphones located predominantly in 46 states and the District of Columbia. Most of our subscribers are residential customers.

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

Revenues for the reportable business segments for the fiscal years ended March 31, 2007, 2006 and 2005 were as follows:

Business Segment	2007	2006	2005

Voice Services	$62,559,069	$72,356,453	$32,009,084
Internet Services	15,030,633	16,940,513	13,884,060
Wireless Networks	11,499,521	9,716,501	-
Corporate	105	-	615,000
Total Revenues	$89,089,328	$99,013,467	$46,508,144

The revenues for each business segment, expressed as a percentage of total revenues for the respective years, were as follows:

Business Segment	2007	2006	2005

Voice Services	70.2%	73.1%	68.8%
Internet Services	16.9	17.1	29.9
Wireless Networks	12.9	9.8	-
Corporate	0.0	-	1.3
Total Revenues	100.0%	100.0%	100.0%

The revenues of the voice services business segment are provided primarily by the operations of Davel and CloseCall. Davel’s revenues represented approximately 48.0% and 33.7% of voice services revenues and consolidated revenues, respectively, for the fiscal year ended March 31, 2007. CloseCall’s revenues represented approximately 39.1% and 27.5% of voice services revenues and consolidated revenues, respectively, for the fiscal year ended March 31, 2007.

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

Prior to January 2004, we were a development stage company. Although we were incorporated only seven years ago, we have undergone a number of changes in our business strategy and organization. In June 2001, we focused our business on the integration and marketing of complete mobile information solutions to meet the needs of mobile professionals. In April 2002, we acquired NeoReach and shifted our focus toward solutions supporting the third generation wireless market that provides broadband to allow faster wireless transmission of data, such as the viewing of streaming video in real time. We shifted our business strategy in December 2003 with a new management team, expanding significantly the scope of our business activity to include Internet access services, local and long distance telephone services and the ownership and operation of payphones. In 2005, we began to invest in the business of deploying broadband wireless networks and providing wireless network access services in wireless access zones to be primarily located in municipality-sponsored areas. As indicated above, we entered these businesses primarily through acquisitions. We completed twenty-two (22) acquisitions during this period. Accordingly, our experience in operating our current businesses is limited.

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

On October 15, 2004, we closed our acquisition of CloseCall. One month later, we closed our acquisition of Davel. On June 30, 2005, we acquired AFN.

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

Geographic Markets

Through our various businesses, we provide service to customers located throughout the United States. However, certain portions of our consolidated business are concentrated in certain geographic markets. For example, the business of CloseCall is concentrated in the mid-Atlantic region of the country. Although Davel has payphones located across the United States 16,252 or 61.3%, of the payphones are located in warm climate states of the southwest, southeast and west; 10,265 or 38.7% of the payphones are located in midwest, northwest, and northeast sections of the country, with usage during the winter months thereby negatively affected by the cold climate. The Internet services business provides service to customers that are primarily located in the states of Texas, Arizona, Louisiana, Kansas, Missouri, Wisconsin, Ohio, Washington and California.

Going Concern Uncertainty

Our business has historically lost money. Our accumulated deficit at March 31, 2007 was $77,271,245. In the years ended March 31, 2007, 2006 and 2005, we sustained net losses of $45,898,288, $10,176,407 and $5,359,722, respectively. Over this three-year period, most of our acquired businesses experienced declining revenues. Although restructuring measures have controlled other operating expenses, we have been unable to reduce the corresponding costs of services. In addition, we have funded the start-up and operations of the municipal wireless networks and online gaming businesses without these companies achieving expected revenues. As a result, the amount of cash used in operations during the fiscal year ended March 31, 2007 was $6,558,708. Future losses are likely to occur. Accordingly, we will continue to experience liquidity and cash flow problems if we are unable to improve the Company’s operating performance, to sell assets for cash, or to raise additional capital as needed and on acceptable terms.

In December 2006, we engaged an investment banking firm to assist in evaluating strategic alternatives for the wireless networks business conducted by its Kite Networks and Kite Broadband subsidiaries. To date, efforts to secure investment capital for this business or to find a willing buyer have been unsuccessful. Consequently, despite obtaining lease financing and deferring payments to several large vendors, we have not been relieved of the need to help fund the operations of these businesses.

In March 2007, we announced that we had signed a definitive agreement for the merger of ProGames, our online gaming subsidiary, with and into Winning Edge International, Inc. Consummation of the transaction was subject to a number of closing conditions including the arrangement of financing that would have sustained the operations of the combined entity. Financing has not been arranged. As a result, the merger agreement was terminated and we continue to fund the operating costs of ProGames.

During the fourth quarter of the current year, we also engaged in extensive negotiations with a company that intended to purchase Davel, the Company’s payphone operator. The negotiations did not result in a transaction. As a result, the losses incurred by Davel continue to adversely affect our consolidated operating results.

To date, Cornell Capital Partners, L.P. (“Cornell Capital”) has been a significant source of capital for us, providing financing in several forms. Most recently, we borrowed funds under a series of convertible debentures. The total amount owed to Cornell Capital under the debentures at March 31, 2007 was $18,149,650. Using shares of our common stock registered on Form S-3 in November 2006, we made principal and interest payments on the debentures that totaled $4,880,489 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of shares registered that related to the convertible debentures has been exhausted. Cornell Capital has agreed to delay additional installment payments until early July 2007 when we will be obligated to make total weekly principal payments of $375,000 plus accrued interest. Unless additional shares are registered by the Company under the Securities Act of 1933 (the “Securities Act”), shares acquired by Cornell Capital are tradable under Rule 144 of the Securities Act, or shares of our common stock are otherwise freely tradable by Cornell Capital without restriction, we will be required to make these payments in cash.

Consequently, in April 2007, we announced that our Board of Directors had decided to explore potential strategic alternatives for the entire Company, and that it had received inquiries from potential buyers regarding the purchase of certain portions of its business. This initiative has been undertaken with the goals of maximizing the value of our assets, returning value to our stockholders and eliminating the Company’s debt, particularly amounts payable to Cornell Capital.

We have received letters of interest regarding the acquisition of the CloseCall, AFN and the Internet service provider businesses (the “Wireline Business”), and several of these firms have engaged in due diligence investigation activities. If the expected amount of cash proceeds from the sale of the Wireline Business is received by us, we expect to be in a position to retire the Cornell Capital debentures plus accrued interest in the first half of fiscal year 2008. In May 2007, we borrowed $1,100,000 from Cornell Capital under a promissory note in order to help bridge our cash flow shortfall until a sale of the Wireline Business is completed.

If we fail to eliminate the cash requirements presented by the wireless network business, Davel and ProGames, or if a sale of the Wireline Business is not consummated on favorable terms, we will not have the ability to continue as a going concern beyond the second quarter of the current fiscal year without a significant restructuring of the Cornell Capital debt. As described in Note 4 to the Consolidated Financial Statements, we recorded substantial impairment charges at March 31, 2007 related to the goodwill of the Internet service provider and wireless networks businesses and certain fixed and intangible assets of Davel and Kite Networks.

Operations

We currently operate in four segments: (1) Wireless Networks, (2) Voice Services, (3) Internet Services and (4) Corporate. For additional financial information about our segments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report and Note 15 to our Consolidated Financial Statements in Item 8 of this annual report.

Wireless Networks

Municipally Sponsored Broadband Wireless Networks

In May 2005, our municipal wireless network business was established when NeoReach Wireless (renamed Kite Networks in March 2006) acquired Transcordia, LLC, d/b/a/ WazAlliance, a network of metro-wide commercial and residential wireless Internet access zones.

In June 2005, we acquired Evergreen Open Broadband (“Evergreen”), a wholesale wireless Internet service provider based in Boston, Massachusetts. Evergreen provided to us a developed scoring model that we have utilized to evaluate municipal wireless network opportunities.

In August 2005, we executed a definitive, five-year agreement, with two five-year extensions, with the city of Tempe Arizona, for the deployment, ownership, and management of a city-wide wireless network covering 40 square miles and serving a population of approximately 160,000 people. The network reaches approximately 65,000 households, 1,100 businesses, 50,000 students, and the annual visitors to Tempe. The deployment of the Tempe network was substantially completed in February 2006 at which time we began to acquire paying customers. At March 31, 2007, we had approximately 650 customers paying monthly subscription fees and approximately 170 nomadic customers paying weekly, daily, or hourly subscription fees, allowing access to multiple Internet service providers. Regardless of the term of the subscription, subscribers paying for a particular bandwidth level will receive the same level of service. In order to complete the Tempe network, the capital expenditures totaled approximately $3,000,000 including the development of the deployment plan, networking equipment (i.e., antennas, transmitters and network routers) and equipment installation.

We believe that the Tempe broadband wireless network project is one of the first and largest of its kind by providing a cost-effective alternative to residential dial-up service and local area hot-spot wireless access and serving as an alternative and/or complement to DSL and cable. The Tempe network represents an open platform, offering freedom of service choices to subscribers over a mixture of public, restricted and licensed bands. Wireless Internet access is available in these areas on a fixed and mobile basis, to the city, and to residents, businesses, students, and visitors. The network also provides municipal services to the city’s police, fire, emergency, and administrative personnel. The network enables a range of free and fee-based services and provides secure high-speed access to data, voice, and video throughout the coverage area. Any subscriber may use an existing Web-based email account in connection with the wireless service. A subscriber is able to use an existing Internet account if an access agreement is in place between us and the subscriber's Internet service provider.

During the fiscal year ended March 31, 2007, we completed the deployment of similar city-wide wireless networks for the communities of Farmers’ Branch, Texas, and Longmont, Colorado. The community of Farmers’ Branch covers 12 square miles and includes a population of about 26,000 people. The city of Longmont covers 25 square miles and includes a population of about 82,000 people. At March 31, 2007, we had approximately 530 customers paying monthly subscription fees and 200 nomadic customers paying weekly, daily, or hourly subscription fees in these two municipalities, allowing access to multiple Internet service providers. We incurred capital expenditure costs of approximately $1,600,000 and $2,000,000, respectively, related to the deployments in Farmers’ Branch and Longmont.

Initially, our target customers were wholesale Internet service providers that would provide e-mail messaging, VoIP, Web-hosting and emergency services to subscribers. We have not been successful in establishing these types of arrangements. As a result, subscriber growth has occurred one subscriber at a time during a period when the business had limited amounts of cash to use on advertising and other business development activities. Further, we had to overcome unexpected technical problems with the deployed equipment in Tempe. These problems interrupted the increase in subscribers and required us to increase the number of receivers deployed throughout the city, increasing the overall cost of the project. As a result, in general, the growth in revenues provided by these wireless networks has failed to reach originally expected levels.

The securing of a city contract is a multi-step process that can take over six months to complete, including the RFP preparation, response and evaluation, contract negotiation, development of the deployment plan and equipment installation and testing any may include a pilot demonstration as a pre-requisite to final award. The cities of Chandler, Yuma and Gilbert, Arizona, and Akron and Cuyahoga Falls, Ohio, have also selected us for the proposed deployment, ownership and management of their planned wireless networks. The deployments in several of these cities are behind schedule.

Kite Broadband LLC

In June 2005, we participated in the formation of Kite Broadband, a wireless broadband Internet service provider, investing $3,825,000 cash and resulting in the 51% ownership of this venture. On January 31, 2006, we acquired the remaining 49% of Kite Broadband.

On June 30, 2005, Kite Broadband executed a Master Agreement for Services with Sprint under which Kite Broadband shall provide services to Sprint’s broadband customers in 14 metropolitan markets for a period of three years utilizing the Sprint mark. The agreement covers, among other things, the provisioning of certain customer-facing services, such as customer operations and call center management, sales, marketing, billing, collection, installation, and repair. Sprint continues to provide network support and transport services. The customers remain Sprint customers during the three-year term of the agreement. Kite Broadband is entitled to have Sprint remit all collected customer revenues in exchange for these services and remit a monthly fee back to Sprint for the network support and transport services.

Upon expiration of the agreement, Kite Broadband will have the option to acquire the then existing customers pursuant to the terms of the agreement. All network and spectrum assets will remain the property of Sprint. Also, Kite Broadband provided a complete and experienced team of employees who, in addition to running the operations of Kite Broadband, assumed responsibility for the management of our municipal wireless network business.

Research and Development

As we have emphasized the growth of the Company through the acquisition of service-oriented companies, our research and development activities have been reduced. In fiscal 2007, we did not pursue new research initiatives but rather looked to harvest the value of the intellectual property portfolio which we own via licensing, joint venture and/or sale of certain intellectual property.

NeoReach previously conducted development efforts related to certain wireless antenna and networking technologies, in particular, ZigBee chip development work. NeoReach also worked toward developing a semiconductor chip for use in home networking and selected industrial monitoring applications based on the ZigBee standard. ZigBee is an IEEE standard (802.15.4) developed for certain low power, short-range devices. The scope of this development activity was significantly reduced over the last few years. In the year ended March 31, 2006, we incurred research and development costs of approximately $139,000 in connection with this effort with the objective of making the technologies ready for sale or licensing on an OEM basis. The development of these technologies was unrelated to the deployment, ownership, and management of the broadband wireless networks in Tempe.

The ZigBee chip project continues, in our view, to have potential future value as ZigBee chips can be used for sensors and other wireless devices, including potentially as a complement to Wi-Fi. However, shareholders should be advised that given the limited focus and limited resources we plan to devote to these initiatives, material revenue should not be expected from this investment. If the U.S. patent office were to grant certain patent claims made in our patent filings with respect to ZigBee and other wireless technologies, we may choose to re-focus on these initiatives; however, there can be no assurance that the U.S. patent office will act in a prompt manner or, if it does act, that it will resolve favorably our patent claims. In sum, we do not anticipate that these activities will represent a meaningful percentage of our revenue in the future.

NeoReach filed a total of eight patent applications with the U.S. Patent and Trademark Office in the areas of “Smart Antenna” technology and RF Transceiver Chip Design for “Low Noise Amplifier for wireless communications.” As of March 31, 2006, we had been granted approval of five patents in the area of “Smart Antenna” technology and three patent applications were still pending approval. In fiscal year March 31, 2007, we sold the Smart Antenna technology to an unaffiliated company, receiving $300,000 in cash proceeds.

Voice Services

Competitive Local Exchange Carrier Business

Overview

Our efforts in the competitive local exchange carrier business are led by CloseCall, a company that we acquired in October 2004 and AFN, a company we acquired in June 2005. CloseCall and AFN offer our customers a full array of telecommunications products and services including local, long-distance, 1-800-CloseCall anytime/anywhere calling, digital wireless, high-speed telephone (voice over Internet protocol, or “VoIP”), and dial-up and DSL Internet services.

Our entrance into this business began with two acquisitions consummated in the summer of 2004. In June 2004, we acquired US1 Telecommunications, Inc. (“US1”), a long distance provider located in Kansas. In July 2004, we completed our acquisition of Affinity, a Michigan-based CLEC, and long distance carrier. The operations of US1 and Affinity have been integrated into the operations of AFN and CloseCall, respectively.

  Business Strategy

Our primary objective in the voice division is to be a leading provider of high-quality integrated communications services in each of our major service areas, acting as a reseller of local, long distance, wireless, Internet access and data services to residential customers, small to medium-sized businesses, and select large business enterprises. We deliver high-value bundled and individual services tailored to the needs of our customers presented on a single invoice.

When economically advantageous for us to do so, we seek to bundle our integrated communications services. Our targeted customers often will have multiple vendors for voice and data communications services, each of which may be billed separately. Unlike many of these vendors, we are able to provide a comprehensive package of local telephone, long distance, Internet access, and other integrated communications services. The success of this business will be based, in part, on the establishment of effective cross-selling programs in order to leverage the combined customer base of the voice and Internet service provider business segments, the effective delivery of such services and the provision of excellent customer service.

CloseCall has focused on the expansion of its telecommunications service offerings and the securing of long-term agreements with local exchange carriers. It has five-year commercial agreements with Verizon and SBC covering six and thirteen states, respectively. In addition, we executed a similar agreement with BellSouth covering nine states that runs through December 31, 2007. Completion of these agreements 1) allows the expansion of CloseCall’s overall geographic market, and the expansion and bundling of service offerings in these states including Florida, and 2) provides predictability of the pricing of wholesale services provided to us by these carriers during the terms of the agreements. CloseCall makes extensive use of direct mail programs to market its services to customers. It also uses print, signage, radio, and television advertising to market services to customers of certain local professional sports teams including the Baltimore Ravens, Baltimore Orioles, Ripken Baseball, Aberdeen Ironbirds, Frederick Keys, Bowie Baysox, and the Delmarva Shorebirds under contractual arrangements with the ball clubs.

In the fiscal year ended March 31, 2006, we completed two acquisitions that added revenues, profits and licensed coverage areas to our voice services segment. On June 30, 2005, we acquired AFN which added approximately 15,000 customer lines to our customer base. AFN is focused on four major customer segments - hotels and resorts, corporate housing, resort-area property management and other business services. It has developed customized provisioning and billing processes that enables it to accurately and efficiently meet the unique requirements of these types of customers. AFN also leverages its service supply capabilities by providing connection services to payphone telephone operators including Davel. This operating profit was favorably affected by the timing of costs and expenses incurred by AFN’s affiliated service company during 2006. The service agreement expired on October 31, 2005. In September 2005, AFN acquired the assets of AllCom USA and their long distance and T-1 customers, providing an additional customer base for bundled services.

In a transaction that was effective January 1, 2007, CloseCall acquired mobeo® Wireless reseller assets from TeleCommunication Systems, Inc. (“TCS”) including over 7,000 cellular telephone service contracts and certain related net assets. This transaction enables CloseCall to sell RIM Blackberry® products and network access to enterprise and retail subscribers nationwide.

Services

This portion of our voice business segment provides service to over approximately 129,991 equivalent subscriber lines, including approximately 113,430 local and long distance lines. This business also has approximately 7,345 cell phone and Blackberry® subscribers. Despite the acquisition of business subscribers from TCS, the majority of our customers of CloseCall are residential.

Bundled Services Approach. We offer our integrated communications services in a high-quality bundle to residential customers and small to medium-sized businesses at attractive prices. When economically advantageous for us to do so, we seek to bundle our integrated communications services. Our targeted customers often will have multiple vendors for voice and data communications services, each of which may be billed separately. We are able to provide a comprehensive package of local telephone, long distance, Internet access, and other integrated communications services.

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

Blackberry® PDA Services. With the acquisition of subscribers from TCS and the assignment of the master supply agreement between TCS and Research in Motion Corporation, CloseCall now can provide this popular personal data assistant (PDA) service and supply Blackberry® equipment, accessories, software and support contracts to its customers.

High Speed Internet Access via Digital Subscriber Line. We offer xDSL combined with our local access service in selected markets. DSL technology provides continuous high-speed local connections to the Internet and to private and local area networks.

Internet Access. We offer dial-up and broadband Internet access utilizing multiple wholesale vendors and also offer our five times (“5X”) traditional dial-up speeds in select locations.

Digital Wireless Phones. We offer digital wireless phone services in many of our target markets. We believe that CloseCall America is one of the few companies that have the capability to add wireless service to an existing customer invoice.

Digital Wireless Data. We offer digital wireless data services in many of our target markets. We believe that CloseCall America is one of the few companies that have the capability to add wireless data services to an existing customer invoice.

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

As of March 31, 2007, Davel owned and operated a network of approximately 26,517 payphones predominantly located in 44 states and the District of Columbia, providing it with one of the broadest geographic ranges of coverage of any payphone service provider, or PSP, in the country. Davel’s installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third-party billed calls using the Company’s pre-selected operator services providers) and dial-around calls (utilizing a 1-800, 1010XXX or similar “toll free” dialing method to select a carrier other than the Company’s pre-selected carrier). Approximately 20.6% of Davel’s revenues, or approximately 7.0% of consolidated revenues, was comprised of dial-around revenues. A significant portion of Davel’s payphones are located in high-traffic areas such as convenience stores, shopping centers, truck stops, service stations, and grocery stores.

 Since its acquisition by us, Davel has experienced revenue declines as increased competition from cellular and other telecommunications products has caused payphone telephone use to decline. At the time of acquisition, Davel owned and operated approximately 40,000 payphones that provided, on average, annual revenues of approximately $1,334.28 per phone. As a result of declining usage, Davel’s strategy has been to remove low revenue payphones that do not meet its minimum criteria of profitability and to promote improved density of its payphone routes. During the fiscal years ending March 31, 2007 and 2006, Davel removed approximately 8,324 and 3,300 payphones, respectively. Despite the removals, the overall annual average revenues for fiscal 2007 were $967.08 per phone.

Although a portion of the payphone removals resulted from competitive conditions or decisions not to renew contracts with location owners under unfavorable terms, a large portion of the removals were intended to eliminate unprofitable payphones. Prior to the expiration or renewal of the term of its agreements with location owners, Davel regularly evaluates the economics of such agreements to determine whether more favorable terms can be negotiated in order to minimize the number of payphones that do not meet its minimum criteria of profitability and which may be subject to removal.

The fixed nature of the significant operating costs of this business, including carrier circuits, location contract commissions and payphone service subcontractor fees, makes it extremely difficult to reduce costs at the same rate as revenue decreases. The arrangements under which these services are supplied may be based on term agreements that may require the payment of fixed or minimum monthly fees. The requirements to make fixed payments as payphone usage and revenues decline have eroded Davel’s operating profitability. On the other hand, Davel has reduced its operating expenses, and we have leveraged the administrative support of Davel’s employees for the benefit of the entire Company. For example, the finance group of Davel also serves as the Company’s accounting operations center, and the former CEO of Davel serves as the Company’s General Counsel and directs the Company’s human resources and administrative functions. In addition, Davel converted a number of its local access connections previously provided by other carriers to lines provided by AFN for which it pays AFN approximately $200,000 per month.

On September 30, 2005, Davel sold the majority of the payphones and certain related assets and liabilities of its Bronx, New York, field service office, representing approximately 2,200 payphones, for a net cash selling price of approximately $960,000. On the same date, Davel also entered into agreements with the purchaser of the New York payphones to acquire certain of its payphones in Florida and to maintain, to service and to collect Davel’s remaining payphones in the New York City area. As a result, Davel acquired 2,240 payphones located in Florida for a net cash purchase price of $784,000. We expected that the purchase of the payphones in Florida would allow Davel to maintain a substantially similar level of revenues at a reduced level of operating expenses.

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

During the fourth quarter, Davel commenced negotiations with its largest contractor to amend the terms of its service agreement to reduce certain minimum requirements contained in the agreement. Davel expects that the anticipated amendment will reduce its service and maintenance costs for those phones serviced by the contractor; however, to date, the parties have not yet reduced their agreement to writing. As such, Davel cannot predict the likelihood that its efforts to reduce service and maintenance costs will be successful.

Despite these actions, Davel continues to operate at a loss. As a result, Davel has begun to sell groups of payphones to local operators for cash and, under its ongoing program, to identify additional payphones to be removed based upon low revenue performance and route density considerations. Davel expects to sell and remove additional payphones in the first half of fiscal year 2008.

See “Item 3. Legal Proceedings” for the discussion of several matters that relate to Davel, including a recent ruling favorable to Davel that was issued by the Supreme Court of the United States.

Payphone Services Business - Background

Today’s telecommunications marketplace was principally shaped by the 1984 court-approved divestiture by AT&T of its local telephone operations (the “AT&T Divestiture”), and the many regulatory changes adopted by the FCC and state regulatory authorities in response to and subsequent to the AT&T Divestiture, including the authorization of the connection of competitive or independently owned payphones to the public switched network. The “public switched network” is the traditional, copper based, domestic landline public telecommunications network used to carry, switch, and connect telephone calls. The connection of independently owned payphones to the public switched network has resulted in the creation of additional business segments in the telecommunications industry. Prior to these developments, only the consolidated Bell system or independent LECs were permitted to own and operate payphones. Following the AT&T Divestiture and subsequent FCC and state regulatory rulings, the independent payphone sector developed as a competitive alternative to the consolidated Bell system and other LECs with the goal of providing more responsive customer service, lower cost of operations and higher commissions to the owners or operators of the premises at which a payphone is located.

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

As part of the Telecommunications Act of 1996, or 1996 Telecom Act, Congress directed the Federal Communications Commission, or FCC, to ensure widespread access to payphones for use by the general public. Estimates of payphone deployment released by the FCC in February 2007 suggest that there are approximately 1.0 million payphones currently operating in the United States, of which approximately 500,000 are operated by local exchange carriers, or LECs. The remaining approximately 500,000 payphones are owned or managed by the more than 600 independent payphone providers, or IPPs, currently operating in the United States.

Business Strategy

Outsourcing Service, Maintenance and Collection Activities. Davel has outsourced the assembly and repair of its payphone equipment as well as the collection, service, and maintenance of its payphones to a limited number of unrelated third parties. Davel plans to continue to evaluate additional outsourcing opportunities and to implement those strategies that can further reduce its fixed operating costs.

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

During the last eighteen months, the activities of this operation have focused on the integration of the operations of the acquired companies comprising this business segment. The efforts were focused on combining service offerings, consolidating network operations and customer support locations, improving the quality and reliability of the services, updating service features, enhancing customer service, and reducing operating costs. However, dial-up subscribers represent the largest group of customers of the Internet services group (approximately 55%), and this business continues to experience a steady loss of customers as they switch to faster alternative services. The erosion of this customer base is likely to continue.

The negative customer churn of dial up Internet service provider customers has exceeded our expectations, contributing to the net losses incurred by this segment during the last two fiscal years and resulting in our recording a series of goodwill impairment charges since December 31, 2005. In the fiscal years ended March 31, 2007 and 2006, impairment charges related to this business were $6,474,889 and $2,627,635, respectively.

On November 1, 2005, we completed the acquisition of InReach. The management team of InReach has assumed overall responsibility for our Internet service provider business, eliminating duplicate activities and resulting in the closure of DFW’s offices in the Dallas, Texas, area.

As a result of these efforts, we recorded restructuring charges of approximately $284,000 and $826,000 during the fiscal years ended March 31, 2007 and 2006, including amounts related to the loss expected on the abandonment of leased facilities, the loss expected upon the disposal of excess equipment, and employee termination costs.

However, despite the reductions in operating expenses achieved by this business segment, revenues have declined faster than we have been able to reduce corresponding costs of services, particularly the costs of circuits and connections provided by carriers. Such services are typically provided under term agreements with fixed monthly fees. The requirements to make fixed payments as dial-up usage and revenues decline have eroded the operating profitability of this business.

Business Strategy

In January 2004, the Company began the execution of a strategy to quickly create a viable telecommunications company positioned to capitalize on emerging opportunities, including municipally sponsored broadband wireless networks. This strategy was launched through the acquisition of a series of readily available, reasonably priced ISPs, operating in second and third tier markets and largely providing dial-up Internet access service.

Most of our efforts in the Internet services business segment have been led by DFW, d/b/a Nationwide Internet, a Texas-based ISP that we acquired in January 2004. Nationwide provides a wide array of Internet services tailored to meet the needs of individual and business subscribers. As of March 31, 2007 and including InReach, we served approximately 74,333 equivalent subscriber lines, including approximately 48,360 residential customers and business customers.

Services

We offer Internet services tailored to meet the needs of both individual and business subscribers. Our primary service offerings are dial-up and broadband Internet access, as well as related value-added services. For our business subscribers, we offer dedicated high speed Internet access, Web hosting, co-location, VoIP and other business related services. Our services are offered in several different packages to provide subscribers a broad range of choices to satisfy their Internet needs. The majority of our consumer subscribers have month-to-month subscriptions and the majority of our business customers are under service contracts for a term. We bill consumer subscribers through automatic charges to their credit cards or bank accounts, and by invoice and we bill most of our business customers by monthly invoices.

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

Corporate Activities

Overview

Our Corporate business segment generally serves as the holding company for our three operating business segments: voice services, wireless networks, and Internet services. The corporate office primarily provides overall business management, accounting, financial reporting, and legal support to the business. In the past, executives have also provided contracted business consulting services to unaffiliated companies whereby the Company received compensation for the services.

For example, in June 2004, we entered into a Business Development Agreement with Solution Technology International, Inc., a Frederick, Maryland-based software company, or STI, whereby the Company provided services to STI in exchange for a non-affiliate equity ownership interest in STI valued in the amount of $150,000 and it is reflected in the consolidated balance sheet at March 31, 2007 in this amount. In August 2004, we announced our intention to issue a property dividend of a portion of our shares of common stock of STI to our stockholders. In March 2005, STI withdrew its registration statement previously filed with the United States Securities and Exchange Commission. On May 19, 2005, STI executed an agreement and plan of merger with Networth Technologies, Inc., an OTC Bulletin Board listed company. The completion of this transaction is subject to closing conditions. We intend to pursue the issuance of a property dividend upon STI obtaining its public listing. At this time, no date has been established for such listing. We own 5,121,855 shares of STI restricted stock.

In August 2004, we signed a Business Development Agreement with Texas Prototypes, Inc., an electronic prototype manufacturing company, to jointly pursue a working relationship covering a number of potential technology projects and business development initiatives. We received a non-affiliate equity ownership interest in Texas Prototypes as consideration for services under the agreement. We valued this ownership at $300,000 and it is reflected in the consolidated balance sheet at March 31, 2007 at this amount. Texas Prototypes completed its process of becoming a publicly traded company following its reverse merger with Stock Market Solutions, Inc., and its shares of common stock are now quoted on the Over-the-Counter Bulletin Board under the symbol “TXPO.” We own 1,116,226 shares of TXPO restricted stock.

ProGames Network, Inc.

ProGames was formed by Mobilepro in order to focus on the development of tools, content and specialized connectivity for online and mobile gamers. ProGames has launched its website, www.progamesnetwork.com, where visitors may obtain an understanding about the type of exclusive content and online games that ProGames offers.

ProGames plans that the website eventually will include, among other offerings, 1) large, multiplayer online role-playing games, 2) a selection of exclusive games for mobile gamers, 3) a selection of skill, action and casual games, 4) current gaming articles and product reviews, 5) interactive ability for online gamers to communicate with each other, evaluate games and provide feedback. The website will also include an exclusive vertical game space search engine that will empower visitors to search for almost any type of content or game that is available online or via mobile devices.

ProGames is in the business of providing online gamers with a new and unique offering of content, news, original games, social networking and special connectivity. Currently, it is devoting all of its resources to development of this business. ProGames utilizes corporate personnel and office space for which Mobilepro accrues a monthly management fee. To date, the revenues of ProGames have been immaterial.

In March 2007, the Company announced that it had signed a definitive merger agreement pursuant to which ProGames would be merged with and into Winning Edge International, Inc. Consummation of the transaction was subject to a number of closing conditions including the arrangement of financing that would have sustained the operations of the combined entity. Financing has not been arranged. As a result, the merger agreement was terminated and the Company continues to fund the operating costs of ProGames.

Competition

Wireless Networks

Wireless broadband services are a segment of the broadband services market. The market for broadband services is highly competitive, and includes companies that offer a variety of services using a number of distinctly different technological platforms, such as cable modems, DSL, third-generation cellular, satellite, wireless internet service and other emerging technologies. We compete with these companies on the basis of the portability, ease of use, speed and price of our respective services.

Kite Networks primarily operates in the city-sponsored sector of this industry. Municipalities often select companies to build and operate municipal wireless broadband networks through a competitive bidding process. In those cases we compete with other companies for rights to provide city-sponsored municipal wireless broadband services. Many of the companies with which we compete are larger and have substantially greater financial and other resources.

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

Cellular and PCS Services

Cellular and PCS carriers have substantially broader geographic coverage than we have and, for the foreseeable future, than we will have. If one or more of these providers can display technologies that compete effectively with our services, the mobility and coverage offered by these carriers may provide even greater competition than we currently face. Moreover, more advanced cellular and PCS technologies, such as 3G mobile technologies currently offer broadband service with packet data transfer speeds of up to 2 Mbps for fixed applications, and slower speeds for mobile applications. We believe mobile operators, including AT&T, Sprint Nextel, T-Mobile, Verizon, and others, are rolling out 3G cellular services across most major U.S. markets. We also expect that 3G technology will be improved to increase connectivity speeds to make it more suitable for a range of advanced applications. In addition, within the next 12 months, the FCC is scheduled to auction spectrum licenses in the 700 MHz that may be used for the provision of nationwide voice services.

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

WISPs

We also compete with other wireless Internet service providers that use both licensed and unlicensed spectrum. Unlicensed spectrum may be subject to interference from other users of the spectrum, which can result in disruptions and interruptions of service. The Sprint Broadband Direct business operated by Kite Broadband operates using FCC licensed spectrum, where interference is typically not an issue. The municipal wireless networks operate in the unlicensed spectrum, where interference may occur. Many of the unlicensed operators recognize the need to coordinate unlicensed frequencies with other unlicensed operators. Coordination has allowed us to operate successfully in the unlicensed spectrum in various networks over the past several years. Additionally, to date the municipalities have awarded the citywide WiFi contracts to a single operator in a market, thereby limiting network-wide interference, which could arise from multiple operators. Any interference that is experienced by users is typically localized to a very small area, with the interference typically arising from a cordless phone or wireless router within a home or business. . In addition, within the next 12 months, the FCC is scheduled to auction spectrum licenses in the 700 MHz that may be used for the provision of nationwide wireless Internet access services.

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

Voice Services

The communications industry is highly competitive. We compete primarily on the basis of the quality of our offerings, quality of our customer service, bundling (offering multiple services), price, availability, reliability, and variety. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. In particular, price competition in our sector has been intense and is not expected to decrease. Our competitors include, among others, various “competitive carriers” like us, as well as larger providers such as Verizon, AT&T, Sprint and Qwest. These larger providers have substantially greater infrastructure, financial, personnel, technical, marketing, and other resources, larger numbers of established customers and more prominent name recognition than CloseCall and AFN. We increasingly face competition in the local and long distance market from local carriers, resellers, cable companies, wireless carriers and satellite carriers, and may compete with electric utilities. We also increasingly face competition from businesses offering long distance data and voice services over the Internet such as Comcast, Vonage or Skype. These businesses could enjoy a significant cost advantage because, even though Congress is considering a bill to “level the playing field,” they currently do not pay carrier access charges.

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

Local and long-distance marketing is converging, as other carriers offer integrated communications services. For example, the mergers of AT&T and SBC and Verizon and MCI have created companies that can offer a full array of products and services to customers, a strategy similar to what our CloseCall subsidiary has pursued. These companies already have extensive fiber optic cable, switching, and other network facilities that they can use to provide local and long distance services throughout the country. We also compete with numerous direct marketers, telemarketers and equipment vendors and installers with respect to portions of our business.

A recent trend toward deregulation, particularly in connection with incumbent carriers and service providers that use Voice over Internet Protocol applications increases the level of competition that we face in our markets and, in turn, may adversely affect our operating results. Incumbent carriers continue to seek deregulation for many of their services at both the federal and state levels. If their efforts are successful, these companies will gain additional pricing flexibility, which could affect our ability to compete with them. The recent emergence of service providers that use Voice over Internet Protocol applications also presents a competitive threat. Because the regulatory status of Voice over Internet Protocol applications is largely unsettled, providers of such applications may be able to avoid costly regulatory requirements, including the payment of inter-carrier compensation. This could impede our ability to compete with these providers on the basis of price. More generally, the emergence of new service providers will increase competition, which could adversely affect our ability to succeed in the marketplace for communications and other services.

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

We also compete with inter-exchange carriers (“IXCs”) that provide access to alternative operator services and long distance services, which can be accessed through our payphones. Payphone calls placed using this method are referred to as “dial around calls.” Certain national long-distance operator service providers and prepaid calling card providers have implemented extensive advertising promotions and distribution schemes which have increased dial-around activity on payphones owned by LECs and IPPs, including us, thereby reducing traffic to our primary providers of operator assisted and long-distance services.

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

Although certain RBOCs such as Qwest and Bell South have exited the payphone business due to declining call volumes and lower revenues, there remain a large number of LECs, IXCs and IPPs that compete for payphone locations. Davel continues to renew its existing location contracts and compete for new business at sites that can generate sufficient call volumes to support the installation of payphones.

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

Governmental Regulation

Wireless Broadband

Overview. Wireless broadband services are provided using radio spectrum allocated by the FCC. We provide wireless broadband services using both unlicensed spectrum and licensed spectrum. This section addresses FCC regulation of the spectrum we use to provide wireless broadband services. For a discussion of governmental regulation of Internet services generally, see “Internet Services” below.

Kite Networks. Our Kite Networks subsidiary provides wireless internet access services using unlicensed frequency bands. Unlike licensed frequency bands, anyone may use unlicensed frequency bands without obtaining prior authorization from the FCC and without giving prior notice of operations. Users of unlicensed spectrum may begin, change, or end operations at any time. All users of unlicensed spectrum must comply with specific operational limits, including maximum transmission power levels, which are established by FCC rules. For our operations in the 2.4 GHz band we purchase and deploy commercially manufactured “off-the-shelf” transmitters and receivers that the manufacturers have represented comply with FCC power limits and other requirements, however, we are responsible for ensuring that these devices operate within FCC prescribed limits.

Our municipal broadband wireless networks operate in a portion of the 2.4 gigahertz frequency band that is allocated by the FCC for unlicensed operations. Our fixed wireless broadband services are provided in a portion of the 5.8 gigahertz frequency band that is allocated by the FCC for unlicensed operations. We do not have exclusive rights to use of the 2.4 GHz and 5.8 GHz frequency bands. Each band is used by others for personal and for commercial broadband access services. The 2.4 GHz band in particular is extensively used for other wireless broadband services and for unrelated purposes. The 2.4 GHz equipment we use is subject to interference from microwave ovens, cordless telephones and other devices that use the same spectrum. Such interference, when it occurs, can degrade our services and require us to modify our networks.

Kite Broadband. Through our relationship with Sprint, we provide fixed wireless broadband service using frequencies in the 2.5 GHz band that are licensed to Sprint by the FCC or leased to Sprint by the FCC licensee. On July 29, 2004, the FCC adopted new, more flexible technical and service rules to facilitate wireless broadband operations in the 2.5 GHz band. In particular, the FCC adopted new rules expanding the permissible uses of this band to allow fixed and mobile high-speed data and voice services. On April 27, 2006, the FCC revised and clarified its rules governing use of the 2.5 GHz frequencies. Petitions for Reconsideration of this Order are pending. Although we cannot predict what actions the FCC might take, we do not believe that our agreements with Sprint will be adversely affected by the pending reconsideration petitions.

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

Federal Regulation. We are classified as a non-dominant carrier by the FCC and, as a result, are subject to relatively limited regulation of our interstate and international services. Some general policies and rules of the FCC apply to us, including how we may use and how we must protect our customers’ proprietary network information, and we are subject to some FCC reporting requirements, but the FCC does not review our billing rates, though we must comply with FCC rules regarding the disclosure of rates, terms and conditions and the content of our invoices. The FCC also has jurisdiction to adjudicate complaints regarding our services. We are also required to pay various regulatory fees to support programs authorized by the FCC. We possess the operating authority required by the FCC to conduct our long distance business as it is currently conducted. As a non-dominant carrier, we may install and operate additional facilities for the transmission of domestic interstate communications without prior FCC authorization, except to the extent that radio licenses are required. The FCC does require prior approval for transfer of control and assets transfers.

Local Competition. The FCC’s role with respect to local telephone competition arises principally from the Telecommunications Act of 1996 (the “Telecommunications Act”) that preempts state and local laws to the extent that they prevent competition in the provision of any telecommunications service. Subject to this limitation, state and local governments retain telecommunications regulatory authority over intrastate telecommunications. The Telecommunications Act imposes a variety of duties on local carriers, including competitive carriers such as CloseCall and AFN, to promote competition in the provision of local telephone services. These duties include requirements for local carriers to: interconnect with other telecommunications carriers; complete calls originated by customers of competing carriers on a reciprocal basis; permit users to retain their telephone numbers when changing carriers; implement dialing parity so that all customers must dial the same number of digits to place the same type of call, and provide competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

Incumbent carriers like Verizon and AT&T (which now includes SBC and BellSouth) also are subject to additional duties. These duties include obligations of incumbent carriers to: offer interconnection on a non-discriminatory basis; offer co-location of competitors’ equipment at their premises on a non-discriminatory basis; make available certain of their network facilities, features and capabilities on non-discriminatory, cost-based terms; and offer wholesale versions of their retail services for resale at discounted rates. The FCC in certain cases agreed to forbear from applying its unbundling requirements in certain geographic markets in which it finds that sufficient competition exists in the provision of local telecommunications services.

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

On June 16, 2006, the U.S. Court of Appeals, D.C. Circuit, rejected various CLEC arguments in connection with the FCC’s decisions on the unbundling of local switching and UNE-P rate increases, including the overall elimination of the mass market local switching unbundling requirement. The court also rejected ILEC arguments to eliminate DS1, DS3 loop and DS1 transport unbundling. The court also rejected arguments that the FCC cannot preempt the states over such matters.

Although CloseCall has an embedded base of UNE-P customers, we have begun to migrate our existing UNE-P customers to other provisioning arrangements where we have facilities and it is advantageous for us to do so. We also have a five-year “commercial agreement” in place with Verizon that locks in rates through 2010 and agreements in place with BellSouth, AT&T and Qwest.

TELRIC Pricing. The FCC has initiated a re-examination of its TELRIC pricing methodology for network elements. The FCC has proposed a number of changes to these pricing rules that, if promulgated in their current form, could be unfavorable to us. Legislation has been proposed in Congress in the past and may be proposed in the future that would further restrict the access of competitive carriers to incumbent carriers’ network elements. Future restrictions on, or reductions in, the network elements available to us, or any increase in the cost to us of such network elements, could have a material adverse effect on our business.

Broadband. In the future, an important element of providing competitive local service may be the ability to offer customers high-speed broadband local connections. The FCC has reduced the number and types of unbundled network elements, such as Fiber-to-the-Curb (FTTC) and Fiber-to-the-Home (FTTH) that incumbent carriers must make available to competitive carriers to enable them to provide broadband services to customers using incumbent carrier networks. The FCC is considering requests by competitors that would require incumbent carriers to continue to make available to competitors certain older transport and switching technologies that the incumbents plan to retire as they implement new digital switching and fiber transport. The FCC also recently held that incumbent carriers such as Verizon cannot be required by state commissions to make digital subscriber line services available to end users when a competitive carrier provides the end user with voice service. This is known in the industry as “naked DSL.” However, both Verizon and AT&T, as conditions for the approval of recent mergers, have agreed to make available naked DSL in certain markets for a prescribed period of time.

In other proceedings affecting broadband policy, the FCC has ruled that digital subscriber line service, wireless broadband service and broadband over power line should all be classified as information services, subject to minimal federal and very limited state regulation. This regulatory treatment is consistent with the FCC’s decision in 2002 that cable modem service is an information service. The FCC has also ruled that facilities-based Internet Service Providers must comply with the Communications Assistance Law Enforcement Act (“CALEA”) which requires that companies must construct their networks to facilitate law enforcement access for lawful surveillance of the service provider’s customers.

The FCC has sought comment on a number of other regulatory proposals that could affect the speed and manner in which high-speed broadband local services are deployed, including whether broadband services should be subject to network neutrality rules and open access. Network neutrality generally refers to principles allowing access by consumers to their choice of Internet content, connection of equipment and applications without unreasonable restrictions by broadband providers. Open Access generally requires that a broadband operator permit unaffiliated entities to provide Internet service over the operator’s broadband facilities. We cannot predict the outcome of these proposals at the FCC or in the courts or the effect they will have on our business and the industry.

Internet Protocol-Enabled Services. The FCC has not issued final rules on the appropriate regulatory clarification and regulatory status of services and applications using Internet Protocol, including VoIP offerings. VoIP is an application that manages the delivery of voice information across data networks, including the Internet, using Internet Protocol. Rather than send voice information across traditional circuits, Voice over Internet Protocol sends voice information in digital form using discrete packets that are routed in the same manner as data packets. Voice over Internet Protocol is widely viewed as a more cost-effective alternative to traditional circuit-switched telephone service. Because Voice over Internet Protocol can be deployed by carriers in various capacities, and because it is widely considered a next-generation communications service, its regulatory classification has not yet been determined.

The FCC thus far has issued a series of rulings in connection with the regulatory treatment of Voice over Internet Protocol (“VoIP”), but those rulings have been narrowly tailored. In one case, the FCC held that a computer-to-computer VoIP application provided by Pulver.com is an unregulated information service, in part because it does not include a transmission component, offers computing capabilities, and is free to its users. In another case, the FCC reached a different conclusion, holding that AT&T’s use of VoIP within its network to transmit the long-haul portion of certain calls constitutes a telecommunications service, thus subjecting it to regulation, because the calls use ordinary customer premises equipment with no enhanced functionality, originate and terminate on the public switched telephone network, and undergo no net protocol conversion and provide no enhanced functionality to end users. In a third case, which involved the VoIP application of Vonage, the FCC preempted the authority of the State of Minnesota (and presumably all other states) and ruled that Vonage’s VoIP application, and others like it, is an interstate service subject only to federal regulation, thus preempting the authority of the Minnesota commission to require Vonage to obtain state certification. On March 21, 2007, this decision was upheld by the United States Court of Appeals for the Eight Circuit. The FCC, however, refused to rule in the Vonage case whether Vonage’s VoIP application is a telecommunications service or an information service, thus leaving open the question of the extent to which the service will be regulated.

In 2004, The FCC initiated a more generic proceeding to address the many regulatory issues raised by the development and growth of VoIP services, including the extent to which VoIP will be regulated at the federal level, and has expressly reserved the right to reconsider its declaratory rulings in the generic proceeding. As a result of this proceeding, the FCC has imposed a number of requirements on what it calls ‘interconnected VoIP services,” which the FCC defines as a service that enables real-time, two way voice communications; requires a broadband connection from the user’s location; requires Internet Protocol compatible customer premises equipment and permits users generally to receive calls that originate and terminate on the public switched telephone network. These include requiring interconnected VoIP service providers to comply with the Communications Assistance Law Enforcement Act (“CALEA”) which requires that companies must construct their networks to facilitate law enforcement access for lawful surveillance of the service provider’s customers; requiring interconnected VoIP service providers to contribute to the Universal Service Fund; requiring interconnected VoIP service providers to offer E-911 to their subscribers; requiring interconnected VoIP service providers and equipment manufacturers to comply with rules facilitating access to VoIP services by the disabled, including the opportunity to access Telecommunications Relay Services for the Deaf; and, requiring interconnected VoIP service providers to comply with Commission rules concerning the use and protection of customer proprietary network information. The FCC continues to consider questions regarding the applicability of access charges to VoIP. Additional federal and state rulings in connection with VoIP will likely have a significant impact on us, our competitors and the communications industry.

Congress also has considered in the past, and may consider in the future, legislation addressing Voice over Internet Protocol. We cannot at this time predict if or when such legislation will be enacted, or its effect on our business and the industry.

Inter-carrier Compensation. The FCC regulates the interstate access rates charged by local carriers for the origination and termination of interstate long distance traffic. These access rates make up a significant portion of the cost of providing long distance service. The FCC has adopted policy changes that over time are reducing incumbent carriers’ access rates, which have the impact of lowering the cost of providing long distance service, especially to business customers. In addition, the FCC has adopted rules that require competitive carriers to reduce the levels of their tariffed access charges to rates no greater than those of the incumbent carriers with which they compete. In March 2005, the FCC initiated a proceeding designed to examine and reform comprehensively intercarrier compensation, including access charges, in the telecommunications market. Intercarrier compensation typically is the largest single expense incurred by companies that provide telecommunications services, including us. Further FCC action in this area may reduce most access charges in the future or shift all forms of intercarrier compensation to flat rate pricing. We cannot predict at this time the result of this proceeding, the full impact of the FCC’s decisions in this area, or the effect these decisions will have on our business and the industry.

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

Universal Service. Universal programs administered by the FCC promote the availability of quality services at affordable rates; increase access to advanced telecommunications services throughout the Nation, including to consumers in low income, rural, insular, and high cost areas at rates that are reasonably comparable to those charged in urban areas, and provide that all schools, classrooms, health care providers, and libraries should, generally, have access to advanced telecommunications services. Universal Service programs historically have been funded by access charges and direct contributions from telecommunications carriers based on a percentage of their interstate revenues. The FCC is considering changing the methodology by which telecommunications carriers contribute to the Universal Service Fund, including one proposal that would assess payments based on the number of telephone numbers used by carriers. Any reform in connection with universal service, will, by necessity, require revisions to the FCC’s intercarrier compensation policies. Congress is currently considering changes to the USF rules; however, it is unclear what changes, if any, will ultimately become law. Because the effects of these revisions are uncertain, the fees we pay to subsidize universal service may increase or decrease substantially in the future.

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

Federal Excise Tax Changes. IRS Notice 2006-50 instructs companies collecting the Federal Excise Tax to "cease collecting and paying over tax under §4251 of the Internal Revenue Code on nontaxable service billed after July 31, 2006". Several recent rulings have held that "service for which there is a toll charge that varies with elapsed transmission time and not distance (time-only service) is not taxable toll telephone service." On August 1, 2006 the Company will no longer be responsible for collecting and remitting the Federal Excise Tax. Regarding bundled services, the Company is expected to “reasonably identify” the local services portion or else the whole bundled billing is considered FET taxable.

State Regulation. We are subject to various state laws and regulations. Most state public utility commissions require providers such as CloseCall to obtain authority from the commission before initiating service in the state and the filing of tariffs that detail the rates, terms and conditions for our services. We are subject to various reporting and record-keeping requirements. We are generally required to pay fees and assessments related to our provision of telecommunications service in the state. In addition, some states are ordering the de-tariffing of services, which may impede our reliance on the filed rate doctrine and increase our costs of doing business.

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

States also regulate the intrastate carrier access services of the incumbent carriers. We are required to pay access charges to the incumbent carriers when they originate or terminate our intrastate long distance traffic. Our business could be harmed by high access charges, particularly to the extent that the incumbent carriers do not incur the same level of costs with respect to their own intrastate long distance services or to the extent that the incumbent carriers are able to offer their long distance affiliates better access pricing or volume pricing to larger carriers. Some states also regulate the intrastate access charges of competitive carriers. Some states have also developed intrastate universal service charges parallel to the interstate charges created by the FCC. Another issue is the use by some incumbent carriers, with the approval of the applicable public utility commissions, of extended local area calling that converts otherwise competitive intrastate toll service to local service. Our business could be harmed by these developments.

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

Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, stock offerings, and incurrence by carriers of significant debt obligations. Certificates of authority generally can be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law or the rules, regulations and policies of state regulatory authorities. Fines or other penalties also may be imposed for such violations. Public utility commissions or third parties may raise issues with regard to our compliance with applicable laws or regulations.

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

•	create a standard regulatory scheme for all public payphone service providers;

•
establish a per call compensation plan to ensure that all payphone service providers are fairly compensated for each and every completed intrastate and interstate call, except for 911 emergency and telecommunications relay service calls;

•	terminate subsidies for LEC payphones from LEC regulated rate-base operations;

•	prescribe, at a minimum, nonstructural safeguards to eliminate discrimination between LECs and IPPs and remove the LEC payphones from the LEC’s regulated asset base;

•
provide for the RBOCs to have the same rights that IPPs have to negotiate with Location Owners over the selection of interLATA carrier services, subject to the FCC’s determination that the selection right is in the public interest and subject to existing contracts between the Location Owners and interLATA carriers;

•
provide for the right of all PSPs to choose the local, intraLATA and interLATA carriers subject to the requirements of, and contractual rights negotiated with, Location Owners and other valid state regulatory requirements;

•
evaluate the requirement for payphones which would not normally be installed under competitive conditions but which might be desirable as a matter of public policy, and establish how to provide for and maintain such payphones if it is determined they are required; and

•	preempt any state requirements which are inconsistent with the FCC’s regulations implementing Section 276.

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

For the fiscal year ended March 31, 2005, Davel received $420,366 of receipts from carriers under the Interim Order that has been reported as revenues in the consolidated statements of operations. In accordance with Davel’s accounting policy on regulated rate actions, revenue from dial-around compensation pursuant to the Interim Order was recognized as revenue in March 2005, the period such revenue was received. Although Davel is entitled to receive a substantial amount of additional dial-around compensation pursuant to the Interim Order, such amounts, subject to certain limitations, were assigned to Davel’s former secured lenders in exchange for a reduction in Davel’s secured debt prior to the acquisition of such debt by Mobilepro (see the discussion of the Gammino lawsuit in “Item 3. Legal Proceedings”).

On August 2, 2002 and September 2, 2002 respectively, the American Public Communications Council, the APCC, and the Regional Bell Operating Companies, the RBOCs, filed petitions with the FCC to revisit and increase the dial-around compensation rate level. Using the FCC’s existing formula and adjusted only to reflect current costs and call volumes, the APCC and RBOCs’ petitions supported an approximate doubling of the current $0.24 rate. On August 12, 2004, the FCC released an order to increase the dial-around compensation rate from $0.24 to $0.494 per call, or the 2004 Order. The new rate became effective September 27, 2004, 30 days after publication of the 2004 Order in the Federal Register, and may be subject to appeal by IXCs or other parties. Dial-around revenues at the new rate of $0.494 per call, which aggregated approximately $6,198,000 for the year ended March 31, 2007, are included in revenues reported in the Mobilepro’s consolidated financial statements.

In an order that became effective on July 1, 2004, the FCC imposed certain requirements on facilities-based telecommunications carriers to ensure that payphone providers are fairly compensated for every payphone originated call that is completed. The requirements included establishing detailed procedures for tracking payphone originated calls, engaging a third party auditor to verify that these procedures are in place, filing annually a System Audit Report with the FCC and making quarterly dial-around compensation payments to payphone providers.

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

Internet Services

The FCC generally does not regulate Internet access services. In recent proceedings the FCC has ruled that Internet Access provided over digital subscriber line service, wireless broadband service or broadband over power line should all be classified as information services, subject to minimal federal regulation. This regulatory treatment is consistent with the FCC’s decision that cable modem service is an information service. The classification as an information service generally precludes states from regulating Internet service providers as telecommunications carriers. However, the FCC has ruled that facilities-based Internet Service Providers must comply with the Communications Assistance Law Enforcement Act (“CALEA”) which requires that companies must construct their networks to facilitate law enforcement access for lawful surveillance of the service provider’s customers.

The FCC has sought comment on a number of other regulatory proposals that could affect the speed and manner in which high-speed broadband local services are deployed, including whether broadband services should be subject to network neutrality rules and open access. Network neutrality generally refers to principles allowing access by consumers to their choice of Internet content, connection of equipment and applications without unreasonable restrictions by broadband providers. Open Access generally requires that a broadband operator permit unaffiliated entities to provide Internet service’s over the operator’s broadband facilities. We cannot predict the outcome of these proposals at the FCC or in the courts or the effect they will have on our business and the industry.

Employees

As of March 31, 2007 we employed 287 full-time employees. We anticipate that we will need additional people to fill administrative, sales, and technical positions if we continue to be successful in raising capital to implement our strategic business plan. We have no collective bargaining agreements with our employees. The breakout of full-time employees is as follows:

Finance, accounting legal and administration	15 employees
Retail operations (includes CloseCall America, Inc. and the call centers)	162 employees
Wireless networks (includes Kite Broadband, LLC and NeoReach Wireless, Inc.)	65 employees
Business operations (includes Davel Communications, Inc and American Fiber Network, Inc.)	45 employees

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Our business, financial position and future results of operations may be impacted in a materially adverse manner by risks associated with the execution of our strategic plan and the creation of a profitable and cash-flow positive business, our ability to obtain capital or to obtain capital on terms acceptable to us, the successful integration of acquired companies into our consolidated operations, our ability to successfully manage diverse operations remotely located, our ability to successfully compete in highly competitive communications industries, rapid technological change and the emerging services market, the effective protection of our intellectual property rights, the successful resolution of ongoing litigation, our dependence upon key managers and employees and our ability to retain them, and potential fluctuations in quarterly operating results, among other risks. Before investing in our securities, in addition to this summary of risks, Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC, including, but not limited to, our Quarterly Reports on Form 10-Q.

We Have Lost Money Historically Which Means That We May Not Be Able to Continue Operations

The Company has historically lost money. The Company’s accumulated deficit at March 31, 2007 was $77,271,245. In the years ended March 31, 2007, 2006 and 2005, the Company sustained net losses of $45,898,288, $10,176,407 and $5,359,722, respectively. Over this three-year period, most of the acquired businesses of Mobilepro have experienced declining revenues. Although restructuring measures have reduced other operating expenses by about 3% from the prior year, the Company has been unable to reduce the corresponding costs of services. In addition, the Company has funded the start-up and operations of the municipal wireless networks and online gaming businesses without these companies achieving expected revenues. As a result, the amount of cash used in operations during the fiscal year ended March 31, 2007 was $6,558,708. Future losses are likely to occur. Accordingly, the Company will continue to experience liquidity and cash flow problems if it is unable to improve its operating performance, to sell assets for cash, or to raise additional capital as needed and on acceptable terms.

We Do Not Have Enough Registered Shares to Cover the Scheduled Debenture Payments with Our Common Stock

To date, Cornell Capital has been a significant source of capital for the Company, providing financing in several forms. Most recently, the Company has borrowed funds under a series of convertible debentures. The total amount owed to Cornell Capital under the debentures at March 31, 2007 was $18,149,650. Using shares of its common stock registered on Form S-3 in November 2006, the Company made principal and interest payments on the debentures that totaled $4,880,481 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of shares registered for Cornell Capital’s benefit related to the convertible debentures has been exhausted. Cornell Capital has agreed to delay additional installment payments until early July 2007 when the Company will be obligated to make total weekly principal payments of $375,000 plus accrued interest. Unless additional shares are registered by the Company under the Securities Act of 1933 (the “Securities Act”), shares acquired by Cornell Capital are tradable under Rule 144 of the Securities Act, or shares of the Company’s common stock are otherwise freely tradable by Cornell Capital without restriction, the Company will be required to make these payments in cash.

Because of the decline in the total market value of the outstanding shares of our common stock, we are not now eligible to use Form S-3. As a result, we may be required to use a more extensive and time-consuming process in order to register additional shares of our common stock in the future.

The Company may not have the ability to continue as a going concern beyond the second quarter of the current fiscal year without a significant restructuring of the Cornell Capital debentures.

The Sale of Portions of Our Business May Not Be Concluded and We May Not Have Sufficient Cash to Continue Operations and to Retire the Convertible Debentures

In December 2006, the Company engaged an investment banking firm to assist in evaluating strategic alternatives for the wireless networks business conducted by its Kite Networks and Kite Broadband subsidiaries. To date, efforts to secure investment capital for this business or to find a willing buyer have been unsuccessful. Consequently, despite obtaining lease financing and deferring payments to several large vendors, the Company has not been relieved of the need to help fund the operations of this business.

In March 2007, the Company announced that it had signed a definitive agreement for the merger of ProGames with and into Winning Edge International, Inc. Consummation of the transaction was subject to a number of closing conditions including the arrangement of financing that would have sustained the operations of the combined entity. Financing has not been arranged. As a result, the merger agreement was terminated and the Company continues to fund the operating costs of ProGames.

During the fourth quarter, the Company was also engaged in extensive negotiations with a company that intended to purchase Davel, the Company’s payphone operator. The negotiations did not result in a transaction. As a result, the losses incurred by Davel continue to adversely affect the operating results of the consolidated Company.

In April 2007, the Company announced that its Board of Directors had decided to explore potential strategic alternatives for the entire Company, and that it had received inquiries from potential buyers regarding the purchase of portions of its business. This initiative has been undertaken with the goals of maximizing the value of the Company’s assets, returning value to the Company’s stockholders and eliminating the Company’s debt, particularly amounts payable to Cornell Capital.

If the Company fails to eliminate the cash requirements represented by the wireless network business, Davel and ProGames, or if a sale of the Wireline Business is not consummated in accordance with expected terms, the Company will not likely have the ability to continue as a going concern beyond the second quarter of fiscal year 2008.

Federal Regulators Have Taken and May Take Positions in the Future with Which We Disagree or Which We Believe are Contrary to Existing Law and Regulation, Which May Impose Substantial Litigation Costs on Our Business, Impede Our Access to Capital and/or Force Us to Seek a Merger Partner or Cease Operations

As a publicly traded telecommunications company, we are subject to the regulatory scrutiny of both the FCC and the SEC. Both agencies are so-called “administrative agencies” with statutory authority to implement and enforce laws passed by the U.S. Congress. Despite this limited scope, both the FCC and SEC have the ability to use discretion in certain cases both in interpreting what the laws passed by Congress mean and when to enforce such laws. The FCC and/or SEC may even take positions with which we disagree or which we believe are unfounded in statute, regulation, or prior agency guidance and which are adverse to Mobilepro. For instance, the FCC has been repeatedly overruled by federal courts in recent years for misinterpretations of the 1996 Telecom Act. In order to contest such behavior, Mobilepro may be forced to resort to litigation. In the context of the SEC, Mobilepro’s ability to have any registration statement “go effective” may be impeded if in its comments to a future registration statement the SEC were to take a position with which we disagree based on prior law, regulation or prior SEC interpretative guidance. The registration process that resulted in our Form S-3 becoming effective in November 2006 commenced in September 2005 with the filing of Form SB-2. The protracted registration process included the filing of several registration statement amendments in order to incorporate changes from the SEC received in a series of comment letters. If we were to encounter similar difficulties and a prolonged registration process in connection with a future registration statement, it could materially impair Mobilepro’s access to the capital markets, potentially force Mobilepro to incur substantial litigation related costs and may force Mobilepro to seek a merger with another company or cease operations.

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

Additionally, Davel indirectly competes with other telecommunications providers, including providers of wireless services and prepaid calling card companies, for end users to utilize our pay telephones to make local and long distance calls. The proliferation of wireless communication devices has continued to reduce the use of pay telephones. For example, the cellular telephone business of CloseCall represents indirect competition for Davel. Furthermore, certain providers of wireless communication devices have continued to introduce rate plans, including pre-paid rate plans, that are competitively priced with certain of the products offered by us and have negatively impacted the usage of pay telephones throughout the nation. The effect on our business is that revenues of Davel are steadily declining. Davel’s revenues were $30,028,114 for the fiscal year ended March 31, 2007 compared with $40,305,697 for the corresponding period of the prior year, a decline of 25.5%.

If we are unsuccessful in increasing revenues from other sources, the declining payphone business will contribute to continuing declines in consolidated revenues and the incurring of additional consolidated operating losses. In such event, we may be forced to dispose of this business pursuant to terms not considered favorable to us.

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

In addition, the increasing number of municipally sponsored wireless network opportunities is attracting the interest of very large competitors. For example, competitors for the Philadelphia network included Verizon, Comcast, and Earthlink. According to a published report, the city of San Francisco received plans from 26 companies in response to a request for proposals, including AT&T, Earthlink, and Google. The activity of these competitors, with resources far greater than ours, could adversely affect our ability to obtain additional awards for the deployment and management of wireless networks and significantly reduce the likelihood of success for our emerging wireless network and other businesses.

Finally, the viability of existing revenue models for municipal wireless network deployments is being threatened by a competitor’s offer of free Internet access to users.

If We Are Unable to Successfully Acquire the Necessary Equipment, the Deployment and Management of Our Wireless Networks Could Be Delayed, Contracts Could Be Lost, and Our Efforts to Raise Capital for This Business Could Be Adversely Affected

The successful deployment and management of a broadband wireless network, like the Tempe network, depends on our ability to obtain the necessary technical equipment and to acquire such equipment when needed at prices and on terms acceptable to us. Required equipment includes antennas, transmitters and network routers. To date, we have incurred approximately $10,000,000 in equipment costs related to wireless network deployments.

Obtaining flexible payment terms from suppliers for large equipment purchases has been important to our ability to complete deployments. Such terms have allowed us to more effectively manage our cash flow and/or negotiate sale/leaseback transactions. For example, suppliers granted extended payment terms to us in connection with the deployments of the equipment in Tempe and Longmont. Negotiations are underway in attempts to obtain extended payment terms from the likely suppliers of equipment for the Gilbert and Chandler deployments. However, the fact that substantially all of the balance due for the Longmont equipment (approximately $1,569,000) is overdue is adversely affecting the negotiations. The supplier’s position is that payment of this amount must occur before discussions continue. However, we have identified a source of lease financing for this equipment, and we are currently engaged in negotiations in an attempt to structure a transaction that is acceptable to all of the affected parties. Payment of this overdue amount prior to our arranging lease financing or securing funding from some other source would reduce our unrestricted cash balance significantly. Further, the transmission equipment being installed by us incorporates certain new technologies that are largely untested in these types of networks. Should functionality prove to be ineffective, we may be required to make additional expenditures to upgrade or replace equipment that has already been installed.

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

We were contractually obligated to complete the deployment of the Yuma and Gilbert deployments by March 31, 2007. Because we have not yet obtained the required equipment, we were not able to complete the deployments by then. The completion of the Chandler network is also overdue. If we do not continue to be granted extensions by the cities, we could lose the deployment opportunities. The loss of any of these contracts would adversely affect the growth of our wireless network business, and could adversely affect our ability to sell this business.

If Cornell Capital or Other Large Stockholders Sell Part or All of Their Shares of Common Stock in the Market, Such Sales May Cause Our Stock Price to Decline

From time to time, Cornell Capital and other selling stockholders may sell in the public market up to all of the shares of common stock owned at that time. Mr. Wright has executed “lock-up” agreements that prohibit the sale or disposition by him of more than one million (1,000,000) shares of the Company’s common stock during any calendar quarter during his employment period. Additionally, as a result of Mr. Wright’s buying program under Rule 10b5-1, he is unlikely to sell any shares within six months of any purchase because of the disgorgement provisions of Section 16 under the Securities Act of 1933. Mr. Wright’s buying program expired in May 2007.

In November 2006, we filed a registration statement on Form S-3 covering the resale by selling stockholders of up to 404,474,901 shares of common stock that was declared effective by the SEC. To date, we have issued 175,779,290 shares of our common stock to Cornell Capital that were covered by the registration statement. The remaining number of shares registered in this offering represents approximately 33.0% of the total number of shares of common stock outstanding at March 31, 2007. In the event that the selling stockholders dispose of some or all of the remaining shares of common stock covered by this registration statement, such sales may cause our stock price to decline.

The offering registered a large percentage of the shares held by our executive officers and directors. While we are not aware of any plans of any officer or director to leave Mobilepro, it is not uncommon for similarly situated officers and directors to leave a company after they are able to sell a sufficient number of shares to meet their individual financial goals, which time frame may be accelerated if the shares appreciate in value. Our officers and directors may be similarly disposed.

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

If Our Previous Capital Raising Transactions with Cornell Capital Were Held to Be in Violation of the Securities Act of 1933, We Could Experience Significant Negative Consequences

During its review of Amendment No. 1, filed on November 30, 2005, to our Registration Statement on Form SB-2, originally filed on September 30, 2005 and withdrawn by us on September 22, 2006, the SEC issued a comment stating that it believed that the repayment of promissory notes to Cornell Capital using proceeds from advances under the SEDA may have somehow violated Section 5 of the Securities Act of 1933 (the “Securities Act”). We requested guidance from the SEC regarding these transactions and how the transactions we had completed implicated Section 5. The only guidance we received was a reference to Section VIII of the Commission’s Current Issues and Rulemaking Projects Quarterly Update dated March 31, 2001 (the “Quarterly Update”). We analyzed each requirement for an equity line to comply with the Securities Act set forth in the Quarterly Update. We believe that we fully complied with the SEC’s guidance and that the guidance does not explicitly or implicitly prohibit or in any way limit the use of proceeds under the SEDA to repay debt obligations to Cornell Capital or any other party or limit any other use of proceeds. We are not aware of any other law, regulation or interpretive guidance on this subject and have not been advised of the existence of any by the SEC. Once we became aware of the new position of the staff of the SEC on this issue, however, we nevertheless immediately changed our repayment of notes issued to Cornell Capital to ensure that such repayments of debt were made only from cash generated by our operations or provided from other sources. Furthermore, all such notes payable to Cornell Capital were repaid during the quarter ended June 30, 2006, and no such notes were payable to Cornell Capital at March 31, 2007.

Accordingly, we do not believe that these transactions constitute a violation of the Securities Act. However, the SEC could commence an enforcement action against us, and if these transactions were held by a court to be in violation of the Securities Act, we could experience a material adverse effect and the market price of our common stock could decline, which could force us to sell or merge the company because our ability to raise additional financing would be significantly compromised. Any claim would be bound by the one-year statute of limitations under Section 13 of the Securities Act.

We do not believe we have violated the Securities Act, and we would contest vigorously any claim that a violation of the Securities Act occurred.

The Unavailability of Telecommunication Lines Could Threaten Our Business

Our ability to deliver good quality services at competitive prices depends on our ability to obtain access to T-l and dial-up lines pursuant to pricing and other terms that are acceptable to us. Access to these lines necessary for providing services to a significant portion of our subscribers is obtained from incumbent local exchange carriers like Verizon and AT&T. In 2005, we have been successful in reaching certain important agreements with each of these carriers providing us with opportunities to expand services and the geographic coverage of such services and predictable prices, avoiding any interruption in service to our customers. In the event that any of the carriers would be unable or unwilling to provide service to us, even if legally required to do so, our ability to service existing customers or add new customers could be adversely impaired in a material manner.

The Federal and State Regulations under Which We Operate Could Change, Resulting in Harm to Our Business

The enactment of the Telecommunications Act of 1996 significantly altered the regulatory landscape in which our businesses operate. In addition, state regulators maintain jurisdiction over certain over our services. We cannot predict whether future FCC or state regulatory decisions may adversely affect our ability to operate certain of our business or impact our profitability.

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

In addition, decisions by the FCC to abolish "UNE-P" rules and rates will likely increase local line rates for our payphone and CLEC businesses.

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

These disclosure requirements may have the effects of reducing the number of potential investors and the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

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

CloseCall occupies approximately 14,000 square feet of leased office space in Stevensville, Maryland, that includes management, finance, sales, and a customer support call center under a lease with a term that has been extended by written amendment to February 28, 2008.

AFN occupies approximately 3,600 square feet of leased office space in Overland Park, Kansas that includes management, finance, sales, and operations. The term of the lease, as amended, expires on July 31, 2014.

Davel occupies approximately 16,700 square feet of leased office space in Cleveland, Ohio; the lease term expires on September 29, 2008. Approximately 4,000 square feet of storage space is also rented in Cleveland on a month-to-month basis.

Kite Broadband operates 1) a call center in Tucson, Arizona, under a lease of 8,150 square feet that expires on July 31, 2008, and that includes two three-year options, and 2) a data center in Ridgeland, Mississippi, under a lease of 1,500 square feet that expires on August 31, 2008. It shares a corporate office with Kite Networks in Ridgeland, Mississippi, occupying approximately 6,100 square feet of space under a lease term that expires on February 28, 2009.

The operations of our Internet services business segment, including DFW, occupy small leased office space facilities in numerous locations around the United States. The lease expiration dates for the most significant remaining properties are September 30, 2010 (Houston, Texas), January 31, 2010 (Irving, Texas), February 29, 2008 (Tucson, Arizona) and November 1, 2007 (Stockton, California). The charge for restructuring costs that we recorded in the quarter ended December 31, 2005 is based on our plan to close certain of these Internet services facilities.

Item 3. Legal Proceedings

In addition to certain other litigation arising in the normal course of its business that we believe will not materially affect our financial position or operating results, we were involved with the following legal proceedings during the fiscal year ended March 31, 2007.

1)
At the time that we acquired Davel, there was existing litigation brought against Davel and other defendants regarding a claim associated with certain alleged patent infringement. Davel has been named as a defendant in a civil action captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., C.A. No. 04-4303 filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls. The plaintiff is seeking monetary relief of at least $7,500,000. Davel does not believe that the allegations set forth in the complaint are valid and 2007 Davel filed a Motion for Summary Judgment, which is pending before the court. In a similar action filed by the plaintiff in the United States District Court of Texas against Southwestern Bell Telephone, LP and SWBT Texas, LLC the Court recently granted the defendants’ Motion for Summary Judgment and dismissed the case with prejudice based upon that court’s finding that the Gammino Patents were invalid.

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

4)
On April 17, 2007 the Supreme Court of the United States issued an opinion in the case captioned Global Crossing Telecommunications, Inc. v. Metrophones Telecommunications, Inc. on Certiorari from the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit" and the "Metrophones Case"), No. 05-705, in which it upheld the Ninth Circuit's decision that independent payphone providers have a private right of action to pursue recovery in federal court from telecommunication carriers who fail to pay dial around compensation. The ruling in the Metrophones Case permits litigation to resume that has been pending in federal district court against AT&T Corporation, Sprint Communications Company, LP and Qwest Communications, Inc. (the "Defendants") for non-payment of dial around compensation. Davel Communications, Inc. and certain of Davel's subsidiaries (collectively, the "Davel Entities") are directly or indirectly plaintiffs in the federal district court cases against the Defendants. Although the federal district court case has been pending since 1999, the litigation remains in its preliminary phases. As a result, the Registrant cannot predict the likelihood of success on the merits, the costs associated with the pursuit of the claims, the timing of any recovery or the amount of recovery, if any. However, the industry representing a group of independent payphone providers, including the Davel Entities, has recently prevailed in a similar Federal Communications Commission administrative proceeding against another carrier for non-payment of dial-around compensation using a similar damages model which was accepted and pursuant to which the Federal Communications Commission assessed pre-judgment interest (the "Similar Litigation"). The Similar Litigation is being appealed to the U.S. Court of Appeals for the District of Columbia. Based upon our damages model in the Similar Litigation, we estimate that the amount in controversy for the Davel Entities against the Defendants extends well into the eight figures, but any recovery is conditioned on, among other things (i) prevailing on the merits at trial; (ii) having the Davel Entities' damages model and other claims approved in whole or in large part; and (iii) prevailing on any appeals that the Defendants may make. As evidenced by the eight years that this litigation has been in process, the Defendants have shown an interest in stretching the duration of the litigation and have the means to do so. Although the Davel Entities could ultimately benefit (in an absolute sense, although not necessarily on a present value basis) from this delay in the event that pre-and/or post-judgment interest (awarded at 11.25% per annum in the Similar Litigation) is assessed against the Defendants and the potential award of attorneys' fees and/or other remedies (in addition to compensatory damages) if the Davel Entities prevail, such delay will result in a deferral of the receipt of any cash to the Davel Entities.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “MOBL.” The following table sets forth the high and low closing prices for the common stock for each calendar quarter since April 1, 2004, as reported by the National Quotation Bureau.

	Price Per Share
	High	Low
2004
April 1, 2004 - June 30, 2004	$0.28	$0.10
July 1, 2004 - September 30, 2004	$0.27	$0.14
October 1, 2004 - December 31, 2004	$0.24	$0.15
2005
January 1, 2005 - March 31, 2005	$0.24	$0.17
April 1, 2005 - June 30, 2005	$0.38	$0.15
July 1, 2005 - September 30, 2005	$0.36	$0.24
October 1, 2005 - December 31, 2005	$0.26	$0.17
2006
January 1, 2006 - March 31, 2006	$0.30	$0.18
April 1, 2006 - June 30, 2006	$0.24	$0.18
July 1, 2006 - September 30, 2006	$0.19	$0.11
October 1, 2006 - December 31, 2006	$0.14	$0.07
2007
January 1, 2007 - March 31, 2007	$0.07	$0.03
April 1, 2006 - June 5, 2007	$0.04	$0.02

Stockholders

As of March 31, 2007, there were approximately 760 registered holders of record of our common stock. We believe that a substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions. Including such holders, we believe that there are more than 10,000 holders of our common stock as of March 31, 2007

Dividends

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

Equity Compensation Plan Information

Incorporated by reference to the Company’s 2007 Definitive Proxy Statement on Schedule 14A.

Mobilepro Non-Plan Option and Warrant Grants

Incorporated by reference to the Company’s 2007 Definitive Proxy Statement on Schedule 14A.

Stock Price Performance Graph

Recent Sales of Unregistered Securities

On June 22, 2006, we issued 200,000 unregistered shares of our common stock to Ryan Beck & Co. in connection with their providing investment banking services to us valued at $36,000.

On June 30, 2006, we issued an amended secured convertible debenture in the amount of $15,149,650 to Cornell Capital (the “Amended Debenture”), replacing a previously issued debenture. Cornell Capital may convert all or any part of the unpaid principal and accrued interest owed under the Amended Debenture into shares of our common stock at a conversion price of $0.275 per share.

In connection with the issuance of the Amended Debenture, Cornell Capital was issued a warrant to purchase 13,750,000 shares of the Company’s common stock at a purchase price of $0.275 per share.

In August 2006, we issued 300,996 unregistered shares of our common stock to Alex Kang, a former employee, in connection with his exercise of employee stock options.

On August 28, 2006, the Company entered into a financing agreement with Cornell Capital that provided $7.0 million in funding with the proceeds received upon the issuance of a series of secured, convertible debentures with a total amount of $7,000,000, convertible into shares of our common stock at a price of $0.174 per share.

Since August 28, 2006, in connection with the issuance of convertible debentures under the $7.0 million financing agreement, we have issued warrants to purchase 10,000,000 shares of our common stock to Cornell Capital, exercisable at a per share price of $0.174.

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

On January 9, 2007, we issued 500,000 unregistered shares of our common stock to Paul Silverman, a member of our Board of Advisors, in connection with his exercise of a stock warrant at a price of $10,000.

On January 15, 2007, we issued 9,079,903 unregistered shares of our common stock to Telecommunications, Inc. as consideration for the acquired subscriber contracts and net assets, valued at $675,000.

On February 9, 2007, we issued an additional 3,944,214 unregistered shares of our common stock to the formers owners of Kite Broadband and Kite Networks pursuant to working capital purchase price provisions of the acquisition agreements.

In the period November 27, 2006 through May 10, 2007, the Company issued a total of 175,779,290 unregistered shares of its common stock to Cornell Capital in satisfaction of its obligation under the Amended Debenture to make weekly installment principal payments plus interest in the total amount of $3,252,649.

In the period January 11, 2007 through May 10, 2007, the Company issued a total of 120,689,655 unregistered shares of its common stock to Cornell Capital in satisfaction of its obligation under the Amended Debenture to make weekly installment principal payments plus interest in the total amount of $3,595,740.

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

Item 6. Selected Financial Data

The following information as of March 31, 2007 and 2006 and for the fiscal years ended March 31, 2007, 2006 and 2005 was taken from the audited financial statements appearing elsewhere in this annual report. The information as of March 31, 2005, 2004 and 2003 and for the fiscal years ended March 31, 2004 and 2003 was taken from the audited financial statements included in annual reports previously filed with the SEC . This information should be read in conjunction with such financial statements and the notes thereto.

	Fiscal Years Ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2007	2006	2005	2004	2003
Statement of Operations Data (1)

Revenues	$89,089,328	$99,013,467	$46,508,144	$311,355	$-
Operating Costs and Expenses (2)(4)	132,247,292	106,238,075	50,029,303	2,211,856	9,771,389

Operating Income/(Loss)	(43,157,964)	(7,224,608)	(3,521,159)	(1,783,152)	(9,771,389)
Interest and Other Expense, net	(2,330,723)	(2,838,394)	(1,838,563)	(374,692)	(101,849)
Loss on Extinguishment of Debt	(409,601)	-	-	-	-
Minority Interests	-	(113,405)	-	-	-

Net Loss	$(45,898,288)	$(10,176,407)	$(5,359,722)	$(2,157,844)	$(9,771,389)

Net Loss per Common Share
Basic	$(0.0760)	$(0.0248)	$(0.0185)	$(0.0193)	$(0.4482)
Diluted	$(0.0760)	$(0.0248)	$(0.0185)	$(0.0193)	$(0.4482)

	March 31, 2007	March 31, 2006	March 31, 2005	March 31, 2004	March 31, 2003
Balance Sheet Data

Assets
Cash and Cash Equivalents	$3,430,844	$5,397,881	$4,669,787	$1,955,607	$6,715

Total Current Assets	$16,272,723	$19,631,577	$20,269,751	$2,106,143	$16,233
Total Non-Current Assets (3)	53,036,198	74,359,476	52,553,180	1,252,030	-

Total Assets	$69,308,921	$93,991,053	$72,822,931	$3,358,173	$52,702

Liabilities and Stockholders’ Equity

Current Portion of Debentures and Note Payables	$17,144,675	$8,464,959	$25,535,263	$1,863,633	$584,500

Total Current Liabilities	$41,389,629	$30,516,184	$48,869,082	$2,511,654	$1,819,380

Long-Term Debt, less current portion	5,961,024	10,645,662	999,196	560,200	343,117

Total Liabilities	47,350,653	41,161,846	49,868,278	3,071,854	2,162,497
Minority Interests	-	-	600,000	-	-
Total Stockholders’ Equity	21,958,268	52,829,207	22,354,653	286,319	(2,109,795)

Total Liabilities and Stockholders’ Equity	$69,308,921	$93,991,053	$72,822,931	$3,358,173	$52,702

(1) Includes the results of operations of acquired companies following their respective dates of acquisition (see Note 1 to the accompanying Consolidated Financials Statements).

(2) Includes asset impairment charges of $27,275,987 and $4,446,544 in the fiscal years ended March 31, 2007 and 2006, respectively. No such charges were recorded in the fiscal years ended March 31, 2005, 2004 or 2003.

(3) Includes goodwill, net of impairment charges, of $29,547,074, $47,788,167, $32,579,099 and $1,112,695 at March 31, 2007, 2006, 2005 and 2004, respectively. The balance sheet at March 31, 2004 did not include any goodwill.

(4) Includes compensation expense related to the adoption of FAS 123R of $1,623,714 in the fiscal year ended March 31, 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

The following is a discussion and analysis of 1) our results of operations for the fiscal years ended March 31, 2007 and 2005, 2) our financial position at March 31, 2007, and 3) the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

Current Business Conditions

Our business has historically lost money. Our accumulated deficit at March 31, 2007 was $77,271,245. In the years ended March 31, 2007, 2006 and 2005, we sustained net losses of $45,898,288, $10,176,407 and $5,359,722, respectively. Over this three-year period, most of our acquired businesses experienced declining revenues. Although restructuring measures have controlled other operating expenses, we have been unable to reduce the corresponding costs of services. In addition, we have funded the start-up and operations of the municipal wireless networks and online gaming businesses without these companies achieving expected revenues. As a result, the amount of cash used in operations during the fiscal year ended March 31, 2007 was $6,558,708. Future losses are likely to occur. Accordingly, we will continue to experience liquidity and cash flow problems if we are unable to improve the Company’s operating performance, to raise additional capital as needed and on acceptable terms, or to sell assets for cash.

In December 2006, we engaged an investment banking firm to assist in evaluating strategic alternatives for the wireless networks business conducted by its Kite Networks and Kite Broadband subsidiaries. To date, efforts to secure investment capital for this business or to find a willing buyer have been unsuccessful. Consequently, despite obtaining lease financing for certain equipment purchases and deferring payments to several large vendors, we have had to continue to help fund the operations of these businesses.

In March 2007, we announced that we had signed a definitive agreement for the merger of ProGames, our online gaming subsidiary, with and into Winning Edge International, Inc. Consummation of the transaction was subject to a number of closing conditions including the arrangement of financing that would have sustained the operations of the combined entity. Financing has not been arranged. As a result, the merger agreement was terminated and we continue to fund the operating costs of ProGames.

During the fourth quarter of the current year, we also engaged in extensive negotiations with a company that intended to purchase Davel, the Company’s payphone operator. The negotiations did not result in a transaction. As a result, the losses incurred by Davel continue to adversely affect our consolidated operating results.

To date, Cornell Capital Partners, L.P. (“Cornell Capital”) has been a significant source of capital for us, providing financing in several forms. Most recently, we borrowed funds under a series of convertible debentures. The total amount owed to Cornell Capital under the debentures at March 31, 2007 was $18,149,650. Using shares of our common stock registered on Form S-3 in November 2006, we made principal and interest payments on the debentures that totaled $4,880,489 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of shares registered that related to the convertible debentures has been exhausted. Cornell Capital has agreed to delay additional installment payments until early July 2007 when we will be obligated to make total weekly principal payments of $375,000 plus accrued interest. Unless additional shares are registered by the Company under the Securities Act of 1933 (the “Securities Act”), shares acquired by Cornell Capital are tradable under Rule 144 of the Securities Act, or shares of our common stock are otherwise freely tradable by Cornell Capital without restriction, we will be required to make these payments in cash.

Consequently, in April 2007, we announced that our Board of Directors had decided to explore potential strategic alternatives for the entire Company, and that it had received inquiries from potential buyers regarding the purchase of portions of its business. This initiative has been undertaken with the goals of maximizing the value of our assets, returning value to our stockholders and eliminating the Company’s debt, particularly amounts owed to Cornell Capital.

We have received letters of interest regarding the acquisition of the CloseCall, AFN and the Internet service provider businesses (the “Wireline Business”), and several of these firms have engaged in due diligence investigation activities. If the expected amount of cash proceeds from the sale of the Wireline Business is received by us, we expect to be in a position to retire the Cornell Capital debentures plus accrued interest in the first half of fiscal year 2008. In May 2007, we borrowed $1,100,000 from Cornell Capital under a promissory note in order to help bridge our cash flow shortfall until a sale of the Wireline Business is completed.

If the Company fails to eliminate the cash requirements represented by the wireless network business, Davel and ProGames, or if a sale of the Wireline Business is not consummated on favorable terms, the Company will not have the ability to continue as a going concern beyond the second quarter of the current fiscal year without a significant restructuring of the Cornell Capital debt. Although the consolidated financial statements have been prepared on a going-concern basis, the Company recorded substantial impairment charges at March 31, 2007 related to the goodwill of the Internet service provider and wireless networks businesses and certain fixed and intangible assets of Davel and Kite Networks.

Overview

We deliver a comprehensive suite of voice and data communications services, including local exchange, long distance, enhanced data, Internet, wireless and broadband services to our end-user customers. Revenues for the reportable business segments for the fiscal years ended March 31, 2007, 2006 and 2005 were as follows:

Business Segment	2007	2006	2005

Voice Services	$62,559,069	$72,356,453	$32,009,084
Internet Services	15,030,633	16,940,513	13,884,060
Wireless Networks	11,499,521	9,716,501	-
Corporate	105	-	615,000
Total Revenues	$89,089,328	$99,013,467	$46,508,144

The revenues for each business segment, expressed as a percentage of total revenues for the respective years, were as follows:

Business Segment	2007	2006	2005

Voice Services	70.2%	73.1%	68.8%
Internet Services	16.9	17.1	29.9
Wireless Networks	12.9	9.8	-
Corporate	0.0	-	1.3
Total Revenues	100.0%	100.0%	100.0%

The revenues of the voice services business segment are provided primarily by the operations of Davel and CloseCall. Both of these companies were acquired in the third quarter of fiscal 2005. Fiscal 2007 and 2006 results include revenues for these companies for the entire years. Davel revenues included in our consolidated results were $30,028,114 for the year ended March 31, 2007, compared with $40,305,697 for the year ended March 31, 2006, representing approximately 48.0% and 33.7% of voice services revenues and consolidated revenues, respectively, for the current year. CloseCall revenues included in our consolidated results were $24,469,280 for the year ended March 31, 2007, compared with $27,029,379 for the year ended March 31, 2006 representing approximately 39.1% and 27.5 % of voice services revenues and consolidated revenues, respectively, for the current year.

Cost of services is comprised primarily of telecommunications charges, including data transmission and database access, leased digital capacity charges, circuit installation charges, and activation charges. The costs of database access, circuits, installation charges and activation charges are based on fixed fee and/or measured services contracts with local exchange carriers, inter-exchange carriers and data services providers. Salaries, equipment maintenance, and other costs related to the ongoing operation of our network facilities are included in operating expenses. Depreciation expense on our network equipment is excluded from our cost of services and is included in depreciation and amortization expense in our consolidated statements of operations. Our other operating expenses also include costs related to sales, marketing, administrative and management personnel; outside legal, accounting and consulting services; advertising and occupancy expenses; and other costs of being a publicly traded company, including legal and audit fees, insurance premiums and board of director fees.

Management Challenges

During the fourth quarter of the current year, the efforts of executive management were focused substantially on initiatives to raise cash so that business operations could be sustained. The current status of those initiatives is described above. In the meantime, we also continued to concentrate on the business development and network deployment activities of the wireless network business, the integration of the business acquired from TCS into CloseCall, and the consolidation and integration of the Internet services businesses.

Our acquisition strategy of the last three years has been executed, in part, with the objective of establishing a viable telecommunications company with sufficient credibility to be considered for selection by cities for the deployment, ownership and management of broadband wireless networks. The effectiveness of our business plan execution was initially confirmed by the selection by Tempe, Arizona, of Kite Networks (formerly NeoReach Wireless) for its network. Subsequently, we were selected by several other cities for the deployment, ownership, and management of such networks, and we have substantially completed city-wide wireless networks deployments in Farmers’ Branch, Texas, and Longmont, Colorado.

The ramp-up time from selection to the completion of deployment can exceed six months. As a result, we incur significant costs related to each deployment before any significant revenues are expected. Generally, the addition of wireless network subscribers has occurred more slowly than expected. As a result, we have realized that it may take up to 18 months or more for deployed networks to achieve positive cash flows. There can be no assurance that any deployment will achieve positive cash flow. Although this business contributed revenues of $301,043 in the current year (revenues were insignificant in the prior year), operating costs for Kite Networks were approximately $4,782,000 and $1,960,000 in the fiscal years ended March 31, 2007 and 2006, respectively. The capital equipment costs for the completed networks in Tempe, Arizona; Farmers’ Branch, Texas; Longmont, Colorado, and other scheduled deployments have totaled approximately $12,728,000 through March 31, 2007. The transmission equipment being installed by us incorporates certain new technologies that are largely untested in these types of networks. Should functionality prove to be ineffective, we may be required to make additional expenditures to upgrade or replace equipment that has already been installed. To date, the cash needs of this business have been substantially funded through borrowings by Mobilepro Corp. from Cornell Capital under a variety of debt instruments and over $5 million in equipment lease financing. Kite Networks has also been provided extended payment terms by certain significant equipment suppliers. At March 31, 2007, the accounts payable of Kite Networks included an amount (approximately $1,570,000 owed to the supplier of equipment that was deployed in Longmont) that was overdue. However, we do not believe that sufficient funds will be available from these existing sources for Kite Networks to effectively continue the execution of its current business plan. As a result, we commenced the search for capital as described above during the fourth quarter of the current year.

The business of Kite Broadband is experiencing declining revenues. Revenues for the most recent quarter were approximately $2,533,000 representing a 25.2% decline over the last 18 months. Costs of sales consist substantially of payments due Sprint for network services, and they are mostly fixed. Although a substantial portion of the management cost of this business is now borne by Kite Networks, the declining revenues and the fixed costs of the services provided by Sprint have adversely affected the cash flows of this business. With Sprint’s consent, Kite Broadband has deferred the payment of certain costs incurred in the fourth quarter while discussions are conducted relating to an amendment to the master services agreement with Sprint covering this arrangement. However, Kite Networks is overdue on the payment of certain costs more recently incurred, and there can be no assurance that an amendment will be negotiated with Sprint on terms that provide 1) sufficient cost relief for Kite Broadband to continue operations with improved cash flows and 2) a basis for it to exercise its option to acquire the existing customers from Sprint.

Many of the other companies that we have acquired are experiencing declining revenues. For example, over 80% of the customers of our Internet services business are subscribers to dial-up service. The revenues of this business segment have declined from a level of approximately $4,535,000 for the three months ended December 31, 2005 to approximately $3,349,000 for the three months ended March 31, 2007, a decline of approximately 26.2%. Likewise, the pay telephone business is declining due primarily to the public’s increasing usage of competitive technologies. Revenues for Davel for the quarter ended March 31, 2007 were approximately $6,037,000 compared with revenues of approximately $8,023,000 for the corresponding quarter of the prior year, a decline of 24.8%.

The declining revenues of these businesses, without proportional decreases in the costs of such services, and the operating costs of Kite Networks discussed above are the major causes of our operating losses and unfavorable cash flows from operations. As a result and as discussed above, we are engaged in various stages of negotiation with parties who have expressed interest in acquiring certain portions of our business.

In January 2007, we announced the acquisition of over 7,000 cellular subscriber contracts for CloseCall that provides an increase to CloseCall’s cellular telephone customer base and a base of subscribers using the popular RIM Blackberry™ products. We expect this transaction to immediately add over $5 million to the annual revenues of CloseCall. We have integrated this business into the operations of CloseCall without significant increase in operating expenses. However, we were required to provide additional letters of credit (secured by pledged certificates of deposit) to Verizon in the total amount of $700,000. Further, as the acquired arrangements are currently structured, the current profit contribution of this subscriber base is small. We expect to benefit from an improvement in the profitability of this business in the first quarter as we move existing subscriber services to the appropriate carrier service plans.

In order to improve the profitability of our Internet and voice services businesses, last year we began a project to consolidate these operations that was substantially completed during fiscal 2007. In connection with this project, we recorded a restructuring charge of $825,703 in the fiscal year ended March 31, 2006, and additional charges of $97,871 in the current year, with the charges relating to employee terminations, fixed asset disposals and leased facilities. If additional employee terminations occur, we may record additional charges for restructuring costs in the future. These amounts have not yet been determined.

As described in Note 4 to the Consolidated Financial Statements, we recorded impairment charges totaling $27,275,987 for the year ended March 31, 2007 related to the goodwill of the Internet service provider and wireless networks businesses and certain fixed and intangible assets of Davel.

During the three months ended December 31, 2005, both the Internet service provider segment and the voice services segment incurred operating losses that were not expected. As a result, we reviewed the carrying values of the assets of these segments and determined that adjustments for goodwill impairment were appropriate. We recorded impairment charges totaling $4,446,544, including $2,627,634 related to the Internet service provider companies and $1,818,910 related to Affinity. We experienced a significant and steady loss of Affinity customers, and Affinity incurred bad debt losses at a greater rate than in our other CLEC companies. The negative customer churn of dial-up Internet access customers has exceeded our expectations, contributing to the net losses incurred by this segment. The excessive negative customer churn continued into the current year. As a result, we recorded additional impairment charges related to the Internet service provider companies totaling $6,474,889 in the fiscal year ended March 31, 2007. If the negative subscriber churn continues to occur at rates exceeding our expectations, we will record additional impairment charges in future periods. Future assessments of the fair values of these businesses could identify material impairment losses resulting in substantial additional write-offs of goodwill. Such adjustments could have material adverse non-cash effects on our results of operations and our financial position.

In addition, due to our plans to terminate service to over 4,500 low-revenue payphones in the first quarter of fiscal year 2008, we recorded an asset impairment charge of $1,573,795 related to certain payphone fixed asset and location contract costs.

Finally, despite the value suggested by our financial model, we concluded that the carrying value of our municipal wireless business as reflected in our consolidated financial statements was overstated. As a result, we recorded an impairment charge of $13,759,088 at March 31, 2007, thereby writing-off the entire amount of the goodwill associated with this business and the carrying value of certain deployed wireless network equipment. We also recorded an impairment charge of $5,468,215 related to certain intangible assets of Kite Broadband.

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

During the prior year, because the $100 million SEDA with Cornell Capital was providing equity financing to us, we began to amortize deferred financing costs related to the SEDA to additional paid-in-capital and we began to charge this account for the additional fees paid to Cornell Capital and other financial advisors in connection with making draws under the SEDA.

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

SFAS 123R requires that the compensation cost relating to share-based payment transactions be recorded in financial statements. For each transaction, compensation cost is to be measured based on the fair value of the equity or liability instrument issued. The pro forma disclosures previously permitted under SFAS 123 in prior years no longer will be an alternative to financial statement recognition of compensation expense. We have adopted SFAS 123R in the current year and recorded compensation expense in the amount of $1,623,714 that is included in the consolidated statement of operations for the fiscal year ended March 31, 2007. If we had recorded stock compensation expense in prior years determined under the fair value method provided in FAS 123, such charges would have been approximately $5,467,000 and $1,652,000 for the fiscal years ended March 31, 2006 and 2005, respectively.

Results of Operations and Financial Condition

We realize that effective analysis of our operations with an approach of comparing results for a current period with the results of a corresponding prior period may be difficult due to the number of acquisitions that we have completed and the significant number of shares of our common stock that we have issued to Cornell Capital and the former owners of acquired companies. In order to analyze ourselves, we focus not only on achieving increasing amounts of net income and EBITDA, but emphasize the change of net income (loss) per share.

The Fiscal Years Ended March 31, 2007 and 2006

Total Revenues

Our consolidated revenues decreased from $99,013,467 in the year ended March 31, 2006 to $89,089,328 in the fiscal year ended March 31, 2007, a decrease of 10.0%. Since April 1, 2004, we have completed 20 acquisition transactions that together have provided significant revenues to us in all three operating segments. The most significant portions of our revenues are provided by our CloseCall and Davel subsidiaries that were acquired in October 2004 and November 2004, respectively. Revenues for these companies were included in our consolidated results of operations from the acquisition dates. The revenues of CloseCall were increased with the acquisition of subscriber contracts from TCS in January 2007; revenues related to this new business were approximately $2,232,000 in the current year. Major acquisitions in the prior year included AFN, acquired on June 30, 2005, and InReach, acquired on November 1, 2005. We obtained a 51% ownership interest in Kite Broadband in June 2005; this entity commenced operations on July 1, 2005. In January 2006 we subsequently acquired the remaining 49% of Kite Broadband and 100% interest in Kite Networks. The revenues of these entities were included in our consolidated results of operations from those dates.

Company	2007	2006	Change
Davel	$30,028,114	$40,305,697	$(10,277,583)
CloseCall (includes TCS contracts and Affinity)	24,469,280	27,029,378	(2,560,098)
Kite Broadband	11,198,478	9,687,560	1,510,918
DFW (Nationwide)	10,424,855	14,660,523	(4,235,668)
AFN (includes US1)	8,061,675	5,021,378	3,040,297
InReach	4,605,778	2,279,990	2,325,788
Kite Networks	301,043	28,941	272,102
ProGames Network	105	-	105
Total Revenues	$89,089,328	$99,013,467	$(9,924,139)

Revenues by Segment

Voice Services. We deliver voice communications services to end users on a retail basis principally though this business segment which consists of Davel, CloseCall and AFN. This group derives most of its operating revenues from recurring monthly charges, usage fees, coin revenue and “dial-around” revenues (intercarrier compensation paid to us by the providers of 800 and other toll-free numbers at the rate of 49.4 cents per call) that are generated by our communications services. Revenues from this business for the year ended March 31, 2007 were $62,559,069, representing approximately 70.2% of consolidated revenues. The revenues of this segment were $72,356,453 last year, representing approximately 73.1% of consolidated revenues. The revenues declined despite the addition of revenues provided by the acquired TCS subscriber contracts and the inclusion of AFN revenues for an entire year, primarily due to the significant drop in Davel revenues between years.

The proliferation of cell phone use by consumers has caused a continuous reduction in the use of payphones. As a result, the revenues of Davel continue to decline. As presented above, the revenues for Davel for the year ended March 31, 2007 were $30,028,114 compared with revenues of approximately $40,305,697 for the prior year, a decline of approximately 25.5% between years. In addition, the location of a significant number of payphones in areas of the country that are subject to severe winter weather contributes to the seasonality of this business. In attempts to sustain profitability, we have reduced the number of payphones by removing those phones receiving minimal use and thereby eliminating the costs to support and to maintain those phones. For example, Davel had an average of 31,049 payphones in operation during the year ended March 31, 2007, compared with an average of 36,403 payphones in operation during the year ended March 31, 2006, a decline of approximately 14.7%. Despite these efforts, the average monthly revenues per average payphone for the fiscal years ended March 31, 2007 and 2006 were $80.59 and $92.27, respectively, representing a decline of 12.7% between years. The following chart presents the revenues of Davel by quarter for the current and prior fiscal years, and the decrease in revenues for each quarterly period between years.

Fiscal Quarter	2007	2006	Decrease

First	$8,197,498	$11,138,906	$(2,941,408)
Second	8,564,757	11,059,855	(2,495,098)
Third	7,228,699	10,084,268	(2,855,569)
Fourth	6,037,160	8,022,668	(1,985,508)
Total Davel Revenues	$30,028,114	$40,305,697	$(10,277,583)

The declining revenues and deteriorating gross margins of the Davel business caused its EBITDA contribution to turn to a loss in the current year despite the placement of this business under the direction of the AFN management team and our leveraging of the finance, accounting, legal and administrative resources at Davel with corporate responsibilities. The calculation of Davel’s negative EBITDA for the current year is presented below.

For the Year Ended March 31, 2007

Net Loss (before inter-company fees)	$(6,206,156)
Inter-company management fees, net	921,000
Add non-EBITDA items included in net results:
Depreciation and amortization	3,116,956
Interest income, net	(83,157)
Asset impairment charges	1,573,795
Adjusted EBITDA loss for Davel	$(677,562)

The local and long distance service revenues of CloseCall are being negatively affected by a continued decline in rates and competitive pressures to bundle services together and to provide long distance minutes of use within local service product offerings. Our existing base of business of long distance minutes is also subject to increasing competition from both VoIP and competing wireless service offerings. As a result, the business of CloseCall declined in the year, experiencing a reduction in revenues of approximately 17.7% compared with the prior year before considering the favorable impact of the new revenues provided by the business acquired from TCS. In order to reduce the amount of net negative customer churn, we are increasing the promotion of our brand and our bundled service offerings. In addition, we plan to reduce the net negative churn in customers by better focusing our advertising and promotional activities and by continuing to emphasize superior customer service.

In January 2007, we announced the acquisition of over 7,000 cellular subscriber contracts for CloseCall that provided an increase to CloseCall’s cellular telephone customer base and a base of subscribers using the popular RIM Blackberry™ products. We expected this transaction to add over $5 million to the annual revenues of CloseCall. The actual results in the fourth quarter exceeded our expectations as revenues were approximately $2,232,000, providing a consecutive quarter increase in the revenues of CloseCall of approximately $2,046,000, or 38.5%.

The business of AFN has grown between years by approximately 20.5% on an annualized basis. Revenues (excluding inter-company sales of approximately $2,579,000 and 1,970,494, respectively) were $8,061,675 for the current year, or 9.0% of consolidated revenues, compared with revenues for the prior-year year (9 months) of $5,021,378, or 5.1% of consolidated revenues. The increase in revenues is attributable primarily to increased volumes with its business customers.

Internet Services. We deliver Internet access to end users on a retail basis principally though this business segment. Revenues from Internet services for the current year ended March 31, 2007 were $15,030,633, representing approximately 16.9% of consolidated revenues. We reported Internet service revenues of $16,940,513 for the prior year, which represented approximately 17.1% of consolidated revenues. The loss of customers by this business, that includes mostly dial-up Internet access subscribers, has exceeded our expectations, contributing to the goodwill impairment losses recorded in the current and prior years. In order to attempt to slow the loss of revenues, we have focused on the retention of existing subscribers through improvements in the quality and reliability of the Internet service offerings and customer support. We have also consolidated the management of this entire business under the direction of the former management team of InReach Internet, providing this business with effective leadership.

Wireless Networks. The revenues of this operating segment principally relate to Kite Broadband. As presented above, its revenues for the current year were $11,198,478, representing 12.6% of consolidated revenues compared with revenues of $9,687,560 for the prior year (9 months). On an annualized basis, this business has declined by approximately 13.3% between fiscal years as subscribers switch to alternative Internet access services. Revenues of the municipal wireless network business of Kite Networks were $301,043 for the fiscal year ended March 31, 2007 as the municipal wireless networks deployed in Tempe, Farmers’ Branch and Longmont were activated in the current year. The revenues earned by Kite Networks in the prior year were insignificant.

Corporate. From time to time, the corporate segment generates miscellaneous revenues. No such revenues were generated by this segment in the current year.

Operating Costs and Expenses

Total operating costs and expenses for the fiscal years ended March 31, 2007 and 2006, were $132,247,292 and $106,238,075, respectively. Excluding cost of services, such costs were $80,399,233 and $57,155,831, respectively. Further, excluding depreciation, amortization, stock compensation, litigation costs and charges relating to goodwill impairment and restructuring, such operating expenses were $45,239,298 and $46,495,842, respectively, representing approximately 50.8% and 47.0% of consolidated revenues for the respective periods. However, the expenses for the current year include a full year’s amount of costs for companies acquired in the prior year. In fact, these operating expenses have been reduced due primarily to our restructuring activities that have reduced compensation, occupancy costs and other related general and administrative costs. Such expenses were approximately $10,782,000 in the fourth quarter of the current fiscal year compared with total expenses of approximately $12,322,000 in the corresponding period of the prior year, a reduction of 12.5%. Such expenses totaled approximately $10,954,000 for the quarter ended December 31, 2006. The current year operating expenses include the operating costs being incurred to start-up the municipal wireless network business and to support the deployed networks. Total expenses for the current year included approximately $4,792,000 in such operating expenses for Kite Networks compared with approximately $2,368,000 in the prior year.

Depreciation and amortization expenses were $5,976,395 and $4,310,742 for the fiscal years ended March 31, 2007 and 2006, respectively. The increase between years is due primarily to current year depreciation on municipal wireless network equipment in the amount of $1,095,977; such depreciation was insignificant in the prior year.

Costs of services were $51,848,059 and $49,082,244, respectively, for the fiscal years ended March 31, 2007 and 2006, an increase of approximately 5.6% between fiscal years. These costs, expressed as a percentage of revenues for the corresponding periods, were 58.2% and 49.6%, respectively, for the current and prior years, representing a 17.3% unfavorable increase in the percentage. This deterioration occurred across all lines of our business. A substantial portion of these costs are incurred pursuant to carrier term-contracts with fixed or minimum monthly fees. We have been unable to reduce these costs to keep pace with the declining revenues.

As discussed above, included in current year operating costs and expenses were FAS 123R stock compensation costs of $1,623,714, and charges related to asset impairment and restructuring in the amounts of $27,275,987 and $283,839, respectively. Such charges were $4,446,544 and $825,703 in the prior year, respectively.

Interest and Other Expense

Interest and other expense, net, was $2,330,723 for the year ended March 31, 2007 compared with $2,838,394 in the prior year. Current year interest expense relates primarily to the series of convertible debentures issued to Cornell Capital including interest accrued at the stated rates, the amortization of debt discount amounts recorded at the dates of issuance, and the value of discounts provided to Cornell Capital in connection with our payment of debenture principal and interest with shares of our common stock. The convertible debentures bear interest at an annual stated rate of 7.75%. The balance of notes payable to Cornell Capital at March 31, 2006 was $3,600,000; this amount was retired in the first quarter of the current year. The notes payable to Cornell Capital bore interest at annual rates ranging from 8% to 12%. In addition, the SEDA arrangement expired in the first quarter of the current fiscal year without renewal. The current year amount also includes a $300,000 gain provided upon the sale of certain wireless antenna technology in the fourth quarter. The prior year amount includes interest expense related to the retired Airlie bridge loan in the amount of $381,225. The major components of net interest and other expense for fiscal years 2007 and 2006 are presented in the following schedule.

Type of Debt	2007	2006

Convertible debentures (at stated rates)	$1,332,439	1,045,295
Convertible debentures (debt discount amortization)	893,322	348,443
Convertible debentures (stock issuance discounts)	367,443	-
SEDA draw discounts	137,795	410,016
Notes payable to Cornell Capital	25,074	705,396
Other, net	(425,350)	329,244
Interest and Other Expense, net	$2,330,723	$2,838,394

Net Loss

We reported a net loss of $45,898,288 for the year ended March 31, 2007, or $0.0760 per share, compared with a net loss of $10,176,407, or $0.0248 per share, for the prior year. The charges for asset impairment, restructuring costs and stock compensation required by FAS 123R that were recorded in the current year totaled $29,183,540, or $0.0483 per share. Comparable costs in the prior year totaled $6,349,247, or $0.0154 per share. The voice services business segment reported a net loss of $5,453,269 for the current year, including an asset impairment charge of $1,573,795. Despite the inclusion of charges for goodwill impairment charge in the amount of $1,818,910 and the settlement of various claims in the amount of $1,077,000, the voice services segment reported net income of $612,820 for the prior year. Due substantially to goodwill impairment charges related to the Internet services segment and the restructuring charge (totaling $6,572,760), the Internet services segment incurred a net loss for the current year of $7,387,551. The net loss of this segment in the current year before these charges was $814,791; the net income of this segment in the prior year before these charges was $246,006. Due primarily to the operating expenses incurred by the municipal wireless network business, the wireless networks segment incurred net losses for the current and prior years of $5,846,226 (before the asset impairment charges of $19,227,303) and $2,265,645, respectively. Corporate expenses were $7,984,044 and $5,316,250 in fiscal years 2007 and 2006, respectively. The $2,667,794 increase between years was due primarily to the FAS 123R stock compensation expense in the amount of $1,623,714, the inclusion of operating expenses related to ProGames Network in the amount of $428,438 and an increase in interest expense incurred by Mobilepro Corp.

Adjusted EBITDA Presentation

EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, and in the case of Adjusted EBITDA, before goodwill impairment, litigation settlement and restructuring charges. Adjusted EBITDA is not a measurement of financial performance under GAAP. However, we have included data with respect to adjusted EBITDA because we evaluate and project the performance of our business using several measures, including adjusted EBITDA. The computations of adjusted EBITDA for the years ended March 31, 2007 and 2006 were as follows.

	2007	2006

Net loss	$(45,898,288)	$(10,176,407)
Add non-EBITDA items included in net results:
Depreciation and amortization	5,976,395	4,310,742
Interest and other expense, net	2,330,723	2,838,394
Loss on extinguishment of debt	409,601	-
Stock compensation	1,623,714	-
Asset impairment, litigation settlement and restructuring charges	27,559,826	6,349,247
Adjusted EBITDA (loss)	$(7,998,029)	$3,321,976

We consider adjusted EBITDA to be an important supplemental indicator of our operating performance, particularly as compared to the operating performance of our competitors, because this measure eliminates many differences among companies in financial, capitalization and tax structures, capital investment cycles and ages of related assets, as well as certain recurring non-cash and non-operating items. We believe that consideration of adjusted EBITDA should be supplemental, because adjusted EBITDA has limitations as an analytical financial measure. These limitations include the following: adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments; adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements; adjusted EBITDA does not reflect the effect of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and not all of the companies in our industry may calculate adjusted EBITDA in the same manner in which we calculate adjusted EBITDA, which limits its usefulness as a comparative measure.

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

The Fiscal Years Ended March 31, 2006 and 2005

Total Revenues

We achieved consolidated revenues of $99,013,467 in the year ended March 31, 2006 compared with revenues of $46,508,144 in the prior fiscal year. The most significant portions of our revenues were provided by our CloseCall and Davel subsidiaries that were acquired in October 2004 and November 2004, respectively. Revenues for these companies were included in our consolidated results of operations from the acquisition dates. In addition, major acquisitions in the fiscal year ended March 31, 2006 included AFN, acquired on June 30, 2005, and InReach, acquired on November 1, 2005. We obtained a 51% ownership interest in Kite Broadband in June 2005; this entity commenced operations on July 1, 2005. In January 2006 we subsequently acquired the remaining 49% of Kite Broadband and 100% interest in Kite Networks. The revenues of these entities were included in our consolidated results of operations from those dates. Accordingly, the amounts of revenues included in our consolidated revenues for the years ended March 31, 2006 and 2005 were as follows for Davel, CloseCall, Kite Broadband, AFN, and InReach.

Acquired Company	2006	2005	Increase

Davel	$40,305,697	$17,461,532	$22,844,165
CloseCall (includes Affinity)	27,029,379	14,547,552	12,481,827
Kite Broadband	9,669,091	-	9,669,091
AFN	6,229,981	-	6,229,981
InReach	2,279,990	-	2,279,990
Total Revenues	$85,514,138	$32,009,084	$53,505,054

Revenues by Segment

Voice Services. Revenues from our voice services for the year ended March 31, 2006 were $72,356,453, representing approximately 73.1% of consolidated revenues. The revenues of this segment were $32,009,084 in the prior year, representing approximately 68.8% of consolidated revenues. The fiscal year 2006 revenues were attributable primarily to CloseCall, Davel, and AFN, all of which were acquired subsequent to the prior year’s second quarter.

The proliferation of cell phone use by consumers caused a continuous reduction in the use of payphones. As a result, the revenues of Davel continued to decline. As stated above, the revenues for Davel for the year ended March 31, 2006 were $40,305,697 compared with revenues of approximately $55,091,000 for the prior year (including that portion before our acquisition), a decline of approximately 26.8% between years. We reduced the number of payphones by removing those phones receiving minimal use and thereby eliminating the costs to support and maintain those phones. Davel had an average of 36,403 payphones in operation during the year ended March 31, 2006, compared with an average of 41,202 payphones in operation during the year ended March 31, 2005, a decline of approximately 11.6%. However, the average monthly revenues per average payphone for the fiscal years ended March 31, 2006 and 2005 were $92.27 and $111.47, respectively, representing a decline of 17.2% between years. The following chart presents the revenues of Davel by quarter for fiscal years 2006 and 2005, and the decrease in revenues for each quarterly period between years.

Fiscal Quarter	2006	2005	Decrease

First	$11,138,906	$14,137,713	$(2,998,807)
Second	11,059,855	14,586,122	(3,526,267)
Third	10,084,268	15,283,842	(5,199,574)
Fourth	8,022,668	11,083,788	(3,061,120)
Total Davel Revenues	$40,305,697	$55,091,465	$(14,785,768)

Nonetheless, Davel made a positive EBITDA contribution to the consolidated results of operations, computed as follows for fiscal 2006, and generated cash averaging approximately $300,000 per quarter during fiscal 2006.

For the Year Ended March 31, 2006

Net income (before inter-company fees)	$860,502
Add non-EBITDA items included in net results:
Depreciation and amortization	2,830,662
Interest expense, net	-
Goodwill impairment and restructuring costs	-
Adjusted EBITDA for Davel	$3,891,164

Our local and long distance service revenues were negatively affected by a continued decline in rates and competitive pressures to bundle services together and long distance minutes of use within local service product offerings. Our existing base of business of long distance minutes was also subject to increasing competition from both VoIP and competing wireless service offerings. As a result, the business of CloseCall declined during fiscal 2006, experiencing a reduction in monthly revenues of approximately 8%. The operations of CloseCall were profitable for the year, and its adjusted EBITDA contribution was approximately 7% of revenues.

Internet Services. Revenues from Internet services for the fiscal year ended March 31, 2006 were $16,940,513, representing approximately 17% of consolidated revenues and including $2,279,990 in revenues attributable to InReach. We reported Internet service revenues of $13,884,060 for the prior year. The fiscal year 2006 results included a full quarter of operating results for each of the eight data services companies acquired during the fiscal year ended March 31, 2005. As stated above, the loss of customers by this business, that includes mostly dial-up Internet access subscribers, exceeded our expectations, contributing to the goodwill impairment losses recorded in the fiscal year 2006.

Wireless Networks. The revenues of this operating segment principally related to Kite Broadband. As indicated above, its revenues for fiscal year 2006 were $9,669,091, representing 9.8% of consolidated revenues. This revenue relates to nine months of operations as Kite Broadband commenced its business on July 1, 2005. To date, the revenues earned by Kite Networks were insignificant. This segment did not generate any revenues for the fiscal year ended March 31, 2005.

Corporate. From time to time, the corporate segment generates miscellaneous revenues. No such revenues were generated by this segment in fiscal year 2006. Corporate revenues for the year ended March 31, 2005 included $450,000 in management consulting revenues. Consideration for the services was received in the form of common stock of two companies as discussed below.

In June 2004, we entered into a Business Development Agreement with Solution Technology International, Inc. (“STI”), a Frederick, Maryland-based software company, whereby we provided financial to STI in exchange for a non-affiliate equity interest in STI. We believed that a strategic relationship with STI would be valuable to us since STI had contacts with insurance companies that could be potential purchasers of our various services. We valued this ownership at $150,000 and recorded revenues of this amount in the prior year.

In August 2004, we signed a Business Development Agreement with Texas Prototypes, Inc. (“Texas Prototypes”), an electronic prototype manufacturing company, to jointly pursue a working relationship covering a number of potential technology projects and business development initiatives. We saw a potential fit between their chip prototype business and our ZigBee chip development project. We received a non-affiliate equity interest in Texas Prototypes as consideration for services under the agreement. We valued this ownership at $300,000 and recorded revenues of this amount in the prior year.

Operating Costs and Expenses

Total operating costs and expenses for the year ended March 31, 2006, including depreciation and amortization, were $106,238,075, including charges for goodwill impairment, the settlement of various legal claims and restructuring costs of $4,446,544, $1,077,000 and $825,703, respectively. Excluding these charges, total operating costs and expenses represented approximately 101% of consolidated revenues for the year ended March 31, 2006. Operating costs and expenses for the year ended March 31, 2005 were $50,029,303, or 108% of consolidated revenues. Operating costs and expenses increased significantly between years, but decreased as a percentage of consolidated revenues, as we acquired companies, increasing the size of our business and leveraging the corporate-level functions, and began to combine operations.

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

Compensation expenses, professional fees paid to attorneys, accountants and other advisors, and other general and administrative expenses comprise a major portion of operating costs and expenses. The total amount of such expenses increased by $16,094,160, from $22,248,626 in the prior year to $38,342,786 in fiscal year 2006. However, such expenses, expressed as a percentage of corresponding consolidated revenues, declined from 47.8% in the prior year to 38.7% in fiscal year 2006. The percentage decline between years was due primarily to a significant reduction in professional fees and corporate bonuses. Primarily due to the full year effect of the acquisitions, advertising and marketing expenses; office rent and expenses; and depreciation and amortization expenses increased in fiscal year 2006 by 91%, 228% and 109% from the prior year amounts. The fiscal year 2006 depreciation and amortization expense of $4,310,742 included approximately $497,000 in amortization of the intangible asset recorded in the accounts of Kite Broadband in connection with the Sprint agreement (see Note 6 to the Consolidated Financial Statements).

The operating expenses for the fiscal year ended March 31, 2006 included the operating costs being incurred to start-up the municipal wireless network business and to support the deployment of the Tempe and other networks. Total operating costs for fiscal year 2006 included $1,960,256 in operating expenses of Kite Networks. There were no such costs in the corresponding prior year. Spending by Kite Networks was accelerated in fiscal year 2006 as we saw increased interest in municipal wireless projects, as indicated by the number of municipalities issuing requests for proposals. This activity and our own success in being selected for such projects convinced us to increase the pace of our investment in this business. In order to respond to the growing number of opportunities, we increased staff in this group and expanded our business development activities resulting in increased compensation costs, tradeshow attendance costs, and other travel expenses.

As discussed above, included in fiscal year 2006 operating costs and expenses were charges related to goodwill impairment and restructuring in the amounts of $4,446,544 and $825,703, respectively. No such charges were recorded in the prior year.

Subsequent to March 31, 2006, we settled several claims against us, including a lawsuit attempting to recover in excess of $1.0 million filed by Verizon. Consequently, we recorded the aggregate loss represented by these settlements in the amount of $1,077,000 in the period ended March 31, 2006.

Operating expenses for fiscal year 2006 were higher than we had planned at the beginning of the fiscal year, with the unfavorable variance occurring substantially in the voice services segment. In retrospect, our assumptions regarding cost reductions at Davel, in light of anticipated revenue declines, were too aggressive. Of course, additional operating expenses were incurred by the companies added during fiscal year 2006, particularly AFN, InReach, and Kite Broadband. Operating expenses for fiscal year 2006 (before the effects of these acquisitions) for corporate, the Internet services segment and wireless networks were close to plan. The cost of services for fiscal year 2006 (before depreciation and amortization), expressed as a percentage of consolidated revenues, were within expectations.

Interest and Other Expense

Interest and other expense, net, was $2,838,394 for the year ended March 31, 2006 compared with $1,838,563 in the prior year. During the prior year, we closed two significant acquisitions resulting in a significant increase in borrowings from Cornell Capital and Airlie. Most significantly, the purchase consideration for the acquisition of Davel in November 2004 included $14 million cash. These funds were provided by the proceeds of the acquisition bridge loan from Airlie. We used funds borrowed from Cornell Capital to provide the $8 million cash portion of the CloseCall purchase consideration, to fund other acquisitions and to provide working capital. Since then, a significant amount of Cornell Capital borrowings have been retired. The balance of notes payable to Cornell Capital at March 31, 2006 was $3,600,000; this amount was retired subsequent to March 31, 2006. The proceeds provided by this debenture allowed us to retire the Airlie bridge loan in May 2005. The Airlie bridge loan bore interest at an annual rate of 23%. The convertible debenture bears interest at an annual stated rate of 7.75%. The notes payable to Cornell Capital bore interest at annual rates ranging from 8% to 12%. The major components of net interest and other expense for fiscal years 2006 and 2005 are presented in the following schedule.

Type of Debt	2006	2005

Notes payable to Cornell Capital	$705,396	$310,060
SEDA draw discounts	410,016	375,150
Convertible debenture (including discount amortization of $348,443)	1,393,738	—
Airlie bridge loan	381,225	1,144,186
Other, net	(51,981)	9,167
Interest and Other Expense, net	$2,838,394	$1,838,563

Net Loss

We reported a net loss of $10,176,407 for the year ended March 31, 2006, or $0.0248 per share, compared with a net loss of $5,359,722, or $0.0185 per share, for the prior year. The charges for asset impairment, the settlement of claims and restructuring costs that were recorded in the fiscal year 2006 totaled $6,349,247, or $0.0154 per share. Due to the portion of the impairment charge related to the Internet services segment and the restructuring charge (totaling $3,453,338), the Internet services segment incurred a net loss for fiscal year 2006 of $3,207,332. The net income of this segment in fiscal year 2006 before these charges was $246,006; net income in the prior year was $349,135. Despite the inclusion of charges for goodwill impairment charge in the amount of $1,818,910 and the settlement of various claims in the amount of $1,077,000, the voice services segment reported net income of $612,820 for fiscal year 2006. This segment incurred a net loss of $1,521,830 in the prior year. Due primarily to the operating expenses incurred by the municipal wireless network business, the wireless networks segment incurred a net loss for fiscal year 2006 of $2,265,645. Corporate expenses were $5,316,250 and $3,174,536 in fiscal years 2006 and 2005, respectively. The increase between years was due primarily to the increased interest expense in fiscal year 2006 and the increased compensation expense related to additional personnel hired at Corporate including the general counsel, the corporate controller, and an executive vice president. Corporate expenses in the prior year included amortization expense of approximately $733,333 related to SEDA deferred financing fees. We have charged current year amortization to additional paid-in capital.

Adjusted EBITDA Presentation

The computations of adjusted EBITDA for the years ended March 31, 2006 and 2005 were as follows.

	2006	2005

Net loss	$(10,176,407)	$(5,359,722)
Add non-EBITDA items included in net results:
Depreciation and amortization	4,310,742	2,067,213
Interest expense, net	2,838,394	1,838,563
Goodwill impairment, litigation settlement and restructuring charges	6,349,247	—
Adjusted EBITDA	$3,321,976	$(1,453,946)

Regulatory Impact on Revenues

See the “Government Regulation” section of Item 1, Description of Business, for a discussion of the regulations to which our businesses are subject. These regulations could have a material impact on our revenues and costs of operations.

Liquidity and Capital Resources

During the fiscal year ended March 31, 2007, our balance of unrestricted cash and cash equivalents decreased by $1,967,037 to $3,430,844.

Net cash used in operations during the fiscal year ended March 31, 2007 was $6,558,708, reflecting the funding of operating losses incurred by the Company during the current year. This amount was net of a $2,932,582 reduction in the balance of accounts receivable during the current year that was primarily due to a reduction in revenues. Nonetheless, based on revenues for the respective preceding quarters, we reduced days sales in receivables to 36.9 days at March 31, 2007 from 39.8 days at March 31, 2006. The amount of restricted cash used to secure letters of credit issued primarily to carriers increased by $758,035. The changes in the other working capital accounts provided net cash of $128,523. Non-cash charges for the fiscal year ended March 31, 2007 totaled $37,036,510, including asset impairment charges of $27,275,987, depreciation and amortization of $5,976,395, stock compensation of $1,623,714, non-cash interest expense of $1,398,556, the loss on debt extinguishment of $409,601 and restructuring charges of $283,839. Net cash used in operations during the fiscal year ended March 31, 2006 was $2,858,889; non-cash charges for the fiscal year ended March 31, 2006 totaled $10,480,978.

We used net cash of $4,369,694 in connection with investing activities during the current year. Cash used for capital expenditures during the current year totaled $6,514,360 including approximately $5,700,000 related to the deployment of municipal wireless networks. These expenditures were financed, in part, with cash proceeds provided from the sale of certain wireless network equipment in Tempe and Farmers’ Branch in the amount of $3,206,666 (see additional discussion of these sale/leaseback transactions below). We also used cash to purchase restricted certificates of deposit in the total amount of $1,062,000 that were pledged to secure certain equipment leases.

Our financing activities during the current year provided net cash of $8,961,365. Cash provided to us from the sale of common stock, primarily sales to Cornell Capital pursuant to the SEDA, totaled $6,666,917. Net cash proceeds received from the issuance of convertible debentures were $6,495,000. During the current year, we used cash to make payments reducing the balance of notes payable and other debt amounts. The net reduction was $4,200,552 including the payment of the balance of notes payable to Cornell Capital in the amount of $3,600,000 and the payment of principal due under capital network equipment leases of $607,150.

We expect that our future cash flows from operations will not be adequate to meet our anticipated cash needs in the foreseeable future. Most important, we estimate that aggregate capital expenditures of approximately $42 million will be required in order to complete the municipal wireless network deployments contemplated by our current business plan, including approximately $8-$10 million related to full-scale deployments awarded to us to date. In order to support the municipal wireless network business operations and to complete the deployment of these wireless networks, we will need to incur additional debt or issue additional equity. Our expectation for the Company’s revenue-producing businesses has been that they achieve at least an aggregate breakeven cash flow from operations and cover corporate expenses. Notwithstanding our expectation, that did not occur in the fiscal year ended March 31, 2007. A further decline in our revenue-generating businesses will increase our need for cash.

On May 19, 2006, the SEDA expired without renewal. The SEDA was important to the growth of our Company. However, we came to believe that the potential additional issuances of common stock pursuant to the SEDA resulted in an overhang that was depressive to the trading price of our common stock. At the time, we believed that less expensive financing alternatives would be available to us. However, the successful pursuit of alternative sources of capital has been very difficult. Our group of businesses, our history of net losses, our lack of a corporate credit history with significant suppliers and the uncertain payback associated with investments in municipal wireless networks have proven to be significant obstacles to overcome in our search for capital.

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

On August 28, 2006, the Company entered into a financing agreement with Cornell Capital that provided $7.0 million in funding with the proceeds received upon the issuance of a series of secured, convertible debentures. At each closing, the Company issued Cornell Capital a 7.75% secured convertible debenture in the principal amount for that closing, convertible into common stock at $0.174 per share and paid a transaction fee equal to 7% of the proceeds. On August 30, 2006, the first closing provided gross cash proceeds of $2,300,000. During the quarter ended December 31, 2006, additional gross cash proceeds of $3,525,000 were received. Pursuant to the final closing under this agreement, we received gross proceeds of $1,175,000 on February 1, 2007.

Using shares of our common stock registered on Form S-3 in November 2006 and as permitted by the terms of the debentures, the Company made principal and interest payments on the debentures issued to Cornell Capital that totaled $4,880,481 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of shares registered and related to the convertible debentures has been exhausted. Cornell Capital has agreed to delay additional installment payments until early July 2007 when the Company will be obligated to make total weekly principal payments of $375,000 plus accrued interest. Unless additional shares are registered by the Company under the Securities Act of 1933 (the “Securities Act”), shares acquired by Cornell Capital are tradable under Rule 144 of the Securities Act, or shares of the Company’s common stock are otherwise freely tradable by Cornell Capital without restriction, the Company will be required to make these payments in cash.

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

On October 10, 2006, the Company signed a master equipment lease agreement with a different lease financing firm that may provide up to $3 million in lease financing capital for future wireless network equipment purchases. The commitment is available only for equipment manufactured by Cisco Systems. Fifty percent of the commitment is designated for core network infrastructure equipment. The remainder of the commitment is available for transmission equipment purchases and can be used to finance up to 50% of the cost of such purchases. The lease term for each equipment purchase is 24 months. Pursuant to this arrangement and since December 2006, the Company has recorded capital lease transactions covering equipment with a total cost of approximately $1,950,000.

We expect to negotiate future municipal wireless equipment lease financing arrangements with longer terms and/or reduced collateral requirements. We continue to pursue the addition of new lease financing to cover the costs of the access point equipment deployed in Longmont, Colorado, and the future costs of the wireless networks planned for Yuma, Gilbert and Chandler. In the meantime, obtaining flexible payment terms from suppliers is important to our ability to complete deployments. For example, suppliers granted extended payment terms to Kite Networks in connection with the deployments of the equipment in Tempe and Longmont. Negotiations are underway in an attempt to obtain extended payment terms from the likely suppliers of equipment for the Gilbert and Chandler deployments. However, the fact that substantially all of the balance due for the Longmont equipment (approximately $1,569,000) is overdue is adversely affecting the negotiations. The equipment supplier’s position is that payment of this amount must occur before discussions continue. However, we have identified a source of lease financing for this equipment, and we are currently engaged in negotiations in an attempt to structure a transaction that is acceptable to all of the affected parties. Payment of this overdue amount prior to our arranging lease financing or securing funding from some other source would reduce our unrestricted cash balance significantly.

In December 2006, the Company engaged an investment banking firm, BB&T Capital Markets, to assist in evaluating strategic alternatives for the wireless networks business conducted by its Kite Networks and Kite Broadband subsidiaries. As discussed above, growing this business to a size that is profitable and cash-flow positive will require a substantial amount of capital. We do not have the ability to continue to fund the cash needs of this business. However, to date, efforts to secure investment capital for this business or to find a willing buyer have been unsuccessful. Consequently, despite obtaining lease financing during the current year and deferring payments to several large vendors, the Company has not been relieved of the need to help fund the operations of this business.

In March 2007, the Company announced that it had signed a definitive agreement for the merger of ProGames Network, Inc. (“ProGames”), its online gaming subsidiary, with and into Winning Edge International, Inc. Consummation of the transaction was subject to a number of closing conditions including the arrangement of financing that would have sustained the operations of the combined entity. Financing has not been arranged. As a result, the merger agreement was terminated and the Company continues to fund the operating costs of ProGames.

During the fourth quarter of the current year, the Company was also engaged in extensive negotiations with a company that intended to purchase Davel, the Company’s payphone operator. The negotiations did not result in a transaction. As a result, the losses incurred by Davel continue to adversely affect the operating results of the consolidated Company. During the fourth quarter of the current year, Davel commenced negotiations with its largest contractor to amend the terms of its service agreement to reduce certain minimum requirements contained in the agreement. Davel expects that the anticipated amendment will reduce its service and maintenance costs for those phones serviced by the contractor; however, to date, the parties have not yet reduced their agreement to writing. As such, Davel cannot predict the likelihood that its efforts to reduce service and maintenance costs will be successful. Davel is currently in the process of removing low-revenue payphones from the field in order to improve its operating results. However, there can be no assurance that the cost savings will be sufficient for Davel to achieve positive cash flow.

In April 2007, the Company announced that its Board of Directors had decided to explore potential strategic alternatives for the entire Company, and that it had received inquiries from potential buyers regarding the purchase of potions of its business. This initiative has been undertaken with the goals of maximizing the value of the Company’s assets, returning value to the Company’s stockholders and eliminating the Company’s debt, particularly the amounts payable to Cornell Capital under the convertible debentures.

The Company has received letters of interest regarding the acquisition of the CloseCall, AFN and the Internet service provider businesses (the “Wireline Business”), and several of these firms have engaged in due diligence investigation activities. If the expected amount of cash proceeds is received by the Company from the sale of the Wireline Business, the Company expects to retire the Cornell Capital debentures, plus accrued interest in the first half of fiscal year 2008. In May 2007, the Company borrowed $1,100,000 from Cornell Capital under a promissory note in order to help bridge the Company’s cash flow shortfall until a sale of the Wireline Business is completed.

If the Company fails to eliminate the cash requirements represented by the wireless network business, Davel and ProGames, or if a sale of the Wireline Business is not consummated in accordance with expected terms, the Company will not have the ability to continue as a going concern beyond the second quarter of fiscal year 2008 without a significant restructuring of the Cornell Capital debt and a capital cash infusion.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our purchase of certificates of deposit to secure letters of credit and capital leases. In addition, we own common stock issued by two companies, one of which is a publicly-traded security. The carrying value of these investments approximated $450,000 at March 31, 2007. The difference between the total carrying value of these investments and the current market value of the publicly traded securities was not material. Further, we do not use derivative financial instruments in our investments. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure in this item.

Item 8. Financial Statements

SEE THE INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS ON PAGE 76.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of Mobilepro Corp.’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8, of this Form 10-K sets forth the report of Bagell, Josephs, Levine & Company, L.L.C., our independent registered public accounting firm, regarding its audit of Mobilepro Corp.’s internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the report of Bagell, Josephs, Levine & Company, L.L.C. for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CAO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CAO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report, which is set forth below.

The evaluation of our Disclosure Controls included a review of the control’s objectives and design, the company’s implementation of the controls, and their effect on the information generated for the use in this Form 10-K. In the course of the controls evaluation, we reviewed identified data errors, control problems, or acts of fraud, and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. The overall goals of the evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Based on the controls evaluation, our CEO and CAO have concluded that, as of the end of the period covered by this Form 10-K, our Disclosure Controls, were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to Mobilepro Corp. and its consolidated subsidiaries is made known to management, including the CEO and CAO, particularly during the period when our periodic reports are being prepared.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reposting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of March 31, 2007, the end of the fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by both our outsourced internal auditing firm and certain of our own finance and accounting personnel.

Based on our assessment, management has concluded that our internal control over financial reporting was ineffective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles except as described below. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. In addition, on a quarterly basis we will evaluate any changes to our internal control over financial reporting to determine if material changed occurred.

Our independent registered public accounting firm, Bagell, Josephs, Levine & Company L.L.C., audited management’s assessment and independently assessed the effectiveness of the company’s internal control over financial reporting and has issued an attestation report concurring with management’s assessment, which is included in Part II, Item 8, of this Form 10-K.

Material Weaknesses in Internal Controls

Bagell, Josephs, Levine & Company, L.L.C. (“Bagell”) our independent registered public accounting firm, has provided us with an unqualified report on our consolidated financial statements for the fiscal year ended March 31, 2007. However, during the conduct of our assessment of internal control over financial reporting, we identified material weaknesses in the design of certain general controls governing computer processing activities and have advised the audit committee that the following material weaknesses existed at March 31, 2007. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The material weaknesses exist in the design and execution of certain general controls governing computer processing (“I/T”) activities. Most significantly, the management of the customer information database utilized by the customer care and customer billing functions of one of our companies is performed offsite by a subcontracted consultant without proper controls over access to the data or changes to the system. In addition, we do not have processes established to document the control over changes made to certain proprietary information systems that supply transactions amounts. Finally, we do not have the proper processes in place at all subsidiaries for the establishment and maintenance of individual access codes and passwords.

While these material weaknesses did not have an effect on our reported results or result in the restatement of any previously issued financial statements or any other related disclosure, they nevertheless constituted deficiencies in our controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley act of 2002, and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Accounting Officer concluded that, as of March 31, 2007, our controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our internal controls, management believes that there were no material inaccuracies or omissions of material fact in this annual report.

Since the discovery of the material weaknesses in I/T internal controls described above, management is strengthening the Company's oversight over the I/T functions and its attendant controls, procedures, documentation and security beyond what has existed in prior years. Specifically, we have taken, and plan to take, whatever additional steps necessary to improve our I/T controls and procedures and eliminate the identified material weaknesses. Management has prepared for publication within the Company a set of information security program standards that shall provide requirements to the I/T staff members throughout the Company in a wide range of I/T areas including IT governance, computer operations, system changes and information security.

The elimination of the material weaknesses identified above is among our highest priorities. We have discussed our corrective actions and future plans with our audit committee and Bagell as of the date of this annual report, and believe the planned actions should serve to correct the above listed material weaknesses to our internal controls. However, we cannot provide assurance that neither we nor our independent auditors will in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CAO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions of deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the headings “Compliance under Section 16(a) of the Securities Exchange Act of 1934,” “Composition of the Board of Directors,” “Board of Directors Meetings and Committees,” “Director Nomination Process,” “Communication with the Board,” “Advisory Board” and information under the principal heading “Election of Directors” in the Company’s 2007 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information under the headings “Summary of Employment and Consulting Arrangements,” “Mobilepro Non-Plan Option and Warrant Grants,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee on Executive Compensation,” “Compensation of Directors” and information under the principal heading “Performance Graph” in the Company’s 2007 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the principal heading “Principal Stockholders” in the Company’s 2007 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under the headings “Independent Directors” and under the principal heading “Related Party Transactions” in the Company’s 2007 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information under the heading “Fees” in the Company’s 2007 Proxy Statement is incorporated herein by reference.

Item 15. Exhibits

The following exhibits are filed as part of this annual report:

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
Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2004

2.17	Agreement and Plan of Merger by and among Registrant, NeoReach, Inc., Transcordia Acquisition Corp., Transcordia, LLC and its Unit Holders, dated April 2005	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005

2.18	Agreement and Plan of Merger by and among Registrant, NeoReach, Inc., NeoReach Wireless, Inc., Evergreen Open Broadband Corporation, and Certain Shareholders	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005

2.19	Agreement and Plan of Merger, dated June 30, 2005, by and among the Company, AFN Acquisition Corp., American Fiber Network, Inc. and the individuals and entities identified therein	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005

2.20	Agreement and Plan of Merger, dated October 31, 2005, by and among the Company, InReach Internet, Inc., InReach Internet, LLC, and Balco Holdings, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2005

2.21	Form of assignment of Limited Liability Company Interest/Release, dated January 31, 2006	Incorporated by reference to Exhibit 2.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

2.22	Agreement and Plan of Merger, dated January 31, 2006, by and among Mobilepro Corp., Kite Acquisition Corp. and Kite Networks, Inc.	Incorporated by reference to Exhibit 2.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

2.23	Asset Purchase Agreement, dated as of December 29, 2006, by and among TeleCommunication Systems, Inc., Mobilepro Corp., and CloseCall America, Inc.	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on January 10, 2007

3.1	Certificate of Incorporation, dated April 20, 2001, of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001

3.2	Certificate of Amendment of Certificate of Incorporation of Mobilepro Corp dated November 16, 2001.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001

3.3	Certificate of Amendment to Certificate of Incorporation of Mobilepro Corp. dated March 11, 2003	Incorporated by reference to Exhibit 3.11 to the Registrant’s Registration Statement on Form SB-2 filed on May 6, 2003

3.4	By-Laws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001

4.1	2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001

4.2	Amended and Restated 2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2004

4.3	Registration Rights Agreement, dated September 16, 2004, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

4.4	Registration Rights Agreement, dated November 15, 2004, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004

4.5	Form of Warrant issued on November 15, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004

4.6	Registration Rights Agreement, dated June 30, 2005, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005

4.7	Registration Rights Agreement, dated November 1, 2005, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2005

10.1	Executive Employment Agreement, dated December 15, 2003, between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 13, 2004

10.2	Executive Employment Agreement, dated April 15, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.15 to the Amendment to Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004

10.3	Amended and Restated Executive Employment Agreement, dated June 9, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2004

10.4	Standby Equity Distribution Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004

10.5	Registration Rights Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004

10.6	Escrow Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004

10.7	Consulting Agreement by and among Mobilepro Corp., DFW Internet Services, Inc., Beech Holdings, Inc., and Jack W. Beech, Jr.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2004

10.8	Executive Employment Agreement by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004

10.9	Executive Employment Agreement dated November 2, 2004, between Geoffrey Amend and the Company	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 14, 2005

10.10	Credit Agreement, dated November 15, 2004, by and among the Company, Davel Acquisition Corp. and Airlie Opportunity Master Fund, Ltd.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004

10.11	Employment Agreement dated February 28, 2005 between Davel Communications, Inc. and Tammy L. Martin	Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.12	Amendment No. 1 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated April 20, 2005	Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.13	Amendment No. 2 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated May 26, 2005	Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.14	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2005

10.15	Amended and Restated Executive Employment Agreement, dated June 16, 2005 by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.16	Amended and Restated Executive Employment Agreement, dated June 16, 2005, between Geoffrey Amend and the Company	Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.17	Securities Purchase Agreement, dated as of May 13, 2005, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.18	Secured Convertible Debenture, issued on May 13, 2005 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.19	Amended and Restated Collateral Assignment of Intellectual Property Rights, made as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.20	Amended and Restated Security Agreement, dated May 13, 2005, by and among the Company, the subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.21	Investor Registration Rights Agreement, dated as of May 13, 2005 by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.22	Amended and Restated Guaranty Agreement, dated as of May 13, 2005, made by each of the direct and indirect subsidiaries of the Company in favor of Cornell Capital	Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.23	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.24	Executive Employment Agreement dated September 1, 2005, between James L. Magruder, Jr. and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 9, 2005

10.25	Master Agreement for Services between Sprint Communications Company L.P. and Kite Broadband, LLC, dated May 20, 2005*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed November 14, 2005

10.26	Agreement between the City of Tempe and NeoReach, Inc. for the Use of City Property in Connection with the Operation of a WiFi Network, dated August 17, 2005	Incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-KSB filed on June ___, 2006

10.27	Executive Employment Agreement dated February 1, 2006, between Jerry M. Sullivan, Jr. and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2005

10.28	Secured Convertible Debenture, issued on June 30, 2006 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 7, 2006

10.29	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.30	Master Lease Agreement dated June 28, 2006 between JTA Leasing Co., LLC, Mobilepro Corp., and NeoReach, Inc.	Incorporated by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.31	Letter Agreement between American Fiber Network, Inc. and FSH Communications LLC, dated June 30, 2006*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 11, 2006

10.32	Securities Purchase Agreement, dated as of August 28, 2006, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006

10.33	Secured Convertible Debenture, issued on August 28, 2006, by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006

10.34	Investor Registration Rights Agreement, dated as of August 28, 2006, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006

10.35	Irrevocable Transfer Agent Instructions dated August 28, 2006 among the Company, Interwest Transfer Company, Inc. and David Gonzalez, Esq., as Escrow Agent	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006

10.36	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006

10.37	Amendment No. 1 to the Securities Purchase Agreement, dated September 20, 2006, between the Company and Cornell Capital, and the related Convertible Debenture	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2006

10.38	Amendment No. 2 to the Securities Purchase Agreement, dated October 23, 2006, between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2006

10.39	Master Equipment Lease dated September 27, 2006, between Data Sales Co., Mobilepro Corp., and Kite Networks, Inc.	Incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

10.40	Amendment No. 1 to Convertible Debentures issued to Cornell Capital, dated January 17, 2007	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on January 23, 2007

10.41	Amendment No. 2 to Convertible Debenture issued to Cornell Capital, dated February 20, 2007 (the $15,149,650 debenture)	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007

10.42	Amendment No. 2 to Convertible Debentures issued to Cornell Capital, dated February 20, 2007 (the $7,000,000 debentures)	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007

10.43	Amendment No. 3 to Convertible Debentures issued to Cornell Capital, dated April 2, 2007 (the $7,000,000 debentures)	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on April 5, 2007

10.44	Consent and Waiver Agreement dated March 30, 2007 with Cornel Capital	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on April 5, 2007

10.45	Amendment No. 4 to Convertible Debentures issued to Cornell Capital, dated May 11, 2007 (the $7,000,000 debentures)	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on May 15, 2007

10.46	Promissory Note, dated May 11, 2007, issued to Cornell Capital	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on May 15, 2007

21.1	Subsidiaries of Registrant	Incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2006

23.1	Consent of Bagell, Josephs, Levine & Company, L.L.C.	Provided herewith

31.1	Certification by Jay O. Wright, Chief Executive Officer, pursuant to Rule 13a-14(a)	Provided herewith

31.2	Certification by Richard H. Deily, Principal Financial Officer, pursuant to Rule 13a-14(a)	Provided herewith

32.1	Certification by Jay O. Wright and Richard H. Deily, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Provided herewith

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

Date: June 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jay O. Wright	Chief Executive Officer,	June 29, 2007
Jay O. Wright	Principal Executive Officer and Director

/s/ Richard H. Deily	Chief Accounting Officer, Principal	June 29, 2007
Richard H. Deily	Financial and Principal Accounting Officer

/s/ Christopher W. MacFarland	Director	June 29, 2007
Christopher W. MacFarland

/s/ Michael O’Neil	Director	June 29, 2007
Michael O’Neil

/s/ Donald H. Sledge	Director	June 29, 2007
Donald H. Sledge

/s/ Jerry M. Sullivan, Jr. .	President, Chief Operating Officer, and	June 29, 2007
Jerry M. Sullivan, Jr.	Director

MOBILEPRO CORP. AND SUBSIDIARIES
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007, 2006 AND 2005

Page(s)
Report of Independent Registered Public Accounting Firm	F-1 to F-2
Consolidated Balance Sheets as of March 31, 2007 and 2006	F-3 to F-4
Consolidated Statements of Operations for the Years
Ended March 31, 2007, 2006 and 2005	F-5
Consolidated Statements of Changes in Stockholders’ Equity
for the Years Ended March 31, 2007, 2006 and 2005	F-6
Consolidated Statements of Cash Flows for the Years Ended
March 31, 2007, 2006 and 2005	F-7 to F-8
Notes to Consolidated Financial Statements	F-9 to F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Mobilepro Corp.
6701 Democracy Boulevard, Suite 202
Bethesda, MD 20817

We have audited the accompanying balance sheets of Mobilepro Corp. as of March 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2007. We also have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Mobilepro Corp. did not maintain effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mobilepro’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified and included in its assessment the following material weaknesses as of March 31, 2007: the management of the customer information database utilized by the customer care and customer billing functions of one of our companies is performed offsite by a subcontracted consultant without proper controls over access to the data or changes to the system. In addition, controls have not been established to document the control over changes made to certain proprietary information systems that supply transactions amounts. Lastly, appropriate controls are not in place at all subsidiaries for the establishment and maintenance of individual access codes and passwords. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobilepro Corp. as of March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that Mobilepro Corp. did not maintain effective internal control over financial reporting as of March 31, 2007 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Mobilepro Corp. did not maintain effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company did not generate sufficient cash flows from revenues during the year ended March 31, 2007, to fund its operations. Also at March 31, 2007, the Company had negative net working capital of $25,116,906. The Company’s net working capital position has continued to deteriorate into the first quarter of its 2008 fiscal year. Unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, or restructuring its business, the Company is likely to deplete its working capital during its 2008 fiscal year. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Gibbsboro, NJ 08026

June 12, 2007

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31,

ASSETS

	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$3,430,844	$5,397,881
Restricted cash	1,136,200	352,200
Accounts receivable, net	8,610,498	10,481,632
Prepaid expenses and other current assets	3,095,181	3,399,864

Total Current Assets	16,272,723	19,631,577

FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION	18,783,405	15,859,254

OTHER ASSETS
Goodwill, net of impairment	29,547,074	47,788,167
Customer contracts and relationships, net of amortization	1,927,250	8,777,502
Restricted cash	1,062,000	-
Other assets	1,716,469	1,934,553

	34,252,793	58,500,222

TOTAL ASSETS	$69,308,921	$93,991,053

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31,
(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2007	2006

CURRENT LIABILITIES
Current portion of convertible debentures	$15,101,081	$4,500,000
Notes payable	2,043,594	3,964,959
Accounts payable and accrued expenses	19,780,436	17,707,471
Deferred revenue	4,464,518	4,343,754

Total Current Liabilities	41,389,629	30,516,184

LONG-TERM LIABILITIES
Convertible debentures, net of unamortized debt discount and
current portion	2,892,751	9,995,243
Notes payable and other long-term liabilities, net of current maturities	3,068,273	650,419

Total Long-Term Liabilities	5,961,024	10,645,662

TOTAL LIABILITIES	47,350,653	41,161,846

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 20,035,425 shares authorized,
35,378 shares issued and outstanding at March 31, 2007 and 2006	35	35
Common stock, $.001 par value, 1,500,000,000 shares authorized,
692,477,518 and 560,666,949 shares issued and outstanding
at March 31, 2007 and 2006	692,478	560,667
Additional paid-in capital	98,537,000	83,641,462
Accumulated deficit	(77,271,245)	(31,372,957)

Total Stockholders' Equity	21,958,268	52,829,207

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,308,921	$93,991,053

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

	2007	2006	2005

REVENUES	$89,089,328	$99,013,467	$46,508,144

OPERATING COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	51,848,059	49,082,244	22,551,240
Payroll, professional fees and related expenses (exclusive of stock compensation)	33,286,967	32,490,449	17,594,068
Advertising and marketing expenses	2,959,128	3,067,702	1,610,285
Office rent and expenses	4,861,863	5,085,354	1,551,939
Other general and administrative expenses	4,131,340	5,852,337	4,654,558
Depreciation and amortization	5,976,395	4,310,742	2,067,213
Asset impairment charges	27,275,987	4,446,544	-
Stock compensation	1,623,714	-	-
Settlement of litigation and other claims	-	1,077,000	-
Restructuring charges	283,839	825,703	-
Total Operating Costs and Expenses	132,247,292	106,238,075	50,029,303

OPERATING LOSS	(43,157,964)	(7,224,608)	(3,521,159)

INTEREST AND OTHER EXPENSE, NET	(2,330,723)	(2,838,394)	(1,838,563)

LOSS ON EXTINGUISHMENT OF DEBT	(409,601)	-	-

MINORITY INTERESTS IN NET INCOME OF
CONSOLIDATED SUBSIDIARIES	-	(113,405)	-
NET LOSS BEFORE PROVISION FOR INCOME TAXES	(45,898,288)	(10,176,407)	(5,359,722)
Provision for Income Taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(45,898,288)	$(10,176,407)	$(5,359,722)

NET LOSS PER SHARE
Basic	$(0.0760)	$(0.0248)	$(0.0185)
Diluted	$(0.0760)	$(0.0248)	$(0.0185)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	603,759,813	411,157,718	289,933,904

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

BALANCE - MARCH 31, 2004	35,378	$35	220,493,159	$220,493	$15,902,619	$(15,836,828)	$286,319

Shares issued under the $100 million Standby Equity Distribution Agreement	-	-	65,000,000	65,000	9,282,366	-	9,347,366

Shares issued under the $10 million Equity Line of Credit	-	-	10,000,000	10,000	4,031,691	-	4,041,691

Shares issued in acquisition of subsidiaries and assets	-	-	47,378,815	47,379	12,026,121	-	12,073,500

Shares issued for services	-	-	8,600,000	8,600	1,782,400	-	1,791,000

Shares issued for cash	-	-	2,446,037	2,446	82,053	-	84,499

Shares issued pursuant to settlement agreement	-	-	2,000,000	2,000	88,000	-	90,000

Net loss for the year	-	-	-	-	-	(5,359,722)	(5,359,722)

BALANCE - MARCH 31, 2005	35,378	35	355,918,011	355,918	43,195,250	(21,196,550)	22,354,653

Shares issued under the $100 million Standby Equity Distribution Agreement	-	-	95,000,000	95,000	22,055,740	-	22,150,740

Shares issued in acquisition of subsidiaries and assets	-	-	104,423,419	104,423	17,884,983	-	17,989,406

Conversion of notes payable and debentures	-	-	4,046,732	4,047	900,487	-	904,534

Exercise of common stock warrant	-	-	831,615	832	(832)	-	-

Financing fee related to the issuance of a convertible debenture	-	-	-	-	(1,295,000)	-	(1,295,000)

Issuance of warrant in connection with convertible debenture	-	-	-	-	853,200	-	853,200

Shares issued for consulting and investment banking services	-	-	447,172	447	82,053	-	82,500

Common stock registration costs	-	-	-	-	(34,419)	-	(34,419)

Net loss for the year	-	-	-	-	-	(10,176,407)	(10,176,407)

BALANCE - MARCH 31, 2006	35,378	35	560,666,949	560,667	83,641,462	(31,372,957)	52,829,207

Shares issued under the $100 million Standby Equity Distribution Agreement	-	-	18,586,633	18,587	6,636,537	-	6,655,124

Shares issued in payment of convertible debentures and related interest	-	-	93,177,199	93,177	5,154,755	-	5,247,932

Shares issued in connection with acquisition of TCS assets	-	-	9,079,903	9,080	665,920	-	675,000

Exercise of common stock options and warrants	-	-	6,822,620	6,823	3,177	-	10,000

Shares issued in acquisition of subsidiaries and assets	-	-	3,944,214	3,944	197,211	-	201,155

Issuance of warrants in connection with convertible debentures	-	-	-	-	1,090,499	-	1,090,499

Financing fees related to the issuance of convertible debentures	-	-	-	-	(505,000)	-	(505,000)

Shares issued for consulting and investment banking services	-	-	200,000	200	35,800	-	36,000

Common stock registration costs	-	-	-	-	(10,189)	-	(10,189)

Shares of ProGames issued for cash	-	-	-	-	3,114	-	3,114

Stock compensation expense	-	-	-	-	1,623,714	-	1,623,714

Net loss for the year	-	-	-	-	-	(45,898,288)	(45,898,288)

BALANCE - MARCH 31, 2007	35,378	$35	692,477,518	$692,478	$98,537,000	$(77,271,245)	$21,958,268

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31,

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,898,288)	$(10,176,407)	$(5,359,722)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Asset impairment charges	27,275,987	4,446,544	-
Depreciation and amortization	5,976,395	4,310,742	2,067,213
Stock compensation	1,623,714	-	-
Noncash interest expense	1,398,556	752,565	375,150
Loss on debt extinguishment	409,601	-	-
Restructuring charges	283,839	825,703	-
Other	68,418	145,424	(419,000)
Changes in assets and liabilities
(Increase) decrease in restricted cash	(758,035)	77,754	(429,954)
(Increase) decrease in accounts receivable	2,932,582	2,356,109	(307,335)
(Increase) decrease in other current assets	787,307	(736,632)	916,786
(Increase) decrease in other assets	(407,378)	(767,296)	45,044
Increase (decrease) in accounts payable and
and accrued expenses	(54,947)	(4,038,760)	3,141,501
Increase (decrease) in deferred revenue	(196,459)	(54,635)	609,979
	39,339,580	7,317,518	5,999,384

Net cash provided by (used in) operating activities	(6,558,708)	(2,858,889)	639,662

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(6,514,360)	(4,814,174)	(2,109,338)
Proceeds from the sale/leaseback of wireless network equipment	3,206,666	-	-
Purchase of restricted certificates of deposit	(1,062,000)	-	-
Acquisition of intangible assets	-	(6,778,129)	(1,192,608)
Cash paid for acquisitions	-	(4,297,252)	(32,960,500)
Cash received in acquisition of subsidiaries	-	314,124	5,827,223

Net cash (used in) investing activities	(4,369,694)	(15,575,431)	(30,435,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	6,666,917	22,616,456	13,098,406
Proceeds from the issuance of convertible debentures	7,000,000	15,500,000	-
Borrowings/(payments) under other notes payable, net	(4,200,552)	(8,271,567)	19,411,335
Debt financing fees	(505,000)	(1,295,000)	-
Retirement of acquisition bridge loan	-	(13,000,000)	-
Investment by minority interests	-	3,612,525	-

Net cash provided by financing activities	8,961,365	19,162,414	32,509,741

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31,
(CONTINUED)

	2007	2006	2005

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(1,967,037)	$728,094	$2,714,180

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	5,397,881	4,669,787	1,955,607

CASH AND CASH EQUIVALENTS - END OF YEAR	$3,430,844	$5,397,881	$4,669,787

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the year for interest	$1,140,998	$1,651,670	$533,050

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Issuance of Amended Debenture to Cornell Capital	$15,149,650	$-	$-
Retirement of Debenture issued to Cornell Capital	$15,000,000	$-	$-
Capital leases	$5,174,173	$-	$-
Debenture maturities and accrued interest paid with common stock	$4,880,489	$-	$-
Goodwill recorded in acquisitions	$201,155	$18,336,791	$32,785,618
Issuance of common stock for acquisitions	$675,000	$18,326,406	$-
Amortization of SEDA deferred financing fees	$146,666	$880,000	$-
Debt financing fees paid in common stock	$-	$-	$1,760,000
Adjustment to minority interest	$-	$150,000	$-
Issuance of common stock for investment banker retainer fee	$-	$58,500	$-
Liability for common stock to be issued	$-	$53,167	$300,000
Assignment of bridge debentures receivable	$-	$-	$1,000,000

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007, 2006 AND 2005

NOTE 1-ORGANIZATION

Overview

MobilePro Corp., incorporated under the laws of the State of Delaware in July 2000, is an integrated telecommunication services company that delivers a comprehensive suite of voice and data communications services to its customers, including local exchange, long distance, enhanced data, Internet, cellular, and wireless broadband, through its operations in three industry segments - voice services, Internet services and wireless networks. Together with its consolidated subsidiaries, Mobilepro Corp. is hereinafter referred to as “Mobilepro” or the “Company”.

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

Going Concern Uncertainty

The Company has historically lost money. The Company’s accumulated deficit at March 31, 2007 was $77,271,245. In the years ended March 31, 2007, 2006 and 2005, the Company sustained net losses of $45,898,288, $10,176,407 and $5,359,722, respectively. Over this three-year period, most of the acquired businesses of Mobilepro have experienced declining revenues. Although restructuring measures have reduced other operating expenses by about 3% from the prior year, the Company has been unable to reduce the corresponding costs of services. In addition, the Company has funded the start-up and operations of the municipal wireless networks and online gaming businesses without these companies achieving expected revenues. As a result, the amount of cash used in operations during the fiscal year ended March 31, 2007 was $6,558,708. Future losses are likely to occur. Accordingly, the Company will continue to experience liquidity and cash flow problems if it is unable to improve its operating performance, to sell assets for cash, or to raise additional capital as needed and on acceptable terms.

In December 2006, the Company engaged an investment banking firm to assist in evaluating strategic alternatives for the wireless networks business conducted by its Kite Networks and Kite Broadband subsidiaries. To date, efforts to secure investment capital for this business or to find a willing buyer have been unsuccessful. Consequently, despite obtaining lease financing and deferring payments to several large vendors, the Company has been required to continue to fund the operations of these businesses.

In March 2007, the Company announced that it had signed a definitive agreement for the merger of ProGames Network, Inc. (“ProGames”), its online gaming subsidiary, with and into Winning Edge International, Inc. Consummation of the transaction was subject to a number of closing conditions including the arrangement of financing that would have sustained the operations of the combined entity. Financing has not been arranged. As a result, the merger agreement has been terminated and the Company continues to fund the operating costs of ProGames.

During the fourth quarter, the Company was also engaged in extensive negotiations with a company that intended to purchase Davel, the Company’s payphone operator. The negotiations did not result in a transaction. As a result, the losses incurred by Davel continue to adversely affect the consolidated operating results of the Company.

To date, Cornell Capital Partners, L.P. (“Cornell Capital”) has been a significant source of capital for the Company, providing financing in several forms. Most recently, the Company has borrowed funds under a series of convertible debentures. The total amount owed to Cornell Capital under the debentures at March 31, 2007 was $18,149,650. Using shares of its common stock registered on Form S-3 in November 2006, the Company made principal and interest payments on the debentures that totaled $4,880,489 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of shares registered that related to the convertible debentures has been exhausted. Cornell Capital has agreed to delay additional installment payments until early July 2007 when the Company will be obligated to make total weekly principal payments of $375,000 plus accrued interest. Unless additional shares are registered by the Company under the Securities Act of 1933 (the “Securities Act”), shares acquired by Cornell Capital are tradable under Rule 144 of the Securities Act, or shares of the Company’s common stock are otherwise freely tradable by Cornell Capital without restriction, the Company will be required to make these payments in cash.

Consequently, in April 2007, the Company announced that its Board of Directors had decided to explore potential strategic alternatives for the entire Company, and that it had received inquiries from potential buyers regarding the purchase of portions of its business. This initiative has been undertaken with the goals of maximizing the value of the Company’s assets, returning value to the Company’s stockholders and eliminating the Company’s debt, particularly amounts payable to Cornell Capital.

The Company has received letters of interest regarding the acquisition of the CloseCall, AFN and the Internet service provider businesses (the “Wireline Business”), and several of these firms have engaged in due diligence investigation activities. If the expected amount of cash proceeds is received by the Company from the sale of the Wireline Business, the Company expects to be in a position to retire the Cornell Capital debentures, plus accrued interest in the first half of fiscal year 2008. In May 2007, the Company borrowed $1,100,000 from Cornell Capital under a promissory note in order to help bridge the Company’s cash flow shortfall until a sale of the Wireline Business is completed.

If the Company fails to eliminate the cash requirements represented by the wireless network business, Davel and ProGames, or if a sale of the Wireline Business is not consummated on favorable terms, the Company will not have the ability to continue as a going concern beyond the second quarter of the current fiscal year without a significant restructuring of the Cornell Capital debt. Although the consolidated financial statements have been prepared on a going-concern basis, the Company recorded substantial impairment charges at March 31, 2007 related to the goodwill of the Internet service provider and wireless networks businesses and certain fixed and intangible assets of Davel and Kite Networks (see Note 4).

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

In November 2005, Mobilepro acquired InReach for a cost of $2,966,861, including cash payments of $2,166,861 and 3,669,725 shares of Mobilepro common stock, valued at $800,000 based on the value of the Company's common stock at the time that the substantive terms of the acquisition were accepted .

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

In a transaction effective January 1, 2007, CloseCall acquired cellular telephone service contracts and certain related net assets from TeleCommunication Systems, Inc. (“TCS”), consisting of over 7,000 cellular subscribers. In consideration therefore, the Company issued 9,079,903 unregistered shares of its common stock to TCS and will pay TCS a percentage of future revenues or gross profits provided by the acquired service contracts.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In accordance with the requirements of Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has provided certain financial information relating to the operating results and assets of its industry segments (see Note 15) based on the manner in which management disaggregates the Company’s financial reporting in making internal operating decisions.

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

Certain prior-period financial statement balances have been reclassified to conform to the March 31, 2007 presentation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. The Company maintains cash and cash equivalents with financial institutions that exceed the limit of insurability under the Federal Deposit Insurance Corporation. However, due to management’s belief in the financial strength of the financial institutions, primarily Bank of America and Wells Fargo Bank, management does not believe the risk of keeping deposits in excess of federal deposit limits to be a material risk.

Restricted Cash

The Company is required to maintain letters of credit collateralized by cash as additional security for the performance of obligations under certain service agreements. The cash collateral is restricted and is not available for the Company’s general working capital needs. The letters of credit expire at various dates through September 2008.

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

Davel also recognizes revenue related to non-coin dial-around calls that are initiated from a Company payphone in order to gain access to a specific long distance company or to make a standard toll free call. Revenue related to such dial-around calls is recognized initially based on estimates. The inter-exchange carriers have historically paid for fewer dial-around calls than are actually made and the collection period for dial-around revenue is generally four to six months, but can be in excess of one year. Most dial-around receivable amounts are received early in each calendar quarter from an industry clearinghouse organization, one quarter in arrears. For example, Davel received its dial-around receipts related to the quarter ended December 31, 2006 in April 2007, allowing it to adjust the fourth calendar quarter dial-around receivable amount included in the balance sheet at March 31, 2007 based on the actual collection experience. Davel’s estimate of revenue for the most recent calendar quarter is based on the historical analysis of calls placed and amounts collected. These analyses are updated on a periodic basis. Recorded amounts of revenue may be adjusted based on actual receipts and/or the subsequent revision of prior estimates. Reported revenues for the fiscal years ended March 31, 2005 reflected a reduction to previously recorded revenues of $167,319. There were no such adjustments for the years ended March 31, 2007 or 2006. Total dial-around revenue amounts for the fiscal years ended March 31, 2007, 2006 and 2005 (from acquisition date) were approximately $6,198,000, $9,656,000 and $5,115,000, respectively.

In connection with the right to provide cellular-based services to users of personal data assistants (“PDAs), the Company acquired from TCS the right to resell PDA equipment, software and related maintenance agreements to such customers. As the Company has no continuing obligations to the purchasers of such products, the Company generally records revenue related to the delivery of such products upon shipment.

Accounts Receivable

The Company conducts business and may extend credit to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances and based to a significant extent on recent historical overall account write-off experience. The Company had allowances for doubtful accounts of $963,692 and $883,232 at March 31, 2007 and 2006, respectively, relating to accounts receivable other than dial-around compensation amounts.

Accounts receivable balances relating to dial-around revenues are concentrated with companies in the telecommunications industry. Accordingly, the credit risk associated with such accounts receivable will fluctuate with the overall condition of the telecommunications industry. A primary component of such accounts receivable balance includes an amount that the Company expects to collect related to the most recent calendar quarterly period as described above. The estimated dial-around receivable amount at each balance sheet date is based on the Company’s historical collection experience. Dial-around receivable amounts included in the balance sheets at March 31, 2007 and 2006 were $2,856,629 and $4,509,063, respectively. During all periods presented, credit losses, to the extent identifiable, were generally within management’s overall expectations.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Financing Fees

The financing fees paid in May 2004 to Cornell Capital and others related to the negotiation of the Standby Equity Distribution Agreement (the “SEDA”) were deferred and, in the prior year, were amortized against additional paid-in-capital on a straight-line basis over the twenty-four (24) month term of the SEDA. These fees were paid with the issuance of 8,000,000 shares of Mobilepro common stock valued in the amount of $1,760,000. The Company recorded amortization of approximately $147,000, $880,000 and $733,000 in the fiscal years ended March 31, 2007, 2006 and 2005, respectively. The fees paid to Cornell Capital and others at the time that funds were drawn under equity lines of credit (3% for the SEDA), amounting to $588,500 in the year ended March 31, 2006, were charged to additional paid-in-capital. Such fees for the year ended March 31, 2005, amounting to approximately $1,061,000, were charged to professional fees. No such fees were incurred in the fiscal year ended March 31, 2007 related to the SEDA.

The Company also incurred financing costs of $505,000 and $1,295,000 in the fiscal years ended March 31, 2007 and 2006 in connection with issuance of convertible debenture to Cornell Capital. These costs, representing primarily fees paid in cash to Cornell Capital, were charged to additional paid-in-capital.

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

In December 2004, the Financial Accounting Standards Board (the “FASB”) revised SFAS No. 123, “Accounting for Certain Transactions Involving Stock Compensation” (“SFAS 123”). The revision was entitled “Share-Based Payment” (“SFAS 123R”), replacing SFAS 123 and superseding APB 25, and its scope encompasses a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recorded in financial statements. For each transaction, compensation cost is to be measured based on the fair value of the equity or liability instrument issued. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition of compensation expense. The Company adopted SFAS 123R, effective April 1, 2006 (see Note 10). The amounts of related compensation expense recorded for the fiscal year ended March 31, 2007 was $1,623,714.

Property, Plant and Equipment

Furniture and equipment are included in fixed assets in the accompanying balance sheets and are stated at cost. Depreciation expense is computed using the straight-line method during the estimated useful life of each asset. The amounts of depreciation included in the statements of operations for the fiscal years ended March 31, 2007, 2006 and 2005 were approximately $4,540,000, $2,854,000 and $1,006,000, respectively. When an asset is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. At March 31, 2007 and 2006, property, plant and equipment values were as follows:

	Estimated Useful Lives (in years)	2007	2006
Furniture and fixtures	7	$785,208	$698,828
Machinery and equipment	5	26,316,912	20,561,029
Leasehold improvements	7	612,947	788,610
Vehicles	5	200,383	204,205
Subtotals		27,915,450	22,252,672
Less accumulated depreciation		(9,132,045)	(6,393,418)
Fixed assets, net		$18,783,405	$15,859,254

Advertising Contracts

CloseCall uses print, signage, radio and television advertising to market services to customers of certain local professional sports teams. Advertising programs include the use of long-term contracts. Upon the negotiation of such a contract, the Company records the cost of the advertising program as an asset, and amortizes the balance to operating expenses over the life of the contract. At March 31, 2007, prepaid expenses and other assets included balances of $313,533 and $161,036, respectively, related to such contracts. The corresponding contract liability is paid typically in installments. At March 31, 2007, accounts payable and long-term liabilities included balances of $363,610 and $194,388, respectively, that are payable under such contracts. At March 31, 2006, prepaid expenses and other assets included balances of $366,995 and $474,569, respectively, related to such contracts, accounts payable and long-term liabilities included balances of $304,560 and $475,493, respectively, that were payable under such contracts.

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

The Company estimated the total life of this arrangement to be ten years based upon an analysis of the operating history of the subscriber base and the average monthly disconnects. The amount assigned to the initial term of the agreement was being amortized on a straight-line basis over the initial three-year term. For the fiscal years ended March 31, 2007 and 2006, amortization expense was approximately $663,000 and $497,000, respectively. In addition, the Company recorded an impairment charge at March 31, 2007 in the amount of $5,468,215 representing the entire remaining carrying value of this asset.

This account also includes location contracts with net balances of $1,333,516 and $2,220,479 at March 31, 2007 and 2006, respectively, representing Davel acquisition costs allocated to location owner payphone contracts and other costs associated with obtaining written and signed location contracts. These other assets are amortized on a straight-line basis over their estimated useful lives based on contract terms (generally 5 years). Accumulated amortization related to these contracts at March 31, 2007 and 2006 was $1,217,905 and $859,276, respectively. Amortization expense related to location contracts was $610,825, $625,682 and $267,586, respectively, for the fiscal years ended March 31, 2007, 2006 and 2005.

Investments

During the year ended March 31, 2005, the Company provided certain management services to two emerging technology firms. As consideration, the Company received a non-affiliate equity interest in each firm. These investments were recorded in the amounts of $300,000 and $150,000, respectively, approximating the value of the services provided. The cost basis of the common stock, $450,000, was included in other assets at March 31, 2007 and 2006. The shares of common stock held by the Company are considered to be available-for-sale securities. If a decline in the fair value of these securities is judged by management to be other than temporary, the cost basis of the securities would be written down to fair value at that time.

Accounts Payable and Accrued Liabilities

At March 31, 2007 and 2006, accounts payable and accrued liabilities consisted of the following:

	2007	2006

Accounts payable	$13,024,786	$10,534,520
Accrued location usage fees	1,864,915	2,271,060
Accrued restructuring costs	284,918	486,311
Accrued compensation	1,176,919	1,048,027
Accrued interest expense	161,885	873,206
Other accrued liabilities	3,267,013	2,494,347
Totals	$19,780,436	$17,707,471

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

Recent Accounting Pronouncements

SFAS No. 123R: In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments.” SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The standard was effective for the first fiscal year beginning after June 15, 2005. The effect of the adoption of SFAS No. 123R on the Company’s results of operations for the fiscal year ended March 31, 2007 is discussed above.

SFAS No. 151: In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard was effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position or results of operations.

SFAS No. 154: In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

NOTE 3-ACQUISITION OF ASSETS FROM TCS

In a transaction effective January 1, 2007, CloseCall acquired cellular telephone service contracts from TCS, consisting of over 7,000 cellular subscribers, plus related accounts receivable, inventory, other assets and certain assumed accounts payable. In consideration therefore, the Company issued 9,079,903 unregistered shares of its common stock to TCS and will pay TCS a percentage of future revenues or gross profits provided by the acquired service contracts over the next three years. In addition, TCS was granted certain registration rights related to the shares of common stock it received from the Company. The number of shares issued to TCS was determined based on the agreed-upon price of $675,000 and the volume weighted average price of the Company’s common stock for the 10 trading days prior to December 29, 2006, the date of the asset purchase agreement. Pursuant to the terms of the asset purchase agreement, the valuation of acquired assets based on certain subsequent events resulted in an amount receivable from TCS that will be recovered by withholding future shared payments. The amount receivable from TCS, $240,227, was included in other current assets at March 31, 2007.

NOTE 4-IMPAIRMENT OF GOODWILL AND LONG-LIVED AAETS

At March 31, 2007, the Company’s balance sheet included intangible assets with an aggregate carrying value of approximately $31,474,000, representing approximately 45.4% of total assets and including approximately $ 29,547,000 in goodwill. Substantially all of this goodwill was recorded in connection with the series of acquisitions completed by the Company since April 1, 2004. Generally accepted accounting principles require that the Company assess the fair value of goodwill amounts relating to acquired entities at least annually in order to identify any impairment in the values. However, on a quarterly basis, management is alert for events or circumstances that would indicate that, more likely than not, the fair value amounts of goodwill for reporting segments have been reduced below the corresponding carrying amounts. If there is a determination that the fair value of an acquired entity is less than the corresponding net assets amount, including goodwill, an impairment loss would be identified and recorded at that time.

During the fiscal year ended March 31, 2007, the Internet services business, the wireless networks business and Davel did not perform as expected. In addition, as discussed above, the Company has been engaged in negotiations for the sale of all of these businesses. As a result, management reviewed the carrying values of the assets of these businesses at March 31, 2007 and determined that adjustments for goodwill and other asset impairment were appropriate. The Company recorded impairment charges in the total amount of $25,185,098 at March 31, 2007, including $17,745,303 representing the entire amount of goodwill and other intangible assets related to the wireless network segment, $4,384,000 relating to the goodwill of the Internet service companies, $1,482,000 relating to certain deployed wireless network equipment of Kite Networks, and $1,573,795 relating to certain payphone equipment and location contracts of Davel. The Company also recorded goodwill impairment charges related to the Internet service provider business segment of $1,213,035, $529,736 and $348,118, respectively, in the fiscal quarters ended December 31, September 30, and June 30, 2006.

NOTE 5-RESTRUCTURING OF OPERATIONS

During the quarter ended December 31, 2005, management adopted a plan to integrate the operations of the acquired companies, in particular the operations of the Internet services business segment, with a focus on combining functions and reducing operating costs. Accordingly, the Company recorded a total restructuring charge of $825,703 in the fiscal year ended March 31, 2006 relating to the termination of certain employees, the disposal of certain equipment and the abandonment of certain leased facilities. At March 31 31, 2006, the accrued restructuring costs balance was $486,311. During the fiscal year ended March 31, 2007, the Company recorded additional restructuring charges related primarily to the termination of additional employees in the amount of $283,839. At March 31, 2007 the accrued restructuring costs balance was $284,918 including $184,700 related to the loss expected on the abandonment of leased facilities and $100,218 related to the termination of certain employees. During the fiscal year ended March 31, 2007, the Company made related payments totaling $485,032. The Company may incur additional restructuring charges in the next fiscal year related to the consolidation of additional office locations and reductions in personnel.

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

On January 31, 2006, the Company acquired the minority interest in Kite Broadband and the business of Kite Networks. On the acquisition date, the balance of the minority interest in Kite Broadband was approximately $3,797,000. The operations of Kite Networks were not material to the Company’s consolidated financial statements as its most significant asset was its investment in Kite Broadband. In February 2007, pursuant to the terms of the acquisition agreement requiring a purchase price adjustment based on working capital, the Company issued 3,944,214 additional shares of its common stock to the former owners. Such shares were valued at $201,155 and their issuance resulted in an increase to goodwill.

NOTE 7-EXCHANGE OF PAYPHONES

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

NOTE 8-DEBT

Debt Maturities

A summary of the balances owed under the debentures, capital leases, notes payable, and other long-term liabilities at March 31, 2007 and 2006 was as follows:

Amended Debenture issued to Cornell Capital	$12,649,650	$-
Secured Debentures issued to Cornell Capital	5,500,000	-
Debenture issued to Cornell Capital	-	15,000,000
Capital leases	4,900,295	-
Notes payable to Cornell Capital	-	3,600,000
Other notes payable and long-term obligations	350,072	1,368,046
	23,400,017	19,968,046
Less: Unamortized debt discounts	(294,318)	(504,756)
Less: Amounts due within one year	(17,144,675)	(8,817,628)
Long-term portion of debt	$5,961,024	$10,645,662

At March 31, 2007, a summary of the future scheduled payments of the long-term portion of debt was as follows:

The twelve months ending --
March 31, 2009	$5,351,905
March 31, 2010	530,654
March 31, 2011	36,225
March 31, 2012	49,139
5,967,923
Less - Unamortized debt discount	(6,899)
Long-term portion of debt	$5,961,024

The Secured Debenture Agreement

On August 28, 2006, the Company entered into a financing agreement with Cornell Capital that provided $7.0 million in debt financing with the proceeds received in a series of four closings (the “Secured Debenture Agreement”). At each closing, the Company issued Cornell Capital a 7.75% secured convertible debenture in the gross amount for the closing, convertible into shares of common stock at $0.174 per share. The Company received cash proceeds of $6,495,000, net of financing fees of $505,000. In addition, Cornell Capital was issued warrants to purchase 10,000,000 additional shares of common stock at an exercise price of $0.174 per share.

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

The debentures issued pursuant to the Secured Debenture Agreement were recorded in the balance sheet net of unamortized debt discounts reflecting the fair market values of the debentures on the dates of issuance after allocating a like amount of proceeds to the related warrants. The discount amounts are being amortized as charges to interest expense over the terms of the related debentures. The total unamortized amount of debt discounts at March 31, 2007 was $110,994.

Under conditions similar to those included in the Amended Debenture (see discussion below), the Company had the right to make any and all such principal and interest payments by issuing shares of its common stock to Cornell Capital with the amount of such shares based upon the lower of $0.174 per share or 93% of the average of the two lowest daily volume weighted average per share prices of its common stock during the five days immediately following the scheduled payment date. Through March 31, 2007, the Company issued 42,598,498 shares of its common stock in satisfaction of $1,500,000 in principal and $198,654 in accrued interest. From April 1, 2007 through May 10, 2007, the Company issued an additional 78,091,157 shares of its common stock in satisfaction of $1,849,343 in principal and $47,743 in accrued interest. The Company used cash to pay $29,836 in principal and $6,614 in interest on May 10, 2007.

Under the terms of the Secured Debenture Agreement, as amended, the Company has agreed to make weekly principal payments of at least $125,000 in satisfaction of the remaining principal commencing July 1, 2007, with interest on the outstanding principal balance payable at the same time.

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

On June 30, 2006, the Company entered into an amended secured convertible debenture in the amount of $15,149,650 with Cornell Capital (the “Amended Debenture”), replacing the Debenture. The Company has the right to make any and all principal and interest payments by issuing shares of its common stock to Cornell Capital provided that all such shares may only be issued by the Company if such shares are tradable under Rule 144 of the Securities Act of 1933 (the “Securities Act”), are registered for sale under the Securities Act, or are freely tradable by Cornell Capital without restriction. The amount of such shares shall be based upon the lower of $0.275 per share or 93% of the average of the two lowest daily volume weighted average per share prices of the Company’s common stock during the five days immediately following the scheduled payment date. Cornell Capital may convert all or any part of the unpaid principal and accrued interest owed under the Amended Debenture into shares of our common stock at a conversion price of $0.275 per share. The Amended Debenture eliminated the requirement to renew the SEDA and is secured by a blanket lien on our assets. Like the Debenture, the Amended Debenture bears interest at an annual rate of 7.75%. The conversion price of the Amended Debenture may be adjusted if the Company issues additional equity or instruments convertible into equity in connection with a transaction such as a stock dividend or a stock split pursuant to a formula included in the Amended Debenture.

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

The face amount of the Amended Debenture was recorded initially in the balance sheet net of unamortized debt discount of $319,000. During the quarter ended September 30, 2006, the fair value of the Additional Warrant was recalculated based on its reset terms resulting in an increase to such value of $192,500. The net amount of the Amended Debenture at March 31, 2007 reflected the fair market value after allocating additional proceeds in the amount of $192,500 to the Additional Warrant. The increased discount on the Amended Debenture is being amortized as a charge to interest expense over the term of the Amended Debenture. The unamortized debt discount amount at March 31, 2007 was $183,323.

The Debenture was recorded in the accounts net of unamortized debt discount reflecting the fair value on the date of issuance of the related the Warrant. This discount on the Debenture was being amortized as a charge to interest expense over the three-year term of the Debenture. Interest expense for the year ended March 31, 2006 included debt discount amortization in the amount of $348,444. The net carrying amount of the Debenture and the related amount of accrued interest, $14,590,399 and $149,650, respectively, were eliminated from the accounts in connection with the issuance of the Amended Debenture and the retirement of the Debenture, resulting in a loss on the extinguishment of the Debenture debt in the amount of $409,601 in June 2006. This amount was included in the accompanying statement of operations for the fiscal year ended March 31, 2007.

Through March 31, 2007, the Company issued 50,578,702 shares of its common stock in satisfaction of $2,500,000 in principal and $681,827 in accrued interest. On May 10, 2007, the Company issued 4,510,933 shares of its common stock in satisfaction of $70,822 in principal.

Under the terms of the Amended Debenture, as revised, the Company has agreed to make weekly scheduled principal payments of at least $250,000 commencing July 8, 2007 with interest on the outstanding principal balance payable at the same time.

Availability of Registered Shares

The Company filed a registration statement on Form S-3 on October 12, 2006 covering the resale of a total of 404,474,901 shares of the Company’s common stock by various selling stockholders, including 55,089,635 shares that may be issued to Cornell Capital under the Amended Debenture, 120,689,655 shares related to convertible debentures issued under the Secured Debenture Agreement, and 38,750,000 shares related to the corresponding stock warrants. This registration statement was declared effective by the SEC, enabling the Company’s use of common stock to make installment payments to Cornell Capital under the various debentures. As of May 10, 2007, the Company has issued all of the approximately 175,779,000 shares covered by the registration statement relating to the convertible debentures. At May 10, 2007, the total remaining principal balance payable to Cornell Capital under the convertible debentures and the total amount of related accrued interest were $16,199,650 and $402,798.51, respectively.

The Debentures - Interest Expense

For the fiscal years ended March 31, 2007 and 2006, the amounts of interest expense related to the debentures issued to Cornell Capital, and included in the accompanying consolidated statements of operations based on the stated interest rates, were $1,332,439 and $1,045,295, respectively.

Interest expense amounts included in the accompanying consolidated statements of operations for the current and prior year period also included total debt discount amortization related to the debentures issued to Cornell Capital. Such amounts were $804,322 and $348,443, respectively, for the fiscal years ended March 31, 2007 and 2006. Interest expense for the fiscal year ended March 31, 2007 also included $89,000, representing an amount equal to the increase in the fair value of the Warrant based on its terms that were reset during the second quarter of the current year.

The discounts provided to Cornell Capital in connection with the issuance of shares of common stock in satisfaction of principal and interest payments due under the convertible debentures are charged to interest expense. This interest expense was $367,443 for the fiscal year ended March 31, 2007.

Results of operations for the fiscal year ended March 31, 2006 included interest expense of $381,225 related to the bridge-financing note that was retired in May 2005.

Notes Payable to Cornell Capital

During the two-year period ended March 31, 2006, the Company borrowed amounts from Cornell Capital that totaled $31,500,000 pursuant to a series of promissory notes with maturities of one-year or less and annual interest rates ranging from 8% to 12%. A remaining total principal balance of $3,600,000, plus accrued interest of $392,953, was owed to Cornell Capital at March 31, 2006. These amounts were paid during the quarter ended June 30, 2006 with cash provided by the Company’s operating units. Interest expense related to the notes payable to Cornell Capital, based on the stated rates of interest and included in the accompanying consolidated statements of operations for the fiscal years ended March 31, 2007, 2006 and 2005, were $25,074, $705,396 and $310,060, respectively.

Sale/Leaseback Transactions

On June 28, 2006, the Company executed a master equipment lease agreement intended to cover certain qualifying municipal wireless network equipment. During the remainder of the fiscal year ended March 31, 2007, the Company received approximately $2,000,000 in gross cash proceeds from the sale of certain municipal wireless network equipment that is deployed in Tempe, Arizona. Pursuant to the master lease agreement, the Company has leased back the equipment with the transactions representing capital leases. Accordingly, fixed assets and capital lease liabilities were recorded in the accounts at the present values of the future lease payments, or $1,875,721.

On December 27, 2006, the Company received approximately $1,207,000 in gross cash proceeds from the sale of certain municipal wireless network equipment that is deployed in Farmers’ Branch, Texas. Pursuant to the terms of the master lease agreement, the Company has leased back the subject equipment with the transaction representing a capital lease. Accordingly, a fixed asset and a capital lease liability were recorded in the accounts at the present value of the future lease payments, or $1,187,703.

Under the terms of the master lease agreement, the Company is obligated to make 36 monthly payments related to each city in the amounts of $63,800 and $42,950, respectively. The lease terms include options to purchase the equipment at the end of the respective lease-terms at a price equal to the fair market value of the equipment which amount shall not to exceed 23% of the original cost of the equipment. The aggregate gain on the sale of the Tempe equipment in the amount of approximately $234,000 was deferred and is being amortized to income over the term of the respective lease schedules. The incremental borrowing rates used to determine the present values of the future lease payments ranged from 10.25% to 14.75%.

Aggregate sale proceeds in the amount of approximately $1,062,000 were used to purchase certificates of deposit that are pledged to secure the lease obligations; this amount is included in the balance of restricted cash in the condensed consolidated balance sheet as of March 31, 2007. Portions of the restricted cash may be released during the latter half of the lease terms if the Company achieves certain objectives.

Equipment Lease Commitment

On October 10, 2006, the Company signed another master equipment lease agreement with a lease financing firm that permits up to $3 million in lease financing capital for future wireless network equipment purchases. The master lease agreement is available only for the purchase of equipment manufactured by Cisco Systems. Fifty percent of the commitment is designated for core network infrastructure equipment. The remainder of the commitment is available for transmission equipment purchases and can be used to finance up to fifty percent of the cost of such purchases. The lease term for each lease schedule shall be twenty-four months. Pursuant to this arrangement and as of March 31, 2007, fixed assets and capital lease liabilities were recorded in the accounts at the present value of the future lease payments discounted at an assumed incremental borrowing rate of 14.75%, or $1,950,405. This master lease agreement includes an option to purchase the equipment at the end of the lease-term at a price equal to the fair market value of the equipment which amount shall not exceed 21% of the original cost of the equipment.

NOTE 9-INCOME TAXES

The provision for income taxes results in an effective tax rate that differs from the Federal statutory tax rate as follows for the years ended March 31, 2007, 2006 and 2005:

	Years Ended March 31,
	2007	2006	2005
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(3.0)	(3.0)	(3.0)
Permanent differences	12.7	16.9	0.2
Tax credits	-	-	-
Change in valuation allowance	25.3	21.1	37.8
Effective tax rate	-%	-%	-%

The components of the Company’s net deferred tax asset were as follows:

	March 31,
	2007	2006
Net operating loss carryforwards	$24,735,619	$16,542,398
Asset impairment charges	3,239,124	-
Restructuring reserve	108,269	184,799
Deferred revenue	(171,640)	-
Other differences	271,631	(163,561)
Valuation allowance	(28,183,003)	(16,563,636)
Total net deferred tax asset	$-	$-

As of March 31, 2007, the Company’s valuation allowance fully offset the net deferred tax asset. The Company calculated the valuation allowance in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during recent years, is given more weight when assessing whether the level of future profitability needed to recognize the deferred assets will be achieved. The Company’s cumulative loss in since inception represents sufficient negative evidence to require a full valuation allowance under the provisions of SFAS No. 109. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support the reversal of any portion of the allowance.

The Company’s net operating loss carryforwards (“NOL Carryforwards”) were approximately $65,093,735 at March 31, 2007, expiring through March 31, 2027. In addition, certain of the Company’s subsidiaries have substantial pre-acquisition NOL Carryforwards. When there has been a change in an entity’s ownership, utilization of NOL Carryforwards relating to periods prior to acquisition may be limited. Because of the changes in the ownership of prior acquisitions of the Company, the use of these acquired net operating losses will be limited and may not be available to offset future taxable income.

NOTE 10-STOCKHOLDERS’ EQUITY

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

Draws under the SEDA totaled $38,153,230. The Company advanced a total of 183,996,589 shares of its common stock to the escrow agent in accordance with the terms of the SEDA at an average sale price of $0.213 per share.

The SEDA replaced a similar equity line of credit arrangement with Cornell Capital that was negotiated in May 2002 and that was intended to provide up to $10 million in equity financing to the Company. The Company drew $6,985,000 from Cornell Capital and issued 143,628,048 shares of common stock to Cornell Capital under this arrangement.

The discounts under both arrangements that were provided to Cornell Capital upon the sale of shares of common stock, amounting to $137,795, $410,016 and $375,150 in the years ended March 31, 2007, 2006 and 2005, respectively, were included in interest expense.

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

Common Stock Transactions in the Year Ended March 31, 2007

During the first quarter of the current year, the Company issued 22,000,000 shares of common stock to the escrow agent under the requirements of the SEDA. The termination of the SEDA in May 2006 resulted in the return of 3,413,367 shares of common stock to the Company by Cornell Capital. The return of the shares was recorded in October 2006.

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

In January 2007, the Company issued 500,000 shares of its common stock to a former advisor pursuant to the exercise of a stock warrant.

In January 2007, the Company also issued 9,079,903 shares of its common stock to TCS as consideration for the acquisition of certain net assets as described in Note 3 above. The number of shares was determined based on a formula included in the asset purchase agreement and an agreed-upon purchase price of $675,000.

In February 2007, the Company issued an additional 3,944,214 shares of common stock to the former owners of Kite Networks and Kite Broadband in connection with the working capital adjustment to the purchase price as described in the corresponding acquisition agreement. These shares were valued at $201,155 based on the market price of Company’s common stock on the date of issuance.

During the fiscal year ended March 31, 2007, the Company issued 93,177,199 shares of its common stock to Cornell Capital in satisfaction of its payment obligations under the convertible debentures.

Stock Options and Warrants

The stockholders of the Company have approved the issuance of 30,000,000 shares of common stock in connection with stock options granted pursuant to the 2001 Equity Performance Plan (the “2001 Plan”). In addition, the Company has issued options and warrants to purchase common stock to key personnel pursuant to specific authorization of the board of directors outside the scope of the 2001 Plan. The following tables summarize the stock option activity and the warrant activity for the years ended March 31, 2007, 2006 and 2005:

		Weighted-Average
Stock Options --	Number of Options	Exercise Price
Outstanding - March 31, 2004	4,171,037	$0.0482
Granted	5,225,000	$0.1748
Exercised	(446,037)	$0.0594
Cancelled	(7,225,000)	$0.1047
Outstanding - March 31, 2005	1,725,000	$0.1920
Granted	9,351,000	$0.2330
Exercised	-	$-
Cancelled	-	$-
Outstanding - March 31, 2006	11,076,000	$0.2260
Granted	750,000	$0.1150
Exercised	(300,996)	$0.0528
Cancelled	(7,648,004)	$0.0232
Outstanding - March 31, 2007	3,877,000	$0.2053

Exercisable - March 31, 2007	2,459,681	$0.2170

		Weighted-Average
Stock Warrants --	Number of Warrants	Exercise Price
Outstanding - March 31, 2004	7,000,000	$0.0190
Granted	61,732,500	$0.1326
Exercised	(2,500,000)	$0.0296
Cancelled	(5,000,000)	$0.1900
Outstanding - March 31, 2005	61,232,500	$0.1172
Granted	36,700,000	$0.2458
Exercised	(831,615)	$0.1700
Cancelled	(2,168,385)	$0.0916
Outstanding - March 31, 2006	94,932,500	$0.1669
Granted	57,300,000	$0.1847
Exercised	(6,521,524)	$0.0182
Cancelled	(22,805,342)	$0.3018
Outstanding - March 31, 2007	122,905,634	$0.1597

Exercisable - March 31, 2007	110,651,227	$0.1642

Options to purchase common stock that are awarded pursuant to the terms of the 2001 Plan expire ten years from the date of grant. The options typically vest over two to three year periods according to a defined schedule set forth in the individual stock option agreement. Certain portions of the stock options granted in the fiscal year ended March 31, 2006 were set to vest based on the achievement of individual and Company objectives during the year. Warrants to purchase shares of common stock vest over periods that range from eleven to thirty-three months. The vesting of warrants awarded to certain of the Company’s officers were set to occur upon the achievement of individual and/or Company objectives. Warrants typically expire on the ten-year anniversary of the date of grant.

Most of the stock options and warrants related to Company objectives were cancelled at March 31, 2007.

Effective April 1, 2006, the Company adopted the provisions of SFAS 123R that require companies to record the compensation cost associated with stock options and warrants. As required by SFAS 123R, the Company has determined the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The model used by the Company in order to determine the fair values of the stock options and warrants awarded during the nine months ended March 31, 2007 and those previously awarded options and warrants with unvested portions at March 31, 2006 continues to be the Black-Scholes model. The Company used the prospective method in order to adopt this accounting standard. Accordingly, compensation expense has been recorded for the fiscal year ended March 31, 2007 related to new awards and the unvested stock options and warrants at March 31, 2006 on a straight-line basis over the applicable vesting periods. The operating results for the prior-year periods were not restated.

The following table summarizes information about outstanding options and warrants to purchase the Company’s common stock at March 31, 2007:

	Outstanding Stock Options			Exercisable Options
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.12 - $0.12	750,000	9.7	$0.12	208,333	$0.12
$0.22 - $0.22	2,547,000	8.7	0.22	1,864,682	0.22
$0.25 - $0.26	580,000	8.7	0.26	386,666	0.26
Total Options	3,877,000	8.9	0.21	2,459,681	0.22

	Outstanding Warrants			Exercisable Warrants
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.01 - $0.04	29,382,500	7.7	$0.02	23,082,500	$0.02
$0.10 - $0.14	1,800,000	8.3	0.12	1,404,167	0.12
$0.15 - $0.16	8,900,217	7.5	0.16	8,900,217	0.16
$0.17 - $0.19	20,000,000	6.5	0.18	17,631,145	0.18
$0.20 - $0.20	41,900,000	3.6	0.20	41,900,000	0.20
$0.22 - $0.23	11,422,917	8.4	0.22	8,732,765	0.22
$0.30 - $0.35	9,500,000	3.2	0.31	9,000,000	0.31
Total Warrants	122,905,634	5.7	0.16	110,651,207	0.16

If compensation expense had been determined based on the fair value of the options at the grant dates consistent with the method of accounting proscribed by SFAS No. 123, “Accounting for Certain Transactions Involving Stock Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company’s net loss per share amounts would have been stated at the following pro forma amounts for the years ended March 31, 2006 and 2005:

	2006	2005
Net loss, as reported	$(10,176,407)	$(5,359,722)
Add: Stock-based employee compensation expense included in net loss	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,467,232)	(1,652,185)
Pro forma net loss	$(15,643,639)	$(7,011,907)

Net loss per share:
As reported	$(0.0248)	$(0.0185)
Pro forma	$(0.0380)	$(0.0242)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the years ended March 31, 2007, 2006 and 2005:

	2007	2006	2005
Dividend yield	-%	-%	-%
Expected volatility	60%	60%	60%
Risk-free interest rate	4.00%	3.00%	3.00%
Expected term (in years)	10.00	10.00	10.00

For stock options and warrants granted during the years ended March 31, 2007 and 2006, the weighted-average grant-date fair values were $0.049 per share and $0.204 per share, respectively.

NOTE 11-BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted income (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effects of the assumed exercise of outstanding stock options and warrants and the assumed conversion of the Debenture and other convertible notes payable for the years ended March 31, 2007, 2006 and 2005 were anti-dilutive as the Company incurred net losses in these years.

NOTE 12-COMMITMENTS

In June 2005, Mr. Jay O. Wright, the Company’s President and Chief Executive Officer, extended his employment agreement with the Company through December 31, 2007, with the extension stipulating annual salary amounts during the term, restructuring the basis for bonus awards, and providing severance payment terms. The Company also has employment contract with certain senior executives, including the President of the Company and the President of AFN.

In August 2004, the Company announced its intention to issue a property dividend of 3,073,113 shares of common stock of Solution Technology International, Inc. (“STI”). The Company has a non-affiliate equity ownership interest in STI. The Company stockholders are expected to receive one share of registered (i.e. “free-trading”) STI stock for approximately every 93 shares of the Company stock that they own, based on the existing shares outstanding and certain warrants. The Company’s board of directors set September 15, 2004 as the record date for the stock dividend. However, at this time, there is no assurance that the STI dividend will ever occur.

NOTE 13-OPERATING LEASES

The Company leases office space and various types of equipment under non-cancelable operating leases. Certain leases have renewal options. Rent expense for the fiscal years ended March 31, 2007, 2006 and 2005 was $2,035,319, $2,132,862 and $835,036, respectively. The future minimum payments under non-cancelable leases with initial terms of one year or more consisted of the following at March 31, 2007:

Years Ending March 31,	Minimum Lease Payments
2008	$1,547,420
2009	906,358
2010	609,379
2011	456,591
2012	145,138
Thereafter	323,226
Total Payments	$3,988,112

NOTE 14-LITIGATION

During the fiscal year ended March 31, 2007, the Company was party to the following material legal proceedings.

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

NOTE 15-SEGMENT INFORMATION

The Company’s reportable operating segments include voice services, Internet services and wireless networks. Results of operations and certain asset data relating to the Company’s business segments for the years ended March 31, 2007, 2006 and 2005 were as follows:

	Voice	Internet	Wireless
2007	Services	Services	Networks	Corporate	Total
Revenues	$62,559,069	$15,030,633	$11,499,521	$105	$89,089,328
Cost of revenues (excludes depreciation and amortization)	36,820,779	7,947,180	7,080,100	-	51,848,059
Other operating expenses	26,475,183	7,450,528	8,278,391	4,658,910	46,863,012
Depreciation and amortization	3,397,840	472,668	2,105,887	-	5,976,395
Asset impairment charges	1,573,795	6,474,889	19,227,303	-	27,275,987
Restructuring charges	-	97,871	-	185,968	283,839
Interest and other expense, net	(255,259)	(24,952)	(118,631)	3,139,166	2,740,324
Net income (loss)	$(5,453,269)	$(7,387,551)	$(25,073,529)	$(7,983,939)	$(45,898,288)

Segment assets	$44,940,071	$10,956,358	$11,444,595	$1,967,897	$69,308,921
Fixed assets, net of accumulated depreciation	$8,609,911	$1,114,372	$8,739,819	$319,303	$18,783,405
Goodwill, net of impairment	$20,531,278	$9,015,796	$-	$-	$29,547,074

	Voice	Internet	Wireless
2006	Services	Services	Networks	Corporate	Total
Revenues	$72,356,453	$16,940,513	$9,716,501	$-	$99,013,467
Cost of revenues (excludes depreciation and amortization)	35,630,090	8,267,634	5,184,520	-	49,082,244
Other operating expenses	31,066,030	8,026,734	6,054,076	2,426,002	47,572,842
Depreciation and amortization	3,313,401	382,167	607,881	7,293	4,310,742
Goodwill impairment charges	1,818,910	2,627,634	-	-	4,446,544
Restructuring charges	-	825,703	-	-	825,703
Interest and other expense, net	(13,761)	17,973	(48,773)	2,882,955	2,838,394
Minority interests	(71,037)	-	184,442	-	113,405
Net income (loss)	$612,820	$(3,207,332)	$(2,265,645)	$(5,316,250)	$(10,176,407)

Segment assets	$50,143,424	$18,658,080	$23,710,779	$1,478,770	$93,991,053
Fixed assets, net of accumulated depreciation	$11,200,715	$1,532,494	$3,126,045	$-	$15,859,254
Goodwill, net of impairment	$20,231,278	$15,480,956	$12,075,933	$-	$47,788,167

	Voice	Internet	Wireless
2005	Services	Services	Networks	Corporate	Total
Revenues	$32,009,084	$13,884,060	$-	$615,000	$46,508,144
Cost of revenues (excludes depreciation and amortization)	15,816,901	6,734,339	-	-	22,551,240
Other operating expenses	16,707,959	6,460,970	953,976	1,287,945	25,410,850
Depreciation and amortization	1,093,620	225,672	14,588	733,333	2,067,213
Interest and other expense, net	(87,566)	113,944	43,927	1,768,258	1,838,563
Net income (loss)	$(1,521,830)	$349,135	$(1,012,491)	$(3,174,536)	$(5,359,722)

Segment assets	$35,166,195	$18,119,944	$14,240	$19,522,552	$72,822,931
Fixed assets, net of accumulated depreciation	$11,804,050	$1,381,713	$7,293	$-	$13,193,056
Goodwill, net of impairment	$18,543,703	$14,035,396	$-	$-	$32,579,099

NOTE 16-QUARTERLY RESULTS (unaudited)

Certain unaudited quarterly financial information for the fiscal years ended March 31, 2007 and 2006 was as follows:

 Three Months Ended
	June 30,	September 30,	December 31,	March 31,	Full Year
Fiscal 2007
Total revenues	$23,342,786	$23,410,650	$21,038,684	$21,297,208	$89,089328
Operating loss	(3,933,831)	(3,583,974)	(5,098,947)	(30,541,212)	(43,157,964)
Net loss	(4,737,507)	(4,110,914)	(6,027,734)	(31,022,133)	(45,898,288)
Net loss per share
Basic	$(0.0082)	$(0.0070)	$(0.0100)	$(0.0474)	$(0.0760)
Diluted	$(0.0082)	$(0.0070)	$(0.0100)	$(0.0474)	$(0.0760)

Fiscal 2006
Total revenues	$22,505,845	$26,546,650	$26,244,606	$23,716,366	$99,013,467
Operating loss	1,351,366	1,364,944	(6,323,149)	(3,617,769)	(7,224,608)
Net loss	419,191	523,900	(6.955,732)	(4,163,766)	(10,176,407)
Net loss per share
Basic	$0.0012	$0.0014	$(0.0165)	$(0.0088)	$(0.0248)
Diluted	$0.0010	$0.0012	$(0.0165)	$(0.0088)	$(0.0248)

Quarterly amounts reported above included the operating results of acquired companies following the dates of acquisition (see Note 1, Summary of Acquisition Activities). Net loss per share amounts for each quarter are required to be computed independently and do not necessarily equal the amount computed on an annual basis.

Operating loss amounts included asset impairment charges of $348,118, $529,736, $1,213,035 and $25,185,098 for the quarters ended in June, September, December and March of the 2007 fiscal year, respectively. Asset impairment charges were $3,764,429 and $682,115 for the quarters ended in December and March of the prior fiscal year, respectively (see Note 4). For the fiscal year ended March 31, 2007, operating loss also included stock compensation expense of $485,091, $471,556, $535,821 and $131,246 for the quarters ended in June, September, December and March, respectively. There was no stock compensation expense in the prior fiscal year. Operating loss for the quarter ended March 31, 2006 included a settlement of litigation and other claims of $1,077,000. Operating loss in fiscal year 2007 included restructuring charges of $303,671 in the first quarter and $(19,832) in the second quarter. In fiscal year 2006, restructuring charges were $1,335,612 in the third quarter and $(509,909) in the fourth quarter.

NOTE 17-SUBSEQUENT EVENTS

On May 7, 2007, the debentures issued under the Secured Debenture Agreement were amended in order to restate the remaining principal payment schedule as described in Note 8 above.

On May 11, 2007, the Company received net cash proceeds of $1,048,550 from Cornell Capital pursuant to the execution of a promissory note that is due on or before the earlier of (a) May 10, 2008; (b) the closing date of any private placement of debt or equity securities that causes the total of all debt or equity private placements after the date of the note to total, in the aggregate, at least $2,500,000; and (c) the closing date of the sale of a majority of the then-existing stock or assets of the Company. The note shall bear interest at a rate of 12% per annum for the first six months of the term, and 15% for the second six months. Interest shall be payable on the unpaid principal balance, in arrears on the first business day of every month. The Company paid a $15,000 origination fee to Cornell Capital. At the date that the note matures, the Company shall pay to Cornell Capital the following: (x) $50,000 if the principal and accrued interest hereon is paid in full by the Company within 180 days of the date of the note; (y) $200,000 if the principal and accrued interest hereon is not paid in full by the Company within 180 days of the date of this note.