Form 10-Q
period 2007-06-30
MOBILEPRO CORP
filed 2007-08-09
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

Commission File Number 000-51010

MOBILEPRO CORP.
(Exact name of registrant as specified in its charter)

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 3, 2007, the Company had 775,079,608 outstanding shares of its common stock, $0.001 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2007	2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,746,910	$1,993,781
Restricted cash	400,000	400,000
Accounts receivable, net	2,683,099	3,222,726
Prepaid expenses and other current assets	681,541	693,717
Assets of companies held for sale	51,221,301	52,316,429

Total Current Assets	56,732,851	58,626,653

FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION	7,800,953	8,414,561

OTHER ASSETS
Customer contracts and relationships, net of amortization	1,214,322	1,333,516
Other assets	875,324	934,191

	2,089,646	2,267,707

TOTAL ASSETS	$66,623,450	$69,308,921

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(CONTINUED)

	June 30,	March 31,
	2007	2007
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of convertible debentures	$9,790,425	$15,101,081
Note payable	1,100,000	-
Accounts payable and accrued expenses	9,003,708	8,557,629
Deferred revenue	600,000	600,000
Liabilities of companies held for sale	20,432,399	20,199,192

Total Current Liabilities	40,926,532	44,457,902

LONG-TERM LIABILITIES
Convertible debentures, net of unamortized debt discount and
current portion	6,389,095	2,892,751

Total Long-Term Liabilities	6,389,095	2,892,751

TOTAL LIABILITIES	47,315,627	47,350,653

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 20,035,425 shares authorized,
35,378 shares issued and outstanding at June 30, 2007 and March 31, 2007	35	35
Common stock, $.001 par value, 1,500,000,000 shares authorized,
775,079,608 and 692,477,518 shares issued and outstanding
at June 30, 2007 and March 31, 2007	775,080	695,592
Additional paid-in capital	100,792,618	98,533,886
Accumulated deficit	(82,259,910)	(77,271,245)

Total Stockholders' Equity	19,307,823	21,958,268

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,623,450	$69,308,921

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	June 30,
	2007	2006
REVENUES	$5,967,820	$8,197,498

OPERATING COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	3,564,786	4,770,713
Payroll, professional fees and related expenses (exclusive of stock compensation)	3,590,133	4,152,514
Office rent and expenses	152,373	205,139
Other general and administrative expenses	385,243	254,200
Depreciation and amortization	717,181	760,737
Stock compensation	200,553	485,091
Restructuring charges	-	281,635
Total Operating Costs and Expenses	8,610,269	10,910,029

OPERATING LOSS	(2,642,449)	(2,712,531)

INTEREST AND OTHER EXPENSE, NET	(630,725)	(503,651)

LOSS ON EXTINGUISHMENT OF DEBT	-	(409,601)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,273,174)	(3,625,783)
Provision for Income Taxes	-	-

LOSS FROM CONTINUING OPERATIONS	(3,273,174)	(3,625,783)

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations	(1,715,491)	(1,111,724)
Income tax benefit	-	-

LOSS FROM DISCONTINUED OPERATIONS	(1,715,491)	(1,111,724)

NET LOSS APPLICABLE TO COMMON SHARES	$(4,988,665)	$(4,737,507)

NET LOSS PER SHARE
Basic	$(0.0066)	$(0.0082)
Diluted	$(0.0066)	$(0.0082)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	754,536,951	580,059,290

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,988,665)	$(4,737,507)
Loss from discontinued operations	1,715,491	1,111,724
Loss from continuing operations	(3,273,174)	(3,625,783)
Items that reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	717,181	760,737
Noncash interest expense and loss on debt extinguishment	304,239	644,535
Common stock issued for services	200,553	521,091
Restructuring charges	-	281,635
Gain on the sale of fixed assets	(21,300)	-
Changes in assets and liabilities
Decrease in accounts receivable	539,627	725,522
Decrease in other assets	71,054	238,424
(Increase) decrease in net assets of companies held for sale	(143,700)	500,033
Increase (decrease) in accounts payable and
and accrued expenses	493,822	(2,318,254)
Increase in deferred revenue	-	600,000
	2,161,476	1,953,723

Net cash (used in) operating activities	(1,111,698)	(1,672,060)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	84,162	(328,735)
Purchase of certificate of deposit	-	(50,000)
Investing activities of discontinued operations	(87,013)	(1,931,651)

Net cash (used in) investing activities	(2,851)	(2,310,386)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common stock issuances	-	6,661,669
Borrowings/(payments) of debt, net	1,070,164	(3,600,000)
Financing activities of discontinued operations	(543,595)	(78,125)

Net cash provided by financing activities	526,569	2,983,544

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(unaudited)

	For the Three Months Ended
	June 30,
	2007	2006
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(587,980)	$(998,902)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,430,844	5,397,881

CASH AND CASH EQUIVALENTS - END OF PERIOD	2,842,864	4,398,979

LESS CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	(1,095,954)	(2,241,883)

CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$1,746,910	$2,157,096

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$6,614	$1,006,018

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

Amendment to convertible debenture maturity schedules	$5,288,656	$-
Retirement of convertible debentures and accrued interest with common stock	$1,967,908	$-
Amortization of SEDA deferred financing fees	$-	$147,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 1-ORGANIZATION

Overview

MobilePro Corp., incorporated under the laws of the State of Delaware in July 2000, is an integrated telecommunication services company that has delivered a comprehensive suite of voice and data communications services to its customers, including local exchange, long distance, enhanced data, Internet, cellular, and wireless broadband, through operations in three industry segments - voice services, Internet services and wireless networks. Together with its consolidated subsidiaries, Mobilepro Corp. is hereinafter referred to as “Mobilepro” or the “Company”.

The Company’s voice services segment has included the operations of CloseCall America, Inc. (“CloseCall”), a Stevensville, Maryland-based competitive local exchange carrier (a “CLEC”), Davel Communications, Inc. (“Davel”), a Cleveland, Ohio-based independent payphone provider, and American Fiber Network, Inc. (“AFN”), a CLEC based in Overland Park, Kansas. The Company’s Internet services segment has included DFW Internet Services, Inc. (“DFW”, doing business as Nationwide Internet), an Irving, Texas-based Internet services provider, its acquired Internet service provider subsidiaries, and InReach Internet L.L.C. (“InReach”), an Internet service provider based in Stockton, California. The Company’s municipal wireless networks operations were conducted primarily by a wholly owned subsidiary, NeoReach, Inc. (“NeoReach”), and its subsidiary, Kite Networks, Inc. (“Kite Networks”, formerly known as NeoReach Wireless, Inc.). The wireless networks segment also included the operations of the Company’s subsidiary, Kite Broadband, LLC (“Kite Broadband”), a broadband wireless service provider. Both Kite Networks and Kite Broadband are based in Ridgeland, Mississippi. . The corporate segment has included our Internet gaming subsidiary, ProGames Network, Inc. (“ProGames”), that we founded in December 2005.

On June 30, 2007, the Company entered into a Purchase Agreement (the “USA Agreement”) with United Systems Access, Inc. (“USA”), pursuant to which USA agreed to acquire all of the outstanding shares of CloseCall and AFN (the Company’s “CLEC Business”, which was previously included in the voice services business segment) and all of the outstanding shares of DFW and InReach (together these companies have comprised the Company’s Internet services provider business segment, or “ISP Business” - see Note 3).

On July 8, 2007, the Company entered into a Purchase Agreement (the “Gobility Agreement”) with Gobility, Inc. (“Gobility”), pursuant to which Gobility acquired all of the outstanding shares of NeoReach and Kite Networks, and all of the outstanding membership interests in Kite Broadband (together these companies have comprised the Company’s wireless networks business segment, or “Wireless Networks” - see Note 3).

Going Concern Uncertainty

The Company has historically lost money. The Company’s accumulated deficit at June 30, 2007 was $82,259,910. In the three months ended June 30, 2007, the Company incurred a net loss of $4,988,665. In the fiscal years ended March 31, 2007, 2006 and 2005, the Company sustained net losses of $45,898,288, $10,176,407 and $5,359,722, respectively. Over these periods, most of the acquired businesses of Mobilepro have experienced declining revenues. Although restructuring measures have reduced other operating expenses, the Company has been unable to reduce the corresponding costs of services. In addition, the Company has funded the start-up and operations of the municipal wireless networks and online gaming businesses without these companies achieving expected revenues. As a result, the amounts of cash used in operations during the three months ended June 30, 2007 and the fiscal year ended March 31, 2007 were $1,111,698 and $6,558,708, respectively. Future losses are likely to occur. Accordingly, the Company will continue to experience liquidity and cash flow problems if it is unable to improve its operating performance, to sell assets for cash, or to raise additional capital as needed and on acceptable terms.

In December 2006, the Company engaged an investment banking firm to assist in evaluating strategic alternatives for the wireless networks business conducted by its Kite Networks and Kite Broadband subsidiaries. Efforts to secure investment capital for this business or to find a willing buyer resulted in the Company selling these companies to Gobility. Despite obtaining lease financing and deferring payments to several large vendors, the Company was required to fund the operations of these businesses through the date of the sale. For the three months ended June 30, 2007, the net loss of this business segment was $1,983,293.

In March 2007, the Company announced that it had signed a definitive agreement for the merger of ProGames, its online gaming subsidiary, with and into Winning Edge International, Inc. Consummation of the transaction was subject to a number of closing conditions including the arrangement of financing that would have sustained the operations of the combined entity. Financing has not been arranged. As a result, the merger agreement was terminated and the Company continues to fund the operating costs of ProGames. The net loss incurred by ProGames in the three months ended June 30, 2007 was $232,289.

The operating losses incurred by Davel continue to adversely affect the consolidated operating results of the Company. As a result, we have intensified efforts to sell groups of payphones to other operators and to remove remaining unprofitable payphones. In June 2007, the Company sold approximately 730 operating payphones and received in excess of $200,000 in cash proceeds. Despite these actions, Davel incurred a net loss of $1,505,161 for the three months ended June 30, 2007.

To date, Cornell Capital Partners, L.P. (“Cornell Capital”) has been a significant source of capital for the Company, providing financing in several forms. During the fiscal year ended March 31, 2007, the Company borrowed funds under a series of convertible debentures. The total principal and accrued interest amounts owed to Cornell Capital under the debentures at June 30, 2007 were $16,199,650 and $428,789, respectively. Using shares of its common stock registered on Form S-3 in November 2006, the Company made principal and interest payments on the debentures that totaled $4,880,489 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of shares registered that related to the convertible debentures has been exhausted. Cornell Capital has agreed to delay additional installment payments until January 1, 2008 when the Company will be obligated to resume making total weekly principal payments of $375,000 plus accrued interest. Unless additional shares are registered by the Company under the Securities Act of 1933 (the “Securities Act”), shares acquired by Cornell Capital are tradable under Rule 144 of the Securities Act, or shares of the Company’s common stock are otherwise freely tradable by Cornell Capital without restriction, the Company will be required to make these payments in cash. However, in the event that the Company or Cornell Capital receives a legal opinion that Cornell Capital is eligible to sell shares of the Company’s common stock under Rule 144, the Company will be required to resume making weekly payments of principal and accrued interest with shares of its common stock in September 2007.

In April 2007, the Company announced that its Board of Directors had decided to explore potential strategic alternatives for the entire Company, and that it had received inquiries from potential buyers regarding the purchase of portions of its business. This initiative was undertaken with the goals of maximizing the value of the Company’s assets, returning value to the Company’s stockholders and eliminating the Company’s debt, particularly amounts payable to Cornell Capital.

The Company received letters of interest regarding the acquisition of the CloseCall, AFN and the Internet service provider businesses. As disclosed above, on June 30, 2007, the Company entered into an agreement to sell the CLEC and ISP Businesses to USA. The total purchase price of $30 million includes cash proceeds of approximately $21.9 million and convertible preferred stock valued at $8.1 million.

With the cash proceeds expected to be received by the Company from the sale of the CLEC and ISP Businesses, the Company intends to retire the Cornell Capital debentures, plus accrued interest, at the time that cash proceeds are received. In May 2007, the Company borrowed $1,100,000 from Cornell Capital under a promissory note in order to help bridge the Company’s cash flow shortfall until the sale of the CLEC Business is completed.

If the Company fails to permanently eliminate the cash requirements represented by the Wireless Networks Business, Davel and ProGames, and if a sale of the Wireline Business is not consummated on its negotiated terms by December 31, 2007, the Company will not have the ability to continue as a going concern beyond the third quarter of the current fiscal year without additional capital and a significant restructuring of the Cornell Capital debt. Although the consolidated financial statements have been prepared on a going-concern basis, the Company recorded substantial impairment charges at March 31, 2007 related to the goodwill of the Wireless Networks and ISP Businesses and certain fixed and intangible assets of Davel and Kite Networks.

Companies Held for Sale

The assets and liabilities of the businesses covered by the purchase agreements described above, including the Wireless Networks, CLEC and ISP Businesses, are summarized and classified as “held for sale” in the accompanying balance sheets at June 30, 2007 and March 31, 2007. In addition, the operating results of these businesses are included in discontinued operations in the accompanying statements of operations for the three months ended June 30, 2007 and 2006.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior-period financial statement balances have been reclassified to conform to the June 30, 2007 presentation.

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

These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring, and that are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results that will be achieved for the fiscal year ending March 31, 2008.

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

Davel also recognizes revenue related to non-coin dial-around calls that are initiated from a Company payphone in order to gain access to a specific long distance company or to make a standard toll free call. Revenue related to such dial-around calls is recognized initially based on estimates. The inter-exchange carriers have historically paid for fewer dial-around calls than are actually made and the collection period for dial-around revenue is generally four to six months, but can be in excess of one year. Most dial-around receivable amounts are received early in each calendar quarter from an industry clearinghouse organization, one quarter in arrears. For example, Davel received its dial-around receipts related to the quarter ended March 31, 2007 in July 2007, allowing it to adjust the first calendar quarter dial-around receivable amount included in the balance sheet at June 30, 2007 based on the actual collection experience. Davel’s estimate of revenue for the most recent calendar quarter is based on the historical analysis of calls placed and amounts collected. These analyses are updated on a periodic basis. Recorded amounts of revenue may be adjusted based on actual receipts and/or the subsequent revision of prior estimates. Total dial-around revenue amounts for the three months ended June 30, 2007 and 2006 were approximately $1,245,717 and $1,620,274, respectively.

In connection with the right to provide cellular-based services to users of personal data assistants (“PDAs”), the Company has the right to resell PDA equipment, software and related maintenance agreements to such customers. As the Company has no continuing obligations to the purchasers of such products, the Company generally records revenue related to the delivery of such products upon shipment.

Accounts Receivable

Dial-around receivable amounts included in the balance sheets at June 30, 2007 and March 31, 2007 were $2,471,043 and $2,856,629, respectively. During all periods presented, credit losses, to the extent identifiable, were generally within management’s overall expectations.

Financing Fees

The financing fees paid in May 2004 to Cornell Capital and others related to the negotiation of the Standby Equity Distribution Agreement (the “SEDA”) were deferred and, in the prior year, were amortized against additional paid-in-capital on a straight-line basis over the twenty-four (24) month term of the SEDA. These fees were paid with the issuance of 8,000,000 shares of Mobilepro common stock valued in the amount of $1,760,000. The Company recorded amortization of approximately $147,000 in the three months ended June 30, 2006, completing the amortization of the cost of the deferred asset.

Accounting for Stock Options and Warrants

The Company adopted SFAS 123R, effective April 1, 2006. The amounts of related compensation expense recorded and presented in the accompanying statements of operations for the three-month periods ended June 30, 2007 and 2006 were $200,553 and $485,091, respectively.

Property, Plant and Equipment

Depreciation expense is computed using the straight-line method during the estimated useful life of each asset. The amounts of depreciation related to continuing operations and included in the condensed consolidated statements of operations for the three months ended June 30, 2007 and 2006 were approximately $586,274 and $603,532, respectively.

Customer Location Contracts

Intangible assets include amounts paid to property location owners in connection with payphone installation contracts with net balances of $1,007,769 and $1,174,205 at June 30, 2007 and March 31, 2007, respectively. These other assets are amortized on a straight-line basis over their estimated useful lives based on contract terms (generally 5 years). Accumulated amortization related to these contracts at June 30, 2007 and March 31, 2007 was $1,352,367 and $1,261,428, respectively. Amortization expense related to location contracts was $130,908 and $157,206, respectively, for the three months ended June 30, 2007 and 2006.

Investments

During the year ended March 31, 2005, the Company provided certain management services to two emerging technology firms. As consideration, the Company received a non-affiliate equity interest in each firm. These investments were recorded in the amounts of $300,000 and $150,000, respectively, approximating the value of the services provided. The shares of common stock held by the Company are considered to be available-for-sale securities. If a decline in the fair value of these securities is judged by management to be other than temporary, the cost basis of the securities would be written down to fair value at that time. The cost basis of the common stock included in other assets at June 30, 2007 and March 31, 2007 was $443,281 and $450,000, respectively.

Accounts Payable and Accrued Liabilities

The accounts payable and accrued liabilities of continuing operations consisted of the following at the indicated dates:

	June 30, 2007	March 31, 2007
Accounts payable	$3,868,470	$4,169,687
Accrued location usage fees	2,185,891	1,800,991
Accrued restructuring costs	100,218	100,218
Accrued compensation	501,874	449,021
Accrued interest expense	446,871	161,950
Other accrued liabilities	1,900,384	1,875,762
Totals	$9,003,708	$8,557,629

NOTE 3-DISPOSITION OF BUSINESSES

Sale of the ISP and CLEC Businesses

On June 30, 2007, the Company entered into a Purchase Agreement with USA, pursuant to which USA agreed to acquire all of the outstanding shares of CloseCall, AFN, DFW and InReach. The USA Agreement was subsequently amended to extend the closing date for the sale of the ISP Business until July 17, 2007. The closing for the CLEC Business will take place following receipt of the necessary regulatory approvals. Until the closing, USA will manage the CLEC Business pursuant to a management agreement entered into with USA (the “USA Management Agreement”).

The total purchase price for the ISP and CLEC Businesses is $30.0 million, consisting of $21.9 million in cash and $8.1 million in convertible preferred stock of USA (the “USA Preferred”). The 8,100 shares of USA Preferred is convertible into 7.5% of the outstanding common stock of USA and can be redeemed for $8.1 million in cash, at the option of the Company, anytime following the third anniversary of the closing of the CLEC Business. Prior to that time, USA has the option to redeem all of the unconverted USA Preferred for $12,960,000.

Upon the closing of the sale of the ISP Business on July 18, 2007, the Company received $2.5 million in cash, a $2 million note, which is payable upon the earlier of the closing of the CLEC Business or January 1, 2008, and the $8.1 million of USA Preferred. The loss incurred in connection with this sale, if any, is not expected to be significant.

Sale of the Wireless Networks Business

On July 8, 2007, the Company entered into a Purchase Agreement with Gobility, pursuant to which Gobility acquired all of the outstanding shares of Neoreach and Kite Networks, and all of the outstanding membership interests in Kite Broadband. The purchase price was $2.0 million, paid in the form of a debenture that is convertible into shares of Gobility common stock (the “Gobility Debenture”) at a rate of $5.00 per share, or such lower price, if Gobility issues common stock or securities convertible into common stock at a price that is less than $5.00 per share. Unless converted, the Gobility debenture is due July 8, 2009 with annual interest at 8%. The Company expects to recognize a gain on the sale of Wireless Networks of approximately $1.1 million, net of income tax, in the second fiscal quarter ending September 30, 2007.

Under the terms of the Gobility Debenture, Gobility is required to raise at least $3.0 million in cash no later than August 15, 2007. If Gobility defaults on the financing obligation under the Gobility Debenture, the Company will have the right but not the obligation to repurchase the Wireless Networks business with the surrender of the Gobility Debenture and the payment of nominal additional consideration. In this case, the gain described above would be reversed.

Discontinued Operations

Revenues, operating costs and expenses, and other income and expense attributable to the Wireless Networks, ISP and CLEC Businesses have been aggregated to a single line, loss from discontinued operations, in the condensed consolidated statements of operations for all periods presented. The Company has no income taxes due to operating losses incurred for tax purposes. No interest expense, other than amounts relating to the capital leases or other debt recorded by the discontinued businesses, has been allocated to discontinued operations.

The revenues and the net losses of discontinued operations were as follows:

	Three Months Ended June 30,
	2007	2006
Revenues	$15,010,201	$15,145,288
Loss from discontinued operations before disposal	$(1,715,491)	$(1,111,724)
Estimated loss on disposal	—	—
Loss from discontinued operations	$(1,715,491)	$(1,111,724)

Assets and liabilities associated with the Wireless Networks, ISP and CLEC Businesses have been segregated from continuing operations and presented separately as assets of companies held for sale and liabilities of companies held for sale in the condensed consolidated balance sheets at June 30, 2007 and March 31, 2007. The major classifications of such assets and liabilities were as follows:

	June 30 2007	March 31 2007
Cash and cash equivalents	$1,095,954	$1,437,063
Restricted cash	1,904,864	1,798,200
Accounts receivable, net	5,191,255	5,387,772
Prepaid expenses and other current assets	2,423,693	2,401,464
Fixed assets, net	9,804,550	10,368,844
Goodwill, net of impairment	29,547,074	29,547,074
Customer contracts and relationships, net	495,179	593,734
Other assets	758,732	782,278
Assets of companies held for sale	$51,221,301	$52,316,429

Accounts payable and accrued expenses	$11,806,070	$11,222,807
Deferred revenue	3,666,480	3,864,518
Notes payable and other long-term liabilities	4,959,849	5,111,867
Liabilities of companies held for sale	$20,432,399	$20,199,192

NOTE 4-IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

The goodwill included in assets of companies held for sale at June 30, 2007 and March 31, 2007 was recorded in connection with the series of acquisitions completed by the Company since January 1, 2004. Generally accepted accounting principles require that the Company assess the fair value of goodwill amounts relating to acquired entities at least annually in order to identify any impairment in the values. However, on a quarterly basis, management is alert for events or circumstances that would indicate that, more likely than not, the fair value amounts of goodwill for reporting segments have been reduced below the corresponding carrying amounts. If there is a determination that the fair value of an acquired entity is less than the corresponding net assets amount, including goodwill, an impairment loss would be identified and recorded at that time.

During the fiscal year ended March 31, 2007, the Wireless Networks business, the ISP Business and Davel did not perform as expected. In addition, as discussed above, the Company was engaged in negotiations for the sale of all of these businesses. As a result, management reviewed the carrying values of the assets of these businesses at March 31, 2007 and determined that adjustments for goodwill and other asset impairment were appropriate. The Company recorded impairment charges in the total amount of $25,185,098 at March 31, 2007, including $17,745,303 representing the entire amount of goodwill and other intangible assets related to Wireless Networks, $4,384,000 relating to the goodwill of the ISP Business, $1,482,000 relating to certain deployed wireless network equipment of Kite Networks, and $1,573,795 relating to certain payphone equipment and location contracts of Davel. The Company had previously recorded goodwill impairment charges related to the ISP Business including $348,118 in the fiscal quarter ended June 30, 2006; this amount is included in the loss from discontinued operations for the three months ended June 30, 2006. Management does not believe that additional goodwill impairment charges are required at June 30, 2007.

NOTE 5-DEBT

Debt Maturities

A summary of the balances owed under the debentures, capital leases, notes payable, and other long-term liabilities of continuing operations at June 30, 2007 and March 31, 2007 was as follows:

	June 30, 2007	March 31, 2007
Amended Debenture issued to Cornell Capital	$12,578,828	$12,649,650
Secured Debentures issued to Cornell Capital	3,620,822	5,500,000
Notes payable to Cornell Capital	1,100,000	-
Other notes payable and long-term obligations	118,500	138,500
	17,418,150	18,288,150
Less: Unamortized debt discounts	(138,630)	(294,318)
Less: Amounts due within one year	(10,890,425)	(15,101,081)
Long-term portion of debt	$6,389,095	$2,892,751

Based on the current terms of the Cornell Capital debentures, as amended, the entire long-term portion of debt at June 30, 2007 will become due for payment in the twelve-month period ending June 30, 2009.

The Secured Debenture Agreement

On August 28, 2006, the Company entered into a financing agreement with Cornell Capital that provided $7.0 million in debt financing with the proceeds received in a series of four closings (the “Secured Debenture Agreement”). At each closing, the Company issued Cornell Capital a 7.75% secured convertible debenture in the gross amount for the closing, convertible into shares of common stock at $0.174 per share. The Company received cash proceeds of $6,495,000, net of financing fees of $505,000. In addition, Cornell Capital was issued warrants to purchase 10,000,000 additional shares of common stock at an exercise price of $0.174 per share, as amended.

The debentures issued pursuant to the Secured Debenture Agreement were recorded in the balance sheet net of unamortized debt discounts reflecting the fair market values of the debentures on the dates of issuance after allocating a like amount of proceeds to the related warrants. The discount amounts are being amortized as charges to interest expense over the terms of the related debentures. The total unamortized amount of debt discounts at June 30, 2007 was $16,914.

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

Under the terms of the Secured Debenture Agreement, as amended, the Company has agreed to make weekly principal payments of at least $125,000 in satisfaction of the remaining principal commencing January 1, 2008, with interest on the outstanding principal balance payable at the same time. However, in the event that the Company or Cornell Capital receives a legal opinion that Cornell Capital is eligible to sell shares of the Company’s common stock under Rule 144 of the Securities Act of 1933, the Company will be required to resume making weekly payments of principal and accrued interest with shares of its common stock in September 2007.

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

On June 30, 2006, the Company entered into an amended secured convertible debenture in the amount of $15,149,650 with Cornell Capital (the “Amended Debenture”), replacing the Debenture. The Company has the right to make any and all principal and interest payments by issuing shares of its common stock to Cornell Capital provided that all such shares may only be issued by the Company if such shares are tradable under Rule 144 of the Securities Act of 1933 (the “Securities Act”), are registered for sale under the Securities Act, or are freely tradable by Cornell Capital without restriction. The amount of such shares shall be based upon the lower of $0.275 per share or 93% of the average of the two lowest daily volume weighted average per share prices of the Company’s common stock during the five days immediately following the scheduled payment date. Cornell Capital may convert all or any part of the unpaid principal and accrued interest owed under the Amended Debenture into shares of our common stock at a conversion price of $0.275 per share. The Amended Debenture is secured by a blanket lien on our assets. Like the Debenture, the Amended Debenture bears interest at an annual rate of 7.75%. The conversion price of the Amended Debenture may be adjusted if the Company issues additional equity or instruments convertible into equity in connection with a transaction such as a stock dividend or a stock split pursuant to a formula included in the Amended Debenture.

In connection with the issuance of the Debenture, the Company issued to Cornell Capital a five-year warrant, as modified, to purchase 15,000,000 shares of its common stock at an exercise price of $0.20 per share (the “Warrant”). In connection with the issuance of the Amended Debenture, Cornell Capital was issued a warrant, as modified, to purchase 13,750,000 shares of the Company’s common stock at a purchase price of $0.20 per share (the “Additional Warrant”). This Additional Warrant will expire in November 2007.

The face amount of the Amended Debenture was recorded initially in the balance sheet net of unamortized debt discount of $319,000. During the quarter ended September 30, 2006, the fair value of the Additional Warrant was recalculated based on its reset terms resulting in an increase to such value of $192,500. The net amount of the Amended Debenture at March 31, 2007 reflected the fair market value after allocating additional proceeds in the amount of $192,500 to the Additional Warrant. The increased discount on the Amended Debenture is being amortized as a charge to interest expense over the term of the Amended Debenture. The unamortized debt discount amount at June 30, 2007 was $121,714.

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

Under the terms of the Amended Debenture, as revised, the Company has agreed to make weekly scheduled principal payments of at least $250,000 commencing January 1, 2008 with interest on the outstanding principal balance payable at the same time. However, in the event that the Company or Cornell Capital receives a legal opinion that Cornell Capital is eligible to sell shares of the Company’s common stock under Rule 144 of the Securities Act of 1933, the Company will be required to resume making weekly payments of principal and accrued interest with shares of its common stock in September 2007.

Availability of Registered Shares

The Company filed a registration statement on Form S-3 on October 12, 2006 covering the resale of a total of 404,474,901 shares of the Company’s common stock by various selling stockholders, including 55,089,635 shares that may be issued to Cornell Capital under the Amended Debenture, 120,689,655 shares related to convertible debentures issued under the Secured Debenture Agreement, and 38,750,000 shares related to the corresponding stock warrants. This registration statement was declared effective by the SEC, enabling the Company’s use of common stock to make installment payments to Cornell Capital under the various debentures. As of May 10, 2007, the Company has issued all of the approximately 175,779,000 shares covered by the registration statement relating to the convertible debentures. At June 30, 2007, the total remaining principal balance payable to Cornell Capital under the convertible debentures and the total amount of related accrued interest were $16,199,650 and $428,789, respectively.

The Debentures - Interest Expense

For the three months ended June 30, 2007 and 2006, the amounts of interest expense related to the debentures issued to Cornell Capital, and included in the accompanying condensed consolidated statements of operations based on the stated interest rates, were $321,196 and $289,829, respectively.

Interest expense amounts included in the accompanying consolidated statements of operations for the current and prior year periods also included total debt discount amortization related to the debentures issued to Cornell Capital. Such amounts were $155,689 and $97,139, respectively, for the three months ended June 30, 2007 and 2006.

The discounts provided to Cornell Capital in connection with the issuance of shares of common stock in satisfaction of principal and interest payments due under the convertible debentures were charged to interest expense. Such interest expense was $131,551 for the three months ended June 30, 2007.

Notes Payable to Cornell Capital

In May 2007, the Company borrowed $1,100,000 from Cornell Capital under a one-year promissory note that bears an annual interest rate of 12% for the first six months of its term and an annual rate of 15% thereafter. This promissory note and the accrued interest were repaid in July 2007. Interest expense was $18,082 for the three months ended June 30, 2007.

During the two-year period ended March 31, 2006, the Company borrowed amounts from Cornell Capital that totaled $31,500,000 pursuant to a series of promissory notes with maturities of one-year or less and annual interest rates ranging from 8% to 12%. A remaining total principal balance of $3,600,000, plus accrued interest of $392,953, was owed to Cornell Capital at March 31, 2006. These amounts were paid during the quarter ended June 30, 2006 with cash provided by the Company’s operating units. Interest expense related to the notes payable to Cornell Capital, based on the stated rates of interest and included in the accompanying consolidated statements of operations for the three months ended June 30, 2006 was $25,074.

Capital Leases of Discontinued Operations

Mobilepro Corp. remains the co-lessee on certain capital equipment leases of Kite Networks that were assumed by Gobility under the terms of the Gobility Agreement. The lease terms range from 24 to 36 months. The outstanding principal amounts of the capital leases are included in liabilities of companies held for sale at June 30, 2007 and March 31, 2007 in the accompanying balance sheets. In the event that Kite Networks defaults on the leases, it is probable that the lessors will demand payment from Mobilepro Corp.

At June 30, 2007, a summary of the future scheduled payments of the capital leases was as follows:

The twelve months ending —
June 30, 2008	$2,559,645
June 30, 2009	2,209,772
June 30, 2011	377,958
5,147,375
Less - Interest portions	(628,226)
Capital leases - principal portions	$4,519,149

Aggregate lease proceeds in the amount of approximately $1,188,000 were used to purchase certificates of deposit (including $126,000 in April 2007) that are pledged to secure the lease obligations; these amount are included in the balance of assets of companies held for sale in the condensed consolidated balance sheets at June 30, 2007 and March 31, 2007.

NOTE 6-STOCKHOLDERS’ EQUITY

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

The discounts under this arrangement that were provided to Cornell Capital upon the sale of shares of common stock amounted to $137,795 in the three months ended June 30, 2006, and were included in interest expense.

Common Stock Transactions in the Three Months Ended June 30, 2007

In the three months ended June 30, 2007, the Company issued 82,602,090 shares of its common stock in satisfaction of $1,920,164 in principal and $47,743 in accrued interest owed to Cornell Capital pursuant to various debentures.

Common Stock Transactions in the Three Months Ended June 30, 2006

During the three months ended June 30, 2007, the Company issued 22,000,000 shares of common stock to the escrow agent under the requirements of the SEDA. The termination of the SEDA in May 2006 resulted in the return of 3,413,367 shares of common stock to the Company by Cornell Capital. The return of the shares was recorded in October 2006.

In April 2006, the Company issued 6,021,624 shares of its common stock to a former officer pursuant to the exercise of a stock warrant.

In June 2006, the Company issued 200,000 shares of its common stock, valued at $36,000, in connection with an agreement with an investment banking firm.

Stock Options and Warrants

The stockholders of the Company have approved the issuance of 30,000,000 shares of common stock in connection with stock options granted pursuant to the 2001 Equity Performance Plan (the “2001 Plan”). In addition, the Company has issued options and warrants to purchase common stock to key personnel pursuant to specific authorization of the board of directors outside the scope of the 2001 Plan. The following tables summarize the stock option activity and the warrant activity for the three months ended June 30, 2007:

		Weighted-Average
Stock Options —	Number of Options	Exercise Price
Outstanding - March 31, 2007	3,877,000	$0.2170
Granted	-	$-
Exercised	-	$-
Cancelled	(133,334)	$0.2600
Outstanding - June 30, 2007	3,743,666	$0.2034

Exercisable - June 30, 2007	2,475,306	$0.2164

		Weighted-Average
Stock Warrants —	Number of Warrants	Exercise Price
Outstanding - March 31, 2007	122,905,634	$0.1597
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding - June 30, 2007	122,905,634	$0.1597

Exercisable - June 30, 2007	111,987,242	$0.1650

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

Effective April 1, 2006, the Company adopted the provisions of SFAS 123R that require companies to record the compensation cost associated with stock options and warrants. As required by SFAS 123R, the Company determined the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The model used by the Company in order to determine the fair values of the stock options and warrants awarded since April 1, 2006 and those previously awarded options and warrants with unvested portions at March 31, 2006 continues to be the Black-Scholes model. The Company used the prospective method in order to adopt this accounting standard. Accordingly, the operating results for the prior-year periods were not restated. Compensation expense is being recorded related to new awards and the unvested stock options and warrants at March 31, 2006 on a straight-line basis over the applicable vesting periods. Such expense was $200,553 and $485,091 for the three months ended June 30, 2007 and 2006, respectively.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the three months ended June 30, 2007 and 2006:

	2007	2006
Dividend yield	-%	-%
Expected volatility	60%	60%
Risk-free interest rate	4.00%	4.00%
Expected term (in years)	10.00	10.00

NOTE 7-BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted income (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effects of the assumed exercise of outstanding stock options and warrants and the assumed conversion of the Debenture and other convertible notes payable for the three-month periods ended June 30, 2007 and 2006 were anti-dilutive as the Company incurred net losses in these periods.

NOTE 8-LITIGATION

During the three months ended June 30, 2007, the Company was party to the following material legal proceedings.

1) At the time that the Company acquired 95.2 % of the stock of Davel, Davel was a defendant in a civil patent infringement lawsuit captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., filed in the United States District Court for the Eastern District of Pennsylvania. The case is in the discovery phase of the litigation. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls and is seeking damages in connection with the alleged infringements. Davel does not believe that the allegations set forth in the complaint are valid and Davel filed a Motion for Summary Judgment, which remains pending before the court. According to the terms of the Davel acquisition agreement, the former secured lenders, subject to certain limitations, have agreed to reimburse the Company for the litigation costs and any losses resulting from the Gammino lawsuit from future regulatory receipts that were assigned previously to them by Davel. Any such regulatory receipts are deposited into a third-party escrow account and are used to reimburse the Company for costs incurred. The secured lenders are not required to fund the escrow account or otherwise reimburse the Company for amounts, if any, in excess of actual regulatory receipts collected. Any amount remaining in the escrow account at the conclusion of the litigation is to be returned to the former secured lenders. The Company has received significant regulatory receipts that are being held in escrow. These funds can be used to reimburse the Company for costs, including legal fees, incurred in the defense or settlement of this litigation. The Company believes that there are sufficient funds in the escrow account to pay both its legal defense costs and any potential judgment that the Company believes could reasonably be expected.  This $7.5 million claim represents exposure to the Company in the event that escrowed regulatory receipts are insufficient to cover any potential judgment against the Company should it be found liable for the full monetary amount of the claim.

2) On August 6, 2006, the Company was served with a summons and complaint filed in the Superior Court of the State of Arizona in Maricopa County in the matter captioned Michael V. Nasco, et. al. vs. MobilePro Corp., et. al. which makes claims arising out of the acquisition by the Company of Transcordia, LLC. The plaintiff alleges breach of contract, fraud, relief rescission, failure to pay wages and unjust enrichment and seeks damages in excess of $3 million. On or about November 7, 2006, the Company filed a motion to dismiss arguing lack of standing and corporate existence. The motion to dismiss was subsequently denied by the Court and the matter is in the discovery stage. The Company believes that it has meritorious defenses to the alleged claims and intends to vigorously defend itself in this matter. Notwithstanding the foregoing, in the event that its defenses were not successful, the Company believes that any potential exposure related to the claims alleged against the Company is not likely to be material.

3) On April 17, 2007, the Supreme Court of the United States issued an opinion in the case captioned Global Crossing Telecommunications, Inc. v. Metrophones Telecommunications, Inc. on Certiorari from the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit" and the "Metrophones Case"), No. 05-705, in which it upheld the Ninth Circuit's decision that independent payphone providers have a private right of action to pursue recovery in federal court from telecommunication carriers who fail to pay dial around compensation. The ruling in the Metrophones Case permits litigation to resume that has been pending in federal district court against AT&T Corporation, Sprint Communications Company, LP and Qwest Communications, Inc. (the "Defendants") for non-payment of dial around compensation. Davel Communications, Inc. and certain of Davel's subsidiaries (collectively, the "Davel Entities") are directly or indirectly plaintiffs in the federal district court cases against the Defendants. Although the federal district court case has been pending since 1999, the litigation remains in its preliminary phases. As a result, the Company cannot predict the likelihood of success on the merits, the costs associated with the pursuit of the claims, the timing of any recovery or the amount of recovery, if any. However, the industry representing a group of independent payphone providers, including the Davel Entities, has recently prevailed in a similar Federal Communications Commission administrative proceeding against another carrier for non-payment of dial-around compensation using a similar damages model which was accepted and pursuant to which the Federal Communications Commission assessed pre-judgment interest (the "Similar Litigation"). The Similar Litigation is being appealed to the U.S. Court of Appeals for the District of Columbia. Based upon our damages model in the Similar Litigation, we estimate that the amount in controversy for the Davel Entities against the Defendants extends well into the eight figures, but any recovery is conditioned on, among other things (i) prevailing on the merits at trial; (ii) having the Davel Entities' damages model and other claims approved in whole or in large part; and (iii) prevailing on any appeals that the Defendants may make. As evidenced by the eight years that this litigation has been in process, the Defendants have shown an interest in stretching the duration of the litigation and have the means to do so. Although the Davel Entities could ultimately benefit (in an absolute sense, although not necessarily on a present value basis) from this delay in the event that pre-and/or post-judgment interest (awarded at 11.25% per annum in the Similar Litigation) is assessed against the Defendants and the potential award of attorneys' fees and/or other remedies (in addition to compensatory damages) if the Davel Entities prevail, such delay will result in a deferral of the receipt of any cash to the Davel Entities.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following is a discussion and analysis of our results of operations for the three-month periods ended June 30, 2007 and 2006, our financial condition at June 30, 2007 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

Background

Beginning in early calendar year 2004, we built a broadband wireless, telecommunications, and integrated data communication services company that, at June 30, 2007, delivered a comprehensive suite of voice and data communications services, including local exchange, long distance, enhanced data, Internet, wireless and broadband services to our end-user customers.

At June 30, 2007, we marketed and sold our integrated communications services through nine branch offices in seven states and we serviced over 123,000 billed accounts representing over 211,000 equivalent subscriber lines including approximately 110,000 local and long-distance telephone lines, approximately 38,000 dial-up lines, approximately 5,000 DSL lines, approximately 25,000 fixed and mobile wireless lines, approximately 6,000 cellular lines and the remaining are other Internet-related accounts. We own and operate approximately 22,200 payphones located predominantly in 44 states and the District of Columbia. Most of our subscribers are residential customers.

Historically, our revenues have been generated through three of our four business reporting segments:

Wireless Networks
Our broadband wireless network deployment efforts have been conducted by our wholly owned subsidiary, NeoReach, Inc., (“NeoReach”), and its subsidiary, Kite Networks, Inc. (“Kite Networks,” formerly, NeoReach Wireless, Inc.). This segment has also included the operations of Kite Broadband, LLC (“Kite Broadband”), a wireless broadband Internet service provider located in Ridgeland, Mississippi.

Voice Services
Our voice services segment has been led by CloseCall America, Inc. (“CloseCall”), a competitive local exchange carrier (“CLEC”, which is a term applied under the Telecommunications Act of 1996 to local telephone companies which compete with incumbent local telephone companies) based in Stevensville, Maryland; American Fiber Network, Inc. (“AFN”), a CLEC based in Overland Park, Kansas; and Davel Communications, Inc. (“Davel”), an independent payphone provider based in Cleveland, Ohio. CloseCall offers its customers a full array of telecommunications products and services including local, long-distance, 1-800-CloseCall anytime/anywhere calling, digital wireless, high-speed telephone (voice over IP), and dial-up and DSL Internet services. AFN is licensed to provide local access, long distance and/or Internet services throughout the United States. Davel is one of the largest independent payphone operators in the United States.

Internet Services
Our Internet services segment included DFW Internet Services, Inc. (“DFW”, doing business as Nationwide Internet), an Internet services provider (“ISP”) based in Irving, Texas, its acquired Internet service provider subsidiaries and InReach Internet, Inc. (“InReach”), a full service ISP located in Stockton, California that we acquired on November 1, 2005. Our Internet services segment provides dial-up and broadband Internet access, web-hosting services, and related Internet services to business and residential customers in many states.

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

Prior to January 2004, we were a development stage company. Although we were incorporated approximately seven years ago, we have undergone a number of changes in our business strategy and organization. In June 2001, we focused our business on the integration and marketing of complete mobile information solutions to meet the needs of mobile professionals. In April 2002, we acquired NeoReach and shifted our focus toward solutions supporting the third generation wireless market that provides broadband to allow faster wireless transmission of data, such as the viewing of streaming video in real time. We shifted our business strategy again in December 2003 with a new management team, expanding significantly the scope of our business activity to include Internet access services, local and long distance telephone services and the ownership and operation of payphones. In 2005, we began to invest in the business of deploying broadband wireless networks and providing wireless network access services in wireless access zones to be primarily located in municipality-sponsored areas. As indicated above, we entered these businesses primarily through acquisitions. We completed twenty-two (22) acquisitions during this period.

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

DFW has been the principal operating subsidiary within our Internet services division. On January 20, 2004, we acquired DFW. From that time, we acquired nine additional Internet service businesses that have operated as subsidiaries of DFW and, on November 1, 2005, we acquired the business of InReach.

On October 15, 2004, we closed our acquisition of CloseCall. One month later, we closed our acquisition of Davel. On June 30, 2005, we acquired AFN.

In June 2005, we participated in the formation of Kite Broadband, a wireless broadband Internet service provider, resulting in an initial 51% ownership of this venture. On January 31, 2006, we acquired the remaining 49% of Kite Broadband and 100% of the outstanding common stock of Kite Networks, Inc.

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

Geographic Markets

Through our various businesses, we provide service to customers located throughout the United States. However, certain portions of our consolidated business are concentrated in certain geographic markets. For example, the business of CloseCall is concentrated in the mid-Atlantic region of the country. Although Davel has payphones located across the United States 13,800 or 62.2%, of the payphones are located in warm climate states of the southwest, southeast and west; 8,400 or 37.8% of the payphones are located in midwest, northwest, and northeast sections of the country, with usage during the winter months thereby negatively affected by the cold climate. The Internet services business provides service to customers that are primarily located in the states of Texas, Arizona, Louisiana, Kansas, Missouri, Wisconsin, Ohio, Washington and California.

Current Business Conditions

Our acquisition strategy of the last four years was executed with one primary objective being the establishment of a viable telecommunications company with sufficient credibility to be considered for selection by cities for the deployment, ownership and management of broadband wireless networks. The effectiveness of our business plan execution was initially confirmed by the selection by Tempe, Arizona, of Kite Networks (formerly NeoReach Wireless) for its network. Subsequently, we were selected by several other cities for the deployment, ownership, and management of such networks and have substantially completed city-wide wireless networks deployments in Farmers’ Branch, Texas, and Longmont, Colorado

However, most of our acquired businesses experienced declining revenues. Although restructuring measures helped to control other operating expenses, we have been unable to reduce the corresponding costs of services sufficiently to maintain profitability. In addition, we have funded the start-up and operations of the municipal wireless networks and online gaming businesses without these companies achieving expected revenues.

As a result, our business has historically lost money. Our accumulated deficit at June 30, 2007 was $82,259,910. In the quarter ended June 30, 2007, we sustained a net loss of $4,988,665. In the fiscal years ended March 31, 2007, 2006 and 2005, we sustained net losses of $45,898,288, $10,176,407 and $5,359,722, respectively. As a result, the amounts of cash used in operations during the fiscal quarter ended June 30, 2007 and the fiscal year ended March 31, 2007 were $1,111,698 and $6,558,708, respectively. Future losses are likely to occur. Accordingly, we are likely to continue to experience liquidity and cash flow problems if we are unable to improve the Company’s operating performance, to raise additional capital as needed and on acceptable terms, or to sell assets for cash.

The ramp-up time from selection to the completion of a municipal wireless network deployment can be protracted. As a result, we incur significant costs related to each deployment before any significant revenues are expected. Generally, the addition of wireless network subscribers has occurred more slowly than expected. As a result, we have realized that it may take up to 2 years or more for deployed networks to achieve positive cash flows. There can be no assurance that any deployment will achieve positive cash flow. Although this business contributed revenues of $133,318 in the current quarter (revenues were insignificant in the prior year), operating costs for Kite Networks were approximately $1,274,000 in the quarter ended June 30, 2007 before depreciation expense. The capital equipment costs for the completed networks in Tempe, Arizona; Farmers’ Branch, Texas; Longmont, Colorado, and other scheduled deployments have approximated $13.0 million. To date, the cash needs of this business have been substantially funded through borrowings by Mobilepro Corp. from Cornell Capital under a variety of debt instruments and over $5 million in equipment lease financing. Kite Networks has also been provided extended payment terms by certain significant equipment suppliers. However, we realized that sufficient funds will not be available from these existing sources for Kite Networks to effectively continue the execution of its current business plan. As a result, we commenced the search for capital as described below during the fourth quarter of the fiscal year 2007.

The business of Kite Broadband is experiencing declining revenues. Revenues for the most recent quarter were approximately $2,573,000 representing a 24.0% decline over the last 21 months. Costs of sales consist substantially of payments due Sprint for network services, which costs are mostly fixed. Although a substantial portion of the management cost of this business is now borne by Kite Networks, the declining revenues and the fixed costs of the services provided by Sprint have adversely affected the cash flows of this business.

In December 2006, we engaged an investment banking firm to assist in evaluating strategic alternatives for the wireless networks business conducted by its Kite Networks and Kite Broadband subsidiaries. Efforts to secure investment capital for this business or to find a willing buyer resulted in the sale of the wireless networks business to Gobility, Inc. (“Gobility”) on July 8, 2007. The purchase price was $2.0 million, paid with a debenture convertible into shares of common stock of Gobility. However, under the terms of the debenture, Gobility is required to raise at least $3.0 million in cash no later than August 15, 2007. If Gobility defaults on the financing obligation under the debenture, we will have the right but not the obligation to repurchase the wireless networks business with the surrender of the debenture and the payment of a nominal additional amount.

Many of the other companies that we have acquired have also experienced declining revenues. For example, over 80% of the customers of our Internet services business are subscribers to dial-up service. The revenues of this business segment have declined from a level of approximately $4,220,433 for the three months ended June 30, 2006, to approximately $3,193,000 for the three months ended June 30, 2007, a decline of approximately 24.3%. Likewise, the pay telephone business is declining due primarily to the public’s increasing usage of competitive technologies. Revenues for Davel for the quarter ended June 30, 2007 were approximately $5,968,000 compared with revenues of approximately $8,197,000 for the corresponding quarter of the prior year, a decline of 27.2%.

The declining revenues of these businesses, without proportional decreases in the costs of such services, and the operating costs of Kite Networks are the major causes of our operating losses and unfavorable cash flows from operations. As a result and as discussed above, we are engaged in various stages of negotiation with parties who have expressed interest in acquiring certain other portions of our business.

During the fourth quarter of the prior year, we also engaged in extensive negotiations with a company that intended to purchase Davel, the Company’s payphone operator. The negotiations did not result in a transaction. As a result, the losses incurred by Davel continue to adversely affect our consolidated operating results. However, in June 2007, we completed the sale of approximately 730 operating payphones to an unaffiliated payphone operator and received over $200,000 in cash proceeds. Currently, we are engaged in negotiations for the sale of additional operational payphones.

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

To date, Cornell Capital Partners, L.P. (“Cornell Capital”) has been a significant source of capital for us, providing financing in several forms. During fiscal 2007, we borrowed funds under a series of convertible debentures. The total amount owed to Cornell Capital under the debentures at March 31, 2007 was $18,149,650. In May 2007, we borrowed $1,100,000 from Cornell Capital under a promissory note in order to help bridge our cash flow shortfall during the first quarter. This promissory note and accrued interest were repaid in July 2007. Using shares of our common stock registered on Form S-3 in November 2006, we made principal and interest payments on the debentures that totaled $4,880,489 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of registered shares available for the conversion of the debentures has been exhausted. Cornell Capital has agreed to delay additional installment payments until January 2008 when we will be obligated to resume making total weekly principal payments of $375,000 plus accrued interest. Unless additional shares are registered by the Company under the Securities Act of 1933 (the “Securities Act”), shares acquired by Cornell Capital are tradable under Rule 144 of the Securities Act, or shares of our common stock are otherwise freely tradable by Cornell Capital without restriction, we will be required to make these payments in cash. However, in the event that the Company or Cornell Capital receives a legal opinion that Cornell Capital is eligible to sell shares of the Company’s common stock under Rule 144, the Company will be required to resume making weekly payments of principal and accrued interest with shares of its common stock in September 2007.

Strategic Direction

In April 2007, we announced that our Board of Directors had decided to explore potential strategic alternatives for the entire Company, and that it had received inquiries from potential buyers regarding the purchase of portions of its business. This initiative was undertaken with the goals of maximizing the value of our assets, returning value to our stockholders and eliminating the Company’s debt, particularly amounts owed to Cornell Capital which exceeded $17.7 million at June 30, 2007.

We received letters of interest regarding the acquisition of the CloseCall, AFN and the Internet service provider businesses (the “Wireline Businesses”) and several potential purchasers conducted due diligence activities. This process resulted in the execution of an agreement to sell the Wireline Businesses to United Systems Access, Inc. (“USA”) on June 30, 2007 (the “USA Purchase Agreement”). Pursuant to the USA Purchase Agreement, we closed the sale of the Internet service provider companies to USA on July 18, 2007, and received cash proceeds of $2,500,000, a promissory note for $2,000,000 and preferred stock of USA convertible into 7.5% of the fully diluted shares of USA’s common stock valued at $8.1 million. Simultaneously, we used $2,000,000 of this cash to pay down principal and accrued interest owed to Cornell Capital under the promissory note and debentures.

The sale of CloseCall and AFN requires the receipt of certain state regulatory approvals before it can be completed. The receipt of all of the approvals may not occur until the end of calendar 2007. In the meantime and pursuant to a management agreement that was signed in July 2007 (the “USA Management Agreement”), USA shall operate the businesses, retain any cash provided by the operations of these companies and fund any cash requirements of the companies until the sale of these companies is completed. In addition, USA shall reimburse us for the amount of interest expense that accrues during the term of the USA Management Agreement related to the Cornell Capital debentures.

Upon the close and pursuant to the terms of the USA Purchase Agreement, we shall receive additional cash proceeds of $19.4 million, including payment of the $2.0 million promissory note. Using cash proceeds from the sale of the remainder of the Wireline Business, we expect to be in a position to retire the Cornell Capital debentures plus accrued interest.

If the sale of the Wireline Businesses is not completed in accordance with the negotiated terms, the Company will not have the ability to continue as a going concern beyond the third quarter of the current fiscal year without a significant restructuring of the Cornell Capital debt.

Discontinued Operations

In connection with the activities summarized above, we have reclassified the assets and liabilities of the Wireline Business and the wireless networks business as assets and liabilities related to companies held for sale in the consolidated condensed balance sheets at June 30, 2007 and March 31, 2007. In addition, we have classified the results of operations of these companies in discontinued operations in the consolidated condensed statements of operations for the three months ended June 30, 2007 and 2006.

Critical Accounting Policies

We consider the accounting policies related to the disposal of long-lives assets, discontinued operations, the valuation of goodwill and other intangible assets, transactions related to our debt and equity financing activity, and revenue and related cost recognition to be critical to the understanding of our results of operations. Critical accounting policies include the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. We prepare our financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

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

The Three Months Ended June 30, 2007 and 2006

Consolidated revenues of continuing operations (representing the revenues of Davel and ProGames) for the quarter ended June 30, 2007 were $5,967,820 compared with revenues of $8,197,498 in the prior year quarter, a decrease of 27.2%. Davel derives most of its operating revenues from coin revenue and “dial-around” revenues (intercarrier compensation paid to us by the providers of 800 and other toll-free numbers at the rate of 49.4 cents per call) that are generated by our communications services.

The proliferation of cell phone use by consumers has caused a continuous reduction in the use of payphones. As a result, the revenues of Davel continue to decline. In addition, the location of a significant number of payphones in areas of the country that are subject to severe winter weather contributes to the seasonality of this business. In order to attempt to maintain operating margins, we have reduced the number of payphones by removing those phones receiving minimal use and thereby eliminating the costs to support and maintain those phones. For example, Davel had an average of 24,911 payphones in operation during the quarter ended June 30, 2007, compared with an average of 34,208 payphones in operation during the quarter ended June 30, 2006, a decline of approximately 27.2%. Nonetheless, the cost of services for Davel (excluding depreciation and amortization) for the quarter ended June 30, 2007, expressed as a percentage of corresponding revenues, was 59.7% compared with a percentage of 58.2% in the first quarter of the prior fiscal year. The average monthly revenues per average payphone for the fiscal quarters ended June 30, 2007 and 2006 were $76.76 and $78.44, respectively, representing a decline of 2.1% between years.

The total operating costs and expenses of continuing operations for the quarter ended June 30, 2007, excluding the cost of services, depreciation and amortization, were $4,328,302, representing approximately 72.3% of consolidated revenues for the current quarter. Comparable operating costs and expenses of continuing operations for the quarter ended June 30, 2006, were $5,096,944, or 62.2% of consolidated revenues for the corresponding period. Included in the operating costs and expenses for each quarter were stock compensation expense amounts (recorded pursuant to the requirements of FAS 123R) of $200,553 and $485,091, respectively. Such costs for the prior year quarter also included a charge related to the write-off of investment banking fees of approximately $166,000. Depreciation and amortization expenses were $717,181 and $760,737 in the quarters ended June 30, 2007 and 2006, respectively, representing primarily the depreciation of the costs of deployed payphones and the amortization of payphone location contracts.  The operating costs and expenses of ProGames for the three months ended June 30, 2007 and 2006 were approximately $207,000 and $88,000, respectively.

Interest and other expense, net, was $630,725 for the quarter ended June 30, 2007 compared with $503,651 in the corresponding quarter of the prior fiscal year. During the current quarter, we retired principal owed under the Cornell Capital debentures in the amount of $1,950,000. However, in May 2007, we borrowed $1,100,000 from Cornell Capital pursuant to a promissory note bearing an annual interest rate of 12%. During the prior year quarter, we completed the retirement of notes payable to Cornell Capital. The major components of net interest and other expense for quarters ended June 30, 2007 and 2006 are presented in the following schedule.

Type of Debt	2007	2006
Convertible debentures (at stated rates)	$321,196	$289,829
Convertible debentures (debt discount amortization)	155,689	97,139
Convertible debentures (stock issuance discounts)	131,551	-
SEDA draw discounts	-	137,795
Notes payable to Cornell Capital	18,082	25,074
Other, net	4,207	(46,186)
Interest and Other Expense, net	$630,725	$503,651

The losses from continuing operations for the three months ended June 30, 2007 and 2006 were $3,273,174 and $3,625,783, respectively. The prior year quarter amount included a loss incurred on the extinguishment of debt in the amount of $409,601.

The losses from discontinued operations for the three months ended June 30, 2007 and 2006 were $1,715,491 and $1,111,724, respectively. The prior year quarter results included a charge for goodwill impairment of $348,118.

We reported a net loss of $4,988,665 for the quarter ended June 30, 2007, or $0.0066 per share, compared with a net loss of $4,737,507 for the quarter ended June 30, 2006, or $0.0082 per share. Corporate expenses were $1,767,995 in the current quarter, including $658,673 in net interest and other expenses and $207,275 in ProGames operating expenses. Corporate expenses were $2,559,159 in the prior year quarter, including $540,643 in net interest and other expenses, $281,635 of restructuring charges, the loss on the debt extinguishment in the amount of $409,601, the write-off of $166,000 in previously deferred investment banking fees and $88,000 of ProGames organizational costs.

Liquidity and Capital Resources

We have forecasted our operating cash requirements through the end of calendar 2007 based on several important assumptions. We have not forecasted the use of cash that would be required to repay the transferred liabilities of the wireless networks business in the event that Gobility fails to raise sufficient capital. Mobilepro Corp. is co-obligor on the capital leases transferred to Gobility. The total principal balance of these leases was approximately $4,519,000 at June 30, 2007. Monthly lease payments on these capital leases total approximately $213,000. In addition, Mobilepro Corp. was a co-purchaser of certain wireless network equipment obtained by Kite Networks. The amount owed to the supplier of this equipment for the purchase of this equipment, and included in the accounts payable of Kite Networks at June 30, 2007, approximates $1,591,000.

We have also assumed additional sales of operational payphones and the reduction of corresponding Davel operating costs such that additional funding of this business by Mobilepro Corp. would not be required.

If the Company fails to eliminate the cash requirements represented by the wireless network business, Davel and ProGames as planned, the Company’s will not have sufficient cash to sustain operations until the completion of the Wireline Business sale without raising additional capital.

During the quarter ended June 30, 2007, the balance of unrestricted cash and cash equivalents relating to continuing operations decreased by $246,871 to $1,746,910. The decrease in the current quarter relating to discontinued operations was $341,109.

Net cash used in operations during the quarter ended June 30, 2007 was $1,111,698, reflecting the funding of operating expenses incurred by Davel and the corporate segment and including $143,700 used in the operating activities of discontinued operations. There were reductions in the accounts receivable and the accounts payable and accrued liabilities of continuing operations in the amounts of $539,627 and $493,822, respectively.

We used net cash of $2,851 in connection with investing activities during the current quarter, reflecting $87,013 related to the investing activities of discontinued operations. We made capital expenditures during the current quarter relating to continuing operations in the approximate amount of $183,000. Offsetting this amount was over $200,000 in cash proceeds related to the sale of payphones in the current quarter.

Our financing activities during the current quarter provided net cash of $526,569. Cash provided to us by Cornell Capital pursuant to a promissory note issued by us in May 2007 was $1,100,000. We used $29,836 in cash to retire principal amounts owed to Cornell Capital under the debentures. The financing activities of discontinued operations used $543,595 in cash.

On May 19, 2006, the SEDA expired without renewal. The SEDA was important to the growth of our Company. However, we came to believe that the potential additional issuances of common stock pursuant to the SEDA resulted in an overhang that was depressive to the trading price of our common stock. At the time, we believed that less expensive financing alternatives would be available to us. However, the successful pursuit of alternative sources of capital was very difficult. Our group of businesses, our history of net losses, our lack of a sufficient corporate credit history with significant suppliers and the uncertain payback associated with investments in municipal wireless networks proved to be significant obstacles to overcome in our search for capital.

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

Using shares of our common stock registered on Form S-3 in November 2006 and as permitted by the terms of the debentures, the Company made principal and interest payments on the debentures issued to Cornell Capital that totaled $4,880,489 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of shares registered and related to the convertible debentures has been exhausted. Cornell Capital has agreed to delay additional installment payments until early January 2008 when the Company will be obligated to make total weekly principal payments of $375,000 plus accrued interest. Unless additional shares are registered by the Company under the Securities Act of 1933 (the “Securities Act”), shares acquired by Cornell Capital are tradable under Rule 144 of the Securities Act, or shares of the Company’s common stock are otherwise freely tradable by Cornell Capital without restriction, the Company will be required to make these payments in cash. However, in the event that the Company or Cornell Capital receives a legal opinion that Cornell Capital is eligible to sell shares of the Company’s common stock under Rule 144, the Company will be required to resume making weekly payments of principal and accrued interest with shares of its common stock in September 2007.

During the prior year, we were successful in obtaining lease financing covering certain municipal wireless network equipment. On June 28, 2006, the Company executed a master equipment lease agreement intended to provide financing for the acquisition of qualifying municipal wireless network equipment. On June 30, 2006, the Company received $2,000,000 in gross cash proceeds from the sale of certain municipal wireless network equipment that is deployed in Tempe, Arizona, and is leasing back the equipment pursuant to the master lease agreement. The leaseback period is 36 months and the terms include a fair-market-value purchase option at the end of the lease term. However, in order to satisfy concerns about our credit worthiness, we were required to purchase certificates of deposit totaling $700,000 that serve as collateral for the benefit of the lessor. On December 26, 2006, we completed the receipt of approximately $1,207,000 in gross cash proceeds from the sale of certain wireless network equipment deployed in Farmers’ Branch, Texas, and commenced a leaseback of the equipment under the master lease agreement. As above, the leaseback period is thirty-six months and the terms include a fair-market-value purchase option at the end of the lease term. The Company was required to purchase certificates of deposit totaling approximately $362,000 in order to collateralize this transaction.

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

Currently, our major challenge is to assure the funding of current operations during the next two quarters. As discussed above, if we obtain the necessary regulatory approvals, we expect to complete the sale of the Wireline Business by the end of calendar year 2007 providing us with sufficient cash to retire the Cornell Capital debentures and related accrued interest.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our purchase of certificates of deposit to secure letters of credit and capital leases. In addition, we own common stock issued by two companies, one of which is a publicly-traded security. The carrying value of these investments approximated $443,000 at June 30, 2007. The difference between the total carrying value of these investments and the current market value of the publicly traded securities was not material. Further, we do not use derivative financial instruments in our investments. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure in this item.

Item 4. Controls and Procedures.

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

Management assessed our internal control over financial reporting as of March 31, 2007, the end of our most recently completed fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment was supported by testing and monitoring performed by both our outsourced internal auditing firm and certain of our own finance and accounting personnel.

Based on our assessment, management concluded that our internal control over financial reporting was ineffective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles except as described below. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. In addition, on a quarterly basis we will evaluate any changes to our internal control over financial reporting to determine if material change has occurred.

Our independent registered public accounting firm, Bagell, Josephs, Levine & Company L.L.C. (“Bagell”), audited management’s assessment and independently assessed the effectiveness of the company’s internal control over financial reporting and issued an attestation report concurring with management’s assessment, which was included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Material Weaknesses in Internal Controls

Bagell provided us with an unqualified report on our consolidated financial statements for the fiscal year ended March 31, 2007. However, during the conduct of our assessment of internal control over financial reporting, we identified material weaknesses in the design of certain general controls governing computer processing activities and have advised the audit committee that the following material weaknesses existed at March 31, 2007. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant deficiencies that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

While these material weaknesses did not have an effect on our reported results or result in the restatement of any previously issued financial statements or any other related disclosure, they nevertheless constituted deficiencies in our controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002, and the related rules and regulations adopted by the SEC, our CEO and CAO concluded that, as of March 31, 2007, our controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our internal controls, management believes that there were no material inaccuracies or omissions of material fact in this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to certain other litigation arising in the normal course of its business that we believe will not materially affect our financial position or operating results, we were involved with the following legal proceedings during the fiscal quarter ended June 30, 2007.

1)
At the time that we acquired Davel, there was existing litigation brought against Davel and other defendants regarding a claim associated with certain alleged patent infringements. Davel has been named as a defendant in a civil action captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., C.A. No. 04-4303 filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls. The plaintiff is seeking monetary relief of at least $7,500,000. Davel does not believe that the allegations set forth in the complaint are valid and Davel filed a Motion for Summary Judgment, which remains pending before the court. In a similar action filed by the plaintiff in the United States District Court of Texas against Southwestern Bell Telephone, LP and SWBT Texas, LLC the Court recently granted the defendants’ Motion for Summary Judgment and dismissed the case with prejudice based upon that court’s finding that the Gammino Patents were invalid. The decision of the United States District Court of Texas has been appealed.

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

2)
On August 6, 2006, we were served with a summons and complaint filed in the Superior Court of the State of Arizona in Maricopa County in the matter captioned Michael V. Nasco, et. al. vs. MobilePro Corp., et. al. which makes claims arising out of the acquisition by the Company of Transcordia, LLC. The plaintiff alleges breach of contract, fraud, relief rescission, failure to pay wages and unjust enrichment and seeks damages in excess of $3 million. On or about November 7, 2006, we filed a motion to dismiss arguing lack of standing and corporate existence. The motion to dismiss was subsequently denied by the Court and the matter is in the discovery stage. We believe that we have meritorious defenses to the alleged claims and intend to vigorously defend ourselves in this matter. In the event that our defenses were not successful, we believe that any potential exposure related to the claims alleged against the Company is not likely to be material.

3)
On April 17, 2007, the Supreme Court of the United States issued an opinion in the case captioned Global Crossing Telecommunications, Inc. v. Metrophones Telecommunications, Inc. on Certiorari from the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit" and the "Metrophones Case"), No. 05-705, in which it upheld the Ninth Circuit's decision that independent payphone providers have a private right of action to pursue recovery in federal court from telecommunication carriers who fail to pay dial around compensation. The ruling in the Metrophones Case permits litigation to resume that has been pending in federal district court against AT&T Corporation, Sprint Communications Company, LP and Qwest Communications, Inc. (the "Defendants") for non-payment of dial around compensation. Davel Communications, Inc. and certain of Davel's subsidiaries (collectively, the "Davel Entities") are directly or indirectly plaintiffs in the federal district court cases against the Defendants. Although the federal district court case has been pending since 1999, the litigation remains in its preliminary phases. As a result, we cannot predict the likelihood of success on the merits, the costs associated with the pursuit of the claims, the timing of any recovery or the amount of recovery, if any. However, the industry representing a group of independent payphone providers, including the Davel Entities, has recently prevailed in a similar Federal Communications Commission administrative proceeding against another carrier for non-payment of dial-around compensation using a similar damages model which was accepted and pursuant to which the Federal Communications Commission assessed pre-judgment interest (the "Similar Litigation"). The Similar Litigation is being appealed to the U.S. Court of Appeals for the District of Columbia. Based upon our damages model in the Similar Litigation, we estimate that the amount in controversy for the Davel Entities against the Defendants extends well into the eight figures, but any recovery is conditioned on, among other things (i) prevailing on the merits at trial; (ii) having the Davel Entities' damages model and other claims approved in whole or in large part; and (iii) prevailing on any appeals that the Defendants may make. As evidenced by the eight years that this litigation has been in process, the Defendants have shown an interest in stretching the duration of the litigation and have the means to do so. Although the Davel Entities could ultimately benefit (in an absolute sense, although not necessarily on a present value basis) from this delay in the event that pre-and/or post-judgment interest (awarded at 11.25% per annum in the Similar Litigation) is assessed against the Defendants and the potential award of attorneys' fees and/or other remedies (in addition to compensatory damages) if the Davel Entities prevail, such delay will result in a deferral of the receipt of any cash to the Davel Entities.

Item 1A. Risks Factors

Investing in our securities involves a high degree of risk. Before investing in our securities, you should carefully consider the risks and uncertainties described below and those included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, and the other information contained in this report. Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC, including, but not limited to, our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. If any of these risks or uncertainties actually occurs, our business, financial condition or future operating results could be materially harmed. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment.

The Sale of Portions of Our Business May Not Be Concluded and We May Not Have Sufficient Cash to Continue Operations

We have forecasted our operating cash requirements through the end of calendar 2007 based on several important assumptions. We have assumed that Gobility will succeed in obtaining sufficient funding for its operations enabling Kite Networks to make the scheduled payments on its liabilities including the capital equipment leases.

We have also assumed additional sales of operational payphones and the reduction of corresponding Davel operating costs such that additional funding of this business by Mobilepro Corp. would not be required.

If the Company fails to permanently eliminate the cash requirements represented by the wireless network business and Davel as planned, the Company’s will not have sufficient cash to sustain operations until the completion of the Wireline Business sale without raising additional capital.

Included in its audit report on our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, our independent registered public accounting firm included a paragraph describing that there is substantial doubt about the Company’s ability to continue as a going concern.

The Failure of Gobility to Raise Capital May Result in Our Payment of Transferred Liabilities

In December 2006, we engaged an investment banking firm to assist in evaluating strategic alternatives for the wireless networks business conducted by its Kite Networks and Kite Broadband subsidiaries. Efforts to secure investment capital for this business or to find a willing buyer resulted in the sale of the wireless networks business to Gobility on July 8, 2007. The purchase price was $2.0 million, paid with a debenture convertible into shares of common stock of Gobility. However, under the terms of the debenture, Gobility is required to raise at least $3.0 million in cash no later than August 15, 2007. If Gobility defaults on the financing obligation under the debenture, we will have the right to repurchase the wireless networks business with the surrender of the debenture and the payment of a nominal additional amount.

Mobilepro Corp. is co-obligor on the capital leases transferred to Gobility. The total principal balance of these leases was approximately $4,519,000 at June 30, 2007. Monthly lease payments on these capital leases total approximately $213,000. In addition, Mobilepro Corp. was a co-purchaser of certain wireless network equipment obtained by Kite Networks. The amount owed to the supplier of this equipment for the purchase of this equipment, and included in the accounts payable of Kite Networks at June 30, 2007, approximates $1,591,000.

Although Gobility has represented to us that it has identified $8 million of potential funding, we understand that Gobility has not yet closed on any funding and that it is behind in making scheduled lease payments. If Gobility fails to raise capital and make the required payments on the liabilities described above, it is likely that the creditors described above will demand payment from Mobilepro Corp. and they may find Mobilepro Corp. to be in default on these obligations.

Failure to Complete the Sale of the Wireline Businesses to USA Will Result in Our Inability to Retire the Cornell Capital Debentures

On June 30, 2007, we executed an agreement to sell the Wireline Businesses (including CloseCall, AFN and the Internet service provider companies) to USA. Pursuant to the USA Purchase Agreement, we closed the sale of the Internet service provider companies to USA on July 18, 2007 and received cash proceeds of $2,500,000, a promissory note for $2,000,000 and preferred stock convertible into 7.5% of the fully diluted shares of USA’s common stock valued at $8.1 million. Simultaneously, we used $2,000,000 of this cash to pay down principal and accrued interest owed to Cornell Capital under the debentures.

The sale of CloseCall and AFN requires the receipt of certain state regulatory approvals before it can be completed. The receipt of all of the approvals may not occur until the end of calendar 2007. Upon the close and pursuant to the terms of the USA Purchase Agreement, are scheduled to receive additional cash proceeds of $19.4 million, including payment of the $2.0 million promissory note. Using cash proceeds from the sale of the remainder of the Wireline Business, we expect to be in a position to retire the Cornell Capital debentures plus accrued interest.

If the sale of the Wireline Businesses is not completed pursuant to the negotiated terms by December 31, 2007, the Company will not have the ability to continue as a going concern beyond the third quarter of the current fiscal year without a significant restructuring of the Cornell Capital debt.

We Have Lost Money Historically Which Means That We May Not Be Able to Continue Operations

The Company has historically lost money. The Company’s accumulated deficit at June 30, 2007 was $82,259,910. In the three months ended June 30, 2007, the Company incurred a net loss of $4,988,665. In the years ended March 31, 2007, 2006 and 2005, the Company sustained net losses of $45,898,288, $10,176,407 and $5,359,722, respectively. During these periods, most of the acquired businesses of Mobilepro have experienced declining revenues. Although restructuring measures have reduced other operating expenses, the Company has been unable to reduce the corresponding costs of services. In addition, the Company has funded the start-up and operations of the municipal wireless networks and online gaming businesses without these companies achieving expected revenues. As a result, the amounts of cash used in operations during the fiscal quarter ended June 30, 2007 and the fiscal year ended March 31, 2007 were $1,111,698 and $6,558,708, respectively. Future losses are likely to occur. Accordingly, the Company will continue to experience liquidity and cash flow problems if it is unable to improve its operating performance, to sell assets for cash, or to raise additional capital as needed and on acceptable terms.

We Do Not Have Enough Registered Shares to Cover the Scheduled Debenture Payments with Our Common Stock

To date, Cornell Capital has been a significant source of capital for the Company, providing financing in several forms. Most recently, the Company has borrowed funds under a series of convertible debentures. The total amount owed to Cornell Capital under the debentures at March 31, 2007 was $18,149,650. Using shares of its common stock registered on Form S-3 in November 2006, the Company made principal and interest payments on the debentures that totaled $4,880,489 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of shares registered for Cornell Capital’s benefit related to the convertible debentures has been exhausted. Cornell Capital has agreed to delay additional installment payments until January 2008 when the Company will be obligated to make total weekly principal payments of $375,000 plus accrued interest. Unless additional shares are registered by the Company under the Securities Act of 1933 (the “Securities Act”), shares acquired by Cornell Capital are tradable under Rule 144 of the Securities Act, or shares of the Company’s common stock are otherwise freely tradable by Cornell Capital without restriction, the Company will be required to make these payments in cash. However, in the event that the Company or Cornell Capital receives a legal opinion that Cornell Capital is eligible to sell shares of the Company’s common stock under Rule 144, the Company will be required to resume making weekly payments of principal and accrued interest with shares of its common stock in September 2007.

Because of the decline in the total market value of the outstanding shares of our common stock, we are not now eligible to use Form S-3 for primary issuances of shares of our common stock. As a result, we may be required to use a more extensive and time-consuming process in order to register additional shares of our common stock in the future.

The Company may not have the ability to continue as a going concern beyond the third quarter of the current fiscal year without the closing of the CLEC portion of the sale of the Wireline Businesses described above or a significant restructuring of the Cornell Capital debentures.

Legal Actions May Be Required by Us in order to Enforce Certain Legal Rights

The telecommunications industry includes hundreds of companies, many with substantially greater infrastructure, financial, personnel, technical, marketing, and other resources, and larger numbers of established customers and more prominent name recognition than us. We transact business with certain of these companies. In addition, certain of our businesses operate in areas of the industry that are subject to federal and/or state regulations. As a result, in order to enforce rights under negotiated contracts with transaction partners or to obtain the benefits of certain government regulations, we may be forced to initiate or to participate in legal action. For example, as discussed in the third matter included in the “Legal Proceedings” section of this report, Davel is engaged in a lengthy and expensive legal process relating to the nonpayment of dial-around compensation by large, long distance carriers. Using their greater resources, defendants may take actions that stretch the duration of litigation and substantially delay our receipt of the benefits of favorable legal decisions.

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

If the revenues continue to decline, it is likely that additional consolidated operating losses will be incurred by Davel and anticipated proceeds from additional sales of groups of payphones may not be realized.

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

The offering registered a large percentage of the shares of common stock held by current and former executive officers and directors. While we are not aware of any plans of any current officer or director to sell shares, it is likely that former officers of the Company whose service with us is being terminated in connection with the business disposition transactions described herein may sell shares held by them.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the period November 27, 2006 through May 10, 2007, the Company issued a total of 55,089,635 unregistered shares of its common stock to Cornell Capital in satisfaction of its obligation under the Amended Debenture to make weekly installment principal payments plus interest in the total amount of $3,252,649.

In the period January 11, 2007 through May 10, 2007, the Company issued a total of 120,689,655 unregistered shares of its common stock to Cornell Capital in satisfaction of its obligation under the Amended Debenture to make weekly installment principal payments plus interest in the total amount of $3,595,740.

Except as otherwise noted, the securities described in this Item were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act. Each such issuance was made pursuant to individual contracts that are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about Mobilepro Corp. to make an informed investment decision. Among this information was the fact that the securities were restricted securities.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the three months ended June 30, 2007. Please see the Risk Factor presented above titled “The Failure of Gobility to Raise Capital May Result in Our Payment of Transferred Liabilities”.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the stockholders for a vote during the three months ended June 30, 2007.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description	Location

2.1	Asset Purchase Agreement, dated as of December 29, 2006, by and among TeleCommunication Systems, Inc., Mobilepro Corp., and CloseCall America, Inc.	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on January 10, 2007

2.2	Purchase Agreement, dated as of June 29, 2007, by and between Mobilepro Corp. and United Systems Access, Inc.	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on July 6, 2007

2.3	Amendment to the Purchase Agreement by and between Mobilepro Corp. and United Systems Access, Inc., dated July 6, 2007	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on July 6, 2007

2.4	Second Amendment to the Purchase Agreement by and between Mobilepro Corp. and United Systems Access, Inc., dated July 13, 2007	Incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed on July 19, 2007

2.5	Third Amendment to the Purchase Agreement by and between Mobilepro Corp. and United Systems Access, Inc., dated July 13, 2007	Incorporated by reference to Exhibit 10.04 to the Registrant’s Current Report on Form 8-K filed on July 19, 2007

2.6	Management Agreement, dated as of July 18, 2007, by and between Mobilepro Corp., United Systems Telecom Access, Inc. and United Systems Access, Inc.	Incorporated by reference to Exhibit 10.05 to the Registrant’s Current Report on Form 8-K filed on July 19, 2007

2.7	Purchase Agreement, dated as of July 8, 2007, by and between Mobilepro Corp. and Gobility, Inc.	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on July 10, 2007

2.8	Convertible Debenture issued to Mobilepro Corp. by Gobility, Inc., made as of July 8, 2007	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on July 10, 2007

3.1	Certificate of Incorporation, dated April 20, 2001, of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001

3.2	Certificate of Amendment of Certificate of Incorporation of Mobilepro Corp dated November 16, 2001.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001

3.3	Certificate of Amendment to Certificate of Incorporation of Mobilepro Corp. dated March 11, 2003	Incorporated by reference to Exhibit 3.11 to the Registrant’s Registration Statement on Form SB-2 filed on May 6, 2003

3.4	By-Laws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001

4.1	2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001

4.2	Amended and Restated 2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2004

10.1	Executive Employment Agreement, dated December 15, 2003, between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 13, 2004

10.2	Executive Employment Agreement, dated April 15, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.15 to the Amendment to Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004

10.3	Amended and Restated Executive Employment Agreement, dated June 9, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2004

10.4	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2005

10.5	Standby Equity Distribution Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004

10.6	Registration Rights Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004

10.7	Placement Agent Agreement, dated May 13, 2004 between the Company and Newbridge Securities Corporation	Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004

10.8	Escrow Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004

10.9	Employment Agreement dated February 28, 2005 between Davel Communications, Inc. and Tammy L. Martin	Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.10	Amendment No. 1 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated April 20, 2005	Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.11	Amendment No. 2 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated May 26, 2005	Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.12	Securities Purchase Agreement, dated as of May 13, 2005, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.13	Secured Convertible Debenture, issued on May 13, 2005 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.14	Amended and Restated Collateral Assignment of Intellectual Property Rights, made as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.15	Amended and Restated Security Agreement, dated May 13, 2005, by and among the Company, the subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.16	Investor Registration Rights Agreement, dated as of May 13, 2005 by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.17	Amended and Restated Guaranty Agreement, dated as of May 13, 2005, made by each of the direct and indirect subsidiaries of the Company in favor of Cornell Capital	Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.18	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.19	Master Agreement for Services between Sprint Communications Company L.P. and Kite Broadband, LLC, dated May 20, 2005*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed November 14, 2005

10.20	Agreement between the City of Tempe and NeoReach, Inc. for the Use of City Property in Connection with the Operation of a WiFi Network, dated August 17, 2005	Incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2006

10.21	Executive Employment Agreement dated February 1, 2006, between Jerry M. Sullivan, Jr. and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2005

10.22	Secured Convertible Debenture, issued on June 30, 2006 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 7, 2006

10.23	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.24	Master Lease Agreement dated June 28, 2006 between JTA Leasing Co., LLC, Mobilepro Corp., and NeoReach, Inc.	Incorporated by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.25	Letter Agreement between American Fiber Network, Inc. and FSH Communications LLC, dated June 30, 2006*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 11, 2006

10.26	Securities Purchase Agreement, dated as of August 28, 2006, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006

10.27	Secured Convertible Debenture, issued on August 28, 2006, by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006

10.28	Investor Registration Rights Agreement, dated as of August 28, 2006, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006

10.29	Irrevocable Transfer Agent Instructions dated August 28, 2006 among the Company, Interwest Transfer Company, Inc. and David Gonzalez, Esq., as Escrow Agent	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006

10.30	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006

10.31	Amendment No. 1 to the Securities Purchase Agreement, dated September 20, 2006, between the Company and Cornell Capital, and the related Convertible Debenture	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2006

10.32	Amendment No. 2 to the Securities Purchase Agreement, dated October 23, 2006, between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2006

10.33	Master Equipment Lease dated September 27, 2006, between Data Sales Co., Mobilepro Corp., and Kite Networks, Inc.	Incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

10.34	Amendment No. 1 to Convertible Debentures issued to Cornell Capital, dated January 17, 2007	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on January 23, 2007

10.35	Amendment No. 2 to Convertible Debenture issued to Cornell Capital, dated February 20, 2007 (the $15,149,650 debenture)	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007

10.36	Amendment No. 2 to Convertible Debentures issued to Cornell Capital, dated February 20, 2007 (the $7,000,000 debentures)	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007

10.37	Amendment No. 3 to Convertible Debentures issued to Cornell Capital, dated April 2, 2007 (the $7,000,000 debentures)	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on April 5, 2007

10.38	Consent and Waiver Agreement dated March 30, 2007 with Cornel Capital	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on April 5, 2007

10.39	Amendment No. 4 to Convertible Debentures issued to Cornell Capital, dated May 11, 2007 (the $7,000,000 debentures)	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on May 15, 2007

10.40	Promissory Note, dated May 11, 2007, issued to Cornell Capital	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on May 15, 2007

10.41	Amendment No. 5 to Convertible Debentures issued to Cornell Capital, dated July 18, 2007 (the $7,000,000 debentures)	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on July 19, 2007

10.42	Amendment No. 3 to Convertible Debenture issued to Cornell Capital, dated July 18, 2007 (the $15,149,650 debenture)	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on July 19, 2007

21.1	Subsidiaries of Registrant	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2006

31.1	Certification by Jay O. Wright, Chief Executive Officer, pursuant to Rule 13a-14(a)	Provided herewith

31.2	Certification by Richard H. Deily, Principal Financial Officer, pursuant to Rule 13a-14(a)	Provided herewith

32.1	Certification by Jay O. Wright and Richard H. Deily, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Provided herewith

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

MOBILEPRO CORP.

Date: August 9, 2007	By:	/s/ Jay O. Wright
Jay O. Wright, Chief Executive Officer

Date: August 9, 2007	By:	/s/ Richard H. Deily
Richard H. Deily, Chief Accounting Officer