Form 10-Q
period 2007-09-30
MOBILEPRO CORP
filed 2007-11-09
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 2, 2007, the Company had 775,821,796 outstanding shares of its common stock, $0.001 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	March 31,
	2007	2007
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$797,266	$1,993,781
Restricted cash	903,056	400,000
Accounts receivable, net	2,550,811	3,222,726
Note receivable	2,000,000	-
Prepaid expenses and other current assets	698,048	693,717
Assets of companies held for sale	30,008,843	52,316,429

Total Current Assets	36,958,024	58,626,653

FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION	357,714	8,414,561

OTHER ASSETS
Customer contracts and relationships, net of amortization	-	1,333,516
Other assets	6,043,681	934,191

	6,043,681	2,267,707

TOTAL ASSETS	$43,359,419	$69,308,921

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	March 31,
	2007	2007
	(unaudited)
CURRENT LIABILITIES
Current portion of notes payable and convertible debentures	$12,925,489	$15,101,081
Accounts payable and accrued expenses	4,456,940	8,557,629
Proceeds advanced on sale of CLEC Business	6,064,532	-
Deferred revenue	600,000	600,000
Liabilities of companies held for sale	10,834,737	20,199,192

Total Current Liabilities	34,881,698	44,457,902

LONG-TERM LIABILITIES
Convertible debentures, net of unamortized debt discount and current portion	1,227,348	2,892,751

TOTAL LIABILITIES	36,109,046	47,350,653

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 20,035,425 shares authorized, 35,378 shares issued and outstanding at September 30, 2007 and March 31, 2007	35	35
Common stock, $.001 par value, 1,500,000,000 shares authorized, 775,821,796 and 692,477,518 shares issued and outstanding at September 30, 2007 and March 31, 2007	775,822	695,592
Additional paid-in capital	101,345,186	98,533,886
Accumulated deficit	(94,870,670)	(77,271,245)

Total Stockholders' Equity	7,250,373	21,958,268

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,359,419	$69,308,921

The accompanying notes are and integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUES	$4,197,406	$8,564,757	$10,165,226	$16,762,255

OPERATING COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	2,185,248	4,685,358	5,750,034	9,456,071
Payroll, professional fees and related expenses (exclusive of stock compensation)	2,638,326	3,894,808	6,228,459	8,047,322
Office rent and expenses	228,040	255,606	380,413	460,745
Other general and administrative expenses	239,955	417,494	625,198	671,694
Depreciation and amortization	491,524	763,774	1,208,705	1,524,511
Stock compensation	434,569	471,556	635,122	956,647
Restructuring charges	-	(95,667)	-	185,968
Total Operating Costs and Expenses	6,217,662	10,392,929	14,827,931	21,302,958

OPERATING LOSS	(2,020,256)	(1,828,172)	(4,662,705)	(4,540,703)

INTEREST EXPENSE, NET	(52,999)	(501,625)	(705,024)	(1,005,276)

LOSS ON SALE OF ASSETS	(2,800,206)	-	(2,778,906)	-

LOSS ON EXTINGUISHMENT OF DEBT	-	-	-	(409,601)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(4,873,461)	(2,329,797)	(8,146,635)	(5,955,580)
Provision for Income Taxes	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(4,873,461)	(2,329,797)	(8,146,635)	(5,955,580)

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations	(219,783)	(1,781,117)	(1,935,274)	(2,892,841)
Loss on sale of discontinued operations	(7,517,516)		(7,517,516)
Income tax benefit	-	-	-	-

LOSS FROM DISCONTINUED OPERATIONS	(7,737,299)	(1,781,117)	(9,452,790)	(2,892,841)

NET LOSS APPLICABLE TO COMMON SHARES	$(12,610,760)	$(4,110,914)	$(17,599,425)	$(8,848,421)

LOSS PER SHARE, BASIC AND DILUTED
Continuing operations	$(0.0063)	$(0.0040)	$(0.0106)	$(0.0102)
Discontinued operations	(0.0100)	(0.0030)	(0.0124)	(0.0049)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.0163)	$(0.0070)	$(0.0230)	$(0.0151)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	775,103,810	589,065,246	764,933,385	584,586,874

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,599,425)	$(8,848,421)
Loss from discontinued operations	9,452,790	2,892,841
Loss from continuing operations	(8,146,635)	(5,955,580)

Items that reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	1,208,705	1,524,511
Noncash interest expense and loss on debt extinguishment	196,293	882,649
Common stock issued for services	635,122	956,647
Restructuring charges	-	185,968
Loss on sale of payphone assets	2,778,906	-
Other non-cash charges	239,404	-
Changes in current assets and liabilities, net of disposals
Decrease in accounts receivable	671,915	763,720
(Increase) in other current assets	(507,387)	(153,283)
(Increase) decrease in other assets	(16,117)	82,777
(Increase) decrease in net assets of companies held for sale	337,333	(922,550)
(Decrease) in accounts payable and and accrued expenses	(1,519,311)	(1,841,228)
Increase in deferred revenue	-	600,000
	4,024,863	2,079,211

Net cash (used in) operating activities	(4,121,772)	(3,876,369)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of payphone assets	3,248,741	-
Capital expenditures, net	(333,066)	(575,034)
Other investment activities	-	(41,001)
Proceed from sale of investments	277,426	-
Investing activities of discontinued operations	1,713,478	(2,722,261)

Net cash provided by (used in) investing activities	4,906,579	(3,338,296)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common stock issuances	-	6,660,652
Borrowings/(payments) of debt, net	(1,920,830)	(3,600,000)
Proceeds from the issuance of convertible debentures	-	2,438,500
Financing fees	-	(176,000)
Financing activities of discontinued operations	(244,676)	(223,250)

Net cash provided by (used in) financing activities	(2,165,506)	5,099,902

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(unaudited)

	For the Six Months Ended
	September 30,
	2007	2006

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,380,699)	$(2,114,763)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,430,844	5,397,881

CASH AND CASH EQUIVALENTS - END OF PERIOD	2,050,145	3,283,118

LESS CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	(1,252,879)	(1,030,723)

CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$797,266	$2,252,395

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$717,428	$1,070,210

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

Convertible Preferred Stock of United Systems Access, Inc.	$5,763,893	$-
Note Receivable	$2,000,000	$-
Debenture maturities and accrued interest paid with common stock	$(1,967,908)	$-
Issuance of Amended Debenture to Cornell Capital	$-	$15,149,650
Return of Debenture by Cornell Capital	$-	$(15,000,000)
Capital lease	$-	$1,875,721
Amortization of SEDA deferred financing fees	$-	$147,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

NOTE 1-ORGANIZATION

Overview

MobilePro Corp., incorporated under the laws of the State of Delaware in July 2000, is a telecommunication services company that has delivered a comprehensive suite of voice and data communications services to its customers, including local exchange, long distance, enhanced data, Internet, cellular, and wireless broadband, through operations in three industry segments - voice services, Internet services and wireless networks. Together with its consolidated subsidiaries, Mobilepro Corp. is hereinafter referred to as “Mobilepro” or the “Company”.

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

On June 30, 2007, the Company entered into a Purchase Agreement (the “USA Agreement”) with United Systems Access, Inc. (“USA”), pursuant to which USA agreed to acquire all of the outstanding shares of CloseCall and AFN (the Company’s “CLEC Business”, which was previously included in the voice services business segment) and all of the outstanding shares of DFW and InReach (together these companies have comprised the Company’s Internet services provider business segment, or “ISP Business” – see Note 3). The sale of the ISP Business was completed on July 18, 2007. The sale of the CLEC Business is subject to the receipt of verification of certain regulatory approvals, which are expected to be obtained before the end of calendar year 2007.

On July 8, 2007, the Company entered into a Purchase Agreement (the “Gobility Agreement”) with Gobility, Inc. (“Gobility”), pursuant to which Gobility acquired all of the outstanding shares of NeoReach and Kite Networks, and all of the outstanding membership interests in Kite Broadband (together these companies have comprised the Company’s wireless networks business segment, or “Wireless Networks” – see Note 3).

Going Concern Uncertainty

The Company has historically lost money. The Company’s accumulated deficit at September 30, 2007 was $94,870,670. In the six months ended September 30, 2007, the Company incurred a net loss of $17,599,425. In the fiscal years ended March 31, 2007, 2006 and 2005, the Company sustained net losses of $45,898,288, $10,176,407 and $5,359,722, respectively. Over these periods, most of the acquired businesses of Mobilepro experienced declining revenues. Although restructuring measures reduced other operating expenses, the Company was unable to reduce the corresponding costs of services. In addition, the Company funded the start-up and operations of the municipal wireless networks and online gaming businesses without these companies achieving expected revenues. As a result, the amounts of cash used in operations during the six months ended September 30, 2007 and the fiscal year ended March 31, 2007 were $4,121,772 and $6,558,708, respectively.

Because the cash required to fund the continuing operating losses and to complete the build-out of planned municipal wireless networks exceeded the Company’s available capital, the Company signed agreements to sell substantial portions of its operations to several unaffiliated buyers. With the proceeds, the Company intends to retire the amounts owed under the convertible debentures issued to YA Global Investments, L.P. (“YA Global”, f/k/a Cornell Capital Partners, L.P).

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments based on recorded amounts for the foreseeable future. If the Company fails to permanently eliminate the cash requirements represented by the Wireless Networks Business and ProGames, and if the sale of the CLEC Businesses to USA is not consummated pursuant to its negotiated terms by December 31, 2007, the Company will not have the ability to continue as a going concern beyond the third quarter of the current fiscal year without additional capital and/or a significant restructuring of the YA Global debt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Disposition Activities

In April 2007, the Company announced that its Board of Directors had decided to explore potential strategic alternatives for the entire Company, and that it had received inquiries from potential buyers regarding the purchase of portions of its business. This initiative was undertaken with the goals of maximizing the value of the Company’s assets, returning value to the Company’s stockholders and eliminating the Company’s debt, particularly amounts payable to YA Global.

In December 2006, the Company engaged an investment banking firm to assist in evaluating strategic alternatives for the wireless networks business conducted by its Kite Networks and Kite Broadband subsidiaries. Efforts to secure investment capital for this business or to find a willing buyer resulted in the Company selling these companies to Gobility for $2 million paid with the issuance of a convertible debenture to Mobilepro. Despite obtaining lease financing and deferring payments to several large vendors, the Company was required to fund the operations of these businesses through the date of the sale. For the period April 1, 2007 through July 8, 2007, the net loss of this business segment was approximately $2,139,000.

Gobility expected to raise capital for its operating purposes from an identified source pursuant to a funding commitment letter that was presented to the Company at closing. Because this funding has not been obtained, Gobility has been unable to fund its operations including the payment of amounts due under a series of capital equipment leases and other equipment-related obligations. On the date of the sale to Gobility, the aggregate amount of this debt included in the balance sheet of Kite Networks was approximately $6,111,000. Because the equipment leases and other equipment purchases were co-signed by Mobilepro Corp., if Kite Networks fails to pay the leases, the Company is obligated to pay this debt. At September 30, 2007, the amounts recorded on the balance sheet for the lease obligations and accounts payable were $3,792,097 and $1,591,978, respectively. The Company has also recorded the certificates of deposits securing the lease obligations of $1,187,664.

The Company is currently cooperating with Gobility in its efforts to sell the assets of Kite Networks and Kite Broadband in order to pay off the obligations relating to the leases and other equipment. In the event Gobility is unsuccessful in its attempts to sell the assets and satisfy the lease obligations, the Company could be required to make the payments on the leases and the accounts payable for the other equipment.

In March 2007, the Company announced that it had signed a definitive agreement for the merger of ProGames, its online gaming subsidiary, with and into Winning Edge International, Inc. Consummation of the transaction was subject to a number of closing conditions including the arrangement of financing that would have sustained the operations of the combined entity. ProGames failed to arrange the anticipated financing. As a result, the merger agreement was terminated and the Company continues to fund the operating costs of ProGames. The net loss incurred by ProGames in the six months ended September 30, 2007 was $403,101.

The operating losses incurred by Davel adversely affected the consolidated operating results of the Company. For the six months ended September 30, 2007, Davel incurred a net loss of $5,204,044. However, most of the payphones have been sold to unaffiliated payphone operators in the current year. In June 2007, the Company sold approximately 730 operating payphones and received in excess of $200,000 in cash proceeds. On September 7, 2007, Davel sold approximately 21,405 payphones to Sterling Payphones, LLC (“Sterling”) (see Note 3). Under the terms of the sale agreement, the Company received $50,000 in cash, of which $1,839,821 in cash was paid to YA Global to reduce the amount of principal and interest owed under the outstanding convertible debentures issued to YA Global, and, pursuant to the sale agreement, other amounts were placed in escrow to pay certain key vendors of Davel and to satisfy potential indemnification claims. Sterling also assumed certain liabilities of Davel. Effective September 30, 2007, Davel sold an additional 300 payphones for approximately $85,000. After these sales, Davel’s remaining operations have been significantly reduced. Davel’s remaining operations are being continued and Davel is pursuing the recovery of certain claims including the AT&T, Sprint and Qwest claims described in Note 8.

To date, YA Global has been a significant source of capital for the Company, providing financing in several forms. During the fiscal year ended March 31, 2007, the Company borrowed funds under a series of convertible debentures. The total principal and accrued interest amounts owed to YA Global under the debentures at September 30, 2007 were $14,134,814 and $69,028, respectively. Using shares of its common stock registered on Form S-3 in November 2006, the Company made principal and interest payments on the debentures that totaled $4,880,489 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of shares registered that related to the convertible debentures was exhausted. YA Global has agreed to delay additional installment payments until January 1, 2008 when the Company will be obligated to resume making total weekly principal payments of $375,000 plus accrued interest. Unless additional shares are registered by the Company under the Securities Act of 1933 (the “Securities Act”), shares acquired by YA Global are tradable under Rule 144 of the Securities Act, or shares of the Company’s common stock are otherwise freely tradable by YA Global without restriction, the Company will be required to make these payments in cash. However, in the event that the Company or YA Global receives a legal opinion that YA Global is eligible to sell shares of the Company’s common stock under Rule 144, the Company will be required to resume immediately making weekly payments of principal and accrued interest with shares of its common stock.

The Company received letters of interest regarding the acquisition of the Close Call, AFN and the Internet service provider businesses. As disclosed above, on June 30, 2007, the Company entered into an agreement to sell the CLEC and ISP Businesses to USA. The total purchase price of $27.7 million includes cash proceeds of approximately $21.9 million and convertible preferred stock valued at $5.8 million. The sale of the ISP Business closed on July 18, 2007 resulting in the Company’s receipt of $500,000 cash, the payment of $2,000,000 to YA Global, and the Company’s receipt of a promissory note for $2,000,000 and 8,100 shares of convertible preferred stock of USA. The payment to YA Global retired the $1.1 million promissory note issued in May 2007 and approximately $25,000 in related accrued interest and convertible debenture principal and accrued interest of approximately $393,000 and $482,000, respectively.

With the cash proceeds expected to be received by the Company from the closing of the sale of the CLEC Business, the Company intends to retire the remaining amounts owed to YA Global under the convertible debentures, including accrued interest, at the time that cash proceeds are received. If the sale of the CLEC Businesses is not completed in accordance with the negotiated terms, the Company will not have the ability to continue as a going concern beyond the third quarter of the current fiscal year without a significant restructuring of the YA Global debt. See Item 1A. below - Risk Factors - “Failure to Complete the Sale of the Wireline Businesses to USA Will Result in Our Inability to Retire the YA Global Debentures”.

Companies Held for Sale

The assets and liabilities of the CLEC Business are summarized and classified as “held for sale” in the accompanying condensed consolidated balance sheets at September 30, 2007 and March 31, 2007. In addition, the assets and liabilities of the Wireless Networks and ISP Businesses are classified as “held for sale” in the accompanying condensed consolidated balance sheet at March 31, 2007. The operating results of these businesses are included in discontinued operations in the accompanying condensed consolidated statements of operations for the three and six months ended September 30, 2007 and 2006.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statement Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior-period financial statement balances have been reclassified to conform to the September 30, 2007 presentation.

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

These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring, and that are necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended September 30, 2007 are not necessarily indicative of the results that will be achieved for the fiscal year ending March 31, 2008.

Impact of Recent Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 were effective for the Company on April 1, 2007. Adoption of FIN 48 did not have a material effect on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 states that registrants should use both a balance sheet approach and income statement approach when quantifying and evaluating the materiality of a misstatement. SAB 108 also provides guidance on correcting errors under the dual approach as well as transition guidance for correcting previously immaterial errors that are now considered material. The provisions of SAB 108 were applicable to financial statements for the Company’s fiscal year ended March 31, 2007. This guidance has not had any material impact on the consolidated financial condition or results of operations.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for financial statements issued for the Company’s fiscal year beginning April 1, 2008, and interim periods within the fiscal year. The Company does not expect FAS 157 to have a significant impact on the consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The provisions of FAS 159 will be effective for the Company, as of the beginning of the Company’s fiscal year ending March 31, 2009. The Company does not expect FAS 159 to have a significant impact on the consolidated financial statements.

Restricted Cash

The Company is required to maintain letters of credit collateralized by cash as additional security for the performance of obligations under certain service agreements. Restricted cash also includes $500,000 that will be held in escrow through September 8, 2008, to indemnify Sterling for possible claims that may arise in connection with the sale of Davel’s payphones. The cash escrow and collateral is restricted and is not available for the Company’s general working capital needs. The letters of credit expire at various dates through September 2008.

Revenue Recognition

The Company derived a material portion of its revenues through the provision of local telephone, long distance, wireless calling and Internet access services to subscribers. The Company recognizes revenue related to these telecommunications services when such services are rendered and collection is reasonably assured; it defers revenue for services that the Company bills in advance. Revenue related to service contracts covering future periods is deferred and recognized ratably over the periods covered by the contracts.

A material amount of the Company’s revenues was also generated from the use of Davel’s payphones. Davel derives its payphone revenue from two principal sources: coin calls and non-coin calls. Revenue related to all calls, including dial-around compensation and operator service revenue, is recognized in the periods that the customers place the calls. Any variations between recorded amounts of revenue and actual cash receipts are accounted for at the time of receipt.

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

Davel also recognizes revenue related to non-coin dial-around calls that are initiated from a Company payphone in order to gain access to a specific long distance company or to make a standard toll free call. Revenue related to such dial-around calls is recognized initially based on estimates. The inter-exchange carriers have historically paid for fewer dial-around calls than are actually made and the collection period for dial-around revenue is generally four to six months, but can be in excess of one year. Most dial-around receivable amounts are received early in each calendar quarter from an industry clearinghouse organization, one quarter in arrears. For example, Davel received its dial-around receipts related to the quarter ended June 30, 2007 in October 2007, allowing it to adjust the first calendar quarter dial-around receivable amount included in the balance sheet at September 30, 2007 based on the actual collection experience. Davel’s estimate of revenue for the most recent calendar quarter is based on the historical analysis of calls placed and amounts collected. These analyses are updated on a periodic basis. Recorded amounts of revenue may be adjusted based on actual receipts and/or the subsequent revision of prior estimates. Total dial-around revenue amounts for the three and six months ended September 30, 2007 were approximately $931,000 and $2,177,000, respectively. The amounts for the corresponding periods of the prior year were approximately $1,749,000 and $3,369,000, respectively.

Accounts Receivable

Dial-around receivable amounts included in the balance sheets at September 30, 2007 and March 31, 2007 were $1,966,369 and $2,856,629, respectively. During all periods presented, credit losses, to the extent identifiable, were generally within management’s overall expectations.

Financing Fees

The financing fees paid in May 2004 to YA Global and others related to the negotiation of the Standby Equity Distribution Agreement (the “SEDA”) were deferred and, in the prior year, were amortized against additional paid-in-capital on a straight-line basis over the twenty-four (24) month term of the SEDA. These fees were paid with the issuance of 8,000,000 shares of Mobilepro common stock valued in the amount of $1,760,000. The Company recorded amortization of approximately $147,000 in the six months ended September 30, 2006, completing the amortization of the cost of the deferred asset.

Accounting for Stock Options and Warrants

The Company adopted SFAS 123R, effective April 1, 2006. The amounts of related compensation expense recorded and presented in the accompanying statements of operations for the three and six months ended September 30, 2007 were $434,569 and $635,122, respectively. The amounts for the corresponding periods of the prior year were $471,556 and $956,647, respectively.

Property, Plant and Equipment

Depreciation expense is computed using the straight-line method during the estimated useful life of each asset. The amounts of depreciation related to continuing operations and included in the condensed consolidated statements of operations for the three and six months ended September 30, 2007 were approximately $406,746 and $993,020, respectively. The amounts for the corresponding periods of the prior year were $615,566 and $1,219,098, respectively.

Customer Location Contracts

Intangible assets include amounts paid to property location owners in connection with payphone installation contracts which had a net balance of $1,174,205 at March 31, 2007. These other assets, which were sold in conjunction with the sale of a majority of Davel’s payphones, were amortized on a straight-line basis over their estimated useful lives based on contract terms (generally 5 years). Accumulated amortization related to these contracts at March 31, 2007 was $1,261,428. Amortization expense related to location contracts was $81,779 and $208,186, respectively, for the three and six months ended September 30, 2007. The amounts for the corresponding periods of the prior year were $148,207 and $305,413, respectively.

Investments

During the year ended March 31, 2005, the Company provided certain management services to two emerging technology firms. As consideration, the Company received a non-affiliate equity interest in each firm. These investments were recorded in the amounts of $300,000 and $150,000, respectively, approximating the value of the services provided. The shares of common stock held by the Company are considered to be available-for-sale securities. If a decline in the fair value of these securities is judged by management to be other than temporary, the cost basis of the securities would be written down to fair value at that time. During the three and six months ended September 30, 2007, the Company sold some of the shares and wrote down the carrying value of certain remaining shares. The Company recognized a loss of $93,094 during the three and six months ended September 30, 2007. The carrying value of the common stock included in other assets at September 30, 2007 and March 31, 2007 was $79,483 and $450,000, respectively.

The Company also has an investment in 8,100 shares of convertible preferred stock received in connection with the sale of the ISP and CLEC Businesses as described in Note 3 below. The carrying value of the convertible preferred stock of $5,860,358 is included in other assets in the accompanying condensed consolidated balance sheets at September 30, 2007.

Accounts Payable and Accrued Liabilities

The accounts payable and accrued liabilities of continuing operations consisted of the following at the indicated dates:

	September 30, 2007	March 31, 2007

Accounts payable	$1,031,037	$2,431,438
Accrued location usage fees	135,368	1,800,991
Accrued restructuring costs	100,218	100,218
Accrued compensation	311,004	449,021
Accrued interest expense	69,028	161,950
Other accrued liabilities	2,810,285	3,614,011
Totals	$4,456,940	$8,557,629

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

The total purchase price for the ISP and CLEC Businesses is $27,663,893 consisting of $21.9 million in cash and 8,100 shares of convertible preferred stock of USA (the “USA Preferred”) with a fair value of $5,763,893. The 8,100 shares of USA Preferred is convertible into 7.5% of the outstanding common stock of USA and can be redeemed for $8.1 million in cash, at the option of the Company, anytime following the third anniversary of the closing of the CLEC Business (the “Put Option”). Prior to that time, USA has the option to redeem all of the unconverted USA Preferred for $12,960,000. The fair value of the USA preferred is based on the present value of the $8.1 million Put Option discounted at an interest rate of 10%. The discount on the USA preferred of $2,336,107 is being accreted to income through the date the Put Option becomes exercisable using the interest method. For the three and six months ended September 30, 2007, the Company recorded and included as an offset to interest expense $96,465 of income relating to the discount.

Upon the closing of the sale of the ISP Business on July 18, 2007, the Company received $2.5 million in cash, a $2 million note, which is payable upon the earlier of the closing of the CLEC Business or January 1, 2008, and the 8,100 shares of USA Preferred. The remaining cash proceeds of $17,400,000 will be paid by USA at the time of the CLEC closing. Until that time, USA is required to pay interest on this balance at a rate of 7.75% directly to YA Global, which payment is being applied to principal and interest on the Secured Debenture and Amended Debenture. For the three and six months ended September 30, 2007, the Company recorded an offset to interest expense of $277,089 relating to this balance. The loss incurred in connection with this sale of $2,481,227 is included in the loss on sale of discontinued operations in the accompanying consolidated statements of operations.

Sale of the Wireless Networks Business

On July 8, 2007, the Company entered into a Purchase Agreement with Gobility, pursuant to which Gobility acquired all of the outstanding shares of Neoreach, and indirectly Kite Networks, and all of the outstanding membership interests in Kite Broadband. The purchase price was $2.0 million, paid in the form of a debenture that is convertible into shares of Gobility common stock (the “Gobility Debenture”) at a rate of $5.00 per share, or such lower price, if Gobility issues common stock or securities convertible into common stock at a price that is less than $5.00 per share. Unless converted, the Gobility debenture is due July 8, 2009 with annual interest at 8%.

Under the terms of the Gobility Debenture, Gobility was required to raise at least $3.0 million in cash no later than August 15, 2007. If Gobility defaults on this financing obligation under the Gobility Debenture, the Company will have the right but not the obligation to repurchase the Wireless Networks business with the surrender of the Gobility Debenture and the payment of nominal additional consideration. To date, Gobility has not obtained financing and is in default with respect to the Gobility Debenture. In addition, Gobility has been unable to fund its operations including the payment of amounts due under a series of capital equipment leases and other equipment-related obligations. Because the equipment leases and other equipment purchases were co-signed by Mobilepro Corp., if Kite Networks fails to pay the leases, the Company is obligated to pay this debt. As a result of these defaults by Gobility, the Company has written off the $2.0 million Gobility Debenture and has recorded the capital leases and equipment-related obligations as liabilities in connection with the sale. At September 30, 2007, the amounts recorded on the balance sheet as liabilities of companies held for sale for the lease obligations and accounts payable were $3,792,097 and $1,591,978, respectively. The Company has also recorded the certificates of deposits securing the lease obligations of $1,187,664. As a result of these adjustments, the Company recorded a loss on the sale of its Wireless Networks Business of $5,036,289 that is included in the loss on sale of discontinued operations in the consolidated statements of operations.

The Company is currently cooperating with Gobility in its efforts to sell the assets of Kite Networks and Kite Broadband in order to pay off the obligations relating to the leases and other equipment. In the event Gobility is unsuccessful in its attempts to sell the assets and satisfy the lease obligations, the Company could be required to make the payments on the leases and the accounts payable for the other equipment.

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

The revenues and the net losses of discontinued operations were as follows:

	Three Months Ended September 30,
	2007	2006

Revenues	$9,779,097	$14,845,893
Loss from discontinued operations before disposal	$(219,783)	$(1,781,117)
Loss on disposal	(7,517,516)	-
Loss from discontinued operations	$(7,737,299)	$(1,781,117)

	Six Months Ended September 30,
	2007	2006

Revenues	$24,789,298	$29,991,181
Loss from discontinued operations before disposal	$(1,935,274)	$(2,892,841)
Loss on disposal	(7,517,516)	-
Loss from discontinued operations	$(9,452,790)	$(2,892,841)

Assets and liabilities associated with the Wireless Networks, ISP and CLEC Businesses have been segregated from continuing operations and presented separately as assets of companies held for sale and liabilities of companies held for sale in the condensed consolidated balance sheets at September 30, 2007 and March 31, 2007. The major classifications of such assets and liabilities were as follows:

	September 30 2007	March 31 2007

Cash and cash equivalents	$1,252,879	$1,437,063
Restricted cash	2,007,664	1,798,200
Accounts receivable, net	3,345,485	5,387,772
Prepaid expenses and other current assets	1,613,497	2,401,464
Fixed assets, net	526,487	10,368,844
Goodwill, net of impairment	20,531,278	29,547,074
Customer contracts and relationships, net	494,978	593,734
Other assets	236,575	782,278
Assets of companies held for sale	$30,008,843	$52,316,429

Accounts payable and accrued expenses	$5,702,590	$11,222,807
Deferred revenue	1,085,727	3,864,518
Notes payable and capital lease obligations	4,046,420	5,111,867
Liabilities of companies held for sale	$10,834,737	$20,199,192

Sale of Payphones

The Company has also completed a series of transactions to sell a majority of Davel’s payphones in order to provide cash for operating purposes and to retire additional amounts owed to YA Global under the convertible debentures.

In June 2007, we completed the sale of approximately 730 operating payphones to an unaffiliated payphone operator and received over $200,000 in cash proceeds. A gain in the amount of $10,640 was recognized in connection with this transaction.

In September 2007, in three transactions, we completed the sale of approximately 21,700 payphones to unaffiliated purchasers. After the direct payment of certain related liabilities and broker fees in the aggregate amount of approximately $851,000, and the funding of escrow accounts established for the payment of vendor obligations and indemnification claims in the aggregate amount of $1,200,000, proceeds of approximately $1,840,000 were used to retire convertible debenture debt of approximately $1,672,000 and related accrued interest of approximately $168,000. A net loss of $2,800,206 was recorded in connection with these transactions.

NOTE 4-IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

The goodwill amounts included in assets of companies held for sale at September 30, 2007 and March 31, 2007 were recorded in connection with the series of acquisitions completed by the Company since January 1, 2004. Generally accepted accounting principles require that the Company assess the fair value of goodwill amounts relating to acquired entities at least annually in order to identify any impairment in the values. However, on a quarterly basis, management is alert for events or circumstances that would indicate that, more likely than not, the fair value amounts of goodwill for reporting segments have been reduced below the corresponding carrying amounts. If there is a determination that the fair value of an acquired entity is less than the corresponding net assets amount, including goodwill, an impairment loss would be identified and recorded at that time.

During the fiscal year ended March 31, 2007, the Wireless Networks business, the ISP Business and Davel did not perform as expected. In addition, as discussed above, the Company was engaged in negotiations for the sale of all of these businesses. As a result, management reviewed the carrying values of the assets of these businesses at March 31, 2007 and determined that adjustments for goodwill and other asset impairment were appropriate. The Company recorded impairment charges in the total amount of $25,185,098 at March 31, 2007, including $17,745,303 representing the entire amount of goodwill and other intangible assets related to Wireless Networks, $4,384,000 relating to the goodwill of the ISP Business, $1,482,000 relating to certain deployed wireless network equipment of Kite Networks, and $1,573,795 relating to certain payphone equipment and location contracts of Davel. The Company had previously recorded goodwill impairment charges related to the ISP Business of $529,736 and $877,854 in the three and six months ended September 30, 2006. These amounts are included in the loss from discontinued operations for the prior year periods. Management does not believe that additional goodwill impairment charges are required at September 30, 2007.

NOTE 5-DEBT

Debt Maturities

A summary of the balances owed under the debentures, capital leases, notes payable, and other long-term liabilities of continuing operations at September 30, 2007 and March 31, 2007 was as follows:

	September 30, 2007	March 31, 2007
Amended Debenture issued to YA Global	$11,006,823	$12,649,650
Secured Debentures issued to YA Global	3,127,991	5,500,000
Other notes payable and long-term obligations	118,500	138,500
	14,253,314	18,288,150
Less: Unamortized debt discounts	(100,477)	(294,318)
Less: Amounts due within one year	(12,925,489)	(15,101,081)
Long-term portion of debt	$1,227,348	$2,892,751

Based on the current terms of the YA Global debentures, as amended, the entire long-term portion of debt at September 30, 2007 will become due for payment in the twelve-month period ending September 30, 2009.

The Secured Debenture Agreement

On August 28, 2006, the Company entered into a financing agreement with YA Global that provided $7.0 million in debt financing with the proceeds received in a series of four closings (the “Secured Debenture Agreement”). At each closing, the Company issued YA Global a 7.75% secured convertible debenture in the gross amount for the closing, convertible into shares of common stock at $0.174 per share. The Company received cash proceeds of $6,495,000, net of financing fees of $505,000. In addition, YA Global was issued warrants to purchase 10,000,000 additional shares of common stock at an exercise price of $0.174 per share, as amended.

The debentures issued pursuant to the Secured Debenture Agreement were recorded in the balance sheet net of unamortized debt discounts reflecting the fair market values of the debentures on the dates of issuance after allocating a like amount of proceeds to the related warrants. The discount amounts are being amortized as charges to interest expense over the terms of the related debentures. The total unamortized amount of debt discounts related to these debentures at September 30, 2007 was $12,016.

Under conditions similar to those included in the Amended Debenture (see discussion below), the Company has the right to make any and all such principal and interest payments by issuing shares of its common stock to YA Global with the amount of such shares based upon the lower of $0.174 per share or 93% of the average of the two lowest daily volume weighted average per share prices of its common stock during the five days immediately following the scheduled payment date. Through March 31, 2007, the Company issued 42,598,498 shares of its common stock in satisfaction of $1,500,000 in principal and $198,654 in accrued interest. From April 1, 2007 through May 10, 2007, the Company issued an additional 78,091,157 shares of its common stock in satisfaction of $1,849,343 in principal and $47,743 in accrued interest. The Company used cash to pay $29,836 in principal and $6,614 in interest on May 10, 2007. On July 18, 2007, the Company also paid $145,821in principal and $265,678 in accrued interest from the proceeds of sale of the ISP Business. On September 7, 2007, the Company paid an additional $347,009 in principal and $50,959 of interest from the proceeds of sale of Davel’s payphones.

Under the terms of the Secured Debenture Agreement, as amended, the Company has agreed to make weekly principal payments of at least $125,000 in satisfaction of the remaining principal commencing January 1, 2008, with interest on the outstanding principal balance payable at the same time. However, in the event that the Company or YA Global receives a legal opinion that YA Global is eligible to sell shares of the Company’s common stock under Rule 144 of the Securities Act of 1933, the Company may be required to resume making weekly payments of principal and accrued interest with shares of its common stock sooner.

The Amended Debenture

On May 13, 2005, the Company issued a 7.75% secured convertible debenture (the “Debenture”) to YA Global in the aggregate amount of $15,500,000. The Company used most of the proceeds to pay in full the remaining $13,000,000 balance of a note payable that bore interest at the rate of 23% and was due on November 15, 2005; the retired note was the source of bridge financing for the Company’s acquisition of Davel.

The outstanding balance of the Debenture at March 31, 2006 of $15,000,000 was due and payable in a series of installment payments through May 15, 2008.

On June 30, 2006, the Company entered into an amended secured convertible debenture in the amount of $15,149,650 with YA Global (the “Amended Debenture”), replacing the Debenture. The Company has the right to make any and all principal and interest payments by issuing shares of its common stock to YA Global provided that all such shares may only be issued by the Company if such shares are tradable under Rule 144 of the Securities Act of 1933 (the “Securities Act”), are registered for sale under the Securities Act, or are freely tradable by YA Global without restriction. The amount of such shares shall be based upon the lower of $0.275 per share or 93% of the average of the two lowest daily volume weighted average per share prices of the Company’s common stock during the five days immediately following the scheduled payment date. YA Global may convert all or any part of the unpaid principal and accrued interest owed under the Amended Debenture into shares of our common stock at a conversion price of $0.275 per share. The Amended Debenture is secured by a blanket lien on our assets. Like the Debenture, the Amended Debenture bears interest at an annual rate of 7.75%. The conversion price of the Amended Debenture may be adjusted if the Company issues additional equity or instruments convertible into equity in connection with a transaction such as a stock dividend or a stock split pursuant to a formula included in the Amended Debenture.

In connection with the issuance of the Debenture, the Company issued to YA Global a five-year warrant, as modified, to purchase 15,000,000 shares of its common stock at an exercise price of $0.20 per share (the “Warrant”). In connection with the issuance of the Amended Debenture, YA Global was issued an additional warrant, as modified, to purchase 13,750,000 shares of the Company’s common stock at a purchase price of $0.20 per share (the “Additional Warrant”). This Additional Warrant will expire in November 2007.

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

The face amount of the Amended Debenture was recorded initially in the balance sheet net of unamortized debt discount of $319,000. During the quarter ended September 30, 2006, the fair value of the Additional Warrant was recalculated based on its reset terms resulting in an increase to such value of $192,500. The net amount of the Amended Debenture reflects the fair market value after allocating additional proceeds in the amount of $192,500 to the Additional Warrant. The increased discount on the Amended Debenture is being amortized as a charge to interest expense over the term of the Amended Debenture. The unamortized debt discount amount at September 30, 2007 was $88,461.

Through March 31, 2007, the Company issued 50,578,702 shares of its common stock in satisfaction of $2,500,000 in principal and $681,827 in accrued interest. On May 10, 2007, the Company issued 4,510,933 shares of its common stock in satisfaction of $70,822 in principal. . On July 18, 2007, the Company also paid $247,005 in principal and $216,181 in accrued interest from the proceeds of sale of the ISP Business. On September 7, 2007, the Company paid an additional $1,325,000 in principal and $116,853 of interest from the proceeds of sale of Davel’s payphones.

Under the terms of the Amended Debenture, as revised, the Company has agreed to make weekly scheduled principal payments of at least $250,000 commencing January 1, 2008 with interest on the outstanding principal balance payable at the same time. However, in the event that the Company or YA Global receives a legal opinion that YA Global is eligible to sell shares of the Company’s common stock under Rule 144 of the Securities Act of 1933, the Company may be required to resume making weekly payments of principal and accrued interest with shares of its common stock sooner.

Availability of Registered Shares

The Company filed a registration statement on Form S-3 on October 12, 2006 covering the resale of a total of 404,474,901 shares of the Company’s common stock by various selling stockholders, including 55,089,635 shares that may be issued to YA Global under the Amended Debenture, 120,689,655 shares related to convertible debentures issued under the Secured Debenture Agreement, and 38,750,000 shares related to the corresponding stock warrants. This registration statement was declared effective by the SEC, enabling the Company’s use of common stock to make installment payments to YA Global under the various debentures. As of May 10, 2007, the Company has issued all of the approximately 175,779,000 shares covered by the registration statement relating to the convertible debentures. At September 30, 2007, the total remaining principal balance payable to YA Global under the convertible debentures and the total amount of related accrued interest were $14,134,814 and $69,028, respectively.

The Debentures – Interest Expense

For the three and six months ended September 30, 2007, the amounts of interest expense related to the debentures issued to YA Global, and included in the accompanying condensed consolidated statements of operations based on the stated interest rates, were $307,991 and $611,105, respectively. The amounts for the corresponding periods of the prior year were $312,541 and $602,370, respectively.

Interest expense amounts included in the accompanying condensed consolidated statements of operations for the current and prior year periods also included total debt discount amortization related to the debentures issued to YA Global. Amortization amounts were $38,152 and $193,841, respectively, for the three and six months ended September 30, 2007. The amounts for the corresponding periods of the prior year were $149,115 and $246,254, respectively. Interest expense for the three and six months ended September 30, 2006 also included an amount, $89,000, equal to the increase in the fair value of the Warrant based on its terms that were reset during the prior year quarter.

The discounts provided to YA Global in connection with the issuance of shares of common stock in satisfaction of principal and interest payments due under the convertible debentures were charged to interest expense. The amount of such interest expense included in both the three months ended June 30, 2007 and the six months ended September 30, 2007 was $148,550.

Notes Payable to YA Global

In May 2007, the Company borrowed $1,100,000 from YA Global under a one-year promissory note that bears an annual interest rate of 12% for the first six months of its term and an annual rate of 15% thereafter. This promissory note and the accrued interest were repaid in July 2007 from the proceeds of sale of the ISP Business. Interest expense was $7,233 and 25,315 for the three and six months ended September 30, 2007, respectively.

During the two-year period ended March 31, 2006, the Company borrowed amounts from YA Global that totaled $31,500,000 pursuant to a series of promissory notes with maturities of one-year or less and annual interest rates ranging from 8% to 12%. A remaining total principal balance of $3,600,000, plus accrued interest of $392,953, was owed to YA Global at March 31, 2006. These amounts were paid during the quarter ended June 30, 2006 with cash provided by the Company’s operating units. Interest expense related to the notes payable to YA Global for the six months ended September 30, 2006, based on the stated rates of interest and included in the accompanying consolidated statement of operations, was $25,074.

Capital Leases of Discontinued Operations

The Company remains the co-lessee on certain capital equipment leases of Kite Networks that were assumed by Gobility under the terms of the Gobility Agreement. The lease terms range from 24 to 36 months. As a result of the Gobility’s default under the Gobility Agreement as described in Note 3, including their failure to make the monthly lease payments, the Company continues to be liable for these capital lease obligations. In September 2007, the Company was required to make lease payments totaling $64,165 and could be required to make additional payments if Gobility does not make the payments or otherwise satisfy the lease obligations. The outstanding principal amounts of the capital leases are included in liabilities of companies held for sale at September 30 and March 31, 2007 in the accompanying balance sheets.

At September 30, 2007, a summary of the future scheduled payments of the capital leases was as follows:

The twelve months ending —
September 30, 2008	$2,678,949
September 30, 2009	1,599,278
September 30, 2010	209,022
4,487,249
Less – Interest portions	(695,153)
Capital leases – principal portions	$3,792,096

Aggregate lease proceeds in the amount of $1,187,663 were used to purchase certificates of deposit (including $126,000 in April 2007) that are pledged to secure the lease obligations. This amount was included in the balance of assets of companies held for sale in the condensed consolidated balance sheet at September 30, 2007. At September 30, 2007, the balance sheet also includes accrued interest of $92,836 relating to the past due payments under the leases.

NOTE 6-STOCKHOLDERS’ EQUITY

Standby Equity Distribution Agreement (the “SEDA”)

On May 13, 2004, the Company entered into the SEDA with YA Global that provided, generally, that YA Global would purchase up to $100 million of the common stock of Mobilepro over a two-year period, with the time and amount of such purchases, if any, at the Company’s discretion. YA Global was entitled to purchase the shares at a 2% discount to a weighted-average market price of the common stock. The Company was obligated to pay a fee to YA Global and other advisors at the time of each draw. On May 19, 2006, the SEDA expired.

The discounts under this arrangement that were provided to YA Global upon the sale of shares of common stock amounted to $137,795 in the prior year, and were included in interest expense in the accompanying condensed consolidated statement of operations for the six months ended September 30, 2006.

Common Stock Transactions in the Six Months Ended September 30, 2007

In the six months ended September 30, 2007, the Company issued 82,602,090 shares of its common stock in satisfaction of $1,920,164 in principal and $47,743 in accrued interest owed to YA Global pursuant to the convertible debentures.

In September 2007, The Company issued 742,188 shares of common stock, valued at $118,750 in settlement of an obligation to an officer of one of the Company’s subsidiaries.

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

During the six months ended September 30, 2006, the Company issued 22,000,000 shares of common stock to the escrow agent under the requirements of the SEDA. The termination of the SEDA in May 2006 resulted in the return of 3,413,367 shares of common stock to the Company by YA Global. The return of the shares was recorded in October 2006.

Stock Options and Warrants

The stockholders of the Company have approved the issuance of 30,000,000 shares of common stock in connection with stock options granted pursuant to the 2001 Equity Performance Plan (the “2001 Plan”). In addition, the Company has issued options and warrants to purchase common stock to key personnel pursuant to specific authorization of the board of directors outside the scope of the 2001 Plan. The following tables summarize the stock option activity and the warrant activity for the six months ended September 30, 2007:

		Weighted- Average
Stock Options —	Number of Options	Exercise Price
Outstanding – March 31, 2007	3,877,000	$0.2170
Granted	-	$-
Exercised	-	$-
Cancelled	(133,334)	$0.2600
Outstanding – June 30, 2007	3,743,666	$0.2034
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding – September 30, 2007	3,743,666	$0.2034

Exercisable – September 30, 2007	2,490,931	$0.2157

		Weighted- Average
Stock Warrants --	Number of Warrants	Exercise Price
Outstanding – March 31, 2007	122,905,634	$0.1597
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding – June 30, 2007	122,905,634	$0.1597
Granted	19,000,000	$0.0075
Exercised	-	$-
Cancelled	-	$-
Outstanding – September 30, 2007	141,905,634	$0.1393

Exercisable – September 30, 2007	114,941,787	$0.1623

In August 2007, the Company’s board of directors approved the award of warrants, exercisable at a purchase price of $0.0075 per share, covering up to 19,000,000 shares of its common stock as follows: a warrant for up to 10,000,000 shares of its common stock to Jay O. Wright, Chief Executive Officer; a warrant to each of Richard H. Deily, our former Chief Accounting Officer, and Tammy L. Martin, Chief Administrative Officer and General Counsel, for 3,000,000 shares of its common stock to vest at the earlier of June 30, 2008 or should his/her employment with the Company be terminated without cause, including as a result of a merger or acquisition resulting in a change of control; and 1,000,000 shares of common stock to each of the Company’s three independent directors to vest equally over 12 months commencing September 2007.

The warrant awarded to Mr. Wright is scheduled to vest as follows: 3,000,000 shares to vest immediately upon the closing of the sale of the CLEC Businesses to USA; 2,000,000 shares to vest immediately upon the elimination of the Company’s debt to YA Global; 2,000,000 shares to vest immediately upon the closing of the sale of at least 80% of the pay telephones of Davel; 1,000,000 shares to vest immediately upon the elimination of the Company’s contingent obligations to pay certain debts of Kite Broadband, LLC and Kite Networks, Inc. related to the purchase of equipment (including the capital leases discussed above); and 2,000,000 shares to vest immediately upon the completion of an acquisition into a new line of business, which acquisition shall have received the approval of the Company’s board of directors.

Options to purchase common stock that are awarded pursuant to the terms of the 2001 Plan expire ten years from the date of grant. The options typically vest over two to three year periods according to a defined schedule set forth in the individual stock option agreement. Certain portions of the stock options granted in the fiscal year ended March 31, 2006 were set to vest based on the achievement of individual and Company objectives during the year. Warrants to purchase shares of common stock typically vest over periods that range from twelve to thirty-six months. The vesting provisions of warrants awarded to certain of the Company’s officers were set to occur upon the achievement of individual and/or Company objectives. Warrants typically expire on the ten-year anniversary of the date of award.

Most of the stock options and warrants with vesting related to Company objectives were cancelled at March 31, 2007.

Effective April 1, 2006, the Company adopted the provisions of SFAS 123R that require companies to record the compensation cost associated with stock options and warrants. As required by SFAS 123R, the Company determined the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The model used by the Company in order to determine the fair values of the stock options and warrants awarded since April 1, 2006 and those previously awarded options and warrants with unvested portions at March 31, 2006 continues to be the Black-Scholes model. The Company used the prospective method in order to adopt this accounting standard. Accordingly, the operating results for the prior-year periods were not restated. Compensation expense is being recorded related to new awards and the unvested stock options and warrants at March 31, 2006 on a straight-line basis over the applicable vesting periods. Such expense was $434,569 and $635,122 for the three and six months ended September 30, 2007, respectively. The amounts for the corresponding periods of the prior year were $471,556 and $956,647, respectively.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the six months ended September 30, 2007 and 2006:

	2007	2006
Dividend yield	-%	-%
Expected volatility	60%	60%
Risk-free interest rate	4.00%	4.00%
Expected term (in years)	10.00	10.00

NOTE 7-BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted income (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effects of the assumed exercise of outstanding stock options and warrants and the assumed conversion of the Debenture and other convertible notes payable for the three- and six-month periods presented herein were anti-dilutive as the Company incurred net losses in these periods.

NOTE 8-LITIGATION

During the six months ended September 30, 2007, the Company was party to the following material legal proceedings.

1) At the time that the Company acquired 95.2 % of the stock of Davel, Davel was a defendant in a civil patent infringement lawsuit captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., filed in the United States District Court for the Eastern District of Pennsylvania. The case is in the discovery phase of the litigation. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls and is seeking damages in connection with the alleged infringements. Davel does not believe that the allegations set forth in the complaint are valid and Davel filed a Motion for Summary Judgment, which was granted on October 4, 2007. On November 1, 2007, plaintiff has filed its Notice of Appeal of the ruling to the United Stated Court of Appeals for the Federal Circuit. In a similar action filed by the plaintiff in the United States District Court of Texas against Southwestern Bell Telephone, LP and SWBT Texas, LLC, the court recently granted the defendants’ motion for a summary judgment and dismissed the case with prejudice based upon the court’s finding that the Gammino patents were invalid. The Plaintiff has appealed the ruling.

According to the terms of the Davel acquisition agreement, the former secured lenders, subject to certain limitations, have agreed to reimburse Davel for the litigation costs and any losses resulting from the Gammino lawsuit from future regulatory receipts that were assigned previously to them. Any such regulatory receipts are deposited into a third-party escrow account and are used to reimburse Davel for costs incurred. The secured lenders are not required to fund the escrow account or otherwise reimburse Davel for amounts, if any, in excess of actual regulatory receipts collected. Any amount remaining in the escrow account at the conclusion of the litigation is to be returned to the former secured lenders. Davel has received significant regulatory receipts that are being held in escrow. These funds can be used to reimburse Davel for costs, including legal fees, incurred in the defense or settlement of this litigation. The Company believes that there are sufficient funds in the escrow account to pay both Davel’s legal defense costs and any potential judgment that the Company believes could reasonably be expected.  This $7.5 million claim represents exposure to Davel in the event that escrowed regulatory receipts are insufficient to cover any potential judgment against Davel should it be found liable for the full monetary amount of the claim.

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

4. Other Ongoing and Threatened Litigation.

The Company is involved in other claims and litigation arising in the ordinary course of business which the Company does not believe will materially affect its financial position or results of operations. The Company has been threatened by several former employees with litigation; however, to date, no litigation or other action has commenced

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following is a discussion and analysis of our results of operations for the three- and six-month periods ended September 30, 2007 and 2006, our financial condition at September 30, 2007 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

Background

At June 30, 2007, we marketed and sold our integrated communications services through nine branch offices in seven states and we serviced over 123,000 billed accounts representing over 211,000 equivalent subscriber lines including approximately 110,000 local and long-distance telephone lines, approximately 38,000 dial-up lines, approximately 5,000 DSL lines, approximately 25,000 fixed and mobile wireless lines, approximately 6,000 cellular lines and the remaining are other Internet-related accounts. We owned and operated approximately 22,200 payphones located predominantly in 44 states and the District of Columbia. Most of our subscribers are residential customers.

Historically, our revenues have been generated through three of our four business reporting segments:

Wireless Networks
Our broadband wireless network deployment efforts had been conducted by our wholly owned subsidiary, NeoReach, Inc., (“NeoReach”), and its subsidiary, Kite Networks, Inc. (“Kite Networks,” formerly, NeoReach Wireless, Inc.). This segment has also included the operations of Kite Broadband, LLC (“Kite Broadband”), a wireless broadband Internet service provider located in Ridgeland, Mississippi.

Voice Services
Our voice services segment has been led by CloseCall America, Inc. (“CloseCall”), a competitive local exchange carrier (“CLEC”, which is a term applied under the Telecommunications Act of 1996 to local telephone companies which compete with incumbent local telephone companies) based in Stevensville, Maryland; American Fiber Network, Inc. (“AFN”), a CLEC based in Overland Park, Kansas; and Davel Communications, Inc. (“Davel”), an independent payphone provider based in Cleveland, Ohio. CloseCall offers its customers a full array of telecommunications products and services including local, long-distance, 1-800-CloseCall anytime/anywhere calling, digital wireless, high-speed telephone (voice over IP), and dial-up and DSL Internet services. AFN is licensed to provide local access, long distance and/or Internet services throughout the United States. Davel was one of the largest independent payphone operators in the United States.

Internet Services
Our Internet services segment included DFW Internet Services, Inc. (“DFW”, doing business as Nationwide Internet), an Internet services provider (“ISP”) based in Irving, Texas, its acquired Internet service provider subsidiaries and InReach Internet, Inc. (“InReach”), a full service ISP located in Stockton, California that we acquired on November 1, 2005. Our Internet services segment provided dial-up and broadband Internet access, web-hosting services, and related Internet services to business and residential customers in many states.

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

However, most of our acquired businesses experienced declining revenues. Although restructuring measures helped to control other operating expenses, we were unable to reduce the corresponding costs of services sufficiently to maintain profitability. In addition, we funded the start-up and operations of the municipal wireless networks and online gaming businesses without these companies achieving expected revenues.

As a result, our business has historically lost money. Our accumulated deficit at September 30, 2007 was $94,870,670. In the six months ended September 30, 2007, we sustained a net loss of $17,599,425. In the fiscal years ended March 31, 2007, 2006 and 2005, we sustained net losses of $45,898,288, $10,176,407 and $5,359,722, respectively. As a result, the amounts of cash used in operations during the six months ended September 30, 2007 and the fiscal year ended March 31, 2007 were $4,121,772 and $6,558,708, respectively. Future losses are likely to occur. Accordingly, we are likely to continue to experience liquidity and cash flow problems if we are unable to complete the planned sale of assets, to improve the Company’s operating performance, or to raise additional capital as needed and on acceptable terms.

To date, YA Global has been a significant source of capital for us, providing financing in several forms. During fiscal 2007, we borrowed funds under a series of convertible debentures. The total amount owed to YA Global under the debentures at March 31, 2007 was $18,149,650. In May 2007, we borrowed $1,100,000 from YA Global under a promissory note in order to help bridge our cash flow shortfall during the first quarter. This promissory note and accrued interest were repaid in July 2007. Using shares of our common stock registered on Form S-3 in November 2006, we made principal and interest payments on the debentures that totaled $4,880,489 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of registered shares available for the conversion of the debentures was exhausted. YA Global has agreed to delay additional installment payments until January 2008 when we will be obligated to resume making total weekly principal payments of $375,000 plus accrued interest. Unless additional shares are registered by the Company under the Securities Act of 1933 (the “Securities Act”), shares acquired by YA Global are tradable under Rule 144 of the Securities Act, or shares of our common stock are otherwise freely tradable by YA Global without restriction, we will be required to make these payments in cash. However, in the event that the Company or YA Global receives a legal opinion that YA Global is eligible to sell shares of the Company’s common stock under Rule 144, the Company will be required to resume making weekly payments of principal and accrued interest with shares of its common stock prior to January 1, 2008.

The Sale of the Wireless Networks Business to Gobility

The cash needs of Kite Networks have been substantially funded through borrowings by the Company from YA Global under a variety of debt instruments and over $5 million in equipment lease financing. Kite Networks has also been provided extended payment terms by certain significant equipment suppliers. However, we realized that sufficient funds were not available from these existing sources for Kite Networks to effectively continue the execution of its current business plan. As a result, we commenced the search for capital as described below during the fourth quarter of the fiscal year 2007.

In December 2006, we engaged an investment banking firm to assist in evaluating strategic alternatives for the wireless networks business conducted by its Kite Networks and Kite Broadband subsidiaries. Efforts to secure investment capital for this business or to find a willing buyer resulted in the sale of the wireless networks business to Gobility, Inc. (“Gobility”) on July 8, 2007. The purchase price was $2.0 million, paid with a debenture convertible into shares of common stock of Gobility. However, under the terms of the debenture, Gobility was required to raise at least $3.0 million in cash no later than August 15, 2007. This did not occur. As a result of this default by Gobility on the financing obligation under the debenture, we have the right but not the obligation to repurchase the wireless networks business with the surrender of the debenture and the payment of a nominal additional amount.

Gobility expected to raise capital for its operating purposes from an identified source pursuant to a funding commitment letter that was presented to the Company at closing. Because this funding has not been obtained, Gobility has been unable to fund its operations including the payment of amounts due under a series of capital equipment leases and other equipment-related obligations. On the date of the sale to Gobility, the aggregate amount of this debt included in the balance sheet of Kite Networks was approximately $6,111,000. Because the equipment leases and other equipment purchases were co-signed by Mobilepro Corp., if Kite Networks fails to pay the leases, the Company is obligated to pay this debt. At September 30, 2007, the amounts recorded on the balance sheet for the lease obligations and accounts payable were $3,792,097 and $1,591,978, respectively. The Company has also recorded the certificates of deposits securing the lease obligations of $1,187,664.

The Company is currently cooperating with Gobility in its efforts to sell the assets of Kite Networks and Kite Broadband in order to pay off the obligations relating to the leases and other equipment. In the event Gobility is unsuccessful in its attempts to sell the assets and satisfy the lease obligations, the Company could be required to make the payments on the leases and the accounts payable for the other equipment.

The Sale of the ISP and CLEC Businesses to USA Telecom

In April 2007, we announced that our Board of Directors had decided to explore potential strategic alternatives for the entire Company, and that it had received inquiries from potential buyers regarding the purchase of portions of its business. This initiative was undertaken with the goals of maximizing the value of our assets, returning value to our stockholders and eliminating the Company’s debt, particularly amounts owed to YA Global which exceeded $14 million at September 30, 2007.

We received letters of interest regarding the acquisition of the CloseCall, AFN and the Internet service provider businesses (the “Wireline Businesses”) and several potential purchasers conducted due diligence activities. This process resulted in the execution of an agreement to sell the Wireline Businesses to United Systems Access, Inc. (“USA”) on June 30, 2007 (the “USA Purchase Agreement”). Pursuant to the USA Purchase Agreement, we closed the sale of the Internet service provider companies to USA on July 18, 2007, and received cash proceeds of $2,500,000, a promissory note for $2,000,000 and 8,100 shares of preferred stock of USA convertible into 7.5% of the fully diluted shares of USA’s common stock valued at $5,763,893. Simultaneously, we used $2,000,000 of this cash to pay down principal and accrued interest owed to YA Global under the promissory note and debentures.

Completion of the sale of CloseCall and AFN requires the receipt of certain state regulatory approvals before it can be completed. The receipt of all of the approvals may not occur until the end of calendar 2007. In the meantime and pursuant to a management agreement that was signed in July 2007 (the “USA Management Agreement”), USA shall operate the businesses, retain any cash provided by the operations of these companies and fund any cash requirements of the companies until the sale of these companies is completed. In addition, USA shall make debenture interest payments to YA Global on the Company’s behalf during the term of the USA Management Agreement based on an assumed principal balance of $17.4 million at an interest rate of 7.75%.

Upon the close and pursuant to the terms of the USA Purchase Agreement, we expect to receive cash proceeds of $19.4 million, including payment of the $2.0 million promissory note. Using cash proceeds from the sale of the remainder of the Wireline Businesses, we expect to be in a position to retire the YA Global debentures plus the remaining amounts of accrued interest. If the sale of the Wireline Businesses is not completed in accordance with the negotiated terms, the Company will not have the ability to continue as a going concern beyond the third quarter of the current fiscal year without a significant restructuring of the YA Global debt. See Item 1A. below - Risk Factors - “Failure to Complete the Sale of the Wireline Businesses to USA Will Result in Our Inability to Retire the YA Global Debentures”.

Discontinued Operations

In connection with the activities summarized above, we have reclassified the assets and liabilities of the Wireline Business and the wireless networks business as assets and liabilities related to companies held for sale in the consolidated condensed balance sheets at September 30, 2007 and March 31, 2007. In addition, we have classified the results of operations of these companies in discontinued operations in the consolidated condensed statements of operations for the three and six months ended September 30, 2007 and 2006.

Sales of Payphone Assets

The Company has also completed a series of transactions to sell a majority of Davel’s payphones in order to provide cash for operating purposes and additional retirements of convertible debenture debt.

In June 2007, we completed the sale of approximately 730 operating payphones to an unaffiliated payphone operator and received over $200,000 in cash proceeds. A gain in the amount of $10,640 was recognized in connection with this transaction.

In September 2007, in three transactions, we completed the sale of approximately 21,700 payphones to unaffiliated purchasers. After the direct payment of certain related liabilities and broker fees in the aggregate amount of approximately $851,000, and the funding of escrow accounts established for the payment of vendor obligations and indemnification claims in the aggregate amount of $1,200,000, proceeds of approximately $1,840,000 were used to retire convertible debenture debt of approximately $1,672,000 and related accrued interest of approximately $168,000. A net loss of $2,800,206 was recorded in connection with these transactions.

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

Impact of Recent Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 were effective for the Company on April 1, 2007. Adoption of FIN 48 did not have a material effect on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 states that registrants should use both a balance sheet approach and income statement approach when quantifying and evaluating the materiality of a misstatement. SAB 108 also provides guidance on correcting errors under the dual approach as well as transition guidance for correcting previously immaterial errors that are now considered material. The provisions of SAB 108 were applicable to financial statements for the Company’s fiscal year ended March 31, 2007. This guidance has not had any material impact on the consolidated financial condition or results of operations.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for financial statements issued for the Company’s fiscal year beginning April 1, 2008, and interim periods within the fiscal year. The Company does not expect FAS 157 to have a significant impact on the consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The provisions of FAS 159 will be effective for the Company, as of the beginning of the Company’s fiscal year ending March 31, 2009. The Company does not expect FAS 159 to have a significant impact on the consolidated financial statements.

Results of Operations and Financial Condition

We realize that effective analysis of our operations with an approach of comparing results for a current period with the results of a corresponding prior period may not be helpful in understanding our financial condition and results of operation in light of the recent sale of certain of our subsidiaries. In order to analyze ourselves, we focus not only on achieving increasing amounts of net income and EBITDA, but emphasize the change of net income/(loss) per share.

The Three Months Ended September 30, 2007 and 2006

Consolidated revenues of continuing operations (principally representing the revenues of Davel) for the quarter ended September 30, 2007 were $4,197,406 compared with revenues of $8,564,757 in the prior year quarter, a decrease of 51.0%. Davel derives most of its operating revenues from coin revenue and “dial-around” revenues (intercarrier compensation paid to us by the providers of 800 and other toll-free numbers at the rate of 49.4 cents per call) that are generated by our communications services.

As discussed above, during the current fiscal year, we sold most of our remaining operational payphones in a series of transactions including the sale of approximately 21,700 payphones in September 2007. The operating results related to these assets are reflected in the condensed consolidated statement of operations for the three months ended September 30, 2007 through the sale dates.

The proliferation of cell phone use by consumers has caused a continuous reduction in the use of payphones. As a result, the revenues of Davel have declined since its acquisition by us. In addition, the location of a significant number of payphones in areas of the country that are subject to severe winter weather contributes to the seasonality of this business. In order to attempt to maintain operating margins, we reduced the number of payphones by removing those phones receiving minimal use and thereby eliminating the costs to support and maintain those phones. Nonetheless, the cost of services for Davel (excluding depreciation and amortization) for the quarter ended September 30, 2007, expressed as a percentage of corresponding revenues, was 52.1% compared with a percentage of 54.7% in the second quarter of the prior fiscal year. The average monthly revenues per average payphone for the fiscal quarters ended September 30, 2007 and 2006 were $81.62 and $88.84, respectively, representing a decline of 8.1% between years.

The total operating costs and expenses of continuing operations for the quarter ended September 30, 2007, excluding the cost of services, depreciation and amortization, were $3,540,890, representing approximately 84.4% of consolidated revenues for the current quarter. Comparable operating costs and expenses of continuing operations for the quarter ended September 30, 2006, were $4,943,797, or 57.7% of consolidated revenues for the corresponding period. Although the Company was able to reduce operating costs through the reduction in payroll, professional fees and related expense, the increase in operating costs as a percentage of revenue was principally due to the decline in revenues. Included in the operating costs and expenses for each quarter were stock compensation expense amounts (recorded pursuant to the requirements of FAS 123R) of $434,569 and $471,556, respectively. Depreciation and amortization expenses were $491,524 and $763,774 in the quarters ended September 30, 2007 and 2006, respectively, representing the reductions in depreciation of the costs of deployed payphones and the amortization of payphone location contracts resulting from phone sales and removals. The operating costs and expenses of ProGames for the three months ended September 30, 2007 and 2006 were approximately $169,000 and $94,000, respectively.

Interest and other expense, net, was $52,999 for the quarter ended September 30, 2007 compared with $501,625 in the corresponding quarter of the prior fiscal year. During the current quarter, we retired principal owed under the YA Global debentures in the amount of approximately $2,065,000 and the YA Global promissory note in the amount of $1,100,000 that we issued in May 2007. During the prior year quarter, we issued a new debenture to YA Global in the amount of $2,300,000. The major components of net interest and other expense for quarters ended September 30, 2007 and 2006 are presented in the following schedule.

Type of Debt	2007	2006

Convertible debentures (at stated rates)	$289,909	$312,541
Convertible debentures (debt discount amortization)	38,152	149,115
Notes payable to YA Global	7,233	-
USA interest on cash due at CLEC closing	(277,089)	-
Accretion of discount – USA Preferred Stock	(96,465)	-
Other, net	91,259	39,969
Interest and Other Expense, net	$52,999	$501,625

The losses from continuing operations for the three months ended September 30, 2007 and 2006 were $4,873,461 and $2,329,797, respectively. The current quarter loss included a $2,800,206 loss on sale of assets relating to the sale of the Davel payphones and certain related liabilities.

The losses from discontinued operations for the three months ended September 30, 2007 and 2006 were $7,737,299 and $1,781,117, respectively. The current quarter loss includes a $5,036,289 on the sale of the Wireless Networks Business and a $2,481,227 loss on the sale of the ISP and CLEC Businesses. The prior year quarter results included a charge for goodwill impairment of $529,736.

We reported a net loss of $12,610,720 for the quarter ended September 30, 2007, or $0.0163 per share, compared with a net loss of $4,110,914 for the quarter ended September 30, 2006, or $0.0070 per share. Corporate expenses from continuing operations were $1,174,578 in the current quarter, including $50,790 in net interest and other expenses and $171,000 in ProGames operating expenses. Corporate expenses were $1,657,856 in the prior year quarter, including $552,469 in net interest and other expenses and approximately $94,000 of ProGames organizational costs.

The Six Months Ended September 30, 2007 and 2006

Consolidated revenues of continuing operations (principally representing the revenues of Davel) for the six months ended September 30, 2007 were $10,165,226 compared with revenues of $16,762,255 in the corresponding period of the prior year, a decrease of 39.4%.

As discussed above, during the current fiscal year, we sold most of our remaining operational payphones in a series of transactions including the sale of approximately 21,700 payphones in September 2007. The operating results related to these assets are reflected in the condensed consolidated statement of operations for the six months ended September 30, 2007 through the sale dates.

The cost of services for Davel (excluding depreciation and amortization) for the six months ended September 30, 2007 of $5,750,034, expressed as a percentage of corresponding revenues, was 56.6% compared with $9,456,071, or 56.4% of revenues in the corresponding period of the prior fiscal year. The average monthly revenues per average payphone for the six-month periods ended September 30, 2007 and 2006 were $80.57 and $84.22, respectively, representing a decline of 4.3% between years.

The total operating costs and expenses of continuing operations for the six months ended September 30, 2007, excluding the cost of services, depreciation and amortization, were $7,869,192, representing approximately 77.4% of consolidated revenues for the current period. Comparable operating costs and expenses of continuing operations for the six months ended September 30, 2006, were $10,322,376, or 61.6% of consolidated revenues for the corresponding period. Included in the operating costs and expenses for each six-month period were stock compensation expense amounts (recorded pursuant to the requirements of FAS 123R) of $635,122 and $956,647, respectively. Depreciation and amortization expenses were $1,208,705 and $1,524,511 in the six months ended September 30, 2007 and 2006, respectively, representing primarily the depreciation of the costs of deployed payphones and the amortization of payphone location contracts. The operating costs and expenses of ProGames for the six months ended September 30, 2007 and 2006 were approximately $376,000 and $182,000, respectively.

Interest and other expense, net, was $705,024 for the six months ended September 30, 2007 compared with $1,005,276 in the corresponding period of the prior fiscal year. During the current year, we retired principal owed under the YA Global debentures in the amount of approximately $4,065,000 and the YA Global promissory note in the amount of $1,100,000 that we issued in May 2007. During the prior year period, we issued a new debenture to YA Global in the amount of $2,300,000 and completed the retirement of notes payable to YA Global in the aggregate amount of $3,600,000. The major components of net interest and other expense for the six months ended September 30, 2007 and 2006 are presented in the following schedule.

Type of Debt	2007	2006

Convertible debentures (at stated rates)	$611,105	$602,370
Convertible debentures (debt discount amortization)	193,841	246,254
Convertible debentures (stock issuance discounts)	148,550	-
SEDA draw discounts	-	137,795
Notes payable to YA Global	25,315	25,074
USA interest on cash due at CLEC closing	(277,089)	-
Accretion of discount – USA Preferred Stock	(96,465)
Other, net	99,767	(6,217)
Interest and Other Expense, net	$705,024	$1,005,276

The losses from continuing operations for the six months ended September 30, 2007 and 2006 were $8,146,635 and $5,955,580, respectively. The current year loss included a $2,778,906 loss on sale of assets relating to the sale of the Davel payphones and certain related liabilities.

The losses from discontinued operations for the six months ended September 30, 2007 and 2006 were $9,452,970 and $2,892,841, respectively. The current year loss includes a $5,036,289 on the sale of the Wireless Networks Business and a $2,481,227 loss on the sale of the ISP and CLEC Businesses. The prior year period results included a charge for goodwill impairment of $877,854.

We reported a net loss of $17,599,425 for the six months ended September 30, 2007, or $0.0230 per share, compared with a net loss of $8,848,421 for the six months ended September 30, 2006, or $0.0151 per share. Corporate expenses were $2,942,591 in the current year, including $709,463 in net interest and other expenses and approximately $403,000 in ProGames operating expenses. Corporate expenses were $4,217,015 in the prior year period, including $1,093,111 in net interest and other expenses, the $409,601 loss on the extinguishment of debt, and approximately $182,000 of ProGames organizational costs.

Liquidity and Capital Resources

We have forecasted our operating cash requirements through the end of calendar 2007 based on several important assumptions. We have not forecasted the use of cash that would be required to repay the transferred liabilities of the wireless networks business in the event that Gobility fails to raise sufficient capital to fund these obligations. Mobilepro Corp. is co-obligor on the capital leases and has retained the lease obligations as liabilities of companies held for sale in the accompanying condensed consolidated balance sheets. The total principal balance of these leases was approximately $3,792,000 at September 30, 2007. These capital leases are secured by approximately $1,188,000 of certificates of deposits. Monthly lease payments on these capital leases total approximately $190,000. In addition, the Company was a co-purchaser of certain wireless network equipment obtained by Kite Networks. The amount owed to the supplier of this equipment for the purchase of this equipment approximates $1,591,000. The certificates of deposit and the equipment-related obligation are included in the Compay’s condensed consolidated balance sheets at September 30, 2007 as assets and liabilities of companies held for sale, respectively.

If the Company is required to make payments on the transferred obligations of Gobility, the Company may not have sufficient cash to sustain operations until the completion of the Wireline Business sale without raising additional capital.

During the six months ended September 30, 2007, the balance of unrestricted cash and cash equivalents relating to continuing operations decreased by $1,196,515 to $797,266. The decrease in the current year relating to discontinued operations was $184,184.

Net cash used in operations during the six months ended September 30, 2007 was $4,121,772, reflecting the funding of operating expenses incurred by Davel and the corporate segment and net of $337,333 of cash provided by operating activities of discontinued operations. There were reductions in the accounts receivable and the accounts payable and accrued liabilities of continuing operations, net of liabilities sold in connection with the sale of Davel’s payphones, in the amounts of $671,915 and $1,519,311, respectively.

Net cash provided by investing activities is $4,906,579 during the current fiscal year, including $1,713,478 provided by investing activities of discontinued operations. Investing activities of discontinued operations includes $2,500,000 of cash proceeds from the sale of the ISP Business in July 2007. We made capital expenditures during the current year relating to continuing operations in the approximate amount of $333,000. Offsetting this amount was over $3,200,000 in cash proceeds related to the sale of payphones in the current fiscal year. The Company also received approximately $277,000 from the sale of investments during the six months ended September 30, 2007. These amounts were primarily used to fund operations and to pay long term-debt.

Our financing activities during the current fiscal year used net cash of $2,165,506, including $244,676 used in discontinued operations. Cash provided to us by YA Global pursuant to a promissory note issued by us in May 2007 was $1,100,000. We used $3,164,835 in cash to retire principal amounts owed to YA Global under the debentures and the aforementioned promissory note. The financing activities of discontinued operations used $244,676 to in cash to pay debt obligations, including obligations under capital leases prior to the sale to Gobility.

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

Despite the expiration of the SEDA, YA Global continued to support the Company. On June 30, 2006, we issued an amended 7.75% secured convertible debenture in the amount of $15,149,650 to YA Global, replacing the convertible debenture with an outstanding principal amount of $15,000,000 (and accrued interest payable at June 30, 2006 of approximately $149,650) that was issued to YA Global in May 2005. With the issuance of the Amended Debenture, we deferred a cash payment requirement of $4,500,000 (the amount of the originally scheduled principal payments in the twelve month period ending March 31, 2007) relating to fiscal year 2007.

On August 28, 2006, the Company entered into a financing agreement with YA Global that provided $7.0 million in funding with the proceeds received upon the issuance of a series of secured, convertible debentures. At each closing, the Company issued YA Global a 7.75% secured convertible debenture in the principal amount for that closing, convertible into common stock at $0.174 per share and paid a transaction fee equal to 7% of the proceeds. On August 30, 2006, the first closing provided gross cash proceeds of $2,300,000. During the quarter ended December 31, 2006, additional gross cash proceeds of $3,525,000 were received. Pursuant to the final closing under this agreement, we received gross proceeds of $1,175,000 on February 1, 2007.

Using shares of our common stock registered on Form S-3 in November 2006 and as permitted by the terms of the debentures, the Company made principal and interest payments on the debentures issued to YA Global that totaled $4,880,489 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of shares registered and related to the convertible debentures was exhausted. YA Global has agreed to delay additional installment payments until early January 2008 when the Company will be obligated to make total weekly principal payments of $375,000 plus accrued interest. Unless additional shares are registered by the Company under the Securities Act of 1933 (the “Securities Act”), shares acquired by YA Global are tradable under Rule 144 of the Securities Act, or shares of the Company’s common stock are otherwise freely tradable by YA Global without restriction, the Company will be required to make these payments in cash. However, in the event that the Company or YA Global receives a legal opinion that YA Global is eligible to sell shares of the Company’s common stock under Rule 144, the Company will be required to resume making weekly payments of principal and accrued interest with shares of its common stock.

We were successful in obtaining lease financing covering certain municipal wireless network equipment. On June 28, 2006, the Company executed a master equipment lease agreement intended to provide financing for the acquisition of qualifying municipal wireless network equipment. On June 30, 2006, the Company received $2,000,000 in gross cash proceeds from the sale of certain municipal wireless network equipment that is deployed in Tempe, Arizona, and is leasing back the equipment pursuant to the master lease agreement. The leaseback period is 36 months and the terms include a fair-market-value purchase option at the end of the lease term. In April 2007, we completed a sale/leaseback transaction relating to approximately $419,000 in additional equipment deployed in Tempe under similar terms and conditions. However, in order to satisfy concerns about our credit worthiness, we were required to purchase certificates of deposit totaling approximately $825,000 that serve as collateral for the benefit of the lessor. On December 26, 2006, we completed the receipt of approximately $845,000 in net cash proceeds from the sale of certain wireless network equipment deployed in Farmers’ Branch, Texas, and commenced a leaseback of the equipment under the master lease agreement. As above, the leaseback period is thirty-six months and the terms include a fair-market-value purchase option at the end of the lease term. As security for this lease, proceeds of approximately $362,000 were held back.

On October 10, 2006, the Company signed a master equipment lease agreement with a different lease financing firm that originally provided up to $3 million in lease financing capital for wireless network equipment purchases. The commitment was available only for equipment manufactured by Cisco Systems. Fifty percent of the commitment was designated for core network infrastructure equipment. The remainder of the commitment was available for transmission equipment purchases and could be used to finance up to 50% of the cost of such purchases. The lease term for each equipment purchase was 24 months. Pursuant to this arrangement and since December 2006, the Company has recorded capital lease transactions covering equipment with a total cost of approximately $1,950,000.

Because the equipment leases and other equipment purchases were co-signed by Mobilepro Corp., as described above, the Company could be required to make the payments due on these leases and other equipment-related obligations that were transferred to Gobility in connection with the sale of the Wireless Networks Business. The Company is currently cooperating with Gobility in its efforts to sell the assets of Kite Networks and Kite Broadband in order to pay off the obligations relating to the leases and other equipment. In the event Gobility is unsuccessful in its attempts to sell the assets, the Company could be required to make the payments on the leases and the accounts payable for the other equipment.

Our major challenge is to sustain the funding of current operations until the sale of the CLEC Businesses is completed. As discussed above, if we obtain the necessary regulatory approvals, we expect to complete the sale of the CLEC Business by the end of calendar year 2007. Upon closing, the Company will receive $17.4 million in cash. Until that time, USA is required to make monthly payments of interest on this balance at $7.75% to YA Global. An additional $2.0 million payment from USA under a short-term note is due the earlier of January 1, 2008 or the date of the CLEC closing. Assuming we receive these amounts, the Company should have sufficient cash to make the installments due on the YA Global debentures and ultimately retire the debt and related accrued interest. If the CLEC closing does not occur, or if the Company is required to fund the capital lease and equipment-related obligations relating to the Wireless Networks Business, the Company will not be able to continue as a going concern without restructuring the YA Global debentures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our purchase of certificates of deposit to secure letters of credit and capital leases. In addition, we own convertible preferred stock received in connection with the sale of the ISP and CLEC Businesses and common stock issued by two public companies. The carrying value of these investments approximated $5,940,000 at September 30, 2007. The difference between the total carrying value of these investments and the current market value of the preferred stock and publicly traded securities was not material. Further, we do not use derivative financial instruments in our investments. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure in this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Accounting Officer (CAO), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our CEO and our Principal Accounting Officer have concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report, which is set forth below.

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

While these material weaknesses did not have an effect on our reported results or result in the restatement of any previously issued financial statements or any other related disclosure, they nevertheless constituted deficiencies in our controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002, and the related rules and regulations adopted by the SEC, management concluded that, as of March 31, 2007, our controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our internal controls, management believes that there were no material inaccuracies or omissions of material fact in this quarterly report.

Upon the discovery of the material weaknesses in I/T internal controls described above, management planned to strengthen the Company's oversight over the I/T functions and its attendant controls, procedures, documentation and security beyond what had existed in prior years. However, the material weaknesses identified above reside in the operations of the Company that have been sold or subjected to the USA Management Agreement. Nonetheless, we cannot provide assurance that neither we nor our independent auditors will in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and the Principle Accounting Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions of deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to certain other litigation arising in the normal course of its business that we believe will not materially affect our financial position or operating results, we were involved with the following legal proceedings during the six-month period ended September 30, 2007.

1)
At the time that the Company acquired 95.2 % of the stock of Davel, Davel was a defendant in a civil patent infringement lawsuit captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., filed in the United States District Court for the Eastern District of Pennsylvania. The case is in the discovery phase of the litigation. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls and is seeking damages in connection with the alleged infringements. Davel does not believe that the allegations set forth in the complaint are valid and Davel filed a Motion for Summary Judgment, which was granted on October 4, 2007. On November 1, 2007, plaintiff has filed its Notice of Appeal of the ruling to the United Stated Court of Appeals for the Federal Circuit. In a similar action filed by the plaintiff in the United States District Court of Texas against Southwestern Bell Telephone, LP and SWBT Texas, LLC the court recently granted the defendants’ motion for a summary judgment and dismissed the case with prejudice based upon the court’s finding that the Gamminio patents were invalid. The Plaintiff has appealed the ruling.

According to the terms of the Davel acquisition agreement, the former secured lenders, subject to certain limitations, have agreed to reimburse Davel for the litigation costs and any losses resulting from the Gammino lawsuit from future regulatory receipts that were assigned previously to them. Any such regulatory receipts are deposited into a third-party escrow account and are used to reimburse Davel for costs incurred. The secured lenders are not required to fund the escrow account or otherwise reimburse Davel for amounts, if any, in excess of actual regulatory receipts collected. Any amount remaining in the escrow account at the conclusion of the litigation is to be returned to the former secured lenders. Davel has received significant regulatory receipts that are being held in escrow. These funds can be used to reimburse Davel for costs, including legal fees, incurred in the defense or settlement of this litigation. The Company believes that there are sufficient funds in the escrow account to pay both Davel’s legal defense costs and any potential judgment that the Company believes could reasonably be expected.  This $7.5 million claim represents exposure to Davel in the event that escrowed regulatory receipts are insufficient to cover any potential judgment against Davel should it be found liable for the full monetary amount of the claim.

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

4.	Other Ongoing and Threatened Litigation.

The Company is involved in other claims and litigation arising in the ordinary course of business which the Company does not believe will materially affect its financial position or results of operations. The Company has been threatened by several former employees with litigation; however, to date, no litigation or other action has commenced

Item 1A. Risks Factors

Investing in our securities involves a high degree of risk. Before investing in our securities, you should carefully consider the risks and uncertainties described below and those included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, and the other information contained in this report. Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC, including, but not limited to, our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. If any of these risks or uncertainties actually occurs, our business, financial condition or future operating results could be materially harmed. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment.

The Sale of Portions of Our Business May Not Be Concluded and We May Not Have Sufficient Cash to Continue Operations

We have forecasted our operating cash requirements through the end of calendar 2007 based on several important assumptions. We have assumed that Gobility will succeed in obtaining sufficient funding for its operations, or otherwise sell some or all of its assets, enabling Kite Networks to satisfy its liabilities including the capital equipment leases or that the wireless networks can be sold by Gobility to a party or parties that are capable of paying these obligations. A sale of the wireless networks further assumes that in addition to finding a willing and able buyer, Gobility can also negotiate an assignment or other transfer of the existing lease obligation with the various leasing companies, as well as obtaining approval of the various municipalities in which the wireless networks are deployed.

If Gobility is unsuccessful in raising capital or facilitating a sale of some or all of its assets, the Company will be unable to permanently eliminate the cash requirements represented by the wireless network business as planned and will not have sufficient cash to sustain operations until the completion of the Wireline Business sale without raising additional capital.

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

The Failure of Gobility to Raise Capital May Result in Our Payment of Transferred Liabilities

In December 2006, we engaged an investment banking firm to assist in evaluating strategic alternatives for the wireless networks business conducted by its Kite Networks and Kite Broadband subsidiaries. Efforts to secure investment capital for this business or to find a willing buyer resulted in the sale of the wireless networks business to Gobility on July 8, 2007. The purchase price was $2.0 million, paid with a debenture convertible into shares of common stock of Gobility. However, under the terms of the debenture, Gobility was required to raise at least $3.0 million in cash no later than August 15, 2007. Gobility has defaulted on the financing obligation under the debenture, providing us the right to repurchase the wireless networks business with the surrender of the debenture and the payment of a nominal additional amount.

Mobilepro Corp. is co-obligor on the capital leases transferred to Gobility. The total principal balance of these leases was approximately $3,792,000 at September 30, 2007. Monthly payments on these capital leases total approximately $190,000 and they are more than sixty days in arrears. In addition, Mobilepro Corp. was a co-purchaser of certain wireless network equipment obtained by Kite Networks. The amount owed to the supplier of this equipment for the purchase of this equipment approximates $1,591,000.

Although Gobility has represented to us that it continues to pursue potential funding and/or the sale of its assets, we understand that Gobility has not yet closed on any funding and that it has defaulted in making scheduled lease payments. If Gobility fails to raise capital and make the required payments on the liabilities described above, it is likely that the creditors described above will demand payment from Mobilepro Corp. and commence legal collection actions.

Failure to Complete the Sale of the Wireline Businesses to USA Will Result in Our Inability to Retire the YA Global Debentures

On June 30, 2007, we executed an agreement to sell the Wireline Businesses (including CloseCall, AFN and the Internet service provider companies) to USA. Pursuant to the USA Purchase Agreement, we closed the sale of the Internet service provider companies to USA on July 18, 2007 and received cash proceeds of $2,500,000, a promissory note for $2,000,000 and preferred stock convertible into 7.5% of the fully diluted shares of USA’s common stock valued at $5.8 million. Simultaneously, we used $2,000,000 of this cash to pay down principal and accrued interest owed to YA Global under the debentures.

The sale of the CLEC Business requires the receipt of certain state regulatory approvals before it can be completed. The receipt of all of the approvals may not occur until the end of calendar 2007. Upon the close and pursuant to the terms of the USA Purchase Agreement, the Company is scheduled to receive additional cash proceeds of $19.4 million, including payment of the $2.0 million promissory note. Using cash proceeds from the sale of the CLEC Business, we expect to be in a position to retire the YA Global debentures plus accrued interest.

If the sale of the CLEC Business is not completed pursuant to the negotiated terms by December 31, 2007, the Company will not have the ability to continue as a going concern beyond the third quarter of the current fiscal year without a significant restructuring of the YA Global debt.

We Have Lost Money Historically Which Means That We May Not Be Able to Continue Operations

The Company has historically lost money. The Company’s accumulated deficit at September 30, 2007 was $94,870,670. In the six months ended September 30, 2007, the Company incurred a net loss of $17,599,425. In the years ended March 31, 2007, 2006 and 2005, the Company sustained net losses of $45,898,288, $10,176,407 and $5,359,722, respectively. During these periods, most of the acquired businesses of Mobilepro experienced declining revenues. Although restructuring measures reduced other operating expenses, the Company was unable to reduce the corresponding costs of services. In addition, the Company has funded the start-up and operations of the municipal wireless networks and online gaming businesses without these companies achieving expected revenues. As a result, the amounts of cash used in operations during the six months ended September 30, 2007 and the fiscal year ended March 31, 2007 were $$4,121,772 and $6,558,708, respectively. Future losses are likely to occur. Accordingly, the Company will continue to experience liquidity and cash flow problems if it is unable to sell assets for cash, to improve its operating performance, or to raise additional capital as needed and on acceptable terms.

Our Ongoing Business May Be Insufficient to Attract Additional Investors

The Company expects the sale of the remainder of the Wireline Business to be completed prior to the end of the calendar year 2007. If the Wireline Business dale is completed as expected, the Company will have limited ongoing revenue and operations. As a result, the Company may be unable to attract new investors.

We Do Not Have Enough Registered Shares to Cover the Scheduled Debenture Payments with Our Common Stock

To date, YA Global has been a significant source of capital for the Company, providing financing in several forms. Most recently, the Company has borrowed funds under a series of convertible debentures. The total amount owed to YA Global under the debentures at March 31, 2007 was $18,199,650. Using shares of its common stock registered on Form S-3 in November 2006, the Company made principal and interest payments on the debentures that totaled $4,880,489 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of shares registered for YA Global’s benefit related to the convertible debentures has been exhausted. YA Global has agreed to delay additional installment payments until January 2008 when the Company will be obligated to make total weekly principal payments of $375,000 plus accrued interest. Unless additional shares are registered by the Company under the Securities Act of 1933 (the “Securities Act”), shares acquired by YA Global are tradable under Rule 144 of the Securities Act, or shares of the Company’s common stock are otherwise freely tradable by YA Global without restriction, the Company will be required to make these payments in cash. However, in the event that the Company or YA Global receives a legal opinion that YA Global is eligible to sell shares of the Company’s common stock under Rule 144, the Company will be required to resume making weekly payments of principal and accrued interest with shares of its common stock.

Because of the decline in the total market value of the outstanding shares of our common stock, we are not now eligible to use Form S-3 for primary issuances of shares of our common stock. As a result, we may be required to use a more extensive and time-consuming process in order to register additional shares of our common stock in the future.

The Company may not have the ability to continue as a going concern beyond the third quarter of the current fiscal year without the closing of the CLEC portion of the sale of the Wireline Businesses described above or a significant restructuring of the YA Global debentures.

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

Federal Regulators Have Taken and May Take Positions in the Future with Which We Disagree or Which We Believe are Contrary to Existing Law and Regulation, Which May Impose Substantial Litigation Costs on Our Business, Impede Our Access to Capital and/or Force Us to Seek a Merger Partner or Cease Operations

As a publicly traded telecommunications company, we are subject to the regulatory scrutiny of both the FCC and the SEC. Both agencies are so-called “administrative agencies” with statutory authority to implement and enforce laws passed by the U.S. Congress. Despite this limited scope, both the FCC and SEC have the ability to use discretion in certain cases both in interpreting what the laws passed by Congress mean and when to enforce such laws. The FCC and/or SEC may even take positions with which we disagree or which we believe are unfounded in statute, regulation, or prior agency guidance and which are adverse to the Company. For instance, the FCC has been repeatedly overruled by federal courts in recent years for misinterpretations of the 1996 Telecom Act. In order to contest such behavior, the Company may be forced to resort to litigation. In the context of the SEC, the Company’s ability to have any registration statement “go effective” may be impeded if in its comments to a future registration statement the SEC were to take a position with which we disagree based on prior law, regulation or prior SEC interpretative guidance. The registration process that resulted in our Form S-3 becoming effective in November 2006 commenced in September 2005 with the filing of Form SB-2. The protracted registration process included the filing of several registration statement amendments in order to incorporate changes from the SEC received in a series of comment letters. If we were to encounter similar difficulties and a prolonged registration process in connection with a future registration statement, it could materially impair our access to the capital markets, potentially force us to incur substantial litigation related costs and may force us to seek a merger with another company or cease operations.

If YA Global or Other Large Stockholders Sell Part or All of Their Shares of Common Stock in the Market, Such Sales May Cause Our Stock Price to Decline

From time to time, YA Global and other selling stockholders may sell in the public market up to all of the shares of common stock owned at that time.

In November 2006, we filed a registration statement on Form S-3 covering the resale by selling stockholders of up to 404,474,901 shares of common stock that was declared effective by the SEC. We have exhausted the supply of such shares. In the event that the selling stockholders dispose of some or all of the remaining shares of common stock covered by this registration statement, such sales may cause our stock price to decline.

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

If Our Previous Capital Raising Transactions with YA Global Were Held to Be in Violation of the Securities Act of 1933, We Could Experience Significant Negative Consequences

During its review of Amendment No. 1, filed on November 30, 2005, to our Registration Statement on Form SB-2, originally filed on September 30, 2005 and withdrawn by us on September 22, 2006, the SEC issued a comment stating that it believed that the repayment of promissory notes to YA Global using proceeds from advances under the SEDA may have somehow violated Section 5 of the Securities Act of 1933 (the “Securities Act”). We requested guidance from the SEC regarding these transactions and how the transactions we had completed implicated Section 5. The only guidance we received was a reference to Section VIII of the Commission’s Current Issues and Rulemaking Projects Quarterly Update dated March 31, 2001 (the “Quarterly Update”). We analyzed each requirement for an equity line to comply with the Securities Act set forth in the Quarterly Update. We believe that we fully complied with the SEC’s guidance and that the guidance does not explicitly or implicitly prohibit or in any way limit the use of proceeds under the SEDA to repay debt obligations to YA Global or any other party or limit any other use of proceeds. We are not aware of any other law, regulation or interpretive guidance on this subject and have not been advised of the existence of any by the SEC. Once we became aware of the new position of the staff of the SEC on this issue, however, we nevertheless immediately changed our repayment of notes issued to YA Global to ensure that such repayments of debt were made only from cash generated by our operations or provided from other sources. Furthermore, all such notes payable to YA Global were repaid during the quarter ended June 30, 2006, and no such notes were payable to YA Global after June 30, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the period November 27, 2006 through May 10, 2007, the Company issued a total of 55,089,635 unregistered shares of its common stock to YA Global in satisfaction of its obligation under the Amended Debenture to make weekly installment principal payments plus interest in the total amount of $3,252,649.

In the period January 11, 2007 through May 10, 2007, the Company issued a total of 120,689,655 unregistered shares of its common stock to YA Global in satisfaction of its obligation under the Amended Debenture to make weekly installment principal payments plus interest in the total amount of $3,595,740.

On August 27, 2007, the Board of Directors approved the issuance of up to 19,000,000 shares of common stock as follows: a warrant for up to 10,000,000 shares of common stock to Jay O. Wright, Chairman of the Board and Chief Executive Officer; a warrant to each of Richard H. Deily, former Chief Accounting Officer, and Tammy L. Martin, Chief Administrative Officer and General Counsel, for 3,000,000 shares of common stock; and 1,000,000 shares of common stock to each of the independent directors, Donald Sledge, Michael O’Neil and Christopher MacFarland. The exercise price for each warrant is $0.0075 per share.

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

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the three months ended September 30, 2007. However, please see the Risk Factors above titled “The Failure of Gobility to Raise Capital May Result in Our Payment of Transferred Liabilities”.

Item 4. Submission of Matters to a Vote of Security Holders.

We previously reported the results of our Annual Meeting of Stockholders that was held on September 20, 2007 by filing a Current Report on Form 8-K on September 26, 2007 which report is incorporated herein by reference.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description	Location

2.1	Asset Purchase Agreement, dated as of December 29, 2006, by and among TeleCommunication Systems, Inc., Mobilepro Corp., and CloseCall America, Inc.	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on January 10, 2007

2.2	Purchase Agreement, dated as of June 29, 2007, by and between Mobilepro Corp. and United Systems Access, Inc.	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on July 6, 2007

2.3	Amendment to the Purchase Agreement by and between Mobilepro Corp. and United Systems Access, Inc., dated July 6, 2007	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on July 6, 2007

2.4	Second Amendment to the Purchase Agreement by and between Mobilepro Corp. and United Systems Access, Inc., dated July 13, 2007	Incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed on July 19, 2007

2.5	Third Amendment to the Purchase Agreement by and between Mobilepro Corp. and United Systems Access, Inc., dated July 13, 2007	Incorporated by reference to Exhibit 10.04 to the Registrant’s Current Report on Form 8-K filed on July 19, 2007

2.6	Management Agreement, dated as of July 18, 2007, by and between Mobilepro Corp., United Systems Telecom Access, Inc. and United Systems Access, Inc.	Incorporated by reference to Exhibit 10.05 to the Registrant’s Current Report on Form 8-K filed on July 19, 2007

2.7	Purchase Agreement, dated as of July 8, 2007, by and between Mobilepro Corp. and Gobility, Inc.	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on July 10, 2007

2.8	Convertible Debenture issued to Mobilepro Corp. by Gobility, Inc., made as of July 8, 2007	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on July 10, 2007

2.9	Asset Purchase Agreement by and between Davel Communications, Inc. and Sterling Payphones, LLC effective as of August 30, 2007	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on September 7, 2007

3.1	Certificate of Incorporation, dated April 20, 2001, of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001

3.2	Certificate of Amendment of Certificate of Incorporation of Mobilepro Corp dated November 16, 2001.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001

3.3	Certificate of Amendment to Certificate of Incorporation of Mobilepro Corp. dated March 11, 2003	Incorporated by reference to Exhibit 3.11 to the Registrant’s Registration Statement on Form SB-2 filed on May 6, 2003

3.4	By-Laws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001

4.1	2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001

4.2	Amended and Restated 2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2004

10.1	Executive Employment Agreement, dated December 15, 2003, between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 13, 2004

10.2	Executive Employment Agreement, dated April 15, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.15 to the Amendment to Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004

10.3	Amended and Restated Executive Employment Agreement, dated June 9, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2004

10.4	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2005

10.5	Standby Equity Distribution Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004

10.6	Registration Rights Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004

10.7	Placement Agent Agreement, dated May 13, 2004 between the Company and Newbridge Securities Corporation	Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004

10.8	Escrow Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004

10.9	Employment Agreement dated February 28, 2005 between Davel Communications, Inc. and Tammy L. Martin	Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.10	Amendment No. 1 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated April 20, 2005	Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.11	Amendment No. 2 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated May 26, 2005	Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.12	Securities Purchase Agreement, dated as of May 13, 2005, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.13	Secured Convertible Debenture, issued on May 13, 2005 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.14	Amended and Restated Collateral Assignment of Intellectual Property Rights, made as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.15	Amended and Restated Security Agreement, dated May 13, 2005, by and among the Company, the subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.16	Investor Registration Rights Agreement, dated as of May 13, 2005 by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.17	Amended and Restated Guaranty Agreement, dated as of May 13, 2005, made by each of the direct and indirect subsidiaries of the Company in favor of Cornell Capital	Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.18	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.19	Secured Convertible Debenture, issued on June 30, 2006 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 7, 2006

10.20	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.21	Master Lease Agreement dated June 28, 2006 between JTA Leasing Co., LLC, Mobilepro Corp., and NeoReach, Inc.	Incorporated by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.22	Letter Agreement between American Fiber Network, Inc. and FSH Communications LLC, dated June 30, 2006*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 11, 2006

10.23	Securities Purchase Agreement, dated as of August 28, 2006, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006

10.24	Secured Convertible Debenture, issued on August 28, 2006, by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006

10.25	Investor Registration Rights Agreement, dated as of August 28, 2006, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006

10.26	Irrevocable Transfer Agent Instructions dated August 28, 2006 among the Company, Interwest Transfer Company, Inc. and David Gonzalez, Esq., as Escrow Agent	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006

10.27	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006

10.28	Amendment No. 1 to the Securities Purchase Agreement, dated September 20, 2006, between the Company and Cornell Capital, and the related Convertible Debenture	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2006

10.29	Amendment No. 2 to the Securities Purchase Agreement, dated October 23, 2006, between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2006

10.30	Master Equipment Lease dated September 27, 2006, between Data Sales Co., Mobilepro Corp., and Kite Networks, Inc.	Incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

10.31	Amendment No. 1 to Convertible Debentures issued to Cornell Capital, dated January 17, 2007	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on January 23, 2007

10.32	Amendment No. 2 to Convertible Debentureissued to Cornell Capital, dated February 20, 2007 (the $15,149,650 debenture)	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007

10.33	Amendment No. 2 to Convertible Debenturesissued to Cornell Capital, dated February 20, 2007 (the $7,000,000 debentures)	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007

10.34	Amendment No. 3 to Convertible Debenturesissued to Cornell Capital, dated April 2, 2007(the $7,000,000 debentures)	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on April 5, 2007

10.35	Consent and Waiver Agreement dated March 30, 2007 with Cornel Capital	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on April 5, 2007

10.36	Amendment No. 4 to Convertible Debenturesissued to Cornell Capital, dated May 11, 2007(the $7,000,000 debentures)	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on May 15, 2007

10.37	Promissory Note, dated May 11, 2007, issued to Cornell Capital	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on May 15, 2007

10.38	Amendment No. 5 to Convertible Debenturesissued to Cornell Capital, dated July 18, 2007(the $7,000,000 debentures)	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on July 19, 2007

10.39	Amendment No. 3 to Convertible Debentureissued to Cornell Capital, dated July 18, 2007(the $15,149,650 debenture)	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on July 19, 2007

10.40	Addendum to Second Amended and Restated Executive Employment Agreement for Jay O. Wright, dated August 27, 2007	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on August 29, 2007

21.1	Subsidiaries of Registrant	Provided herewith

31.1	Certification by Jay O. Wright, Chief Executive Officer, pursuant to Rule 13a-14(a)	Provided herewith

31.2	Certification by Donald L. Paliwoda, Principal Financial Officer, pursuant to Rule 13a-14(a)	Provided herewith

32.1	Certification by Jay O. Wright and Donald L. Paliwoda, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Provided herewith

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

MOBILEPRO CORP.

Date: November 9, 2007	By:	/s/ Jay O. Wright
Jay O. Wright, Chief Executive Officer

Date: November 9, 2007	By:	/s/ Donald L. Paliwoda
Donald L. Paliwoda, Principal Accounting Officer