Form 10-Q
period 2007-12-31
MOBILEPRO CORP
filed 2008-02-11
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

Commission File Number 000-51010

MOBILEPRO CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	87-0419571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6701 Democracy Boulevard, Suite 202, Bethesda, MD	20817
(Address of principal executive offices)	(Zip Code)

(301) 571-3476
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 7, 2008, the Company had 775,821,796 outstanding shares of its common stock, $0.001 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2007	March 31, 2007
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,081,404	$1,993,781
Restricted cash	806,672	400,000
Accounts receivable, net	1,381,964	3,222,726
Note receivable	2,000,000	-
Prepaid expenses and other current assets	673,060	693,717
Assets of companies held for sale	30,111,205	52,316,429

Total Current Assets	36,054,305	58,626,653

FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION	303,110	8,414,561

OTHER ASSETS
Customer contracts and relationships, net of amortization	-	1,333,516
Other assets	6,115,416	934,191
	6,115,416	2,267,707
TOTAL ASSETS	$42,472,831	$69,308,921

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2007	March 31, 2007
	(unaudited)
CURRENT LIABILITIES
Current portion of notes payable and convertible debentures	$14,148,871	$15,101,081
Accounts payable and accrued expenses	3,815,792	8,557,629
Proceeds advanced on sale of CLEC Business	6,064,532	-
Deferred revenue	600,000	600,000
Liabilities of companies held for sale	11,071,180	20,199,192

Total Current Liabilities	35,700,375	44,457,902

LONG-TERM LIABILITIES
Convertible debentures, net of unamortized debt discount and current portion	-	2,892,751

TOTAL LIABILITIES	35,700,375	47,350,653

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 20,035,425 shares authorized, 35,378 shares issued and outstanding at December 31 and March 31, 2007	35	35
Common stock, $.001 par value, 1,500,000,000 shares authorized, 775,821,796 and 692,477,518 shares issued and outstanding at December 31 and March 31, 2007	775,822	695,592
Additional paid-in capital	101,473,193	98,533,886
Accumulated deficit	(95,476,594)	(77,271,245)

Total Stockholders' Equity	6,772,456	21,958,268

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,472,831	$69,308,921

The accompanying notes are and integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
REVENUES	$103,887	$7,228,699	$10,269,113	$23,990,954

OPERATING COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	(15,312)	4,330,639	5,734,722	13,786,710
Payroll, professional fees and related expenses (exclusive of stock compensation)	629,457	3,638,038	6,857,916	11,685,360
Office rent and expenses	11,792	288,777	392,205	749,522
Other general and administrative expenses	206,155	320,654	831,353	992,348
Depreciation and amortization	48,389	784,001	1,257,094	2,308,512
Stock compensation	128,007	535,821	763,129	1,492,468
Restructuring charges	-	-	-	185,968
Settlement of litigation and distribution from escrow	(239,309)	-	(239,309)	-
Total Operating Costs and Expenses	769,179	9,897,930	15,597,110	31,200,888

OPERATING LOSS	(665,292)	(2,669,231)	(5,327,997)	(7,209,934)

INTEREST INCOME (EXPENSE), NET	192,820	(793,763)	(512,204)	(1,799,039)

LOSS ON SALE OF ASSETS	-	-	(2,778,906)	-

LOSS ON EXTINGUISHMENT OF DEBT	-	-	-	(409,601)

LOSS FROM CONTINUING OPERATIONS	(472,472)	(3,462,994)	(8,619,107)	(9,418,574)

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations	(133,452)	(2,564,740)	(2,068,726)	(5,457,581)
Loss on sale of discontinued operations	-	-	(7,517,516)	-

LOSS FROM DISCONTINUED OPERATIONS	(133,452)	(2,564,740)	(9,586,242)	(5,457,581)

NET LOSS APPLICABLE TO COMMON SHARES	$(605,924)	$(6,027,734)	$(18,205,349)	$(14,876,155)

LOSS PER SHARE, BASIC AND DILUTED
Continuing operations	$(0.0006)	$(0.0059)	$(0.0112)	$(0.0160)
Discontinued operations	(0.0002)	(0.0043)	(0.0125)	(0.0093)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.0008)	$(0.0102)	$(0.0237)	$(0.0253)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	775,821,796	591,464,714	768,589,348	586,887,824

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Nine Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,205,349)	$(14,876,155)
Loss from discontinued operations	9,586,242	5,457,581
Loss from continuing operations	(8,619,107)	(9,418,574)

Items that reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	1,257,094	2,234,334
Noncash interest expense and loss on debt extinguishment	184,087	1,324,970
Stock Compensation	763,129	1,528,468
Restructuring charges	-	185,968
Loss on sale of payphone assets	2,778,906	-
Other noncash charges	220,684	-
Changes in current assets and liabilities, net of disposals
Decrease in accounts receivable	1,840,762	1,341,111
(Increase) decrease in other current assets	(386,015)	276,244
(Increase) decrease in other assets	83,776	(313,158)
(Increase) decrease in net assets of companies held for sale	(190,193)	819,196
Decrease in accounts payable and accrued expenses	(2,160,459)	(2,565,958)
Increase in deferred revenue	-	365,777
	4,391,771	5,196,952

Net cash (used in) operating activities	(4,227,336)	(4,221,622)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of payphone assets	3,248,741	-
Capital expenditures, net	(320,128)	(1,054,057)
Other investment activities	-	(47,679)
Proceed from sale of investments	361,993	-
Investing activities of discontinued operations	1,702,316	(2,379,520)

Net cash provided by (used in) investing activities	4,992,922	(3,481,256)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common stock issuances	-	6,653,891
Borrowings/(payments) of debt, net	(2,156,788)	(3,768,883)
Proceeds from the issuance of convertible debentures	-	5,963,500
Financing fees	-	(422,750)
Financing activities of discontinued operations	(278,625)	(243,348)

Net cash provided by (used in) financing activities	(2,435,413)	8,182,410

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(unaudited)

	For the Nine Months Ended December 31,
	2007	2006

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,669,827)	$479,532

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,430,844	5,397,881

CASH AND CASH EQUIVALENTS - END OF PERIOD	1,761,017	5,877,413

LESS CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	(679,613)	(1,263,301)

CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$1,081,404	$4,614,112

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$970,519	$1,140,998

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

Convertible Preferred Stock of United Systems Access, Inc.	$5,763,893	$-
Note Receivable	$2,000,000	$-
Debenture maturities and accrued interest paid with common stock	$(1,967,908)	$(1,788,760)
Issuance of Amended Debenture to YA Global	$-	$15,149,650
Retirement of Debenture issued to YA Global	$-	$(15,000,000)
Capital lease	$-	$3,714,181

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
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

On June 30, 2007, the Company entered into a Purchase Agreement (the “USA Agreement”) with United Systems Access, Inc. (“USA”), pursuant to which USA agreed to acquire all of the outstanding shares of CloseCall and AFN (the Company’s “CLEC Business”, which was previously included in the voice services business segment) and all of the outstanding shares of DFW and InReach (together these companies have comprised the Company’s Internet services provider business segment, or “ISP Business” - see Note 3). The sale of the ISP Business was completed on July 18, 2007. The sale of the CLEC Business was subject to the receipt of verification of certain regulatory approvals, which was originally expected to be obtained by the end of calendar year 2007. On January 14, 2008, the Company received notice from USA purporting to terminate the USA Agreement with respect to the sale of the CLEC Business, but provided that USA remained interested in discussing terms upon which it would purchase the CLEC Business (see Disposition Activities below and Note 3). The Company remains in discussions concerning the sale of the CLEC Business to USA.

On July 8, 2007, the Company entered into a Purchase Agreement (the “Gobility Agreement”) with Gobility, Inc. (“Gobility”), pursuant to which Gobility acquired all of the outstanding shares of NeoReach and Kite Networks, and all of the outstanding membership interests in Kite Broadband (together these companies have comprised the Company’s wireless networks business segment, or “Wireless Networks”). As further discussed below, Gobility is in default with respect to its obligation to obtain funding and to pay amounts due under certain equipment obligations and leases for which the Company is a co-obligor. The Company is currently cooperating with Gobility in its efforts to sell the assets of Kite Networks in order to pay off these obligations (see Disposition Activities below and Note 3).

Going Concern Uncertainty

The Company has historically lost money. The Company’s accumulated deficit at December 31, 2007 was $95,476,594. In the nine months ended December 31, 2007, the Company incurred a net loss of $18,205,349. In the fiscal years ended March 31, 2007, 2006 and 2005, the Company sustained net losses of $45,898,288, $10,176,407 and $5,359,722, respectively. Over these periods, most of the acquired businesses of Mobilepro experienced declining revenues. Although restructuring measures reduced other operating expenses, the Company was unable to reduce the corresponding costs of services. In addition, the Company funded the start-up and operations of the municipal wireless networks and online gaming businesses without these companies achieving expected revenues. As a result, the amounts of cash used in operations during the nine months ended December 31, 2007 and the fiscal year ended March 31, 2007 were $4,227,336 and $6,558,708, respectively.

Because the cash required to fund the continuing operating losses and to complete the build-out of planned municipal wireless networks exceeded the Company’s available capital, the Company signed agreements to sell substantial portions of its operations to several unaffiliated buyers. With the expected proceeds, the Company intends to retire the amounts owed under the convertible debentures issued to YA Global Investments, L.P. (“YA Global”, f/k/a Cornell Capital Partners, L.P).

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments based on recorded amounts for the foreseeable future. If the Company fails to permanently eliminate the cash requirements represented by the Wireless Networks Business and ProGames, and if the sale of the CLEC Businesses to USA is not consummated pursuant to its negotiated terms, the Company will not have the ability to continue as a going concern beyond the current fiscal year without additional capital and/or a significant restructuring of the YA Global debt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Gobility expected to raise capital for its operating purposes from an identified source pursuant to a funding commitment letter that was presented to the Company at closing. Because this funding has not been obtained, Gobility has been unable to fund its operations including the payment of amounts due under a series of capital equipment leases and other equipment-related obligations. On the date of the sale to Gobility, the aggregate amount of this debt included in the balance sheet of Kite Networks was approximately $6,111,000. Because the equipment leases and other equipment purchases were co-signed by Mobilepro, if Kite Networks fails to pay the leases, the Company is obligated to pay this debt. At December 31, 2007, the amounts recorded on the balance sheet for the lease obligations, accrued interest, and accounts payable were $3,972,096, $226,287, and $1,591,978, respectively. The Company has also recorded the certificates of deposits securing the lease obligations of $1,187,664.

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

In March 2007, the Company announced that it had signed a definitive agreement for the merger of ProGames, its online gaming subsidiary, with and into Winning Edge International, Inc. Consummation of the transaction was subject to a number of closing conditions including the arrangement of financing that would have sustained the operations of the combined entity. The anticipated financing was not procured. As a result, the merger agreement was terminated and the Company continues to fund the operating costs of ProGames. The Company is currently exploring strategic alternatives with respect to its investment in ProGames. The net loss incurred by ProGames in the nine months ended December 31, 2007 was $549,259.

The operating losses incurred by Davel adversely affected the consolidated operating results of the Company. For the nine months ended December 31, 2007, Davel incurred a net loss of $5,102,327. However, most of the payphones have been sold to unaffiliated payphone operators in the current year. In June 2007, the Company sold approximately 730 operating payphones and received in excess of $200,000 in cash proceeds. On September 7, 2007, Davel sold approximately 21,405 payphones to Sterling Payphones, LLC (“Sterling”) (see Note 3). Under the terms of the sale agreement, the Company received $50,000 in cash, $1,839,821 in cash was paid to YA Global to reduce the amount of principal and interest owed under the outstanding convertible debentures issued to YA Global, and, pursuant to the sale agreement, other amounts were placed in escrow to pay certain key vendors of Davel and to satisfy potential indemnification claims. Sterling also assumed certain liabilities of Davel. Effective September 30, 2007, Davel sold an additional 300 payphones for approximately $85,000. After these sales, Davel’s remaining operations have been significantly reduced. Davel’s remaining operations are being continued and Davel is pursuing the recovery of certain claims including the AT&T, Sprint and Qwest claims described in Note 8.

To date, YA Global has been a significant source of capital for the Company, providing financing in several forms. During the fiscal year ended March 31, 2007, the Company borrowed funds under a series of convertible debentures. The total principal and accrued interest amounts owed to YA Global under the debentures at December 31, 2007 were $14,092,697 and $92,784, respectively. Using shares of its common stock registered on Form S-3 in November 2006, the Company made principal and interest payments on the debentures that totaled $4,880,489 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of shares registered that related to the convertible debentures was exhausted. YA Global has agreed to delay additional installment payments until February 1, 2008 when the Company will be obligated to resume making total weekly principal payments of $375,000 plus accrued interest. Unless additional shares are registered by the Company under the Securities Act of 1933 (the “Securities Act”), shares acquired by YA Global are tradable under Rule 144 of the Securities Act, or shares of the Company’s common stock are otherwise freely tradable by YA Global without restriction, the Company will be required to make these payments in cash. However, in the event that the Company or YA Global receives a legal opinion that YA Global is eligible to sell shares of the Company’s common stock under Rule 144, the Company will be required to resume immediately making weekly payments of principal and accrued interest with shares of its common stock. The Company has made a partial payment of $114,530 toward the amounts due February 1, 2008 and has not made the payment due February 8, 2007. The Company will be in default with respect to its debt agreements if such payments are not made within fifteen days of their respective due dates. The Company is currently negotiating with YA Global regarding an extension of its debentures and a modification of its terms.

The Company received letters of interest regarding the acquisition of the Close Call, AFN and the Internet service provider businesses. As disclosed above, on June 30, 2007, the Company entered into an agreement to sell the CLEC and ISP Businesses to USA. The total purchase price of $27.7 million ($30.0 million face value) includes cash proceeds of approximately $21.9 million and convertible preferred stock with an $8.1 million face value and valued for accounting purposes at $5.8 million. The sale of the ISP Business closed on July 18, 2007 resulting in the Company’s receipt of $500,000 cash, the payment of $2,000,000 to YA Global, and the Company’s receipt of a promissory note for $2,000,000 and 8,100 shares of convertible preferred stock of USA. The payment to YA Global retired the $1.1 million promissory note issued in May 2007 and approximately $25,000 in related accrued interest and convertible debenture principal and accrued interest of approximately $393,000 and $482,000, respectively. On January 3, 2008, the Company entered into an amendment to the $2,000,000 promissory note due from USA. USA made payments of $500,000 each on January 4 and January 11, 2008 with the remaining balance of $1,000,000, together with accrued interest at the rate of 7.75%, due on the earlier of the date of the closing of the sale of the CLEC Business or March 31, 2008. Of the $1,000,000 of payments, the Company received $125,000 and the remaining $875,000 was used to pay principal and interest on the convertible debentures due to YA Global.

On January 14, 2008, the Company received notice from USA purporting to terminate the USA Agreement with respect to the sale of the CLEC Business, but provided that USA remained interested in discussing terms upon which it would complete the sale. The Company is in communications with USA and disputes the validity of the claims alleged for the purported termination, which include the alleged failure to obtain certain regulatory and contractual approvals and the alleged breach of certain representations and warranties set forth in the USA Agreement. The Company believes the purported termination is in bad faith, and should it not be able to resolve this matter to its satisfaction, intends to pursue any and all legal and equitable remedies available to it against USA. Despite the on-going discussions with USA, the Company has re-assumed operating control of AFN and Close Call, its CLEC subsidiaries.

With the cash proceeds expected to be received by the Company from the closing of the sale of the CLEC Business, the Company intended to retire the remaining amounts owed to YA Global under the convertible debentures, including accrued interest. The Company has been in communication with YA Global regarding the impact of USA’s actions. If the sale of the CLEC Businesses to USA is not completed in accordance with the negotiated terms, the Company will not have the ability to continue as a going concern beyond the current fiscal year without a significant restructuring of the YA Global debt. See Item 1A. below - Risk Factors - “Failure to Complete the Sale of the Wireline Businesses to USA Will Result in Our Inability to Retire the YA Global Debentures”.

Companies Held for Sale

The assets and liabilities of the CLEC Business are summarized and classified as “held for sale” in the accompanying condensed consolidated balance sheets at December 31, 2007 and March 31, 2007. In addition, the assets and liabilities of the Wireless Networks and ISP Businesses are classified as “held for sale” in the accompanying condensed consolidated balance sheet at March 31, 2007. The operating results of these businesses are included in discontinued operations in the accompanying condensed consolidated statements of operations for the three and nine months ended December 31, 2007 and 2006.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statement Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior-period financial statement balances have been reclassified to conform to the December 31, 2007 presentation.

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

These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring, and that are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended December 31, 2007 are not necessarily indicative of the results that will be achieved for the fiscal year ending March 31, 2008.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 states that registrants should use both a balance sheet approach and income statement approach when quantifying and evaluating the materiality of a misstatement. SAB 108 also provides guidance on correcting errors under the dual approach as well as transition guidance for correcting previously immaterial errors that are now considered material. The provisions of SAB 108 were applicable to financial statements for the Company’s fiscal year ended March 31, 2007. This guidance has not had any material impact on the consolidated financial condition or results of operations.

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The provisions of FAS 159 will be effective for the Company as of the beginning of the Company’s fiscal year ending March 31, 2009. The Company does not expect FAS 159 to have a significant impact on the consolidated financial statements.

Restricted Cash

The Company is required to maintain letters of credit collateralized by cash as additional security for the performance of obligations under certain service agreements. Restricted cash also includes $456,672 that will be held in escrow through September 8, 2008 to indemnify Sterling for possible claims that may arise in connection with the sale of Davel’s payphones. The cash escrow and collateral is restricted and is not available for the Company’s general working capital needs. The letters of credit expire at various dates through September 2008.

Revenue Recognition

The Company has derived a material portion of its revenues through the provision of local telephone, long distance, and wireless calling, and Internet access services to subscribers. The Company recognizes revenue related to these telecommunications services when such services are rendered and collection is reasonably assured; it defers revenue for services that the Company bills in advance. Revenue related to service contracts covering future periods is deferred and recognized ratably over the periods covered by the contracts.

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

Davel also recognizes revenue related to non-coin dial-around calls that are initiated from a Company payphone in order to gain access to a specific long distance company or to make a standard toll free call. Revenue related to such dial-around calls is recognized initially based on estimates. The inter-exchange carriers have historically paid for fewer dial-around calls than are actually made and the collection period for dial-around revenue is generally four to six months, but can be in excess of one year. Most dial-around receivable amounts are received early in each calendar quarter from an industry clearinghouse organization, one quarter in arrears. For example, Davel was entitled to receive its dial-around receipts related to the quarter ended June 30, 2007 in October 2007, allowing it to adjust the second calendar quarter dial-around receivable amount included in the balance sheet at September 30, 2007 based on the actual collection experience. Davel’s estimate of revenue for the most recent calendar quarter is based on the historical analysis of calls placed and amounts collected. These analyses are updated on a periodic basis. Recorded amounts of revenue may be adjusted based on actual receipts and/or the subsequent revision of prior estimates. Total dial-around revenue amounts for the three and nine months ended December 31, 2007 were approximately $114,000 and $2,291,000, respectively. The amounts for the corresponding periods of the prior year were approximately $1,415,000 and $4,785,000, respectively.

Accounts Receivable

Dial-around receivable amounts included in the balance sheets at December 31, 2007 and March 31, 2007 were $821,300 and $2,856,629, respectively. During all periods presented, credit losses, to the extent identifiable, were generally within management’s overall expectations.

Financing Fees

The financing fees paid in May 2004 to YA Global and others related to the negotiation of the Standby Equity Distribution Agreement (the “SEDA”) were deferred and, in the prior year, were amortized against additional paid-in-capital on a straight-line basis over the twenty-four (24) month term of the SEDA. These fees were paid with the issuance of 8,000,000 shares of Mobilepro common stock valued in the amount of $1,760,000. The Company recorded amortization of approximately $147,000 in the nine months ended December 31, 2006, completing the amortization of the cost of the deferred asset.

Accounting for Stock Options and Warrants

The Company adopted SFAS 123R, effective April 1, 2006. The amounts of related compensation expense recorded and presented in the accompanying statements of operations for the three and nine months ended December 31, 2007 were $128,007 and $763,129, respectively. The amounts for the corresponding periods of the prior year were $535,821 and $1,492,468, respectively.

Property, Plant and Equipment

Depreciation expense is computed using the straight-line method during the estimated useful life of each asset. The amounts of depreciation related to continuing operations and included in the condensed consolidated statements of operations for the three and nine months ended December 31, 2007 were approximately $48,389 and $1,041,409, respectively. The amounts for the corresponding periods of the prior year were $617,800 and $1,836,898, respectively.

Customer Location Contracts

Intangible assets include amounts paid to property location owners in connection with payphone installation contracts, which had a net balance of $1,174,205 at March 31, 2007. These other assets, which were sold in conjunction with the sale of a majority of Davel’s payphones in September 2007, were amortized on a straight-line basis over their estimated useful lives based on contract terms (generally 5 years). Accumulated amortization related to these contracts at March 31, 2007 was $1,261,428. Amortization expense related to location contracts was $208,186 for the nine months ended December 31, 2007. Amortization expense was $152,706 and $458,119, respectively, for the three and nine months ended December 31, 2006.

Investments

During the year ended March 31, 2005, the Company provided certain management services to two emerging technology firms. As consideration, the Company received a non-affiliate equity interest in each firm. These investments were recorded in the amounts of $300,000 and $150,000, respectively, approximating the value of the services provided. The shares of common stock held by the Company are considered to be available-for-sale securities. If a decline in the fair value of these securities is judged by management to be other than temporary, the cost basis of the securities would be written down to fair value at that time. During the three and nine months ended December 31, 2007, the Company sold some of the shares and wrote down the carrying value of certain remaining shares. The Company recognized a gain of $11,507 and a loss of $81,587 for the three and nine months ended December 31, 2007, respectively. The carrying value of the common stock included in other assets at December 31, 2007 and March 31, 2007 was $6,910 and $450,000, respectively.

The Company also has an investment in 8,100 shares of USA convertible preferred stock received in connection with the sale of the ISP and CLEC Businesses as described in Note 3 below. The carrying value of the convertible preferred stock of $6,008,091 is included in other assets in the accompanying condensed consolidated balance sheets at December 31, 2007. If the USA transaction is not completed, the value of this asset may become impaired.

On January 5, 2008, the Company entered into an agreement to purchase 2,666,667 shares (approximately 31%) of the outstanding common stock of Microlog Corporation (“Microlog”) from TFX Equities, Inc (“TFX”) for $1,000 in cash (the “Microlog Agreement”). The Company also received from TFX $2,000,000 of 10% subordinated notes, due from Microlog on January 5, 2011, that are convertible into Microlog common stock at a price of $0.10 per share, warrants to purchase 100 shares of Series A convertible preferred stock of Microlog, and warrants to purchase 750,000 shares of Microlog common stock at an exercise price of $0.10 per share in connection with the Microlog Agreement. In addition, the Company invested $250,000 in cash directly in Microlog in exchange for a 10% subordinated note with a face value of $250,000, due January 5, 2011, that is convertible into Microlog common stock at a price of $0.10 per share. Microlog is a Germantown, MD based government contractor that develops, sells and installs software for integrated voice response and web-based customer contact systems in the healthcare industry. Microlog’s common stock is traded on the “Pink Sheets” under the symbol “MLOG”.

Accounts Payable and Accrued Liabilities

The accounts payable and accrued liabilities of continuing operations consisted of the following at the indicated dates:

	December 31, 2007	March 31, 2007

Accounts payable	$758,062	$2,431,438
Accrued location usage fees	116,794	1,800,991
Accrued restructuring costs	100,218	100,218
Accrued compensation	253,011	449,021
Accrued interest expense	92,784	161,950
Other accrued liabilities	2,494,923	3,614,011
Totals	$3,815,792	$8,557,629

NOTE 3-DISPOSITION OF BUSINESSES

Sale of the ISP and CLEC Businesses

On June 30, 2007, the Company entered into a Purchase Agreement with USA, pursuant to which USA agreed to acquire all of the outstanding shares of CloseCall, AFN, DFW and InReach. The USA Agreement was subsequently amended to extend the closing date for the sale of the ISP Business until July 17, 2007. The closing for the CLEC Business was expected to occur following receipt of the necessary regulatory approvals. Until the closing, USA agreed to manage the CLEC Business pursuant to a management agreement entered into with USA (the “USA Management Agreement”).

On January 14, 2008, the Company received notice from USA purporting to terminate the USA Agreement with respect to the sale of the CLEC Business, but provided that USA remained interested in discussing terms upon which it would complete the purchase. The Company is in communications with USA and disputes the validity of the claims alleged for the purported termination, which include the alleged failure to obtain certain regulatory and contractual approvals and the alleged breach of certain representations and warranties set forth in the USA Agreement. The Company believes the purported termination is in bad faith, and should it not be able to resolve this matter to its satisfaction, intends to pursue any and all legal and equitable remedies available to it against USA. Despite the on-going discussions with USA, the Company has re-assumed operating control of AFN and Close Call, its CLEC subsidiaries.

Under the USA Agreement, the total purchase price for the ISP and CLEC Businesses is $27,663,893 consisting of $21.9 million in cash and 8,100 shares of convertible preferred stock of USA (the “USA Preferred”) with a fair value of $5,763,893. The 8,100 shares of USA Preferred are convertible into 7.5% of the outstanding common stock of USA and can be redeemed for $8.1 million in cash, at the option of the Company, anytime following the third anniversary of the closing of the CLEC Business (the “Put Option”). Prior to that time, USA has the option to redeem all of the unconverted USA Preferred for $12,960,000. The fair value of the USA preferred is based on the present value of the $8.1 million Put Option discounted at an interest rate of 10%. The discount on the USA preferred of $2,336,107 is being accreted to income through the date the Put Option becomes exercisable using the interest method. For the three and nine months ended December 31, 2007, the Company recorded and included as an offset to interest expense $147,733 and $244,198, respectively, of income relating to the discount.

Upon the closing of the sale of the ISP Business on July 18, 2007, the Company received $2.5 million in cash, a $2 million note, which was originally payable upon the earlier of the closing of the CLEC Business or January 1, 2008, and the 8,100 shares of USA Preferred. The remaining cash proceeds of $17,400,000 are to be paid by USA at the time of the CLEC closing. Until that time, USA is required to cause the managed companies to make monthly payments of interest on this balance at a rate of 7.75% directly to YA Global, two months in arrears. The Company has received the monthly payments due through January 1, 2008, which payments have been applied to principal and interest on the Secured Debenture and Amended Debenture. For the three and nine months ended December 31, 2007, the Company recorded an offset to interest expense of $339,896 and $616,985, respectively, relating to interest accrued on the $17,400,000 balance.

On January 3, 2008, the Company entered into an amendment to the $2,000,000 promissory note due from USA. USA made payments of $500,000 each on January 4 and January 11, 2008 with the remaining balance of $1,000,000, together with accrued interest at the rate of 7.75%, due on the earlier of the date of the closing of the sale of the CLEC Business or March 31, 2008. Of the $1,000,000 of payments, the Company received $125,000 and the remaining $875,000 was used to pay principal and interest on the convertible debentures due to YA Global.

The loss incurred in connection with this sale of the ISP and CLEC Businesses of $2,481,227 is included in the loss on sale of discontinued operations in the accompanying condensed consolidated statements of operations.

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

Under the terms of the Gobility Debenture, Gobility was required to raise at least $3.0 million in cash no later than August 15, 2007. If Gobility defaults on this financing obligation under the Gobility Debenture, the Company will have the right but not the obligation to repurchase the Wireless Networks business with the surrender of the Gobility Debenture and the payment of nominal additional consideration. To date, Gobility has not obtained financing and is in default with respect to the Gobility Debenture. In addition, Gobility has been unable to fund its operations including the payment of amounts due under a series of capital equipment leases and other equipment-related obligations. Because the equipment leases and other equipment purchases were co-signed by Mobilepro, if Kite Networks fails to pay the leases, absent any other defenses it may have, the Company could be obligated to pay the debt. As a result of these defaults by Gobility, the Company has written off the $2.0 million Gobility Debenture and has recorded the capital leases and equipment-related obligations as liabilities in connection with the sale. At December 31, 2007, the amounts recorded on the balance sheet as liabilities of companies held for sale for the lease obligations, accrued interest, and accounts payable were $3,972,096, $226,287, and $1,591,978 respectively. The Company has also recorded the certificates of deposits securing the lease obligations of $1,187,664 as assets of companies held for sale. As a result of these adjustments, the Company recorded a loss on the sale of its Wireless Networks Business of $5,036,289 that is included in the loss on sale of discontinued operations in the condensed consolidated statements of operations.

The Company is currently cooperating with Gobility in its efforts to sell the assets of Kite Networks in order to pay off the obligations relating to the leases and other equipment. In the event Gobility is unsuccessful in its attempts to sell the assets and satisfy the lease obligations, the Company could be required to make the payments on the leases and the accounts payable for the other equipment.

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

 The revenues and the net losses of discontinued operations were as follows:

	Three Months Ended December 31,
	2007	2006

Revenues	$8,593,531	$13,809,985
Loss from discontinued operations before disposal	$(133,452)	$(2,564,740)
Loss on disposal	-	-
Loss from discontinued operations	$(133,452)	$(2,564,740)

	Nine months ended December 31,
	2007	2006

Revenues	$33,382,829	$43,801,166
Loss from discontinued operations before disposal	$(2,068,726)	$(5,457,581)
Loss on disposal	(7,517,516)	-
Loss from discontinued operations	$(9,586,242)	$(5,457,581)

Assets and liabilities associated with the Wireless Networks, ISP and CLEC Businesses have been segregated from continuing operations and presented separately as assets of companies held for sale and liabilities of companies held for sale in the condensed consolidated balance sheets at December 31, 2007 and March 31, 2007. The major classifications of such assets and liabilities were as follows:

	December 31, 2007	March 31, 2007

Cash and cash equivalents	$679,613	$1,437,063
Restricted cash	2,007,664	1,798,200
Accounts receivable, net	3,130,760	5,387,772
Prepaid expenses and other current assets	1,291,198	2,401,464
Fixed assets, net	530,926	10,368,844
Goodwill, net of impairment	20,531,278	29,547,074
Customer contracts and relationships, net	501,701	593,734
Due from USA	1,305,501	-
Other assets	132,564	782,278

Assets of companies held for sale	$30,111,205	$52,316,429

Accounts payable and accrued expenses	$6,260,180	$11,222,807
Deferred revenue	798,529	3,864,518
Notes payable and capital lease obligations	4,012,471	5,111,867
Liabilities of companies held for sale	$11,071,180	$20,199,192

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

NOTE 4-IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

The goodwill amounts included in assets of companies held for sale at December 31, 2007 and March 31, 2007 were recorded in connection with the series of acquisitions completed by the Company since January 1, 2004. Generally accepted accounting principles require that the Company assess the fair value of goodwill amounts relating to acquired entities at least annually in order to identify any impairment in the values. However, on a quarterly basis, management is alert for events or circumstances that would indicate that, more likely than not, the fair value amounts of goodwill for reporting segments have been reduced below the corresponding carrying amounts. If there is a determination that the fair value of an acquired entity is less than the corresponding net assets amount, including goodwill, an impairment loss would be identified and recorded at that time.

During the fiscal year ended March 31, 2007, the Wireless Networks business, the ISP Business and Davel did not perform as expected. In addition, as discussed above, the Company was engaged in negotiations for the sale of all of these businesses. As a result, management reviewed the carrying values of the assets of these businesses at March 31, 2007 and determined that adjustments for goodwill and other asset impairment were appropriate. The Company recorded impairment charges in the total amount of $25,185,098 at March 31, 2007, including $17,745,303 representing the entire amount of goodwill and other intangible assets related to Wireless Networks, $4,384,000 relating to the goodwill of the ISP Business, $1,482,000 relating to certain deployed wireless network equipment of Kite Networks, and $1,573,795 relating to certain payphone equipment and location contracts of Davel. The Company had previously recorded goodwill impairment charges related to the ISP Business of $1,213,035 and $2,090,889 in the three and nine months ended December 31, 2006. These amounts are included in the loss from discontinued operations for the prior year periods. Management does not believe that additional goodwill impairment charges are required at December 31, 2007.

NOTE 5-DEBT

Debt Maturities

A summary of the balances owed under the debentures, capital leases, notes payable, and other long-term liabilities of continuing operations at December 31, 2007 and March 31, 2007 was as follows:

	December 31,	March 31,
	2007	2007
Amended Debenture issued to YA Global	$11,006,823	$12,649,650
Secured Debentures issued to YA Global	3,085,874	5,500,000
Other notes payable and long-term obligations	118,500	138,500
	14,211,197	18,288,150
Less: Unamortized debt discounts	(62,326)	(294,318)
Less: Amounts due within one year	(14,148,871)	(15,101,081)
Long-term portion of debt	$-	$2,892,751

Based on the current terms of the YA Global debentures, as amended, the entire balance of debt at December 31, 2007 will become due for payment in the twelve-month period ending December 31, 2008.

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

The debentures issued pursuant to the Secured Debenture Agreement were recorded in the balance sheet net of unamortized debt discounts reflecting the fair market values of the debentures on the dates of issuance after allocating a like amount of proceeds to the related warrants. The discount amounts are being amortized as charges to interest expense over the terms of the related debentures. The total unamortized amount of debt discounts related to these debentures at December 31, 2007 was $7,117.

Under conditions similar to those included in the Amended Debenture (see discussion below), the Company has the right to make any and all such principal and interest payments by issuing shares of its common stock to YA Global with the amount of such shares based upon the lower of $0.174 per share or 93% of the average of the two lowest daily volume weighted average per share prices of its common stock during the five days immediately following the scheduled payment date. Through March 31, 2007, the Company issued 42,598,498 shares of its common stock in satisfaction of $1,500,000 in principal and $198,654 in accrued interest. From April 1, 2007 through May 10, 2007, the Company issued an additional 78,091,157 shares of its common stock in satisfaction of $1,849,343 in principal and $47,743 in accrued interest. The Company used cash to pay $29,836 in principal and $6,614 in interest on May 10, 2007. On July 18, 2007, the Company also paid $145,821 in principal and $265,678 in accrued interest from the proceeds of sale of the ISP Business. On September 7, 2007 and October 19, 2007, the Company paid an additional $347,009 in principal and $68,493 of interest from the proceeds of sale of Davel’s payphones. During the quarter ended December 31, 2007, the Company paid $42,117 in principal and $38,128 of interest from the monthly interest payments received from USA on the $17.4 million cash balance due at the time of the CLEC closing. In January 2008, the Company paid $865,393 of principal and $26,521 of interest from the payments received from USA relating to the $2,000,000 note receivable and the monthly interest payment.

Under the terms of the Secured Debenture Agreement, as amended through January 16, 2007, the Company has agreed to make weekly principal payments of at least $125,000 in satisfaction of the remaining principal commencing February 1, 2008, with interest on the outstanding principal balance payable at the same time. However, in the event that the Company or YA Global receives a legal opinion that YA Global is eligible to sell shares of the Company’s common stock under Rule 144 of the Securities Act of 1933, the Company may make such weekly payments of principal and accrued interest with shares of its common stock. The Company has made a partial payment of $114,530 toward the amounts due on the Secured Debenture and Amended Debenture on February 1, 2008 and has not made the payment due February 8, 2007. The Company will be in default with respect to the Secured Debenture Agreement if such payments are not made within fifteen days of their respective due dates. The Company is currently negotiating with YA Global regarding an extension of its debentures and a modification of its terms.

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

In connection with the issuance of the Debenture, the Company issued to YA Global a five-year warrant, as modified, to purchase 15,000,000 shares of its common stock at an exercise price of $0.20 per share (the “Warrant”). In connection with the issuance of the Amended Debenture, YA Global was issued an additional warrant, as modified, to purchase 13,750,000 shares of the Company’s common stock at a purchase price of $0.20 per share (the “Additional Warrant”). This Additional Warrant expired in November 2007.

The Debenture was recorded in the accounts net of unamortized debt discount reflecting the fair value on the date of issuance of the related Warrant. The net carrying amount of the Debenture and the related amount of accrued interest, $14,590,399 and $149,650, respectively, were eliminated from the accounts in connection with the issuance of the Amended Debenture and the retirement of the Debenture, resulting in a loss on the extinguishment of the Debenture debt in the amount of $409,601 in June 2006.

The face amount of the Amended Debenture was recorded initially in the balance sheet net of unamortized debt discount of $319,000. During the quarter ended December 31, 2006, the fair value of the Additional Warrant was recalculated based on its reset terms resulting in an increase to such value of $192,500. The net amount of the Amended Debenture reflects the fair market value after allocating additional proceeds in the amount of $192,500 to the Additional Warrant. The increased discount on the Amended Debenture is being amortized as a charge to interest expense over the term of the Amended Debenture. The unamortized debt discount amount at December 31, 2007 was $55,209.

Through March 31, 2007, the Company issued 50,578,702 shares of its common stock in satisfaction of $2,500,000 in principal and $681,827 in accrued interest. On May 10, 2007, the Company issued 4,510,933 shares of its common stock in satisfaction of $70,822 in principal. . On July 18, 2007, the Company also paid $247,005 in principal and $216,181 in accrued interest from the proceeds of sale of the ISP Business. On September 7, 2007, the Company paid an additional $1,325,000 in principal and $116,853 of interest from the proceeds of sale of Davel’s payphones. During the quarter ended December 31, 2007, the Company paid $196,313 of interest from the monthly interest payments received from USA on the $17.4 million cash balance due at the time of the CLEC closing. In January 2008, the Company paid $98,157 of interest from the payments received from USA relating to the $2,000,000 note receivable and the monthly interest payment.

Under the terms of the Amended Debenture, as revised, the Company has agreed to make weekly scheduled principal payments of at least $250,000 commencing February 1, 2008 with interest on the outstanding principal balance payable at the same time. However, in the event that the Company or YA Global receives a legal opinion that YA Global is eligible to sell shares of the Company’s common stock under Rule 144 of the Securities Act of 1933, the Company may make such weekly payments of principal and accrued interest with shares of its common stock. The Company has made a partial payment of $114,530 toward the amounts due on the Secured Debenture and Amended Debenture on February 1, 2008 and has not made the payment due February 8, 2007. The Company will be in default with respect to the Secured Debenture Agreement if such payments are not made within fifteen days of their respective due dates. The Company is currently negotiating with YA Global regarding an extension of its debentures and a modification of its terms.

Availability of Registered Shares

The Company filed a registration statement on Form S-3 on October 12, 2006 covering the resale of a total of 404,474,901 shares of the Company’s common stock by various selling stockholders, including 55,089,635 shares that may be issued to YA Global under the Amended Debenture, 120,689,655 shares related to convertible debentures issued under the Secured Debenture Agreement, and 38,750,000 shares related to the corresponding stock warrants. This registration statement was declared effective by the SEC, enabling the Company’s use of common stock to make installment payments to YA Global under the various debentures. As of May 10, 2007, the Company has issued all of the approximately 175,779,000 shares covered by the registration statement relating to the convertible debentures. At December 31, 2007, the total remaining principal balance payable to YA Global under the convertible debentures and the total amount of related accrued interest were $14,092,697 and $92,784, respectively.

The Debentures - Interest Expense

For the three and nine months ended December 31, 2007, the amounts of interest expense related to the debentures issued to YA Global, and included in the accompanying condensed consolidated statements of operations based on the stated interest rates, were $275,732 and $886,837, respectively. The amounts for the corresponding periods of the prior year were $363,803 and $966,173, respectively.

Interest expense amounts included in the accompanying condensed consolidated statements of operations for the current and prior year periods also included total debt discount amortization related to the debentures issued to YA Global. Amortization amounts were $38,151 and $231,992, respectively, for the three and nine months ended December 31, 2007. The amounts for the corresponding periods of the prior year were $307,532 and $553,786, respectively. Interest expense for the three and nine months ended December 31, 2006 also included an amount, $89,000, equal to the increase in the fair value of the Warrant based on its terms that were reset during the prior year quarter.

The discounts provided to YA Global in connection with the issuance of shares of common stock in satisfaction of principal and interest payments due under the convertible debentures were charged to interest expense during the three-month period ended June 30, 2007. The amount included in interest expense for the nine months ended December 31, 2007 was $148,550.

Notes Payable to YA Global

In May 2007, the Company borrowed $1,100,000 from YA Global under a one-year promissory note with annual interest at a rate of 12% for the first six months of its term and an annual rate of 15% thereafter. This promissory note and the related accrued interest were repaid in July 2007 from the proceeds of sale of the ISP Business. Interest expense was $25,315 for the nine months ended December 31, 2007.

During the two-year period ended March 31, 2006, the Company borrowed amounts from YA Global that totaled $31,500,000 pursuant to a series of promissory notes with maturities of one-year or less and annual interest rates ranging from 8% to 12%. A remaining total principal balance of $3,600,000, plus accrued interest of $392,953, was owed to YA Global at March 31, 2006. These amounts were paid during the quarter ended June 30, 2006 with cash provided by the Company’s operating units. Interest expense related to the notes payable to YA Global for the nine months ended December 31, 2006, based on the stated rates of interest and included in the accompanying condensed consolidated statement of operations, was $25,704.

Capital Leases of Discontinued Operations

The Company remains the co-lessee on certain capital equipment leases of Kite Networks that were assumed by Gobility under the terms of the Gobility Agreement. The lease terms range from 24 to 36 months. As a result of Gobility’s default under the Gobility Agreement as described in Note 3, including their failure to make the monthly lease payments, the Company continues to be liable for these capital lease obligations. In September 2007, the Company was required to make lease payments totaling $64,165 and could be required to make additional payments if Gobility does not make the payments or otherwise satisfy the lease obligations. Although the leasing companies have not done so, they could accelerate the payment date and demand immediate payment of the outstanding balances from the Company as a result of the default in lease payments by Gobility. The Company could also be subject to late payment penalties and interest at the default rate.

The outstanding principal amounts of the capital leases are included in liabilities of companies held for sale at December 31 and March 31, 2007 in the accompanying condensed consolidated balance sheets. At December 31, 2007, a summary of the future scheduled payments based on the original terms of the capital leases was as follows:

The twelve months ending —
December 31, 2008	$3,249,100
December 31, 2009	1,198,063
December 31, 2010	40,086
4,487,249
Less – Interest portions	(695,153)
Capital leases – principal portions	$3,792,096

Aggregate lease proceeds in the amount of $1,187,664 were used to purchase certificates of deposit (including $126,000 in April 2007) that are pledged to secure the lease obligations. This amount was included in the balance of assets of companies held for sale in the condensed consolidated balance sheet at December 31, 2007. At December 31, 2007, the condensed consolidated balance sheet also includes accrued interest of $226,287 relating to the past due payments under the leases.

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

The discounts under this arrangement that were provided to YA Global upon the sale of shares of common stock amounted to $137,795 in the prior year, and were included in interest expense in the accompanying condensed consolidated statement of operations for the nine months ended December 31, 2006.

Common Stock Transactions in the Nine months ended December 31, 2007

In the nine months ended December 31, 2007, the Company issued 82,602,090 shares of its common stock in satisfaction of $1,920,164 in principal and $47,743 in accrued interest owed to YA Global pursuant to the convertible debentures.

In September 2007, the Company issued 742,188 shares of common stock, valued at $118,750 in settlement of an obligation to an officer of one of the Company’s subsidiaries.

Common Stock Transactions in the Nine months ended December 31, 2006

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

During the nine months ended December 31, 2006, the Company issued 22,000,000 shares of common stock to the escrow agent under the requirements of the SEDA. The termination of the SEDA in May 2006 resulted in the return of 3,413,367 shares of common stock to the Company by YA Global. The return of the shares was recorded in October 2006.

Stock Options and Warrants

The stockholders of the Company have approved the issuance of 30,000,000 shares of common stock in connection with stock options granted pursuant to the 2001 Equity Performance Plan (the “2001 Plan”). In addition, the Company has issued options and warrants to purchase common stock to key personnel pursuant to specific authorization of the board of directors outside the scope of the 2001 Plan. The following tables summarize the stock option activity and the warrant activity for the nine months ended December 31, 2007:

Stock Options —	Number of Options	Weighted- Average Exercise Price
Outstanding – March 31, 2007	3,877,000	$0.2170
Granted	-	$-
Exercised	-	$-
Cancelled	(133,334)	$0.2600
Outstanding – June 30, 2007	3,374,666	$0.2034
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding – September 30, 2007	3,743,666	$0.2034
Granted	-	$-
Exercised	-	$-
Cancelled	(1,927,666)	$0.1877
Outstanding – December 31, 2007	1,816,000	$0.2200

Exercisable – December 31, 2007	1,377,333	$0.2200

Stock Warrants —	Number of Warrants	Weighted- Average Exercise Price
Outstanding – March 31, 2007	122,905,634	$0.1597
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding – June 30, 2007	122,905,634	$0.1597
Granted	19,000,000	$0.0075
Exercised	-	$-
Cancelled	-	$-
Outstanding – September 30, 2007	141,905,634	$0.1393
Granted	1,000,000	$0.0089
Exercised	-	$-
Cancelled	(18,966,666)	$0.1526
Outstanding – December 31, 2007	123,938,968	$0.1362

Exercisable – December 31, 2007	104,799,951	$0.1568

In August 2007, the Company’s board of directors approved the award of warrants, exercisable at a purchase price of $0.0075 per share, covering up to 19,000,000 shares of its common stock as follows: a warrant for up to 10,000,000 shares of its common stock to Jay O. Wright, Chief Executive Officer; a warrant to each of Richard H. Deily, our former Chief Accounting Officer, and Tammy L. Martin, Chief Administrative Officer and General Counsel, for 3,000,000 shares of its common stock to vest at the earlier of June 30, 2008 or the date his/her employment with the Company is terminated without cause, including as a result of a merger or acquisition resulting in a change of control; and 1,000,000 shares of common stock to each of the Company’s three independent directors to vest equally over 12 months commencing September 2007.

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

On November 5, 2007, the Company’s board of directors approved the award of warrants, exercisable at a purchase price of $0.0089 per share, to purchase 1,000,000 shares of its common stock to Donald Paliwoda, the Company’s Chief Accounting Officer. The warrants vest on the earlier of June 30, 2008 or the date his employment with the Company is terminated without cause, including as a result of a merger or acquisition resulting in a change of control, and expire five years from the grant date.

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

Effective April 1, 2006, the Company adopted the provisions of SFAS 123R that require companies to record the compensation cost associated with stock options and warrants. As required by SFAS 123R, the Company determined the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The model used by the Company in order to determine the fair values of the stock options and warrants awarded since April 1, 2006 and those previously awarded options and warrants with unvested portions at March 31, 2006 continues to be the Black-Scholes model. The Company used the prospective method in order to adopt this accounting standard. Accordingly, the operating results for the prior-year periods were not restated. Compensation expense is being recorded related to new awards and the unvested stock options and warrants at March 31, 2006 on a straight-line basis over the applicable vesting periods. Such expense was $128,007 and $763,129 for the three and nine months ended December 31, 2007, respectively. The amounts for the corresponding periods of the prior year were $535,821 and $1,492,468, respectively.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the nine months ended December 31, 2007 and 2006:

	2007	2006
Dividend yield	-%	-%
Expected volatility	60%	60%
Risk-free interest rate	4.00%	4.00%
Expected term (in years)	10.00	10.00

NOTE 7-BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted income (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effects of the assumed exercise of outstanding stock options and warrants and the assumed conversion of the Debenture and other convertible notes payable for the three- and nine-month periods presented herein were anti-dilutive as the Company incurred net losses in these periods.

NOTE 8-LITIGATION

During the nine months ended December 31, 2007, the Company was party to the following material legal proceedings.

1) At the time that the Company acquired 95.2 % of the stock of Davel, Davel was a defendant in a civil patent infringement lawsuit captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls and is seeking damages in the amount of $7.5 million in connection with the alleged infringements. Davel does not believe that the allegations set forth in the complaint are valid, and accordingly, filed a motion for summary judgment, which was granted by the court on October 4, 2007. On November 1, 2007, plaintiff filed its notice of appeal of the court’s ruling on the motion for summary judgment to the United Stated Court of Appeals for the Federal Circuit (the “Appellate Court”), and on February 14, 2007, filed with the Appellate Court its brief in support of the appeal. Davel is expected to file its response with the Appellate Court during the month of February 2008. In a similar action filed by the plaintiff in the United States District Court of Texas against Southwestern Bell Telephone, LP and SWBT Texas, LLC the court granted the defendants’ motion for summary judgment and dismissed the case with prejudice based upon the court’s finding that the Gammino patents were invalid. The Plaintiff has also appealed the ruling of the court in the Texas litigation. Oral arguments in the Texas litigation are expected to be heard in February 2008.

According to the terms of the Davel acquisition agreement, the former secured lenders, subject to certain limitations, had agreed to reimburse Davel for the litigation costs and any losses resulting from the Gammino lawsuit from future regulatory receipts that were assigned previously to them. Any such regulatory receipts have been deposited into a third-party escrow account and used to reimburse Davel for costs incurred. The former secured lenders were not required to fund the escrow account or otherwise reimburse Davel for amounts, if any, in excess of actual regulatory receipts collected. Any amount remaining in the escrow account at the conclusion of the litigation was to be returned to the former secured lenders. Davel has received significant regulatory receipts that have been held in escrow.

On or about December 3, 2007, Davel, the former secured lenders and the Company revised the terms of the escrow agreement to permit a portion of the funds previously held in escrow to be released to the former secured lenders. In consideration of the release of the funds, the Company received the sum of $250,000, which has been included as a reduction of operating costs and expenses in the condensed consolidated statements of operations during the third quarter. The Company believes that there are sufficient funds remaining in the escrow account to pay both Davel’s legal defense costs and any potential judgment that the Company believes could reasonably be expected.  This $7.5 million claim represents exposure to Davel in the event that escrowed regulatory receipts are insufficient to cover any potential judgment against Davel should it be found liable for the full monetary amount of the claim.

2) On August 6, 2006, the Company was served with a summons and complaint filed in the Superior Court of the State of Arizona in Maricopa County in the matter captioned Michael V. Nasco, et. al. vs. MobilePro Corp., et. al. which makes claims arising out of the acquisition by the Company of Transcordia, LLC. The plaintiff alleges breach of contract, fraud, relief rescission, failure to pay wages and unjust enrichment and seeks damages in excess of $3 million. On or about November 7, 2006, the Company filed a motion to dismiss arguing lack of standing and corporate existence. The motion to dismiss was subsequently denied by the Court and the matter remains in the discovery stage. The Company believes that it has meritorious defenses to the alleged claims and intends to vigorously defend itself in this matter. During January 2008 the parties verbally agreed to a settlement of the matter for an amount not deemed to be material to the Company. Final settlement documents are being reviewed and are expected to be executed by the parties resulting in a dismissal of the litigation. The Company has accrued an amount on its financial statements sufficient to cover its costs associated with the pending settlement. Notwithstanding the foregoing, in the event that the settlement documents are not finalized and the Company is required to litigate the matter and its defenses were not successful, the Company believes that any potential exposure related to the claims alleged against the Company is not likely to be material.

3) On April 17, 2007, the Supreme Court of the United States issued an opinion in the case captioned Global Crossing Telecommunications, Inc. v. Metrophones Telecommunications, Inc. on Certiorari from the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit" and the "Metrophones Case"), No. 05-705, in which it upheld the Ninth Circuit's decision that independent payphone providers have a private right of action to pursue recovery in federal court from telecommunication carriers who fail to pay dial around compensation. The ruling in the Metrophones Case impacts litigation that has been pending in federal district court against AT&T Corporation, Sprint Communications Company, LP and Qwest Communications, Inc. (the "Defendants") for non-payment of dial around compensation (the “District Court Litigation”). Davel Communications, Inc. and certain of Davel's subsidiaries (collectively, the "Davel Entities") are directly or indirectly plaintiffs in the District Court Litigation. Following the Supreme Court ruling in the Metrophones Case, AT&T Corporation and Sprint Communications Company, L.P. filed with the United States Supreme Court a Petition for a Writ of Certiorari No. 07-552 seeking review of the ruling of the United States Court of Appeals for the District of Columbia Circuit that the plaintiffs had standing in the District Court Litigation. On January 4, 2008 the United States Supreme Court granted the Petition for a Writ of Certiorari. It is expected that the parties will file their respective briefs during the first calendar quarter of 2008, with the United States Supreme Court hearing oral arguments and issuing a ruling during the second calendar quarter of 2008. The Company expects that the District Court Litigation will be held in abeyance pending the ruling of the Supreme Court in this matter.

Although the District Court Litigation has been pending since 1999, the litigation remains in its preliminary phases. As a result, the Company cannot predict the likelihood of success on the merits, the costs associated with the pursuit of the claims, the timing of any recovery or the amount of recovery, if any. However, the industry representing a group of independent payphone providers, including the Davel Entities, has recently prevailed in a similar Federal Communications Commission administrative proceeding against another carrier for non-payment of dial-around compensation using a similar damages model which was accepted and pursuant to which the Federal Communications Commission assessed pre-judgment interest (the "Similar Litigation"). The Similar Litigation is being appealed to the U.S. Court of Appeals for the District of Columbia. Based upon our damages model in the Similar Litigation, we estimate that the amount in controversy for the Davel Entities against the Defendants extends well into the eight figures, but any recovery is conditioned on, among other things (i) prevailing on the merits at trial; (ii) having the Davel Entities' damages model and other claims approved in whole or in large part; and (iii) prevailing on the pending appeal and any future appeals that the Defendants may make. As evidenced by the eight years that this litigation has been in process, the Defendants have shown an interest in stretching the duration of the litigation and have the means to do so. Although the Davel Entities could ultimately benefit (in an absolute sense, although not necessarily on a present value basis) from this delay in the event that pre-and/or post-judgment interest (awarded at 11.25% per annum in the Similar Litigation) is assessed against the Defendants and the potential award of attorneys' fees and/or other remedies (in addition to compensatory damages) if the Davel Entities prevail, such delay will result in a deferral of the receipt of any cash to the Davel Entities.

4) Under the authority granted by the Management Agreement to USA, CloseCall America filed a complaint in the Circuit Court for Howard County, Maryland, against Skyrocket Communications, Inc. (“Skyrocket”) Case No. 13-C-07-70296 for breach of contract and unjust enrichment. CloseCall’s claim arose from an unpaid credit owing to CloseCall in the amount of $23,913.53, owed under a terminated technical support services agreement. In response thereto, Skyrocket filed a counter-claim alleging breach of contract and asserting damages in the amount of $1.5 million. In January 2008 Skyrocket filed an amended counter-complaint asserting an additional claim for intentional misrepresentation, seeking $5 million in actual damages and $5 million in punitive damages. We believe that CloseCall has meritorious defenses to the alleged claims and we intend to vigorously defend CloseCall in this matter. We further believe the amended counter-claims are without merit, inappropriately pleaded and amount to an abuse of process. We expect CloseCall to file a motion to dismiss the amended counter-complaint and investigate other legal remedies available as a result of the wrongful prosecution. Notwithstanding the foregoing, in the event that CloseCall is required to litigate the matter and its defenses were not successful, we believe that any potential exposure related to the claims alleged against CloseCall are not likely to be material.

5) The Company is involved in other claims and litigation arising in the ordinary course of business, which it does not expect to materially affect its financial position or results of operations. The Company has been threatened by several former employees with litigation; however, to date, no litigation or other action has commenced which is material to the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following is a discussion and analysis of our results of operations for the three- and nine-month periods ended December 31, 2007 and 2006, our financial condition at December 31, 2007 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

Historically, our revenues had been generated through three of our four business reporting segments:

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

On March 21, 2002, we entered into an Agreement and Plan of Merger with NeoReach, a private Delaware company, pursuant to which we merged a newly formed, wholly owned subsidiary into NeoReach in a tax-free transaction. The merger was consummated on April 23, 2002. As a result of the merger, NeoReach became a wholly owned subsidiary of Mobilepro.

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

Our principal executive offices are located at 6701 Democracy Boulevard, Suite 202, Bethesda, MD 20817 and our telephone number at that address is (301) 571-3476. We maintain a corporate Web site at www.mobileprocorp.com. We make available free of charge through our Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The contents of our Web site are not a part of this report. The SEC also maintains a Web site at www.sec.gov that contains reports, proxy statements, and other information regarding Mobilepro.

Current Business Conditions

Our acquisition strategy of the last four years was executed with one primary objective being the establishment of a viable telecommunications company with sufficient credibility to be considered for selection by cities for the deployment, ownership and management of broadband wireless networks. The effectiveness of our business plan execution was initially confirmed by the selection by Tempe, Arizona, of Kite Networks (formerly NeoReach Wireless) for its network. Subsequently, we were selected by several other cities for the deployment, ownership, and management of such networks and have substantially completed citywide wireless networks deployments in Farmers’ Branch, Texas, and Longmont, Colorado.

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

As a result, our business has historically lost money. Our accumulated deficit at December 31, 2007 was $95,476,594. In the nine months ended December 31, 2007, we sustained a net loss of $18,205,349. In the fiscal years ended March 31, 2007, 2006 and 2005, we sustained net losses of $45,898,288, $10,176,407 and $5,359,722, respectively. As a result, the amounts of cash used in operations during the nine months ended December 31, 2007 and the fiscal year ended March 31, 2007 were $4,227,336 and $6,558,708, respectively. Future losses are likely to occur. Accordingly, we are likely to continue to experience liquidity and cash flow problems if we are unable to complete the planned sale of assets, to improve the Company’s operating performance, or to raise additional capital as needed and on acceptable terms.

To date, YA Global has been a significant source of capital for us, providing financing in several forms. During fiscal 2007, we borrowed funds under a series of convertible debentures. The total amount owed to YA Global under the debentures at March 31, 2007 was $18,149,650. In May 2007, we borrowed $1,100,000 from YA Global under a promissory note in order to help bridge our cash flow shortfall during the first quarter. This promissory note and accrued interest were repaid in July 2007. Using shares of our common stock registered on Form S-3 in November 2006, we made principal and interest payments on the debentures that totaled $4,880,489 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of registered shares available for the conversion of the debentures was exhausted. YA Global has agreed to delay additional installment payments until February 1, 2008 when we will be obligated to resume making total weekly principal payments of $375,000 plus accrued interest. Unless additional shares are registered by the Company under the Securities Act of 1933 (the “Securities Act”), shares acquired by YA Global are tradable under Rule 144 of the Securities Act, or shares of our common stock are otherwise freely tradable by YA Global without restriction, we will be required to make these payments in cash. However, in the event that the Company or YA Global receives a legal opinion that YA Global is eligible to sell shares of the Company’s common stock under Rule 144, the Company will be permitted make weekly payments of principal and accrued interest with shares of its common stock. The Company has made a partial payment of $114,530 toward the amounts due on the debentures on February 1, 2008 and has not made the payment due February 8, 2007. The Company will be in default with respect to its debt agreements if such payments are not made within fifteen days of their respective due dates. The Company is currently negotiating with YA Global regarding an extension of its debentures and a modification of its terms.

The Sale of the Wireless Networks Business to Gobility

The cash needs of Kite Networks have been substantially funded through borrowings by the Company from YA Global under a variety of debt instruments and over $5 million in equipment lease financing. Kite Networks has also been provided extended payment terms by certain significant equipment suppliers. However, we realized that sufficient funds were not available from these existing sources for Kite Networks to effectively continue the execution of its business plan. As a result, we commenced the search for capital as described below during the fourth quarter of the fiscal year 2007.

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

Gobility expected to raise capital for its operating purposes from an identified source pursuant to a funding commitment letter that was presented to the Company at closing. Because this funding has not been obtained, Gobility has been unable to fund its operations including the payment of amounts due under a series of capital equipment leases and other equipment-related obligations. On the date of the sale to Gobility, the aggregate amount of this debt included in the balance sheet of Kite Networks was approximately $6,111,000. Because the equipment leases and other equipment purchases were co-signed by Mobilepro, if Kite Networks fails to pay the leases, the Company, subject to any defenses it may have, may be obligated to pay this debt. The Company could also be subject to late payment penalties and interest at the default rate. At December 31, 2007, the amounts recorded on the balance sheet for the lease obligations, accrued interest, and accounts payable were $3,297,096, $226,287, and $1,591,978, respectively. The Company has also recorded the certificates of deposits securing the lease obligations of $1,187,664 as assets of companies held for sale.

The Company is currently cooperating with Gobility in its efforts to sell the assets of Kite Networks in order to pay off the obligations relating to the leases and other equipment. In the event Gobility is unsuccessful in its attempts to sell the assets and satisfy the lease obligations, the Company could be required to make the payments on the leases and the accounts payable for the other equipment.

The Sale of the ISP and CLEC Businesses to USA Telecom

In April 2007, we announced that our Board of Directors had decided to explore potential strategic alternatives for the entire Company, and that it had received inquiries from potential buyers regarding the purchase of portions of its business. This initiative was undertaken with the goals of maximizing the value of our assets, returning value to our stockholders and eliminating the Company’s debt, particularly amounts owed to YA Global which exceeded $14 million at December 31, 2007.

We received letters of interest regarding the acquisition of the CloseCall, AFN and the Internet service provider businesses (the “Wireline Businesses”) and several potential purchasers conducted due diligence activities. This process resulted in the execution of an agreement to sell the Wireline Businesses to United Systems Access, Inc. (“USA”) on June 30, 2007 (the “USA Agreement”). Pursuant to the USA Agreement, we closed the sale of the Internet service provider companies to USA on July 18, 2007, and received cash proceeds of $2,500,000, a promissory note for $2,000,000 and 8,100 shares of preferred stock of USA convertible into 7.5% of the fully diluted shares of USA’s common stock valued at $5,763,893. Simultaneously, we used $2,000,000 of this cash to pay down principal and accrued interest owed to YA Global under the promissory note and debentures.

Completion of the sale of CloseCall and AFN (the “CLEC Business”) requires the receipt of certain state regulatory approvals before it could be completed. Pursuant to a management agreement that was signed in July 2007 (the “USA Management Agreement”), USA operated the CLEC Business, retained any cash provided by the operations of these companies and funded any cash requirements of the companies pending completion of the sale of these companies. In addition, USA was required to make debenture interest payments to YA Global on the Company’s behalf during the term of the USA Management Agreement based on an assumed principal balance of $17.4 million at an interest rate of 7.75%.

Upon the close and pursuant to the terms of the USA Agreement, we expected to receive cash proceeds of $19.4 million, including payment of the $2.0 million promissory note. On January 3, 2008, the Company entered into an amendment to the $2,000,000 promissory note due from USA. USA made payments of $500,000 each on January 4 and January 11, 2008 with the remaining balance of $1,000,000, together with accrued interest at the rate of 7.75%, due on the earlier of the date of the closing of the sale of the CLEC Business or March 31, 2008. Of the $1,000,000 of payments, the Company received $125,000 and the remaining $875,000 was used to pay principal and interest on the convertible debentures due to YA Global.

On January 14, 2008, the Company received notice from USA purporting to terminate the USA Agreement with respect to the sale of the CLEC Business, but provided that USA remained interested in discussing terms upon which it would complete the purchase. The Company is in communications with USA and disputes the validity of the claims alleged for the purported termination, which include the alleged failure to obtain certain regulatory and contractual approvals and the alleged breach of certain representations and warranties set forth in the USA Agreement. The Company believes the purported termination is in bad faith, and should it not be able to resolve this matter to its satisfaction, intends to pursue any and all legal and equitable remedies available to it against USA. Despite the on-going discussions with USA, the Company has re-assumed operating control of AFN and Close Call, its CLEC subsidiaries.

The Company expected to use the cash proceeds from the sale of the remainder of the Wireline Businesses, to retire the YA Global debentures plus the remaining amounts of accrued interest. If the sale of the Wireline Businesses is not completed in accordance with the negotiated terms, or sold to an alternative buyer, the Company will not have the ability to continue as a going concern beyond the fourth quarter of the current fiscal year without a significant restructuring of the YA Global debt. See Item 1A. below - Risk Factors - “Failure to Complete the Sale of the Wireline Businesses to USA Will Result in Our Inability to Retire the YA Global Debentures”.

Discontinued Operations

In connection with the activities summarized above, we have reclassified the assets and liabilities of the Wireline Business and the wireless networks business as assets and liabilities related to companies held for sale in the condensed consolidated balance sheets at December 31, 2007 and March 31, 2007. In addition, we have classified the results of operations of these companies in discontinued operations in the condensed consolidated statements of operations for the three and nine months ended December 31, 2007 and 2006.

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

The Three Months Ended December 31, 2007 and 2006

Consolidated revenues of continuing operations (principally representing the revenues of Davel) for the quarter ended December 31, 2007 were $103,887 compared with revenues of $7,228,699 in the prior year quarter, a decrease of 98.6%. Davel derived most of its operating revenues in the current quarter from adjustments to “dial-around” revenues (intercarrier compensation paid to us by the providers of 800 and other toll-free numbers at the rate of 49.4 cents per call) that were generated by our communications services in prior quarters. As discussed above, during the current fiscal year, we sold most of our remaining operational payphones in a series of transactions including the sale of approximately 21,700 payphones in September 2007. The operating results related to these assets are reflected in the condensed consolidated statement of operations through the sale dates.

In the three months ended December 31, 2006, Davel derived most of its operating revenues from coin revenue and “dial-around” revenues generated by its payphones. The proliferation of cell phone use by consumers has caused a continuous reduction in the use of payphones. As a result, the revenues of Davel have declined since its acquisition by us.

Cost of services (exclusive of depreciation and amortization) in the quarter ended December 31, 2007 was a negative $15,312 due primarily to adjustments and refunds relating to Davel’s phone bill expenses. In the third quarter of the prior fiscal year, cost of services was $4,330,639, or 59.9% of revenues, which, as a percentage of revenues, was slightly higher than prior quarters of the current fiscal year. In order to maintain operating margins, we reduced the number of payphones in the first quarters of the current fiscal year by removing those phones receiving minimal use and thereby eliminating the costs to support and maintain those phones.

The total operating costs and expenses of continuing operations for the quarter ended December 31, 2007, excluding the cost of services, depreciation and amortization, were $736,102 compared to $4,783,290 in the third quarter of the prior fiscal year. This was principally due to the elimination of the majority of Davel’s expenses following the sale of its payphone assets, which expenses declined by $3,349,927 compared to the corresponding period of the prior fiscal year. The Company was also able to reduce operating costs through the reduction in payroll, professional fees and related expense and a reduction in stock compensation expense. Stock compensation expense (recorded pursuant to the requirements of FAS 123R) decreased from $535,821 to $128,007 in the three months ended December 31, 2007. Depreciation and amortization expenses were $48,389 and $784,001 in the quarters ended December 31, 2007 and 2006, respectively, representing the reductions in depreciation of the costs of deployed payphones and the amortization of payphone location contracts resulting from phone sales and removals. The operating costs and expenses of ProGames for the three months ended December 31, 2007 and 2006 were approximately $144,000 and $94,000, respectively.

Interest and other (income) expense, net, was $192,280 of income for the quarter ended December 31, 2007 compared with $793,763 of expense in the corresponding quarter of the prior fiscal year. The major components of net interest and other (income) expense for quarters ended December 31, 2007 and 2006 are presented in the following schedule.

Type of Debt	2007	2006

Convertible debentures (at stated rates)	$275,732	$363,808
Convertible debentures (debt discount amortization)	38,151	307,532
Notes payable to YA Global	-	134,971
USA interest on cash due at CLEC closing	(339,896)	-
Accretion of discount - USA Preferred Stock	(147,733)	-
Other, net	_(19,074)	(12,548)
Interest and Other (Income) Expense, net	$(192,820)	$793,763

The losses from continuing operations for the three months ended December 31, 2007 and 2006 were $472,472 and $3,462,994, respectively.

The losses from discontinued operations for the three months ended December 31, 2007 and 2006 were $133,452 and $2,564,740, respectively. The prior year quarter results included a charge for goodwill impairment of $1,213,035.

We reported a net loss of $605,924 for the quarter ended December 31, 2007, or $0.0008 per share, compared with a net loss of $6,027,734 for the quarter ended December 31, 2006, or $0.0102 per share. Corporate expenses from continuing operations were $574,606 in the current quarter, including $192,698 in net interest and other income and $144,761 in ProGames operating expenses. Corporate expenses were $2,051,071 in the prior year quarter, including $803,936 in net interest and other expenses and approximately $94,263 of ProGames operating costs.

The Nine months ended December 31, 2007 and 2006

Consolidated revenues of continuing operations (principally representing the revenues of Davel) for the nine months ended December 31, 2007 were $10,269,113 compared with revenues of $23,990,954 in the corresponding period of the prior year, a decrease of 57.2%. As discussed above, during the current fiscal year, we sold most of our remaining operational payphones in a series of transactions including the sale of approximately 21,700 payphones in September 2007. The operating results related to these assets are reflected in the condensed consolidated statement of operations for the nine months ended December 31, 2007 through the sale dates.

The cost of services for Davel (excluding depreciation and amortization) for the nine months ended December 31, 2007 of $5,734,722, expressed as a percentage of corresponding revenues, was 55.8% compared with $13,786,710, or 57.5% of revenues in the corresponding period of the prior fiscal year. The dollar decrease in cost of services was principally due to phone sales and removals.

The total operating costs and expenses of continuing operations for the nine months ended December 31, 2007, excluding the cost of services, depreciation and amortization, were $8,605,294 compared to $15,105,666 for the corresponding period of the prior year, a decrease of $6,500,372. This was principally due to the elimination of the majority of Davel’s operating costs and expenses following the sale of its payphone assets, which expenses declined by $5,392,267 compared to the nine months ended December 31, 2006. Included in the operating costs and expenses for each nine-month period were stock compensation expense amounts (recorded pursuant to the requirements of FAS 123R) of $763,129 and $1,492,468, respectively. Depreciation and amortization expenses were $1,257,094 and $2,308,512 in the nine months ended December 31, 2007 and 2006, respectively, representing primarily the depreciation of the costs of deployed payphones and the amortization of payphone location contracts. The operating costs and expenses of ProGames for the nine months ended December 31, 2007 and 2006 were approximately $520,000 and $276,000, respectively.

Interest and other expense, net, was $512,204 for the nine months ended December 31, 2007 compared with $1,799,079 in the corresponding period of the prior fiscal year. During the nine months ended December 31, 2007, we retired principal owed under the YA Global debentures in the amount of approximately $4,056,000 and the YA Global promissory note in the amount of $1,100,000 that we issued in May 2007. During the prior year period, we issued new debentures to YA Global in the amount of $5,825,000 and completed the retirement of notes payable to YA Global in the aggregate amount of $3,600,000. The major components of net interest and other expense for the nine months ended December 31, 2007 and 2006 are presented in the following schedule:
Type of Debt	2007	2006

Convertible debentures (at stated rates)	$886,837	$966,178
Convertible debentures (debt discount amortization)	231,992	642,786
Convertible debentures (stock issuance discounts)	148,550	134,971
SEDA draw discounts	-	137,795
Notes payable to YA Global	25,315	25,074
USA interest on cash due at CLEC closing	(616,985)	-
Accretion of discount - USA Preferred Stock	(244,198)	-
Other, net	80,693	(107,765)
Interest and Other Expense, net	$512,204	$1,799,039

The losses from continuing operations for the nine months ended December 31, 2007 and 2006 were $8,619,107 and $9,418,574, respectively. The nine-month loss in the current year included a $2,778,906 loss on sale of assets relating to the sale of the Davel payphones and certain related liabilities. The prior period loss included $185,968 of restructuring charges and a $409,601 loss on extinguishment of debt relating to the refinancing of the $15 million Debenture.

The losses from discontinued operations for the nine months ended December 31, 2007 and 2006 were $9,586,242 and $5,457,581, respectively. The current period loss includes a $5,036,289 loss on the sale of the Wireless Networks Business and a $2,481,227 loss on the sale of the ISP and CLEC Businesses. The prior year period results included a charge for goodwill impairment of $2,090,889.

We reported a net loss of $18,205,349 for the nine months ended December 31, 2007, or $0.0237 per share, compared with a net loss of $14,876,155 for the nine months ended December 31, 2006, or $0.0253 per share. Corporate expenses were $3,517,290 in the current year period, including $516,765 in net interest and other expenses and approximately $521,121 in ProGames operating expenses. Corporate expenses were $6,268,086 in the prior year period, including $1,897,047 in net interest and other expenses, the $409,601 loss on the extinguishment of debt, $185,968 of restructuring charges, and approximately $276,263 of ProGames operating costs.

Liquidity and Capital Resources

We have forecasted our operating cash requirements through the end of fiscal year 2008 based on several important assumptions. We have not forecasted the use of cash that would be required to repay the transferred liabilities of the wireless networks business in the event that Gobility fails to raise sufficient capital to fund these obligations. Mobilepro Corp. is co-obligor on the capital leases and has retained the lease obligations as liabilities of companies held for sale in the accompanying condensed consolidated balance sheets. The total principal balance of these leases was approximately $3,792,000 at December 31, 2007. These capital leases are secured by approximately $1,188,000 of certificates of deposits. Monthly lease payments on these capital leases total approximately $190,000. In addition, the Company was a co-purchaser of certain wireless network equipment obtained by Kite Networks. The amount owed to the supplier of this equipment for the purchase of this equipment approximates $1,591,000. The certificates of deposit and the equipment-related obligation are included in the Company’s condensed consolidated balance sheets at December 31, 2007 as assets and liabilities of companies held for sale, respectively.

We have also forecasted our operating cash requirements assuming we will be able to complete the sale of the CLEC Business. As further discussed below, the Company received notice from USA on January 14, 2008 purporting to terminate the USA Agreement with respect to the sale of the CLEC Business, but provided that USA remained interested in discussing terms upon which it would complete the purchase (see “Current Business Conditions” - “Sale of the ISP and CLEC Businesses to USA Telephone” above). The Company expected to use the cash proceeds from the sale of the CLEC Businesses, to retire the YA Global debentures plus the remaining amounts of accrued interest. If the sale of the CLEC Businesses is not completed in accordance with the negotiated terms, or sold to an alternative buyer, or if the Company is required to make payments on the transferred obligations of Gobility, the Company will not have the ability to continue as a going concern beyond the fourth quarter of the current fiscal year without a significant restructuring of the YA Global debt. The Company is currently negotiating with YA Global regarding an extension of its debentures and a modification of its terms.

During the nine months ended December 31, 2007, the balance of unrestricted cash and cash equivalents relating to continuing operations decreased by $912,377 to $1,081,404. The decrease in the current year relating to discontinued operations was $757,450. Restricted cash of continuing operations includes $456,672 held in escrow to indemnify Sterling for possible claims in connection with the sale of Davel’s payphones. Davel has accrued for claims due to and from Sterling, which are currently being disputed, and expects the balance in the escrow account to be sufficient to cover the disputed amounts and any other claims that may arise.

Net cash used in operations during the nine months ended December 31, 2007 was $4,227,336, reflecting the funding of operating expenses incurred by Davel and the corporate segment and $190,193 of cash used in operating activities of discontinued operations. There were reductions in accounts receivable and in accounts payable and accrued liabilities of continuing operations, net of liabilities sold in connection with the sale of Davel’s payphones, in the amounts of $1,840,762 and $2,160,549, respectively. Included in accounts receivable at December 31, 2007 is approximately $784,000 relating to dial-around compensation earned through the date of sale of Davel’s payphones during the quarter ended September 30, 2007. As a result of claims and disputes with Sterling, Sterling has not agreed to the calculation and payment of the Company’s portion of the quarterly payment that was due from the dial-around processor in January 2008. In the event Sterling continues to dispute its other claims and the payment to the Company, it could result in a delay in the Company’s receipt of dial-around compensation and adversely affect its cash flow and its ability to meet its obligations. The Company intends to pursue all available legal and equitable remedies to collect the amount due for dial-around compensation.

Net cash provided by investing activities is $4,992,922 during the current fiscal year, including $1,702,316 provided by investing activities of discontinued operations. Investing activities of discontinued operations includes $2,500,000 of cash proceeds from the sale of the ISP Business in July 2007. We made capital expenditures during the current year relating to continuing operations in the approximate amount of $320,000. Offsetting this amount was over $3,200,000 in cash proceeds related to the sale of payphones in the current fiscal year. The Company also received approximately $362,000 from the sale of investments during the nine months ended December 31, 2007. These amounts were primarily used to fund operations and to pay long term-debt.

Our financing activities during the current fiscal year used net cash of $2,435,413, including $278,265 used in discontinued operations. Cash provided to us by YA Global pursuant to a promissory note issued by us in May 2007 was $1,100,000. We used $3,236,788 in cash to retire principal amounts owed to YA Global under the debentures and the aforementioned promissory note. The financing activities of discontinued operations used $278,265 in cash to pay debt obligations, including obligations under capital leases prior to the sale to Gobility.

On May 19, 2006, the SEDA expired without renewal. The SEDA was important to the growth of our Company. However, we came to believe that the potential additional issuances of common stock pursuant to the SEDA resulted in an overhang that was depressive to the trading price of our common stock. At the time, we believed that less expensive financing alternatives would be available to us. However, the pursuit of alternative sources of capital was very difficult. Our group of businesses, our history of net losses, our lack of a sufficient corporate credit history with significant suppliers and the uncertain payback associated with investments in municipal wireless networks proved to be significant obstacles to overcome in our search for capital.

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

Using shares of our common stock registered on Form S-3 in November 2006 and as permitted by the terms of the debentures, the Company made principal and interest payments on the debentures issued to YA Global that totaled $4,880,489 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of shares registered and related to the convertible debentures was exhausted. YA Global has agreed to delay additional installment payments until February 1, 2008 when the Company will be obligated to make total weekly principal payments of $375,000 plus accrued interest. Unless additional shares are registered by the Company under the Securities Act of 1933 (the “Securities Act”), shares acquired by YA Global are tradable under Rule 144 of the Securities Act, or shares of the Company’s common stock are otherwise freely tradable by YA Global without restriction, the Company will be required to make these payments in cash. However, in the event that the Company or YA Global receives a legal opinion that YA Global is eligible to sell shares of the Company’s common stock under Rule 144, the Company will be required to resume making weekly payments of principal and accrued interest with shares of its common stock. The Company has made a partial payment of $114,530 toward the amounts due on its debentures on February 1, 2008 and has not made the payment due February 8, 2007. The Company will be in default with respect to the debenture agreements if such payments are not made within fifteen days of their respective due dates. The Company is currently negotiating with YA Global regarding an extension of its debentures and a modification of its terms.

We were successful in obtaining lease financing covering certain municipal wireless network equipment. On June 28, 2006, the Company executed a master equipment lease agreement intended to provide financing for the acquisition of qualifying municipal wireless network equipment. On June 30, 2006, the Company received $2,000,000 in gross cash proceeds from the sale of certain municipal wireless network equipment that is deployed in Tempe, Arizona, and is leasing back the equipment pursuant to the master lease agreement. The leaseback period is 36 months and the terms include a fair-market-value purchase option at the end of the lease term. In April 2007, we completed a sale/leaseback transaction relating to approximately $419,000 in additional equipment deployed in Tempe under similar terms and conditions. However, in order to satisfy concerns about our credit worthiness, we were required to purchase certificates of deposit totaling approximately $825,000 that serve as collateral for the benefit of the lessor. On December 26, 2006, we received approximately $845,000 in net cash proceeds from the sale of certain wireless network equipment deployed in Farmers’ Branch, Texas, and commenced a leaseback of the equipment under the master lease agreement. As above, the leaseback period is thirty-six months and the terms include a fair-market-value purchase option at the end of the lease term. As security for this lease, proceeds of approximately $362,000 were held back.

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

Because the equipment leases and other equipment purchases were co-signed by Mobilepro Corp., as described above, the Company could be required to make the payments due on these leases and other equipment-related obligations that were transferred to Gobility in connection with the sale of the Wireless Networks Business. To date Gobility has not made any lease payments and has not raised at least $3.0 million in cash as required under the terms of the Gobility Debenture, As a result, the Company has the right but not the obligation to repurchase the Wireless Networks business with the surrender of the Gobility Debenture and the payment of nominal additional consideration. The Company is currently cooperating with Gobility in its efforts to sell the assets of Kite Networks in order to pay off the obligations relating to the leases and other equipment. In the event Gobility is unsuccessful in its attempts to sell the assets, the Company could be required to make the payments on the leases and the accounts payable for the other equipment.

Our major challenge is to sustain the funding of current operations until the sale of the CLEC Businesses can be completed. On January 14, 2008, the Company received notice from USA purporting to terminate the USA Agreement with respect to the sale of the CLEC Business, but provided that USA remained interested in discussing terms upon which it would complete the purchase. The Company is in communications with USA and disputes the validity of the claims alleged for the purported termination, which include the alleged failure to obtain certain regulatory and contractual approvals and the alleged breach of certain representations and warranties set forth in the USA Agreement. The Company believes the purported termination is in bad faith, and should it not be able to resolve this matter to its satisfaction, intends to pursue any and all legal and equitable remedies available to it against USA. Regardless of on-going discussions with USA, the Company has re-assumed operating control of AFN and Close Call, its CLEC subsidiaries.

If the CLEC closing occurs in accordance with it original terms, the Company will receive $17.4 million in cash at closing. In early January 2008, we received $1.0 million in payments from USA under a short-term note, as amended, and expect to receive an additional $1.0 million payment on the earlier of March 31, 2008 or the date of the CLEC closing. If we receive these amounts, the Company would have sufficient cash to make the installments due on the YA Global debentures and ultimately retire the debt and related accrued interest. If the CLEC closing does not occur, or if the Company is required to fund the capital lease and equipment-related obligations relating to the Wireless Networks Business, the Company will not be able to continue as a going concern without restructuring the YA Global debentures. As previously discussed, the Company is currently negotiating with YA Global regarding an extension of its debentures and a modification of its terms.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our purchase of certificates of deposit to secure letters of credit and capital leases. In addition, we own convertible preferred stock received in connection with the sale of the ISP and CLEC Businesses and common stock issued by a public company. The carrying value of these investments approximated $6,015,000 at December 31, 2007. The difference between the total carrying value of these investments and the current market value of the preferred stock and publicly traded securities was not material. Further, we do not use derivative financial instruments in our investments. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure in this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our CEO and our Principal Accounting Officer have concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report, which is set forth below.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

While these material weaknesses did not have an effect on our reported results or result in the restatement of any previously issued financial statements or any other related disclosure, they nevertheless constituted deficiencies in our controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002, and the related rules and regulations adopted by the SEC, management concluded that, as of March 31, 2007, our controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our internal controls, management believes that there are no material inaccuracies or omissions of material fact in this quarterly report.

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

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and the Principal Financial and Accounting Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions of deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to certain other litigation arising in the normal course of its business that we believe will not materially affect our financial position or operating results, we were involved with the following legal proceedings during the nine-month period ended December 31, 2007.

1)
At the time that the Company acquired 95.2 % of the stock of Davel, Davel was a defendant in a civil patent infringement lawsuit captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls and is seeking damages in the amount of $7.5 million in connection with the alleged infringements. Davel does not believe that the allegations set forth in the complaint are valid and filed a motion for summary judgment, which was granted by the court on October 4, 2007. On November 1, 2007, plaintiff filed its notice of appeal of the ruling to the United Stated Court of Appeals for the Federal Circuit (the “Appellate Court”), and on February 14, 2007, filed with the Appellate Court its brief in support of the appeal. Davel is expected to file its response with the Appellate Court during the month of the February 2008. In a similar action filed by the plaintiff in the United States District Court of Texas against Southwestern Bell Telephone, LP and SWBT Texas, LLC the court granted the defendants’ motion for summary judgment and dismissed the case with prejudice based upon the court’s finding that the Gammino patents were invalid. The Plaintiff has also appealed the ruling of the court in the Texas litigation. Oral arguments in the Texas litigation are expected to be heard in February 2008.

According to the terms of the Davel acquisition agreement, the former secured lenders, subject to certain limitations, had agreed to reimburse Davel for the litigation costs and any losses resulting from the Gammino lawsuit from future regulatory receipts that were assigned previously to them. Any such regulatory receipts have been deposited into a third-party escrow account and used to reimburse Davel for costs incurred. The former secured lenders were not required to fund the escrow account or otherwise reimburse Davel for amounts, if any, in excess of actual regulatory receipts collected. Any amount remaining in the escrow account at the conclusion of the litigation was to be returned to the former secured lenders. Davel has received significant regulatory receipts that have been held in escrow.

On or about December 3, 2007, Davel, the former secured lenders and the Company revised the terms of the escrow agreement to permit a portion of the funds previously held in escrow to be released to the former secured lenders. In consideration of the release of the funds, the Company received the sum of $250,000, which has been included as a reduction of operating costs and expenses in the condensed consolidated statements of operations during the third quarter. The Company believes that there are sufficient funds remaining in the escrow account to pay both Davel’s legal defense costs and any potential judgment that the Company believes could reasonably be expected. This $7.5 million claim represents exposure to Davel in the event that escrowed regulatory receipts are insufficient to cover any potential judgment against Davel should it be found liable for the full monetary amount of the claim.

2)
On August 6, 2006, we were served with a summons and complaint filed in the Superior Court of the State of Arizona in Maricopa County in the matter captioned Michael V. Nasco, et. al. vs. MobilePro Corp., et. al., which makes claims arising out of the acquisition by the Company of Transcordia, LLC. The plaintiff alleges breach of contract, fraud, relief rescission, failure to pay wages and unjust enrichment and seeks damages in excess of $3 million. On or about November 7, 2006, we filed a motion to dismiss arguing lack of standing and corporate existence. The motion to dismiss was subsequently denied by the Court and the matter remains in the discovery stage. We believe that we have meritorious defenses to the alleged claims and intend to vigorously defend ourselves in this matter. During January 2008 the parties verbally agreed to a settlement of the matter for an amount not deemed to be material to the Company. Final settlement documents are being reviewed and are expected to be executed by the parties resulting in a dismissal of the litigation. The Company has accrued an amount on its financial statements sufficient to cover its costs associated with the pending settlement. Notwithstanding the foregoing, in the event that the settlement documents are not finalized and the Company is required to litigate the matter and its defenses were not successful, we believe that any potential exposure related to the claims alleged against the Company is not likely to be material.

3)
On April 17, 2007, the Supreme Court of the United States issued an opinion in the case captioned Global Crossing Telecommunications, Inc. v. Metrophones Telecommunications, Inc. on Certiorari from the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit" and the "Metrophones Case"), No. 05-705, in which it upheld the Ninth Circuit's decision that independent payphone providers have a private right of action to pursue recovery in federal court from telecommunication carriers who fail to pay dial around compensation. The ruling in the Metrophones Case impacts litigation that has been pending in federal district court against AT&T Corporation, Sprint Communications Company, LP and Qwest Communications, Inc. (the "Defendants") for non-payment of dial around compensation (the “District Court Litigation”). Davel Communications, Inc. and certain of Davel's subsidiaries (collectively, the "Davel Entities") are directly or indirectly plaintiffs in the District Court Litigation. Following the Supreme Court ruling in the Metrophones Case, AT&T Corporation and Sprint Communications Company, L.P. filed with the United States Supreme Court a Petition for a Writ of Certiorari No. 07-552 seeking review of the ruling of the United States Court of Appeals for the District of Columbia Circuit that the plaintiffs had standing in the District Court Litigation. On January 4, 2008 the United States Supreme Court granted the Petition for a Writ of Certiorari. It is expected that the parties will file their respective briefs during the first calendar quarter of 2008, with the United States Supreme Court hearing oral arguments and issuing a ruling during the second calendar quarter of 2008. The Company expects that the District Court Litigation will be held in abeyance pending the ruling of the Supreme Court in this matter.

Although the District Court Litigation has been pending since 1999, the litigation remains in its preliminary phases. As a result, we cannot predict the likelihood of success on the merits, the costs associated with the pursuit of the claims, the timing of any recovery or the amount of recovery, if any. However, the industry representing a group of independent payphone providers, including the Davel Entities, has recently prevailed in a similar Federal Communications Commission administrative proceeding against another carrier for non-payment of dial-around compensation using a similar damages model which was accepted and pursuant to which the Federal Communications Commission assessed pre-judgment interest (the "Similar Litigation"). The Similar Litigation is being appealed to the U.S. Court of Appeals for the District of Columbia. Based upon our damages model in the Similar Litigation, we estimate that the amount in controversy for the Davel Entities against the Defendants extends well into the eight figures, but any recovery is conditioned on, among other things (i) prevailing on the merits at trial; (ii) having the Davel Entities' damages model and other claims approved in whole or in large part; and (iii) prevailing on any appeals that the Defendants may make. As evidenced by the eight years that this litigation has been in process, the Defendants have shown an interest in stretching the duration of the litigation and have the means to do so. Although the Davel Entities could ultimately benefit (in an absolute sense, although not necessarily on a present value basis) from this delay in the event that pre-and/or post-judgment interest (awarded at 11.25% per annum in the Similar Litigation) is assessed against the Defendants and the potential award of attorneys' fees and/or other remedies (in addition to compensatory damages) if the Davel Entities prevail, such delay will result in a deferral of the receipt of any cash to the Davel Entities.

4)
Under the authority granted by the Management Agreement to USA, CloseCall America filed a complaint in the Circuit Court for Howard County, Maryland, against Skyrocket Communications, Inc. (“Skyrocket”) Case No. 13-C-07-70296 for breach of contract and unjust enrichment. CloseCall’s claim arose from an unpaid credit owing to CloseCall in the amount of $23,913.53, owed under a terminated technical support services agreement. In response thereto, Skyrocket filed a counter-claim alleging breach of contract and asserting damages in the amount of $1.5 million. In January 2008 Skyrocket filed an amended counter-complaint asserting an additional claim for intentional misrepresentation, seeking $5 million in actual damages and $5 million in punitive damages. We believe that CloseCall has meritorious defenses to the alleged claims and we intend to vigorously defend CloseCall in this matter. We further believe the amended counter-claims are without merit, inappropriately pleaded and amount to an abuse of process. We expect CloseCall to file a motion to dismiss the amended counter-complaint and investigate other legal remedies available as a result of the wrongful prosecution. Notwithstanding the foregoing, in the event that CloseCall is required to litigate the matter and its defenses were not successful, we believe that any potential exposure related to the claims alleged against CloseCall are not likely to be material.

5.	Other Ongoing and Threatened Litigation

The Company is involved in other claims and litigation arising in the ordinary course of business, which it does not expect to materially affect its financial position or results of operations. The Company has been threatened by several former employees with litigation; however, to date, no litigation or other action has commenced which is material to the Company.

Item 1A. Risks Factors

Investing in our securities involves a high degree of risk. Before investing in our securities, you should carefully consider the risks and uncertainties described below and those included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, our Quarterly Report on Form 10-Q for the fiscal quarters ended June 30, 2007 and September 30, 2007, and the other information contained in this report. Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC, including, but not limited to, our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. If any of these risks or uncertainties actually occurs, our business, financial condition or future operating results could be materially harmed. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment.

The Sale of Portions of Our Business May Not Be Concluded and We May Not Have Sufficient Cash to Continue Operations

We have forecasted our operating cash requirements through the end of fiscal year 2008 based on several important assumptions. We have assumed that Gobility will succeed in selling some or all of its assets, thus enabling Kite Networks to satisfy its liabilities including the capital equipment leases or that the wireless networks can be sold by Gobility to a party or parties that are capable of paying these obligations or otherwise renegotiating the terms of the leases in a satisfactory manner. A sale of the wireless networks further assumes that in addition to finding a willing and able buyer, Gobility can also negotiate an assignment or other transfer of the existing lease obligations with the various leasing companies, as well as obtaining approval of the various municipalities in which the wireless networks are deployed. The Company understands that negotiations between potential buyers, Gobility and the various leasing companies have to date been difficult and lacking in reasonable cooperation. As a result, despite the interest of potential buyers, it may be difficult or impossible to negotiate a reasonable settlement with certain leasing companies. The lack of reasonable cooperation by the leasing companies could cause a potential buyer to choose not to purchase the Gobility assets and have a material adverse effect on the Company and its ability to continue as a going concern.

If Gobility is unsuccessful in facilitating a sale of some or all of its assets, the Company will be unable to permanently eliminate the cash requirements represented by the wireless network business as planned, the Company will not have sufficient cash to sustain operations without the completion of the Wireline Business sale or without raising additional capital.

On June 30, 2007, we executed an agreement to sell the Wireline Businesses (including CloseCall, AFN and the Internet service provider companies) to USA. We have assumed that the sale of CloseCall and AFN would occur in accordance with the terms of the Purchase Agreement. However, on January 14, 2008 we received notice from USA, which purports to terminate the Purchase Agreement but provides that USA remains interested in discussing the terms upon which it would purchase CloseCall and AFN. In the event that the Company is unsuccessful in closing the Purchase Agreement with USA, or otherwise selling the businesses to an alternative buyer, the Company will not have sufficient cash to satisfy the cash requirements represented by the wireless network businesses

Included in its audit report on our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, our independent registered public accounting firm included a paragraph describing that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Mobilepro is co-obligor on the capital leases transferred to Gobility. The total principal balance of these leases was approximately $3,792,000 at December 31, 2007. Monthly payments on these capital leases total approximately $190,000 and they are more than five months in arrears. In addition, Mobilepro was a co-purchaser of certain wireless network equipment obtained by Kite Networks. The amount owed to the supplier of this equipment for the purchase of this equipment approximates $1,591,000.

Although Gobility has represented to us that it continues to pursue the sale of its various assets, including the wireless networks, we understand that Gobility has not yet closed on the sale of the wireless networks and that it has defaulted in making scheduled lease payments. If Gobility fails to consummate the sale of its assets and/or the sale of the wireless networks and make the required payments on the liabilities described above, it is likely that the creditors described above will demand payment of the past due amounts from Mobilepro and may commence legal collection actions. The leasing companies may also elect to accelerate the payment date for the balance of the remaining monthly payments. In such event, Mobilepro would not have sufficient cash to satisfy the obligations to the leasing companies.

Failure to Complete the Sale of the Wireline Businesses to USA Will Result in Our Inability to Retire the YA Global Debentures

On June 30, 2007, we executed an agreement to sell the Wireline Businesses (including CloseCall, AFN and the Internet service provider companies) to USA. Pursuant to the USA Purchase Agreement, we closed the sale of the Internet service provider companies to USA on July 18, 2007 and received cash proceeds of $2,500,000, a promissory note for $2,000,000 and preferred stock convertible into 7.5% of the fully diluted shares of USA’s common stock valued at $5.8 million. Simultaneously, we used $2,000,000 of this cash to pay down principal and accrued interest owed to YA Global under the debentures. The balance of the promissory note is $1 million and is scheduled to be paid by USA on or before March 31, 2008.

Upon the close and pursuant to the terms of the USA Purchase Agreement, the Company is scheduled to receive additional cash proceeds of $18.4 million, including payment of the balance of the promissory note. The cash proceeds from the sale of the CLEC Business were expected to be utilized to retire the YA Global debentures plus accrued interest.  However, on January 14, 2008 we received notice from USA which purports to terminate the Purchase Agreement but provides that USA remains interested in discussing the terms upon which it would purchase CloseCall and AFN. In the event that the Company is unsuccessful in closing the Purchase Agreement with USA, or otherwise selling the businesses to an alternative buyer, the Company will not have the ability to continue as a going concern beyond the fourth quarter of the current fiscal year without a significant restructuring of the YA Global debt.

We Have Lost Money Historically Which Means That We May Not Be Able to Continue Operations

The Company has historically lost money. The Company’s accumulated deficit at December 31, 2007 was $95,476,594. In the nine months ended December 31, 2007, the Company incurred a net loss of $18,205,349. In the years ended March 31, 2007, 2006 and 2005, the Company sustained net losses of $45,898,288, $10,176,407 and $5,359,722, respectively. During these periods, most of the acquired businesses of the Company experienced declining revenues. Although restructuring measures reduced other operating expenses, the Company was unable to reduce the corresponding costs of services. In addition, the Company has funded the start-up and operations of the municipal wireless networks and online gaming businesses without these companies achieving expected revenues. As a result, the amounts of cash used in operations during the nine months ended December 31, 2007 and the fiscal year ended March 31, 2007 were $4,227,336 and $6,558,708, respectively. Future losses are likely to occur. Accordingly, the Company will continue to experience liquidity and cash flow problems if it is unable to sell assets for cash, to improve its operating performance, or to raise additional capital as needed and on acceptable terms.

Our Ongoing Business May Be Insufficient to Attract Additional Investors

In the event the Company consummates the sale of the remainder of the Wireline Business to USA or an alternative buyer, the Company will have limited ongoing revenue and operations. As a result, the Company may be unable to attract new investors.

We Do Not Have Enough Registered Shares to Cover the Scheduled Debenture Payments with Our Common Stock

To date, YA Global has been a significant source of capital for the Company, providing financing in several forms. Most recently, the Company has borrowed funds under a series of convertible debentures. The total amount owed to YA Global under the debentures at December 31, 2007 was $14,092,697. Using shares of its common stock registered on Form S-3 in November 2006, the Company made principal and interest payments on the debentures that totaled $4,880,489 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of shares registered for YA Global benefit related to the convertible debentures has been exhausted. YA Global has agreed to delay additional installment payments until February 1, 2008 when the Company will be obligated to make total weekly principal payments of $375,000 plus accrued interest. Unless additional shares are registered by the Company under the Securities Act of 1933 (the “Securities Act”), shares acquired by YA Global are tradable under Rule 144 of the Securities Act, or shares of the Company’s common stock are otherwise freely tradable by YA Global without restriction, the Company will be required to make these payments in cash. However, in the event that the Company or YA Global receives a legal opinion that YA Global is eligible to sell shares of the Company’s common stock under Rule 144, the Company will be required to resume making weekly payments of principal and accrued interest with shares of its common stock.

Because of the decline in the total market value of the outstanding shares of our common stock, we are not now eligible to use Form S-3 for primary issuances of shares of our common stock. As a result, we may be required to use a more extensive and time-consuming process in order to register additional shares of our common stock in the future.

The Company may not have the ability to continue as a going concern beyond the fourth quarter of the current fiscal year without the closing of the CLEC portion of the sale of the Wireline Businesses described above or a significant restructuring of the YA Global debentures.

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

Federal Regulators Have Taken and May Take Positions in the Future with Which We Disagree or Which We Believe are Contrary to Existing Law and Regulation, Which May Impose Substantial Litigation Costs on Our Business, Impede Our Access to Capital and/or Force Us to Seek a Merger Partner or Cease Operations

As a publicly traded telecommunications company, we are subject to the regulatory scrutiny of both the FCC and the SEC. Both agencies are so-called “administrative agencies” with statutory authority to implement and enforce laws passed by the U.S. Congress. Despite this limited scope, both the FCC and SEC have the ability to use discretion in certain cases both in interpreting what the laws passed by Congress mean and when to enforce such laws. The FCC and/or SEC may even take positions with which we disagree or which we believe are unfounded in statute, regulation, or prior agency guidance and which are adverse to Mobilepro. For instance, the FCC has been repeatedly overruled by federal courts in recent years for misinterpretations of the 1996 Telecom Act and has also failed to fulfill judicial decrees to implement rules related to the payphone industry. In order to contest such behavior, Mobilepro may be forced to resort to litigation. In the context of the SEC, Mobilepro’s ability to have any registration statement “go effective” may be impeded if in its comments to a future registration statement the SEC were to take a position with which we disagree based on prior law, regulation or prior SEC interpretative guidance. The registration process that resulted in our Form S-3 becoming effective in November 2006 commenced in September 2005 with the filing of Form SB-2. The protracted registration process included the filing of several registration statement amendments in order to incorporate changes from the SEC received in a series of comment letters. If we were to encounter similar difficulties and a prolonged registration process in connection with a future registration statement, it could materially impair Mobilepro’s access to the capital markets, potentially force Mobilepro to incur substantial litigation related costs and may force Mobilepro to seek a merger with another company or cease operations.

If YA Global or Other Large Stockholders Sell Part or All of Their Shares of Common Stock in the Market, Such Sales May Cause Our Stock Price to Decline

From time to time, YA Global and other selling stockholders may sell in the public market up to all of the shares of common stock owned at that time.

In November 2006, we filed a registration statement on Form S-3 covering the resale by selling stockholders of up to 404,474,901 shares of common stock that was declared effective by the SEC. To date, we have issued 175,779,290 shares of our common stock to YA Global that were covered by the registration statement. The remaining number of shares registered in this offering represents approximately 33.0% of the total number of shares of common stock outstanding at March 31, 2007. In the event that the selling stockholders dispose of some or all of the remaining shares of common stock covered by this registration statement, such sales may cause our stock price to decline.

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

Although the Telecommunications Act of 1996, as implemented by the FCC, addressed certain historical inequities in the payphone marketplace, uncertainties relating to the impact and timing of the implementation of this framework still exist. The uncertainty with the greatest potential financial impact relates to revenue from and collectibility of access code calls and toll-free dialed calls, or dial around compensation. Dial around compensation previously accounted for a material percentage of our revenues. Historically, many parties legally obligated by the FCC to pay dial around compensation have nevertheless failed to do so. We believe that such failures exist today. While we believe that we would have the right to sue in order to collect amounts owed, such efforts may consume management time and attention and our cash, and there can be no assurance that such efforts would result in the collection of any additional amounts. Consequently, such illegal nonpayment activities may adversely affect our cash flows, receivable collectibility. and future business profitability.

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

On November 5, 2007, the Company’s board of directors approved the award of warrants, exercisable at a purchase price of $0.0089 per share, to purchase 1,000,000 shares of its common stock to Donald Paliwoda, the Company’s Chief Accounting Officer.

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

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the three months ended December 31, 2007. However, please see the Risk Factors above titled “The Failure of Gobility to Raise Capital May Result in Our Payment of Transferred Liabilities”.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

(a) The Company filed a Current Report on Form 8K, dated January 17, 2008, reporting that Christopher W. MacFarland resigned as a director of the Company due to the pending sale of McLeod USA, in which Mr. MacFarland serves as Group Vice President and Chief Technology Officer, to PaeTec Communications. Mr. MacFarland is likely to become an officer of PaeTec Communications, a telecommunications provider and a potential competitor of the Company. Mr. MacFarland’s resignation was effective January 31, 2008. The Company’s Current Report on Form 8K also reported that, on January 17, 2008, Martin Gray, President of ProGames Network, Inc., an internet gaming subsidiary of the Company, resigned to pursue other interests. Jack W. Beech, Jr., now Chief Technology Officer of ProGames, and formerly President of our first ISP Subsidiary, DFW Internet Services, Inc., will assume his duties as president of ProGames.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description	Location

2.1	Asset Purchase Agreement, dated as of December 29, 2006, by and among TeleCommunication Systems, Inc., Mobilepro Corp., and CloseCall America, Inc.	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on January 10, 2007

2.2	Purchase Agreement, dated as of June 29, 2007, by and between Mobilepro Corp. and United Systems Access, Inc.	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on July 6, 2007

2.3	Amendment to the Purchase Agreement by and between Mobilepro Corp. and United Systems Access, Inc., dated July 6, 2007	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on July 6, 2007

2.4	Second Amendment to the Purchase Agreement by and between Mobilepro Corp. and United Systems Access, Inc., dated July 13, 2007	Incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed on July 19, 2007

2.5	Third Amendment to the Purchase Agreement by and between Mobilepro Corp. and United Systems Access, Inc., dated July 13, 2007	Incorporated by reference to Exhibit 10.04 to the Registrant’s Current Report on Form 8-K filed on July 19, 2007

2.6	Management Agreement, dated as of July 18, 2007, by and between Mobilepro Corp., United Systems Telecom Access, Inc. and United Systems Access, Inc.	Incorporated by reference to Exhibit 10.05 to the Registrant’s Current Report on Form 8-K filed on July 19, 2007

2.7	Purchase Agreement, dated as of July 8, 2007, by and between Mobilepro Corp. and Gobility, Inc.	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on July 10, 2007

2.8	Convertible Debenture issued to Mobilepro Corp. by Gobility, Inc., made as of July 8, 2007	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on July 10, 2007

2.9	Asset Purchase Agreement by and between Davel Communications, Inc. and Sterling Payphones, LLC effective as of August 30, 2007	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on September 7, 2007

3.1	Certificate of Incorporation, dated April 20, 2001, of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001

3.2	Certificate of Amendment of Certificate of Incorporation of Mobilepro Corp dated November 16, 2001.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001

3.3	Certificate of Amendment to Certificate of Incorporation of Mobilepro Corp. dated March 11, 2003	Incorporated by reference to Exhibit 3.11 to the Registrant’s Registration Statement on Form SB-2 filed on May 6, 2003

3.4	By-Laws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001
4.1	2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001
4.2	Amended and Restated 2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2004

10.1	Executive Employment Agreement, dated December 15, 2003, between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 13, 2004
10.2	Executive Employment Agreement, dated April 15, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.15 to the Amendment to Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.3	Amended and Restated Executive Employment Agreement, dated June 9, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2004
10.4	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2005
10.5	Standby Equity Distribution Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.6	Registration Rights Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.7	Placement Agent Agreement, dated May 13, 2004 between the Company and Newbridge Securities Corporation	Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.8	Escrow Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004

10.9	Employment Agreement dated February 28, 2005 between Davel Communications, Inc. and Tammy L. Martin	Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.10	Amendment No. 1 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated April 20, 2005	Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.11	Amendment No. 2 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated May 26, 2005	Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.12	Securities Purchase Agreement, dated as of May 13, 2005, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.13	Secured Convertible Debenture, issued on May 13, 2005 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.14	Amended and Restated Collateral Assignment of Intellectual Property Rights, made as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.15	Amended and Restated Security Agreement, dated May 13, 2005, by and among the Company, the subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.16	Investor Registration Rights Agreement, dated as of May 13, 2005 by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.17	Amended and Restated Guaranty Agreement, dated as of May 13, 2005, made by each of the direct and indirect subsidiaries of the Company in favor of Cornell Capital	Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.18	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.19	Secured Convertible Debenture, issued on June 30, 2006 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 7, 2006

10.20	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.21	Master Lease Agreement dated June 28, 2006 between JTA Leasing Co., LLC, Mobilepro Corp., and NeoReach, Inc.	Incorporated by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.22	Letter Agreement between American Fiber Network, Inc. and FSH Communications LLC, dated June 30, 2006*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 11, 2006

10.23	Securities Purchase Agreement, dated as of August 28, 2006, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006
10.24	Secured Convertible Debenture, issued on August 28, 2006, by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006

10.25	Investor Registration Rights Agreement, dated as of August 28, 2006, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006

10.26	Irrevocable Transfer Agent Instructions dated August 28, 2006 among the Company, Interwest Transfer Company, Inc. and David Gonzalez, Esq., as Escrow Agent	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006
10.27	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006
10.28	Amendment No. 1 to the Securities Purchase Agreement, dated September 20, 2006, between the Company and Cornell Capital, and the related Convertible Debenture	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2006
10.29	Amendment No. 2 to the Securities Purchase Agreement, dated October 23, 2006, between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2006
10.30	Master Equipment Lease dated September 27, 2006, between Data Sales Co., Mobilepro Corp., and Kite Networks, Inc.	Incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

10.31	Amendment No. 1 to Convertible Debentures issued to Cornell Capital, dated January 17, 2007	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on January 23, 2007

10.32	Amendment No. 2 to Convertible Debenture issued to Cornell Capital, dated February 20, 2007 (the $15,149,650 debenture)	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007

10.33	Amendment No. 2 to Convertible Debentures issued to Cornell Capital, dated February 20, 2007 (the $7,000,000 debentures)	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007

10.34	Amendment No. 3 to Convertible Debentures issued to Cornell Capital, dated April 2, 2007 (the $7,000,000 debentures)	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on April 5, 2007

10.35	Consent and Waiver Agreement dated March 30, 2007 with Cornel Capital	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on April 5, 2007

10.36	Amendment No. 4 to Convertible Debentures issued to Cornell Capital, dated May 11, 2007 (the $7,000,000 debentures)	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on May 15, 2007

10.37	Promissory Note, dated May 11, 2007, issued to Cornell Capital	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on May 15, 2007

10.38	Amendment No. 5 to Convertible Debentures issued to Cornell Capital, dated July 18, 2007 (the $7,000,000 debentures)	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on July 19, 2007

10.39	Amendment No. 3 to Convertible Debenture issued to Cornell Capital, dated July 18, 2007 (the $15,149,650 debenture)	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on July 19, 2007

10.40	Addendum to Second Amended and Restated Executive Employment Agreement for Jay O. Wright, dated August 27, 2007	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on August 29, 2007

10.41	Asset Purchase Agreement by and between Davel Communications, Inc. and Sterling Payphones, L.L.C. date September 7, 2007	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on September 10, 2007

10.42	Amendment to Promissory Note dated January 3, 2008 by and between Mobilepro Corp. and United System Access, Inc.	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008

10.43	Amendment No. 4 to Convertible Debenture issued to YA Global, dated January 16, 2008 (the $15,149,650 debenture)	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on January 18, 2008

10.44	Amendment No. 6 to Convertible Debenture issued to YA Global, dated January 16, 2008 (the $7,000,000 debenture)	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on January 18, 2008

21.1	Subsidiaries of Registrant	Provided herewith

31.1	Certification by Jay O. Wright, Chief Executive Officer, pursuant to Rule 13a-14(a)	Provided herewith

31.2	Certification by Donald L. Paliwoda, Principal Financial Officer, pursuant to Rule 13a-14(a)	Provided herewith

32.1	Certification by Jay O. Wright and Donald L. Paliwoda, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Provided herewith

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

MOBILEPRO CORP.

Date: February 11, 2008	By:	/s/ Jay O. Wright
Jay O. Wright, Chief Executive Officer

Date: February 11, 2008	By:	/s/ Donald L. Paliwoda
Donald L. Paliwoda, Chief Accounting Officer