Form 10-K
period 2008-03-31
MOBILEPRO CORP
filed 2008-06-27
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2008

Commission File Number 000-51010

MOBILEPRO CORP.
(Name of Registrant in Its Charter)

DELAWARE	87-0419571
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

6701 Democracy Boulevard, Suite 202, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting and nonvoting common shares of our common stock held by non-affiliates as of September 28, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter): $5,991,121

As of June 16, 2008, the Company had 775,821,796 shares of its common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

Item 1. Business

The Company

We are a holding company with subsidiaries in the pay telephone and online gaming industries and an affiliate in the software industry. Although classified as discontinued operations, we still own an integrated telecommunications business. We previously owned broadband wireless, telecommunications and integrated data communication services companies which delivered a comprehensive suite of voice and data communications services, including local exchange, long distance, enhanced data, Internet, wireless and broadband services to end user customers. At June 30, 2007, we marketed and sold our integrated communications services through nine branch offices in seven states and we serviced over 123,000 billed accounts representing over 211,000 equivalent subscriber lines including approximately 110,000 local and long-distance telephone lines, approximately 38,000 dial-up lines, approximately 5,000 DSL lines, approximately 25,000 fixed and mobile wireless lines, approximately 6,000 cellular lines and the remaining are other Internet-related accounts. We owned and operated approximately 22,200 payphones located predominantly in 44 states and the District of Columbia. Most of our subscribers are residential customers.

Historically, our revenues have been generated through three of our four business reporting segments:

Wireless Networks
Our broadband wireless network deployment efforts had been conducted by our wholly owned subsidiary, NeoReach, Inc., (“NeoReach”), and its subsidiary, Kite Networks, Inc. (“Kite Networks,” formerly, NeoReach Wireless, Inc.). This segment also included the operations of Kite Broadband, LLC (“Kite Broadband”), a wireless broadband Internet service provider located in Ridgeland, Mississippi.

Voice Services
Our voice services segment has been led by CloseCall America, Inc. (“CloseCall”), a competitive local exchange carrier (“CLEC”, which is a term applied under the Telecommunications Act of 1996 to local telephone companies which compete with incumbent local telephone companies) based in Stevensville, Maryland; American Fiber Network, Inc. (“AFN”), a CLEC based in Overland Park, Kansas; and Davel Communications, Inc. (“Davel”), an independent payphone provider based in Cleveland, Ohio. CloseCall offered our customers a full array of telecommunications products and services including local, long-distance, 1-800-CloseCall anytime/anywhere calling, digital wireless, high-speed telephone (voice over IP), and dial-up and DSL Internet services. AFN is licensed to provide local access, long distance and/or Internet services throughout the United States. Davel has been one of the largest independent payphone operators in the United States.

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

Prior to January 2004, we were a development stage company. Although we were incorporated only eight years ago, we have undergone a number of changes in our business strategy and organization. In June 2001, we focused our business on the integration and marketing of complete mobile information solutions to meet the needs of mobile professionals. In April 2002, we acquired NeoReach and shifted our focus toward solutions supporting the third generation wireless market that provides broadband to allow faster wireless transmission of data, such as the viewing of streaming video in real time. We shifted our business strategy in December 2003 with a new management team, expanding significantly the scope of our business activity to include Internet access services, local and long distance telephone services and the ownership and operation of payphones. In 2005, we began to invest in the business of deploying broadband wireless networks and providing wireless network access services in wireless access zones to be primarily located in municipality-sponsored areas. As indicated above, we entered these businesses primarily through acquisitions. We completed twenty-two (22) acquisitions during this period. Accordingly, our experience in operating the acquired businesses was limited.

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

DFW was the principal operating subsidiary within our Internet services division. On January 20, 2004, we acquired DFW. After that time we acquired nine additional Internet service businesses that operated as subsidiaries of DFW, and on November 1, 2005 we acquired the business of InReach.

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

On July 8, 2007 we sold our interests in Kite Broadband, Kite Networks and Neoreach. See discussion below concerning The Sale of the Wireless Business to Gobility.

On June 30, 2007, the Company entered into an agreement to sell the CLEC and ISP Businesses to United Systems Access, Inc. (“USA”, and the “USA Agreement”). The closing of the ISP Businesses occurred on July 18, 2007. The closing of the sale of the CLEC Business to USA has not occurred. See discussion below concerning The Sale of the ISP and CLEC Businesses to USA Telecom.

During June and September 2007 the Company entered into a series of transactions to sell the majority of its pay telephones. See discussion below concerning the Sale of the Payphone Assets.

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

Geographic Markets

Through our online gaming business, we provide service to customers located throughout the United States. Our pay telephone business is concentrated in the State of Ohio. Historically, certain portions of our consolidated business have been concentrated in certain geographic markets. For example, the business of CloseCall was concentrated in the mid-Atlantic region of the country. The Davel payphones had been located across the United States approximately 60% of the payphones were located in warm climate states of the southwest, southeast and west; approximately 40% of the payphones were located in midwest, northwest, and northeast sections of the country, with usage during the winter months thereby negatively affected by the cold climate. The Internet services business previously provided service to customers primarily located in the states of Texas, Arizona, Louisiana, Kansas, Missouri, Wisconsin, Ohio, Washington and California.

Going Concern Uncertainty

Our business has historically lost money. Our accumulated deficit at March 31, 2008 was $95,632,847. In the years ended March 31, 2008, 2007 and 2006, we sustained net losses of $18,361,602, $45,898,288 and $10,176,407, respectively. Over this three-year period, most of the acquired businesses experienced declining revenues. Although restructuring measures controlled other operating expenses, the Company was unable to reduce the corresponding costs of services. In addition, the Company funded the start-up and operations of the municipal wireless networks and online gaming businesses without these companies achieving expected revenues. As a result, the amounts of cash used in operations during the fiscal year ended March 31, 2008 was $3,558,996.

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

Because the cash required to fund the continuing operating losses and to complete the build-out of planned municipal wireless networks exceeded the Company’s available capital, in December 2006, the Company engaged an investment banking firm to assist in evaluating strategic alternatives for the wireless networks business conducted by its Kite Networks and Kite Broadband subsidiaries. Efforts to secure investment capital for this business or to find a willing buyer resulted in the Company selling these companies to Gobility, Inc. (“Gobility”) for $2 million paid with the issuance of a convertible debenture to Mobilepro. Despite obtaining lease financing and deferring payments to several large vendors, the Company was required to fund the operations of these businesses through the date of the sale.

Gobility expected to raise capital for its operating purposes from an identified source pursuant to a funding commitment letter that was presented to the Company at closing. Because this funding has not been obtained, Gobility has been unable to fund its operations including the payment of amounts due under a series of capital equipment leases and other equipment-related obligations. On the date of the sale to Gobility, the aggregate amount of this debt included in the balance sheet of Kite Networks was approximately $6,111,000. Because the equipment leases and other equipment purchases were co-signed by Mobilepro, if Kite Networks fails to pay the leases, the Company could be required to pay this debt. At March 31, 2008, the aggregate amounts recorded on the consolidated balance sheet for the lease obligations, accrued interest, and accounts payable were $3,569,518, $342,592 and $1,571,978, respectively. The Company has also recorded the certificates of deposits securing the lease obligations of $937,664.

On March 10, 2008, Gobility sold the assets of the wireless network in Longmont, Colorado, and the Company received the proceeds in the form of promissory notes totaling $1,800,000. The Company continues to cooperate with Gobility in its efforts to sell the remaining assets of Kite Networks and to satisfy the obligations relating to the leases and other equipment or to otherwise restructure the lease payments so that payment can be made out of the sale proceeds. In the event Gobility is unsuccessful in its attempts to sell the assets and satisfy the lease obligations, the Company could be required to make the payments on all or some of the leases and the accounts payable for the other equipment. One leasing company has sued the Company for payment under a lease in which Kite/Gobility have defaulted. See Item 3. - “Legal Proceedings”.

In March 2007, the Company announced that it had signed a definitive agreement for the merger of ProGames, its online gaming subsidiary, with and into Winning Edge International, Inc. Consummation of the transaction was subject to a number of closing conditions including the arrangement of financing that would have sustained the operations of the combined entity. The anticipated financing was not procured. As a result, the merger agreement was terminated and the Company continues to fund the operating costs of ProGames. The Company is currently exploring strategic alternatives with respect to its investment in ProGames. The net loss incurred by ProGames in the twelve months ended March 31, 2008 was $679,100.

The operating losses incurred by Davel adversely affected the consolidated operating results of the Company. However, most of the payphones have been sold to unaffiliated payphone operators in the current year. In June 2007, the Company sold approximately 730 operating payphones and received in excess of $200,000 in cash proceeds. On September 7, 2007, Davel sold approximately 21,405 payphones to Sterling Payphones, LLC (“Sterling”). Under the terms of the sale agreement, the Company received $50,000 in cash, $1,839,821 in cash was paid to its secured lender, YA Global Investments, L.P. (“YA Global”, f/k/a Cornell Capital Partners, L.P.) to reduce the amount of principal and interest owed under the outstanding convertible debentures issued to YA Global, and, pursuant to the sale agreement, other amounts were placed in escrow to pay certain key vendors of Davel and to satisfy potential indemnification claims. Sterling also assumed certain liabilities of Davel. Effective September 30, 2007, Davel sold an additional 300 payphones for approximately $85,000. After these sales, Davel’s remaining operations have been significantly reduced. Davel’s remaining operations are being continued and Davel is pursuing the recovery of certain claims including the AT&T, Sprint and Qwest claims described in Item 3 –“Legal Proceedings”.

The Company received letters of interest regarding the acquisition of the Close Call, AFN and the Internet service provider businesses. On June 30, 2007, the Company entered into an agreement to sell the CLEC and ISP Businesses to United Systems Access, Inc. The total purchase price of $27.7 million ($30.0 million face value) included cash proceeds of approximately $21.9 million and convertible preferred stock with an $8.1 million face value and originally valued for accounting purposes at $5.8 million. The sale of the ISP Business closed on July 18, 2007 resulting in the Company’s receipt of $500,000 cash, the payment of $2,000,000 to YA Global, and the Company’s receipt of a promissory note for $2,000,000 and 8,100 shares of convertible preferred stock of USA. The payment to YA Global retired the $1.1 million promissory note issued in May 2007 and approximately $25,000 in related accrued interest and convertible debenture principal and accrued interest of approximately $393,000 and $482,000, respectively. On January 3, 2008, the Company entered into an amendment to the $2,000,000 promissory note due from USA. USA made payments of $500,000 each on January 4 and January 11, 2008 with the remaining balance of $1,000,000, together with accrued interest at the rate of 7.75%, due on the earlier of the date of the closing of the sale of the CLEC Business or March 31, 2008. Of the $1,000,000 of payments, the Company received $125,000 and the remaining $875,000 was used to pay principal and interest on the convertible debentures due to YA Global. USA stands in default on the remaining principal balance of $1,000,000 and accrued interest. The Company and USA are in negotiations to resolve the payment default existing under the promissory note.

On January 14, 2008, the Company received notice from USA purporting to terminate the USA Agreement with respect to the sale of the CLEC Business, but provided that USA remained interested in discussing terms upon which it would complete the sale. The Company is in communications with USA and disputes the validity of the claims alleged for the purported termination, which include the alleged failure to obtain certain regulatory and contractual approvals and the alleged breach of certain representations and warranties set forth in the USA Agreement. The Company believes the purported termination was in bad faith and intends to pursue any and all legal and equitable remedies available to it against USA. Despite the on-going discussions with USA, the Company has re-assumed operating control of AFN and Close Call and has terminated the agreement to sell its CLEC Business to USA. In addition, the Company is currently seeking an alternate buyer in its efforts to sell the CLEC Business.

With the cash proceeds expected to be received by the Company from the sale of the CLEC Business, the Company intended to retire the remaining amounts owed to YA Global under the convertible debentures, including accrued interest. The Company has been in communication with YA Global regarding the impact of USA’s actions and the Company’s continuing efforts to sell the CLEC Business. If the sale of the CLEC Businesses is not completed and the Company is unable to generate sufficient cash to cover operating costs and interest due on the YA Global debt, the Company may not have the ability to continue as a going concern. See Item 1A. below - Risk Factors - “Failure to Complete the Sale of the CLEC Businesses Will Result in Our Inability to Retire the YA Global Debentures”.

To date, YA Global has been a significant source of capital for the Company, providing financing in several forms. During the fiscal year ended March 31, 2007, the Company borrowed funds under a series of convertible debentures. The total principal and accrued interest amounts owed to YA Global under the debentures at March 31, 2008 was $13,168,944 and $167,370, respectively. Using shares of its common stock registered on Form S-3 in November 2006, the Company made principal and interest payments on the debentures that totaled $4,880,489 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of shares registered that related to the convertible debentures has been exhausted and the Company was unable to make the weekly principal and interest payments in accordance with the terms of the convertible debentures as amended through January 16, 2008. As a result, we are delinquent with respect to the convertible debentures. We are in negotiations with YA Global, which has verbally granted forebearance, and expect to be able to obtain a revised payment schedule and an extension of the maturity date. However, in the event we are unable to execute on an extension of the maturity date and other terms, YA Global could declare the debt to be in default and demand immediate payment of all outstanding principal and interest. In addition, interest would accrue at the default rate of 24% per annum and YA Global could potentially foreclose on the Company’s assets

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments based on recorded amounts for the foreseeable future. If the Company is unable to obtain an extension in the debt payment terms with YA Global, fails to permanently eliminate the cash requirements represented by the Wireless Networks Business and ProGames, and/or fails to sell the CLEC Businesses to USA or a new buyer on terms that are acceptable to the Company, the Company will not have the ability to continue as a going concern without additional capital and/or collections of significant amounts on claims against third parties. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operations

We have historically operated in four segments: (1) Wireless Networks, (2) Voice Services, (3) Internet Services and (4) Corporate. In April 2007, the Company announced that its Board of Directors had decided to explore potential strategic alternatives for the entire Company, and that it had received inquiries from potential buyers regarding the purchase of portions of its business. This initiative was undertaken with the goals of maximizing the value of the Company’s assets, returning value to the Company’s stockholders and eliminating the Company’s debt, particularly amounts payable to YA Global. During fiscal 2008 the Company disposed of its Wireless Networks and Internet Services segments, as well as the majority of its pay telephones which had been previously operated in the Voice Services segment. In addition, the Company entered into an agreement to sell its CLEC businesses, which was subsequently terminated. The Company is continuing to search for a buyer for its CLEC Business, which had been previously operated in the Voice Services segment. The disposition activities are discussed further below.

The cash needs of Kite Networks had been substantially funded through borrowings by the Company from YA Global under a variety of debt instruments and over $5 million in equipment lease financing. Kite Networks has also been provided extended payment terms by certain significant equipment suppliers. However, we realized that sufficient funds were not available from these existing sources for Kite Networks to effectively continue the execution of its business plan. As a result, we commenced the search for capital as described below during the fourth quarter of the fiscal year 2007.

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

On March 10, 2008, Gobility sold the assets of the wireless network in Longmont, Colorado, and the Company received the proceeds in the form of promissory notes totaling $1,800,000. In addition, the Company entered into a forebearance agreement with the principal equipment vendor and agreed to pay the $1,591,978 equipment obligation, with interest at the prime rate, and a related lease obligation in the principal amount of $149,749. In March 2008, the Company also paid one of the leases with an aggregate principal balance of $318,595, plus accrued interest, by paying $93,000 in cash and applying the $250,000 certificate of deposit that secured the lease relating to the Tempe, Arizona wireless network. The Company is currently cooperating with Gobility in its efforts to sell the remaining assets of Kite Networks in order to pay off the obligations relating to the leases and other equipment. In the event Gobility is unsuccessful in its attempts to sell the remaining assets and satisfy the lease obligations, the Company could be required to make the payments on the remaining leases. At March 31, 2008, the aggregate amount recorded on the consolidated balance sheet for the lease obligations, accrued interest, and accounts payable was $5,484,088. The Company has also recorded the certificates of deposits securing the lease obligations of $937,664 as assets of companies held for sale.

The Sale of the ISP and CLEC Businesses to USA Telecom

We received letters of interest regarding the acquisition of the CloseCall, AFN and the Internet service provider businesses (the “Wireline Businesses”) and several potential purchasers conducted due diligence activities. This process resulted in the execution of the USA Agreement to sell the Wireline Businesses to USA. Pursuant to the USA Agreement, we closed the sale of the Internet service provider companies to USA on July 18, 2007, and received cash proceeds of $2,500,000, a promissory note for $2,000,000 and 8,100 shares of preferred stock of USA convertible into 7.5% of the fully diluted shares of USA’s common stock valued at $5,763,893. Simultaneously, we used $2,000,000 of this cash to pay down principal and accrued interest owed to YA Global under the promissory note and debentures.

Completion of the sale of CloseCall and AFN (the “CLEC Business”) required the receipt of certain state regulatory approvals before it could be completed. Pursuant to a management agreement that was signed in July 2007 (the “USA Management Agreement”), USA operated the CLEC Business, retained any cash provided by the operations of these companies and funded any cash requirements of the companies pending completion of the sale of these companies. In addition, USA was required to make debenture interest payments to YA Global on the Company’s behalf during the term of the USA Management Agreement based on an assumed principal balance of $17.4 million at an interest rate of 7.75%.

Upon the close and pursuant to the terms of the USA Agreement, we expected to receive cash proceeds of $19.4 million, including payment of the $2.0 million promissory note. On January 3, 2008, the Company entered into an amendment to the $2,000,000 promissory note due from USA. USA made payments of $500,000 each on January 4 and January 11, 2008 with the remaining balance of $1,000,000, together with accrued interest at the rate of 7.75%, due on the earlier of the date of the closing of the sale of the CLEC Business or March 31, 2008. Of the $1,000,000 of payments, the Company received $125,000 and the remaining $875,000 was used to pay principal and interest on the convertible debentures due to YA Global. USA did not pay the balance due on March 31,2008 and is in default on the remaining principal balance of $1,000,000 and accrued interest. The Company and USA are in negotiations to resolve the payment default existing under the promissory note.

On January 14, 2008, the Company received notice from USA purporting to terminate the USA Agreement with respect to the sale of the CLEC Business, but provided that USA remained interested in discussing terms upon which it would complete the purchase. The Company is in communications with USA and disputes the validity of the claims alleged for the purported termination, which include the alleged failure to obtain certain regulatory and contractual approvals and the alleged breach of certain representations and warranties set forth in the USA Agreement. The Company believes the purported termination is in bad faith, and should it not be able to resolve this matter to its satisfaction, intends to pursue any and all legal and equitable remedies available to it against USA. Despite the on-going discussions with USA, the Company has re-assumed operating control of AFN and Close Call, its CLEC subsidiaries, and has terminated the USA Management Agreement and the sale of the CLEC Business .

The Company expected to use the cash proceeds from the sale of the CLEC Business to retire the YA Global debentures plus the remaining amounts of accrued interest. If the sale of the CLEC Business is not sold to an alternative buyer on terms satisfactory to the Company, the Company will not have the ability to continue as a going concern without a significant restructuring of the YA Global debt. See Item 1A. below - Risk Factors - “Failure to Complete the Sale of the CLEC Businesses Will Result in Our Inability to Retire the YA Global Debentures”.

Discontinued Operations

In connection with the activities summarized above, we have reclassified the assets and liabilities of the Wireline Business and the Wireless Networks Business as assets and liabilities related to companies held for sale in the consolidated balance sheets at March 31, 2008. In addition, we have classified the results of operations of these companies in discontinued operations in the consolidated statements of operations for the twelve months ended December 31, 2008, 2007 and 2006.

Sales of Payphone Assets

The Company has also completed a series of transactions to sell a majority of Davel’s payphones in order to provide cash for operating purposes and additional retirements of convertible debenture debt. Davel continues to maintain a nominal number of pay telephones in the State of Ohio.

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

Research and Development

As we have emphasized the growth of the Company through the acquisition of service-oriented companies, our research and development activities have been reduced. In fiscal 2008, we did not pursue new research initiatives but rather looked to harvest the value of the intellectual property portfolio which we own via licensing, joint venture and/or sale of certain intellectual property.

Prior to its entry into the wireless network business, NeoReach previously conducted development efforts related to certain wireless antenna and networking technologies, in particular, ZigBee chip development work. NeoReach also worked toward developing a semiconductor chip for use in home networking and selected industrial monitoring applications based on the ZigBee standard. ZigBee is an IEEE standard (802.15.4) developed for certain low power, short-range devices. The scope of this development activity was significantly reduced over the last few years. In the year ended March 31, 2006, we incurred research and development costs of approximately $139,000 in connection with this effort with the objective of making the technologies ready for sale or licensing on an OEM basis. The development of these technologies was unrelated to the deployment, ownership, and management of the broadband wireless networks and the Company maintains its interest in this intellectual property

The ZigBee chip project continues, in our view, to have potential future value as ZigBee chips can be used for sensors and other wireless devices, including potentially as a complement to Wi-Fi. However, shareholders should be advised that given the limited focus and limited resources we plan to devote to these initiatives, material revenue should not be expected from this investment. If the U.S. patent office were to grant certain patent claims made in our patent filings with respect to ZigBee and other wireless technologies, we may choose to re-focus on these initiatives; however, there can be no assurance that the U.S. patent office will act in a prompt manner or, if it does act, that it will resolve favorably our patent claims. In sum, we do not anticipate that these activities will represent a meaningful percentage of our revenue in the future.

NeoReach filed a total of eight patent applications with the U.S. Patent and Trademark Office in the areas of “Smart Antenna” technology and RF Transceiver Chip Design for “Low Noise Amplifier for wireless communications.” As of March 31, 2006, we had been granted approval of seven patents in the area of “Smart Antenna” technology and one patent applications was still pending approval. In fiscal year March 31, 2007, we sold the Smart Antenna technology to an unaffiliated company, receiving $300,000 in cash proceeds.

Voice Services

Competitive Local Exchange Carrier Business

Overview

Our efforts in the competitive local exchange carrier business have historically been led by CloseCall, a company that we acquired in October 2004 and AFN, a company we acquired in June 2005. CloseCall and AFN offer its customers a full array of telecommunications products and services including local, long-distance, 1-800-CloseCall anytime/anywhere calling, digital wireless, high-speed telephone (voice over Internet protocol, or “VoIP”), and dial-up and DSL Internet services.

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

 Business Strategy

As previously discussed, the Company entered into an agreement with USA to sell, among other things, its CLEC business. The sale of the CLEC business has not been consummated and the Company continues to pursue potential buyers for the CLEC business. See discussion above concerning The Sale of the ISP and CLEC Businesses to USA Telecom. The Company continues to operate the CLEC business until such time as a sale transaction can be consummated.

While the Company continues to operate the CLEC business its primary objective is to be a leading provider of high-quality integrated communications services in each of our major service areas, acting as a reseller of local, long distance, wireless, Internet access and data services to residential customers, small to medium-sized businesses, and select large business enterprises. The CLEC business delivers high-value bundled and individual services tailored to the needs of its customers presented on a single invoice.

When economically advantageous for us to do so, the CLEC business seeks to bundle our integrated communications services. Our targeted customers often will have multiple vendors for voice and data communications services, each of which may be billed separately. Unlike many of these vendors, the CLEC business is able to provide a comprehensive package of local telephone, long distance, Internet access, and other integrated communications services. The success of this business will be based, in part, on the establishment of effective cross-selling programs in order to leverage the combined customer base of the voice service business segment, the effective delivery of such services and the provision of excellent customer service.

CloseCall has focused on the expansion of its telecommunications service offerings and the securing of long-term agreements with local exchange carriers. It has five-year commercial agreements which expire in 2010 with Verizon and AT&T covering eighteen and thirteen states, respectively. Completion of these agreements 1) allows the expansion of CloseCall’s overall geographic market, and the expansion and bundling of service offerings in these states including Florida, and 2) provides predictability of the pricing of wholesale services provided to us by these carriers during the terms of the agreements. CloseCall makes extensive use of direct mail programs to market its services to customers. It also uses print, signage, radio, and television advertising to market services to customers of certain local professional sports teams including the Aberdeen Ironbirds, Frederick Keys, Bowie Baysox, and the Delmarva Shorebirds under contractual arrangements with the ball clubs. A new focus of CloseCall is to secure wholesale arrangements with other telecommunications companies that wish to share CloseCall’s cellular and Blackberry relationships. As of March 31, 2008, CloseCall provides such services to three other companies.

In the fiscal year ended March 31, 2006, we completed two acquisitions that added revenues, profits and licensed coverage areas to our voice services segment. On June 30, 2005, we acquired AFN which added approximately 15,000 customer lines to our customer base. AFN is focused on four major customer segments - hotels and resorts, corporate housing, resort-area property management and other business services. It has developed customized provisioning and billing processes that enables it to accurately and efficiently meet the unique requirements of these types of customers. AFN also leverages its service supply capabilities by providing connection services to payphone telephone operators. In September 2005, AFN acquired the assets of AllCom USA and their long distance and T-1 customers, providing an additional customer base for bundled services.

In a transaction that was effective January 1, 2007, CloseCall acquired mobeo® Wireless reseller assets from TeleCommunication Systems, Inc. (“TCS”) including over 7,000 cellular telephone service contracts and certain related net assets. This transaction enables CloseCall to sell RIM Blackberry® products and network access to enterprise and retail subscribers nationwide.

Services

This portion of our voice business segment provides service to over approximately 103,446 equivalent subscriber lines, including approximately 88,381 local and long distance lines. This business also has approximately 9,675 cell phone and Blackberry® subscribers. Despite the acquisition of business subscribers from TCS, the majority of our customers of CloseCall are residential.

Bundled Services Approach. The CLEC business offers integrated communications services in a high-quality bundle to residential customers and small to medium-sized businesses at attractive prices. When economically advantageous to do so, the CLEC business seeks to bundle its integrated communications services. Its targeted customers often will have multiple vendors for voice and data communications services, each of which may be billed separately. It is able to provide a comprehensive package of local telephone, long distance, Internet access, and other integrated communications services.

Local Services. The CLEC business offers a wide range of local services, including local access services, voicemail, universal messaging, directory assistance, call forwarding, return call, hunting, call pick-up, repeat dialing and speed dialing services. It provides local services primarily over local connections utilizing Incumbent Local Exchange Carrier (ILEC) facilities.

Long Distance Services. The CLEC business offers both domestic and international switched and dedicated long distance services, including “1+” outbound dialing, inbound toll-free and calling card services. Many of its customers prefer to purchase long distance services as part of a bundle that includes some of our other integrated communications services offerings. The CLEC business also offers for convenience an away from home or business service using our own network platform with 1-800-CloseCall.

Blackberry® PDA Services. With the acquisition of subscribers from TCS and the assignment of the master supply agreement between TCS and Research in Motion Corporation, CloseCall now can provide this popular personal data assistant (PDA) service and supply Blackberry® equipment, accessories, software and support contracts to its customers.

High Speed Internet Access via Digital Subscriber Line. The CLEC business offers xDSL combined with our local access service in selected markets. DSL technology provides continuous high-speed local connections to the Internet and to private and local area networks.

Internet Access. The CLEC business offers dial-up and broadband Internet access utilizing multiple wholesale vendors and also offer our five times (“5X”) traditional dial-up speeds in select locations.

Digital Wireless Phones. The CLEC business offers digital wireless phone services in many of our target markets. We believe that CloseCall America is one of the few companies that have the capability to add wireless service to an existing customer invoice.

Digital Wireless Data. The CLEC business offers digital wireless data services in many of our target markets. We believe that CloseCall America is one of the few companies that have the capability to add wireless data services to an existing customer invoice.

Digital Broadband Phones via Voice over IP (“VoIP”). The CLEC business offers digital phones for customers that have access to high-speed Internet connections utilizing VoIP technologies provided by several third-party VoIP service providers.

Payphone Services

Overview

Our subsidiary, Davel, has been one of the largest independent payphone service providers in the United States. Davel operates in a single business segment within the telecommunications industry, and previously utilized subcontractors to operate, service, and maintain its system of payphones throughout the United States. On November 15, 2004, we completed our acquisition of 100 percent of the senior secured debt of Davel and received an assignment of the secured lenders’ shares of Davel common stock representing approximately 95.2 percent of Davel issued and outstanding common stock. We subsequently acquired the remaining 4.8 percent of the issued and outstanding Davel common stock in May 2005.

During fiscal 2008 Davel entered into a series of transactions to sell the majority of its pay telephones. See discussion above concerning the Sale of the Pay Telephones. As of March 31, 2008 Davel owned and operated a nominal number of pay telephones located in the State of Ohio. Davel does not intend to expand its existing pay telephone base. Davel’s installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third-party billed calls using the Company’s pre-selected operator services providers) and dial-around calls (utilizing a 1-800, 1010XXX or similar “toll free” dialing method to select a carrier other than the Company’s pre-selected carrier). The revenue generated by the pay telephones is no longer material to the operations of the Company. See “Item 3. Legal Proceedings” for the discussion of several matters that relate to Davel.

Payphone Services Business – Background.

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

Prior to the AT&T Divestiture, the LECs could refuse to provide payphone service to a business operator or, if service was installed, would typically pay no or relatively small commissions for the right to place a payphone on the business premises. Following the AT&T Divestiture and the FCC’s authorization of payphone competition, Independent Payphone Providers (“IPPs”) began to offer Location Owners higher commissions on coin calls made from the payphones in order to obtain the contractual right to install the equipment on the Location Owners’ premises. Initially, coin revenue was the only source of revenue for the payphone operators because they were unable to participate in revenues from non-coin calls. However, the operator service provider, or OSP, industry emerged and enabled the competitive payphone operators to compete more effectively with the regulated telephone companies by paying commissions to payphone owners for non-coin calls. For the first time, IPPs were able to receive non-coin call revenue from their payphones. With this incremental source of revenue from non-coin calls, IPPs were able to compete more vigorously on a financial basis with RBOCs and other LECs for site location agreements, as a complement to the improved customer service and more efficient operations provided by the IPPs.

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

Business Strategy

Davel owns and operates a nominal number of pay telephones located in the State of Ohio. The revenues generated by the pay telephones is no longer material to the Company; however, Davel is party to certain litigation pending against various long distance companies, that if successful, could result in a substantial recovery to the Company. See “Item 3. Legal Proceedings” for the discussion of several matters that relate to Davel. Davel intends to vigorously pursue such litigation.

Corporate Activities

Overview

Our Corporate business segment has historically served as the holding company for our three operating business segments: voice services, wireless networks, and Internet services. The corporate office primarily provides overall business management, accounting, financial reporting, and legal support to the business. In the past, executives have also provided contracted business consulting services to unaffiliated companies whereby the Company received compensation for the services.

For example, in June 2004, we entered into a Business Development Agreement with Solution Technology International, Inc., a Frederick, Maryland-based software company, or STI. The Company provided services to STI in exchange for a non-affiliate equity ownership interest in STI which was initially valued in the amount of $150,000.  We own shares of STI stock which were subsequently written down to a nominal amount in the current fiscal year.

In August 2004, we signed a Business Development Agreement with Texas Prototypes, Inc., an electronic prototype manufacturing company, to jointly pursue a working relationship covering a number of potential technology projects and business development initiatives. We received a non-affiliate equity ownership interest in Texas Prototypes as consideration for services under the agreement which we initially valued at $300,000. Texas Prototypes completed its process of becoming a publicly traded company following its reverse merger with Stock Market Solutions, Inc., and its shares of common stock began trading on the Over-the-Counter Bulletin Board under the symbol “TXPO.” In fiscal year 2008, the Company sold its shares and received proceeds of $361,503.

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

ProGames is in the business of providing online gamers with a new and unique offering of content, news, original games, social networking and special connectivity. Currently, it is devoting all of its resources to development of this business. ProGames utilizes corporate personnel and office space for which Mobilepro accrues a monthly management fee. To date, the revenues of ProGames have not been material.

In March 2007, the Company announced that it had signed a definitive merger agreement pursuant to which ProGames would be merged with and into Winning Edge International, Inc. Consummation of the transaction was subject to a number of closing conditions including the arrangement of financing that would have sustained the operations of the combined entity. Financing was not arranged. As a result, the merger agreement was terminated and the Company continues to fund the operating costs of ProGames.

Competition

The CLEC Business

The communications industry is highly competitive. The CLEC business competes primarily on the basis of the quality of our offerings, quality of our customer service, bundling (offering multiple services), price, availability, reliability, and variety. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. In particular, price competition in our sector has been intense and is not expected to decrease. Our competitors include, among others, various “competitive carriers” like us, as well as larger providers such as Verizon, AT&T, Sprint and Qwest. These larger providers have substantially greater infrastructure, financial, personnel, technical, marketing, and other resources, larger numbers of established customers and more prominent name recognition than CloseCall and AFN. We increasingly face competition in the local and long distance market from local carriers, resellers, cable companies, wireless carriers and satellite carriers, and may compete with electric utilities. We also increasingly face competition from businesses offering long distance data and voice services over the Internet such as Comcast, Vonage or Skype. These businesses could enjoy a significant cost advantage because, even though Congress is considering a bill to “level the playing field,” they currently do not pay carrier access charges.

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

Governmental Regulation

Voice Services

Competitive Local Exchange Carrier

Overview. The services provided by the CLEC business are subject to federal, state, and local regulation. Through our wholly owned subsidiaries, we hold numerous federal and state regulatory authorizations. The Federal Communications Commission, or FCC, exercises jurisdiction over telecommunications common carriers to the extent they provide, originate or terminate interstate or international communications. The FCC also establishes rules and has other authority over some issues related to local telephone competition. State regulatory commissions retain jurisdiction over telecommunications carriers to the extent they provide, originate, or terminate intrastate communications. Local governments may require us to obtain licenses, permits or franchises to use the public rights-of-way necessary to install and operate our networks.

Federal Regulation. AFN and CloseCall are classified as a non-dominant carrier by the FCC and, as a result, are subject to relatively limited regulation of its interstate and international services. Some general policies and rules of the FCC apply to AFN and CloseCall, including how we may use and how we must protect customers’ proprietary network information, and AFN and CloseCall are subject to some FCC reporting requirements, but the FCC does not review its billing rates, though AFN and CloseCall must comply with FCC rules regarding the disclosure of rates, terms and conditions and the content of our invoices. The FCC also has jurisdiction to adjudicate complaints regarding services provided by AFN and CloseCall. AFN and CloseCall are also required to pay various regulatory fees to support programs authorized by the FCC. AFN and CloseCall possess the operating authority required by the FCC to conduct its long distance business as it is currently conducted. As a non-dominant carrier, AFN and CloseCall may install and operate additional facilities for the transmission of domestic interstate communications without prior FCC authorization, except to the extent that radio licenses are required. The FCC does require prior approval for transfer of control and assets transfers.

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

Collectively, these requirements recognize that local telephone service competition is dependent upon cost-based and non-discriminatory interconnection with, and use of, some elements of incumbent carrier networks and facilities under specified circumstances. Failure to achieve and maintain such arrangements could have a material adverse impact on the ability of AFN and CloseCall to provide competitive local telephone services. Under the Telecommunications Act, incumbent carriers are required to negotiate in good faith with carriers requesting any or all of the foregoing arrangements.

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

Although CloseCall has an embedded base of UNE-P customers, it has begun to migrate its existing UNE-P customers to other provisioning arrangements where it has facilities and it is advantageous for it to do so. CloseCall also has a five-year “commercial agreement” in place with Verizon that locks in rates through 2010 and agreements in place with BellSouth, AT&T and Qwest.

TELRIC Pricing. The FCC has initiated a re-examination of its TELRIC pricing methodology for network elements. The FCC has proposed a number of changes to these pricing rules that, if promulgated in their current form, could be unfavorable to the CLEC business. Legislation has been proposed in Congress in the past and may be proposed in the future that would further restrict the access of competitive carriers to incumbent carriers’ network elements. Future restrictions on, or reductions in, the network elements available to AFN and CloseCall, or any increase in the cost to them of such network elements, could have a material adverse effect on the CLEC business.

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

The FCC has sought comment on a number of other regulatory proposals that could affect the speed and manner in which high-speed broadband local services are deployed, including whether broadband services should be subject to network neutrality rules and open access. Network neutrality generally refers to principles allowing access by consumers to their choice of Internet content, connection of equipment and applications without unreasonable restrictions by broadband providers. Open access generally requires that a broadband operator permit unaffiliated entities to provide Internet service over the operator’s broadband facilities. We cannot predict the outcome of these proposals at the FCC or in the courts or the effect they will have on the CLEC business and the industry.

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

The FCC thus far has issued a series of rulings in connection with the regulatory treatment of Voice over Internet Protocol (“VoIP”), but those rulings have been narrowly tailored. In one case, the FCC held that a computer-to-computer VoIP application provided by Pulver.com is an unregulated information service, in part because it does not include a transmission component, offers computing capabilities, and is free to its users. In another case, the FCC reached a different conclusion, holding that AT&T’s use of VoIP within its network to transmit the long-haul portion of certain calls constitutes a telecommunications service, thus subjecting it to regulation, because the calls use ordinary customer premises equipment with no enhanced functionality, originate and terminate on the public switched telephone network, and undergo no net protocol conversion and provide no enhanced functionality to end users. In a third case, which involved the VoIP application of Vonage, the FCC preempted the authority of the State of Minnesota (and presumably all other states) and ruled that Vonage’s VoIP application, and others like it, is an interstate service subject only to federal regulation, thus preempting the authority of the Minnesota commission to require Vonage to obtain state certification. On March 21, 2007, this decision was upheld by the United States Court of Appeals for the Eighth Circuit. The FCC, however, refused to rule in the Vonage case whether Vonage’s VoIP application is a telecommunications service or an information service, thus leaving open the question of the extent to which the service will be regulated.

In 2004, the FCC initiated a more generic proceeding to address the many regulatory issues raised by the development and growth of VoIP services, including the extent to which VoIP will be regulated at the federal level, and has expressly reserved the right to reconsider its declaratory rulings in the generic proceeding. As a result of this proceeding, the FCC has imposed a number of requirements on what it calls ‘interconnected VoIP services,” which the FCC defines as a service that enables real-time, two way voice communications; requires a broadband connection from the user’s location; requires Internet Protocol compatible customer premises equipment and permits users generally to receive calls that originate and terminate on the public switched telephone network. These include requiring interconnected VoIP service providers to comply with the CALEA which requires that companies must construct their networks to facilitate law enforcement access for lawful surveillance of the service provider’s customers; requiring interconnected VoIP service providers to contribute to the Universal Service Fund; requiring interconnected VoIP service providers to offer E-911 to their subscribers; requiring interconnected VoIP service providers and equipment manufacturers to comply with rules facilitating access to VoIP services by the disabled, including the opportunity to access Telecommunications Relay Services for the Deaf; and, requiring interconnected VoIP service providers to comply with Commission rules concerning the use and protection of customer proprietary network information. The FCC continues to consider questions regarding the applicability of access charges to VoIP. Additional federal and state rulings in connection with VoIP will likely have a significant impact on us, our competitors and the communications industry.

Congress also has considered in the past, and may consider in the future, legislation addressing Voice over Internet Protocol. We cannot at this time predict if or when such legislation will be enacted, or its effect on our CLEC business and the industry.

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

Federal Excise Tax Changes. IRS Notice 2006-50 instructs companies collecting the Federal Excise Tax to "cease collecting and paying over tax under §4251 of the Internal Revenue Code on nontaxable service billed after July 31, 2006". Several recent rulings have held that "service for which there is a toll charge that varies with elapsed transmission time and not distance (time-only service) is not taxable toll telephone service." On August 1, 2006 the Company was no longer responsible for collecting and remitting the Federal Excise Tax. Regarding bundled services, the CLEC is expected to “reasonably identify” the local services portion or else the whole bundled billing is considered FET taxable.

State Regulation. AFN and CloseCall are subject to various state laws and regulations. Most state public utility commissions require providers such as AFN and CloseCall to obtain authority from the commission before initiating service in the state and the filing of tariffs that detail the rates, terms and conditions for our services. The CLEC business is subject to various reporting and record-keeping requirements. The CLEC business is generally required to pay fees and assessments related to our provision of telecommunications service in the state. In addition, some states are ordering the detariffing of services, which may impede AFN and CloseCall’s reliance on the filed rate doctrine and increase our costs of doing business.

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

States also regulate the intrastate carrier access services of the incumbent carriers. AFN and CloseCall are required to pay access charges to the incumbent carriers when they originate or terminate our intrastate long distance traffic. The CLEC business could be harmed by high access charges, particularly to the extent that the incumbent carriers do not incur the same level of costs with respect to their own intrastate long distance services or to the extent that the incumbent carriers are able to offer their long distance affiliates better access pricing or volume pricing to larger carriers. Some states also regulate the intrastate access charges of competitive carriers. Some states have also developed intrastate universal service charges parallel to the interstate charges created by the FCC. Another issue is the use by some incumbent carriers, with the approval of the applicable public utility commissions, of extended local area calling that converts otherwise competitive intrastate toll service to local service. Our business could be harmed by these developments.

The CLEC business will also be affected by how states regulate the retail prices of the incumbent carriers with which we compete. We believe that, as the degree of intrastate competition increases, the states will offer the incumbent carriers increasing pricing flexibility and deregulation of particular services deemed to be competitive. This flexibility and deregulation may present the incumbent carriers with an opportunity to subsidize services that compete with services provided by the CLEC business with revenues generated from their non-competitive services, thereby allowing incumbent carriers to offer competitive services at prices lower than most or all of their competitors.

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

Payphone Service Providers

Although Davel has sold a majority of its payphones, regulations regarding Payphone Service Providers still apply to Davel. In addition, Davel continues to pursue a number of claims against third parties which, if successful, could provide significant recoveries applicable to the operations of Davel in prior years. Regulations relating to Payphone Service Providers provide a basis for certain litigation and claims currently being pursued by Davel. See Item 3. –“Legal Proceedings”.

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

For the fiscal year ended March 31, 2005, Davel received $420,366 of receipts from carriers under the Interim Order that has been reported as revenues in the consolidated statements of operations. In accordance with Davel’s accounting policy on regulated rate actions, revenue from dial-around compensation pursuant to the Interim Order was recognized as revenue in March 2005, the period such revenue was received. Although Davel is entitled to receive a substantial amount of additional dial-around compensation pursuant to the Interim Order, such amounts, subject to certain limitations, were assigned to Davel’s former secured lenders in exchange for a reduction in Davel’s secured debt prior to the acquisition of such debt by Mobilepro (see the discussion of the Gammino lawsuit in Item 3. “Legal Proceedings”).

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

Employees

As of March 31, 2008 we employed 84 full-time employees. We have no collective bargaining agreements with our employees. The breakout of full-time employees is as follows:

Finance, accounting legal and administration	4 employees
CLEC Operations Held For Sale	80 employees

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

Failure to Consummate a Restructuring of our Debt with YA Global Could Cause a Material Adverse Effect

We are currently negotiating an extension of the maturity date and payment terms to our existing debt owed to YA Global. Although we are in negotiations with YA Global, if we are unable to successfully conclude such negotiations and document an agreement, YA Global could declare the debt to be in default and demand immediate payment of all outstanding principal and interest. In addition, interest would accrue at the default rate of 24% per annum. The Company would not have sufficient cash available to satisfy the YA Global obligations and YA Global could potentially foreclose on the Company’s assets. In such event, the Company may be forced to seek protection under the applicable bankruptcy laws and would likely be unable to continue as a going concern.

The Sale of Portions of Our Business May Not Be Concluded and We May Not Have Sufficient Cash to Continue Operations

We have forecasted our operating cash requirements through the end of fiscal year 2009 based on several important assumptions. We have assumed that Gobility will succeed in selling some or all of its assets, thus enabling Kite Networks to satisfy some or all of its liabilities including the capital equipment leases or that the wireless networks can be sold by Gobility to a party or parties that are capable of paying these obligations or otherwise renegotiating the terms of the leases in a satisfactory manner. A sale of the wireless networks further assumes that in addition to finding a willing and able buyer, Gobility can also negotiate an assignment or other transfer of the existing lease obligations with the various leasing companies, as well as obtaining approval of the various municipalities in which the wireless networks are deployed. The Company understands that negotiations between potential buyers, Gobility and the various leasing companies have to date been difficult and lacking in reasonable cooperation. As a result, despite the interest of potential buyers, it may be difficult or impossible to negotiate a reasonable settlement with certain leasing companies. The lack of reasonable cooperation by the leasing companies could cause a potential buyer to choose not to purchase the Gobility assets and have a material adverse effect on the Company and its ability to continue as a going concern.

If Gobility is unsuccessful in facilitating a sale of some or all of its assets, the Company will be unable to permanently eliminate the cash requirements represented by the wireless network business as planned, the Company will not have sufficient cash to sustain operations without the completion of the Wireline Business sale or without raising additional capital.

On June 30, 2007, we executed an agreement to sell the Wireline Businesses (including CloseCall, AFN and the Internet service provider companies) to USA. We had assumed that the sale of CloseCall and AFN would occur in accordance with the terms of the Purchase Agreement. However, on January 14, 2008 we received notice from USA, which purports to terminate the Purchase Agreement. In the event that the Company is unsuccessful in closing the Purchase Agreement with USA, or otherwise selling the businesses to an alternative buyer or raising new capital, the Company will not have sufficient cash to satisfy the cash requirements represented by the wireless network businesses, our corporate overhead and our debt obligations and we could therefore suffer a material adverse effect to our business.

Included in its audit report on our consolidated financial statements included for the fiscal year ended March 31, 2008, our independent registered public accounting firm included a paragraph describing that there is substantial doubt about the Company’s ability to continue as a going concern.

The Failure of Gobility to Sell Assets May Result in Our Payment of Transferred Liabilities and May Cause a Material Adverse Effect to our Business

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

Mobilepro remains a co-obligor on certain capital leases transferred to Gobility. The total principal balance of these leases was approximately $3,569,518 at March 31, 2008. Monthly payments on these capital leases total approximately $175,000 and they are more than eight months in arrears. In addition, Mobilepro was a co-purchaser of certain wireless network equipment obtained by Kite Networks. The amount originally owed to the supplier of this equipment for the purchase of this equipment was $1,591,978. The Company entered into a forebearance agreement with the equipment vendor and agreed to pay the equipment obligation over time, with interest at the prime rate. In the event certain assets are sold by Gobility, the proceeds of such asset sale will be used to satisfy all or a portion of the equipment obligation.

On March 10, 2008 Gobility sold the assets of the wireless network in Longmont, Colorado and the Company received the proceeds in the form of promissory notes from the purchaser totaling $1,800,000. Although Gobility has represented to us that it continues to pursue the sale of its remaining wireless network assets, we understand that Gobility has not yet closed on the sale of the additional wireless networks and that it has defaulted in making scheduled lease payments. If Gobility fails to consummate the sale of its remaining wireless network assets and make the required payments on the liabilities described above, it is likely that the creditors described above will demand payment of the past due amounts from Mobilepro. As a result of Gobility’s failure to satisfy the monthly lease obligations, one leasing company has commenced legal action against Mobilepro (see Item 3. –“Legal Proceedings”). Other leasing companies may also elect to commence legal action and may elect to accelerate the payment date for the balance of the remaining monthly payments. In such event, Mobilepro would not have sufficient cash to satisfy the obligations to the leasing companies. Further, if we were unsuccessful in defending lawsuits from the leasing companies and were required to satisfy the obligations to the leasing companies, the Company may not be able to meet its principal and interest payment obligations on the convertible debentures and YA Global could potentially foreclose on the assets of the Company.

Failure to Complete the Sale of the CLEC Business Will Result in Our Inability to Retire the YA Global Debentures

On June 30, 2007, we executed an agreement to sell the Wireline Businesses (including CloseCall, AFN and the Internet service provider companies) to USA. Pursuant to the USA Purchase Agreement, we closed the sale of the Internet service provider companies to USA on July 18, 2007 and received cash proceeds of $2,500,000, a promissory note for $2,000,000 and preferred stock convertible into 7.5% of the fully diluted shares of USA’s common stock initially valued at $5.8 million. Simultaneously, we used $2,000,000 of this cash to pay down principal and accrued interest owed to YA Global under the debentures. The balance of the promissory note is $1,000,000 and was scheduled to be paid by USA on or before March 31, 2008. To date, USA has not paid the remaining principal balance of $1,000,000 nor the accrued interest due on the promissory note.

Upon the close and pursuant to the terms of the USA Purchase Agreement, the Company was scheduled to receive additional cash proceeds of $18.4 million, including payment of the balance of the promissory note. The cash proceeds from the sale of the CLEC Business were expected to be utilized to retire the YA Global debentures plus accrued interest.  However, on January 14, 2008 we received notice from USA which purports to terminate the Purchase Agreement but provides that USA remains interested in discussing the terms upon which it would purchase CloseCall and AFN. USA was unable to complete the purchase of the CLEC Business on terms acceptable to the Company and, as a result of this default, the Company subsequently terminated the purchase agreement. In the event that the Company is unsuccessful in selling the businesses to an alternative buyer and if the Company is unable to obtain an extension in the payments due under the YA Global debt, the Company may not have the ability to continue as a going concern.

We Have Lost Money Historically Which Means That We May Not Be Able to Continue Operations

The Company has historically lost money. The Company’s accumulated deficit at March 31, 2008 was $95,632,847. In the years ended March 31, 2008, 2007 and 2006, the Company sustained net losses of $18,361,602, $45,898,288 and $10,176,407, respectively. Over this three-year period, most of the acquired businesses of Mobilepro have experienced declining revenues. Although restructuring measures have reduced other operating expenses, the Company had been unable to reduce the corresponding costs of services. In addition, the Company has funded the start-up and operations of the municipal wireless networks and online gaming businesses without these companies achieving expected revenues and continues to fund the Company’s corporate overhead. As a result, the amount of cash used in operations during the fiscal year ended March 31, 2008 was $3,558,996. Future losses are likely to occur. Accordingly, the Company will continue to experience liquidity and cash flow problems if it is unable to improve its operating performance, to sell assets for cash including the CLEC Business, or to raise additional capital as needed and on acceptable terms.

We Do Not Have Enough Shares and Registered Shares to Cover the Conversion of the Debentures into Our Common Stock

To date, YA Global has been a significant source of capital for the Company, providing financing in several forms. Most recently, the Company has borrowed funds under a series of convertible debentures. The total principal amount owed to YA Global under the debentures at March 31, 2008 was $13,168,944. Using shares of its common stock registered on Form S-3 in November 2006, the Company made principal and interest payments on the debentures that totaled $4,880,481 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of shares registered for YA Global’s benefit related to the debentures has been exhausted. In addition, the Company is delinquent with respect to the principal and interest payments due on the convertible debentures. Although the Company is negotiating an extension in the payment terms and maturity date, the Company does not currently have sufficient registered shares available to permit the conversion of the past due principal and interest balance relating to the YA Global debt.

In order to issue a sufficient number of shares to permit the unpaid balance of the debentures to be converted into common stock, assuming sufficient market capitalization, the Company would need to obtain authorization from its shareholders to increase the number of authorized shares of common stock. The Company cannot guarantee that any such proposal will be approved by the shareholders. Furthermore, since the supply of registered shares has been exhausted any newly authorized shares issued in connection with the conversion of all or part of the principal balance of the convertible debentures would require registration by the Company under the Securities Act of 1933 (the “Securities Act”). Because of the decline in the total market value of the outstanding shares of our common stock, we are not now eligible to use Form S-3 in order to register such shares. As a result, we may be required to use a more extensive and time-consuming process in order to register additional shares of our common stock in the future.

Absent new capital, a sale of the CLEC Business on acceptable terms or other significant event, the Company may not have the ability to continue as a going concern without a significant restructuring of the YA Global debentures.

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

In November 2006, we filed a registration statement on Form S-3 covering the resale by selling stockholders of up to 404,474,901 shares of common stock that was declared effective by the SEC. To date, we have issued 175,779,290 shares of our common stock to YA Global that were covered by the registration statement. The remaining number of shares registered in this offering represents approximately 29.5% of the total number of shares of common stock outstanding at March 31, 2008. In the event that the selling stockholders dispose of some or all of the remaining shares of common stock covered by this registration statement, such sales may cause our stock price to decline.

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

Legal Actions May Be Required by Us in order to Enforce Certain Legal Rights

The telecommunications industry includes hundreds of companies, many with substantially greater infrastructure, financial, personnel, technical, marketing, and other resources, and larger numbers of established customers and more prominent name recognition than us. We transact business with certain of these companies. In addition, certain of our businesses operate in areas of the industry that are subject to federal and/or state regulations. As a result, in order to enforce rights under negotiated contracts with transaction partners or to obtain the benefits of certain government regulations, we may be forced to initiate or to participate in legal action. For example, as discussed in the “Legal Proceedings” section of this report, Davel is engaged in a lengthy and expensive legal process relating to the nonpayment of dial-around compensation by large, long distance carriers. Using their greater resources, defendants have taken and may in the future continue to take actions that stretch the duration of litigation and substantially delay our receipt of the benefits of favorable legal decisions.

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

The Federal and State Regulations under Which We Operate Could Change, Resulting in Harm to Our Business

The enactment of the Telecommunications Act of 1996 significantly altered the regulatory landscape in which our businesses operate. In addition, state regulators maintain jurisdiction over certain of our services. We cannot predict whether future FCC or state regulatory decisions may adversely affect our ability to operate certain of our businesses or impact our profitability.

Although the Telecommunications Act of 1996, as implemented by the FCC, addressed certain historical inequities in the payphone marketplace, uncertainties relating to the impact and timing of the implementation of this framework still exist. The uncertainty with the greatest potential financial impact relates to revenue from and collectibility of access code calls and toll-free dialed calls, or dial around compensation. Dial around compensation has previously accounted for a material percentage of our revenues. Historically, many parties legally obligated by the FCC to pay dial around compensation have nevertheless failed to do so. We believe that such failures exist today. While we believe that we would have the right to sue in order to collect amounts owed, such efforts may consume management time and attention and our cash, and there can be no assurance that such efforts would result in the collection of any additional amounts. Consequently, such illegal nonpayment activities may adversely affect our cash flows, receivable collectibility, and future business profitability.

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

CloseCall occupies approximately 14,000 square feet of leased office space in Stevensville, Maryland, that includes management, finance, sales, and a customer support call center under a lease with a term that has been extended by written amendment to February 28, 2011.

AFN occupies approximately 3,600 square feet of leased office space in Overland Park, Kansas that includes management, finance, sales, and operations. The term of the lease, as amended, expires on July 31, 2014.

Davel occupies approximately 350 square feet of leased office space in Independence, Ohio; the lease term expires on November 30, 2008. Approximately 4,000 square feet of storage space is also rented in Cleveland on a month-to-month basis.

Item 3. Legal Proceedings

In addition to certain other litigation arising in the normal course of its business that we believe will not materially affect our financial position or operating results, we were involved with the following legal proceedings during the fiscal year ended March 31, 2008.

1)
At the time that we acquired Davel, there was existing litigation brought against Davel and other defendants regarding a claim associated with certain alleged patent infringement. Davel has been named as a defendant in a civil action captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., C.A. No. 04-4303 filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls. The plaintiff is seeking monetary relief of at least $7,500,000. Davel does not believe that the allegations set forth in the complaint are valid, and accordingly, Davel filed a Motion for Summary Judgment with the United States District Court. On October 4, 2007 the United States District Court granted Davel’s Motion for Summary Judgment and the Court entered final judgment dismissing Plaintiff John R. Gammino’s claims for patent infringement. On November 1, 2007, Plaintiff filed his Notice of Appeal commencing an action in the United States Court of Appeal for the Federal District. In response, Davel filed its appellate brief on February 26, 2008. The oral arguments have been scheduled for July 9, 2008. In a similar action filed by the plaintiff in the United States District Court of Texas against Southwestern Bell Telephone, L.P. and SWBT Texas, LLC, the Court recently granted the defendants’ Motion for Summary Judgment and dismissed the case with prejudice based upon that Court’s finding that the Gammino Patents were invalid. In response, John R. Gammino filed a Motion for Reconsideration and Rehearing with the United States District Court of Texas, which was subsequently denied.

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

2)
On August 6, 2006, we were served with a summons and complaint filed in the Superior Court of the State of Arizona in Maricopa County in the matter captioned Michael V. Nasco, et. al. vs. MobilePro Corp., et. al. which makes claims arising out of the acquisition by the Company of Transcordia, LLC. The plaintiff alleges breach of contract, fraud, relief rescission, failure to pay wages and unjust enrichment and seeks damages in excess of $3 million. On or about November 7, 2006, we filed a motion to dismiss arguing lack of standing and corporate existence. The motion to dismiss was subsequently denied by the Court. On or about February 6, 2008 the parties entered into a Confidential Settlement Agreement and Mutual General Release, which ends the pending litigation between the parties.

3)
On April 17, 2007, the Supreme Court of the United States issued an opinion in the case captioned Global Crossing Telecommunications, Inc. v. Metrophones Telecommunications, Inc. on Certiorari from the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit" and the "Metrophones Case"), No. 05-705, in which it upheld the Ninth Circuit's decision that independent payphone providers have a private right of action to pursue recovery in federal court from telecommunication carriers who fail to pay dial around compensation. The ruling in the Metrophones Case impacts litigation that has been pending in federal district court against AT&T Corporation, Sprint Communications Company, LP and Qwest Communications, Inc. (the "Defendants") for non-payment of dial around compensation (the “District Court Litigation”). Davel Communications, Inc. and certain of Davel's subsidiaries (collectively, the "Davel Entities") are directly or indirectly plaintiffs in the District Court Litigation. Following the Supreme Court ruling in the Metrophones Case, AT&T Corporation and Sprint Communications Company, L.P. filed with the United States Supreme Court a Petition for a Writ of Certiorari No. 07-552 seeking review of the ruling of the United States Court of Appeals for the District of Columbia Circuit that the plaintiffs had standing in the District Court Litigation. On January 4, 2008 the United States Supreme Court granted the Petition for a Writ of Certiorari. The parties filed their respective briefs during the first calendar quarter of 2008, with the United States Supreme Court hearing oral arguments on April 21, 2008. On June 23, 2008, the United Stated Supreme Court issued a ruling affirming the decision of the United States Court of Appeals. The recent ruling by the United States Supreme Court is expected to permit the District Court Litigation to move forward.Although the District Court Litigation has been pending since 1999, the litigation remains in its preliminary phases. As a result, we cannot predict the likelihood of success on the merits, the costs associated with the pursuit of the claims, the timing of any recovery or the amount of recovery, if any. However, the industry representing a group of independent payphone providers, including the Davel Entities, has recently prevailed in a similar Federal Communications Commission administrative proceeding against another carrier for non-payment of dial-around compensation using a similar methodology which was accepted and pursuant to which the Federal Communications Commission assessed pre-judgment interest (the "Similar Litigation"). The Similar Litigation is being appealed to the U.S. Court of Appeals for the District of Columbia. Based upon our methodology in the Similar Litigation, we estimate that the amount in controversy for the Davel Entities against the Defendants extends well into the eight figures, but any recovery is conditioned on, among other things (i) prevailing on the merits at trial; (ii) having the Davel Entities' damages model and other claims approved in whole or in large part; and (iii) prevailing on any appeals that the Defendants may make. As evidenced by the eight years that this litigation has been in process, the Defendants have shown an interest in stretching the duration of the litigation and have the means to do so. Although the Davel Entities could ultimately benefit (in an absolute sense, although not necessarily on a present value basis) from this delay in the event that pre-and/or post-judgment interest (awarded at 11.25% per annum in the Similar Litigation) is assessed against the Defendants and the potential award of attorneys' fees and/or other remedies (in addition to compensatory damages) if the Davel Entities prevail, such delay will result in a deferral of the receipt of any cash to the Davel Entities.

4)
Under the authority granted by the Management Agreement to USA, CloseCall America filed a complaint in the Circuit Court for Howard County, Maryland, against Skyrocket Communications, Inc. (“Skyrocket”) Case No. 13-C-07-70296 for breach of contract and unjust enrichment. CloseCall’s claim arose from an unpaid credit owing to CloseCall in the amount of $23,913.53, owed under a terminated technical support services agreement. In response thereto, Skyrocket filed a counter-claim alleging breach of contract and asserting damages in the amount of $1.5 million. In January 2008 Skyrocket filed an amended counter-complaint asserting an additional claim for intentional misrepresentation, seeking $5 million in actual damages and $5 million in punitive damages. We believe that CloseCall has meritorious defenses to the alleged claims and we intend to vigorously defend CloseCall in this matter. We further believe the amended counter-claims are without merit, inappropriately pleaded and amount to an abuse of process. After the close of the discovery phase, we expect CloseCall to file a motion for summary judgment. Notwithstanding the foregoing, in the event that CloseCall is required to litigate the matter and its defenses were not successful, we believe that any potential exposure related to the claims alleged against CloseCall are not likely to be material.

5)
On or about March 15, 2008 we were served with a summons and complaint in the Superior Court of New Jersey in Bergen County captioned Harborside Investments III LLC vs. MobilePro Corp.and Neoreach, Inc. The plaintiff alleges claims of breach of agreement and unjust enrichment arising out of an equipment lease agreement for wireless equipment and seeks damages in the amount of $976,360.98. On or about April 28, 2008 the Company filed its answer, separate defenses and third party complaint against JTA Leasing Co., LLC. Although we believe MobilePro has meritorious defenses to the alleged claims and we intend to vigorously defend ourselves in this matter we cannot predict the likelihood of success in this matter. The Company has recorded the liability for the estimated principal balance relating to this capital lease obligation and the related accrued interest which is included in liabilities of companies held for sale in the consolidated balance sheets at March 31, 2008.

6)
On March 4, 2008 the Company filed a complaint in the Circuit Court of Madison County, Mississippi against Telava Networks, Inc. d/b/a Telava Wireless/Network, Inc. (“Telava”) asserting claims against Telava for breach of contract and tortuous breach of contract in connection with a June 2007 purchase agreement pursuant to which Telava agreed to purchase MobilePro’s interests in Kite Networks and the rest of our wireless business. The Company seeks recovery of all available damages including, but not limited to, actual, consequential general, expectancy and punitive damages. Telava filed a motion to remove the case to the United States District Court for the Southern District of Mississippi, Jackson Division after which it filed an answer denying the substantive claims made by MobilePro and asserting certain affirmative defenses to the claims. The litigation is in its preliminary stages. Although MobilePro intends to vigorously pursue Telava for the claims asserted, we cannot predict the likelihood of our success on the merits, the costs associated with the pursuit of the claims, or the timing of any recovery, if any, although our attorney’s fees are limited by the contingency arrangement we entered into with counsel representing us in this matter.

7)	Other Ongoing and Threatened Litigation

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “MOBL.” The following table sets forth the high and low closing prices for the common stock for each calendar quarter since April 1, 2005, as reported by the National Quotation Bureau.

	Price Per Share
	High	Low
2005
April 1, 2005 - June 30, 2005	$0.3800	$0.1500
July 1, 2005 - September 30, 2005	$0.3600	$0.2400
October 1, 2005 - December 31, 2005	$0.2600	$0.1700
2006
January 1, 2006 - March 31, 2006	$0.3000	$0.1800
April 1, 2006 - June 30, 2006	$0.2600	$0.1710
July 1, 2006 - September 30, 2006	$0.1990	$0.1050
October 1, 2006 – December 31, 2006	$0.1490	$0.0650
2007
January 1, 2007 - March 31, 2007	$0.0760	$0.0302
April 1, 2006 - June 30, 2007	$0.0430	$0.0161
July 1, 2007 – September 30, 2007	$0.0380	$0.0070
October 1, 2007 – December 31, 2007	$0.0089	$0.0019
2008
January 1, 2008 – March 31, 2008	$0.0050	$0.0020
April 1,2008 – June 6, 2008	$0.0030	$0.0012

Stockholders

As of March 31, 2008, there were approximately 741 registered holders of record of our common stock. We believe that a substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions. Including such holders, we believe that there may be more than 10,000 holders of our common stock as of March 31, 2008.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the ongoing operations and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

Incorporated by reference to the Company’s 2008 Definitive Proxy Statement on Schedule 14A.

Mobilepro Non-Plan Option and Warrant Grants

Incorporated by reference to the Company’s 2008 Definitive Proxy Statement on Schedule 14A.

Stock Price Performance Graph

Recent Sales of Unregistered Securities

In the period November 27, 2006 through May 10, 2007, the Company issued a total of 55,089,635 unregistered shares of its common stock to YA Global in satisfaction of its obligation under the Amended Debenture to make weekly installment principal payments plus interest in the total amount of $3,252,649.

In the period January 11, 2007 through May 10, 2007, the Company issued a total of 120,689,655 unregistered shares of its common stock to YA Global in satisfaction of its obligation under the Secured Debenture to make weekly installment principal payments plus interest in the total amount of $3,595,740.

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

On May 26, 2007, the Board of Directors approved the issuance of up to 36,850,000 shares of common stock as follows: a warrant for up to 20,000,000 shares of common stock to Jay O. Wright, Chairman of the Board and Chief Executive Officer, a warrant to each of Douglas Bethell, President of the CloseCall and AFN, and Tammy L. Martin, Chief Administrative Officer and General Counsel, for 4,000,000 shares of common stock, a warrant for up to 1,750,000 shares of common stock to Donald Paliwoda, the Company’s Chief Accounting Officer, 1,500,000 shares of common stock to its independent director, Donald Sledge, and warrants totaling 5,600,000 to nine non-executive employees of the Company. The exercise price for each warrant is $0.0016 per share.

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

Item 6. Selected Financial Data

The following information as of March 31, 2008 and 2007 and for the fiscal years ended March 31, 2008, 2007 and 2006 was taken from the audited financial statements appearing elsewhere in this annual report. The information as of March 31, 2005 and 2004 and for the fiscal years ended March 31, 2005 and 2004 was taken from the audited financial statements included in annual reports previously filed with the SEC. This information should be read in conjunction with such financial statements and the notes thereto.

	Fiscal Years Ended March 31
	2008	2007	2006	2005	2004
Statement of Operations Data (1)(2):

Revenues	$10,562,473	$30,028,219	$40,305,697	$18,187,621	$-
Operating Costs and Expenses (3)(6)	16,703,747	41,300,729	41,906,683	18,392,587	1,055,100

Operating Income/(Loss)	(6,141,274)	(11,272,510)	(1,600,986)	(204,966)	(1,055,100)
Interest and Other Expense, net	(4,229,431)	(2,507,981)	(2,827,566)	(1,402,839)	-
Loss on Extinguishment of Debt	-	(409,601)	-	-	-
Minority Interests	-	-	71,037	-	-
Loss from Continuing Operations	(10,370,705)	(14,190,092)	(4,357,515)	(1,607,805)	(1,055,100)
Loss from Discontinued Operations (4)	(7,990,897)	(31,708,196)	(5,818,892)	(3,751,917)	(1,102,744)

Net Loss	$(18,361,602)	$(45,898,288)	$(10,176,407)	$(5,359,722)	$(2,157,844)

Net Income/(Loss) per Common Share, Basic and Diluted
Continuing Operations	$(0.0134)	$(0.0235)	$(0.0106)	$(0.0055)	$(0.0094)
Discontinued Operations	(0.0104)	(0.0525)	(0.0142)	(0.0130)	(0.0099)
Net Loss per Common Share	$(0.0238)	$(0.0760)	$(0.0248)	$(0.0185)	$(0.0193)

	March 31 2008	March 31 2007	March 31 2006	March 31 2005	March 31 2004
Balance Sheet Data:

Assets
Cash and Cash Equivalents	$1,011,396	$1,993,781	$4,055,948	$3,946,732	$1,877,377
Other Current Assets	1,976,518	4,316,443	5,684,754	8,379,229	-
Assets of Companies Held for Sale (5)	28,021,141	52,316,429	69,864,482	43,784,996	1,458,895
Total Non-Current Assets	2,381,898	10,682,268	14,385,869	16,711,974	21,901

Total Assets	$33,390,953	$69,308,921	$93,991,053	$72,822,931	$3,358,173

Liabilities and Stockholders’ Equity

Current Portion of Debentures and Note Payables	$115,000	$15,101,081	$8,100,000	$24,500,000	$1,800,000
Other Current Liabilities	3,777,037	9,157,629	9,635,964	14,160,806	716,746
Liabilities of Companies Held for Sale	9,663,144	20,199,192	13,430,639	11,207,472	555,108
Long-term Debt, less current portion	13,138,736	2,892,751	9,995,243	-	-

Total Liabilities	26,693,917	47,350,653	41,161,846	49,868,278	3,071,854
Minority Interests	-	-	-	600,000	-
Total Stockholders’ Equity	6,697,036	21,958,268	52,829,207	22,354,653	286,319

Total Liabilities and Stockholders’ Equity	$33,390,953	$69,308,921	$93,991,053	$72,822,931	$3,358,173

(1) Includes the results of operations of acquired companies following their respective dates of acquisition (see Note 1 to the accompanying Consolidated Financials Statements).

(2) Reclassifications have been made for presentation of discontinued operations.

(3) Includes asset impairment charges from continuing operations of $1,573,795 in the fiscal year ended March 31, 2007. No additional charges were recorded in the fiscal years ended March 31, 2008, 2006, 2006 or 2005.

(4) Includes asset impairment charges from discontinued operations of $25,702,192 and $4,446,544 in the fiscal years ended March 31, 2007 and 2006. No additional charges were recorded in the fiscal years ended March 31, 2008, 2005 or 2004.

(5) Includes goodwill, net of impairment charges, of $20,531,278, $29,547,074, $47,788,167, $32,579,099 and $1,112,695 at March 31, 2008, 2007, 2006, and 2005 and 2004, respectively.

(6) Includes compensation expense related to the adoption of FAS 123R of $843,962 and $1,623,714 in the fiscal years ended March 31, 2008 and 2007, respectively.

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

The following is a discussion and analysis of 1) our results of operations for the fiscal years ended March 31, 2008, 2007 and 2006, 2) our financial position at March 31, 2008, and 3) the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

Overview

MobilePro Corp., incorporated under the laws of the State of Delaware in July 2000, is a holding company with subsidiaries in the pay telephone and online gaming industries and an affiliate in the software industry. Although classified as discontinued operations, we still own an integrated telecommunications business. We previously owned broadband wireless, telecommunications and integrated data communications services companies which delivered a comprehensive suite of voice and data communications services, including local exchange, long distance, enhanced data, Internet, cellular, and wireless broadband services to end user customers. We previously operated in three industry segments - voice services, Internet services and wireless networks. Together with its consolidated subsidiaries, Mobilepro Corp. is hereinafter referred to as “Mobilepro” or the “Company”.

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

On June 30, 2007, the Company entered into a Purchase Agreement (the “USA Agreement”) with United Systems Access, Inc. (“USA”), pursuant to which USA agreed to acquire all of the outstanding shares of CloseCall and AFN (the Company’s “CLEC Business”, which was previously included in the voice services business segment) and all of the outstanding shares of DFW and InReach (together these companies have comprised the Company’s Internet services provider business segment, or “ISP Business”). The sale of the ISP Business was completed on July 18, 2007. The sale of the CLEC Business was subject to the receipt of verification of certain regulatory approvals, which was originally expected to be obtained by the end of calendar year 2007. On January 14, 2008, the Company received notice from USA purporting to terminate the USA Agreement with respect to the sale of the CLEC Business, but provided that USA remained interested in discussing terms upon which it would purchase the CLEC Business (see “Sale of ISP and CLEC Business to USA” below). USA was unable to complete the purchase on terms acceptable to the Company and, as a result of this default, the Company subsequently terminated the sale of its CLEC Business to USA.

On July 8, 2007, the Company entered into a Purchase Agreement (the “Gobility Agreement”) with Gobility, Inc. (“Gobility”), pursuant to which Gobility acquired all of the outstanding shares of NeoReach and Kite Networks, and all of the outstanding membership interests in Kite Broadband (together these companies have comprised the Company’s wireless networks business segment, or “Wireless Networks”). As further discussed below, Gobility is in default with respect to its obligation to obtain funding and to pay amounts due under certain equipment obligations and leases for which the Company is a co-obligor. The Company is currently cooperating with Gobility in its efforts to sell the assets of Kite Networks in order to pay off these obligations (see “Sale of Wireless Networks Business to Gobility” below).

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

As a result, our business has historically lost money. The Company’s accumulated deficit at March 31, 2008 was $95,632,847. In the fiscal years ended March 31, 2008, 2007 and 2006, we sustained net losses of $18,361,602, $45,898,288 and $10,176,407, respectively. In addition, the amounts of cash used in operations during the fiscal years ended March 31, 2008, 2007 and 2006 were $3,558,996, $6,558,708 and $2,858,889, respectively. Accordingly, we are likely to continue to experience liquidity and cash flow problems if we are unable to complete the planned sale of the CLEC Business to a new buyer, improve the Company’s operating performance, or raise additional capital as needed and on acceptable terms.

To date, YA Global Investments, L.P. (“YA Global”, f/k/a Cornell Capital Partners, L.P.) has been a significant source of capital for us, providing financing in several forms. During fiscal 2007, we borrowed funds under a series of convertible debentures. The total amount owed to YA Global under the debentures at March 31, 2007 was $18,149,650. In May 2007, we borrowed $1,100,000 from YA Global under a promissory note in order to help bridge our cash flow shortfall during the first quarter. This promissory note and accrued interest were repaid in July 2007. Using shares of our common stock registered on Form S-3 in November 2006, we made principal and interest payments on the debentures that totaled $4,880,489 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of registered shares available for the conversion of the debentures was exhausted. We made additional cash payments of principal and interest on the debentures that totaled $4,149,651 during the fiscal year ended March 31, 2008, primarily from the proceeds of the sale of the ISP Business and payphone assets, and partial payments of interest after March 31, 2008 aggregating $200,000. The Company has not made the weekly scheduled principal payments of $375,000 plus interest commencing February 1, 2008 and we are delinquent with respect to the convertible debentures. We are in negotiations with YA Global, which has verbally granted forebearance, and expect to be able to obtain a revised payment schedule and an extension of the maturity date. However, in the event we are unable to execute on an extension of the maturity date and other terms, YA Global could declare the debt to be in default and demand immediate payment of all outstanding principal and interest. In addition, interest would accrue at the default rate of 24% per annum and YA Global could potentially foreclose on the Company’s assets. The total principal amount owed to YA Global under the debentures at March 31, 2008 was $13,168,944.

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

On March 10, 2008, Gobility sold the assets of the wireless network in Longmont, Colorado, and the Company received the proceeds in the form of promissory notes totaling $1,800,000. In addition, the Company entered into a forebearance agreement with the principal equipment vendor and agreed to pay the $1,591,978 equipment obligation, with interest at the prime rate, and a related lease obligation in the principal amount of $149,749. In March 2008, the Company also paid one of the leases with an aggregate principal balance of $318,595, plus accrued interest, by paying $93,000 in cash and applying the $250,000 certificate of deposit that secured the lease relating to the Tempe, Arizona wireless network. The Company is currently cooperating with Gobility in its efforts to sell the remaining assets of Kite Networks in order to pay off the obligations relating to the leases and other equipment. In the event Gobility is unsuccessful in its attempts to sell the remaining assets and satisfy the lease obligations, the Company, subject to any defenses it might have, could be required to make the payments on the remaining leases. At March 31, 2008, the amounts recorded on the consolidated balance sheets as liabilities of companies held for sale relating to the lease obligations, accrued interest, and the equipment obligation were $3,569,518, $342,592, and $1,571,978, respectively. The Company has also recorded the certificates of deposits securing the lease obligations of $937,664 as assets of companies held for sale.

Sale of the ISP and CLEC Businesses

In April 2007, we announced that our Board of Directors had decided to explore potential strategic alternatives for the entire Company, and that it had received inquiries from potential buyers regarding the purchase of portions of its business. This initiative was undertaken with the goals of maximizing the value of our assets, returning value to our stockholders and eliminating the Company’s debt, particularly amounts owed to YA Global.

We received letters of interest regarding the acquisition of the CloseCall, AFN and the Internet service provider businesses (the “Wireline Businesses”) and several potential purchasers conducted due diligence activities. This process resulted in the execution of an agreement to sell the Wireline Businesses to USA on June 30, 2007 (the “USA Agreement”). Pursuant to the USA Agreement, we closed the sale of the Internet service provider companies to USA on July 18, 2007, and received cash proceeds of $2,500,000, a promissory note for $2,000,000 and 8,100 shares of preferred stock of USA convertible into 7.5% of the fully diluted shares of USA’s common stock valued at $5,763,893. Simultaneously, we used $2,000,000 of this cash to pay down principal and accrued interest owed to YA Global under the promissory note and debentures.

Completion of the sale of CloseCall and AFN (the “CLEC Business”) required the receipt of certain state regulatory approvals before it could be completed. Pursuant to a management agreement that was signed in July 2007 (the “USA Management Agreement”), USA operated the CLEC Business, retained any cash provided by the operations of these companies and funded any cash requirements of the companies pending completion of the sale of these companies. In addition, USA was required to make debenture interest payments to YA Global on the Company’s behalf during the term of the USA Management Agreement based on an assumed principal balance of $17.4 million at an interest rate of 7.75%.

Upon the close and pursuant to the terms of the USA Agreement, we expected to receive cash proceeds of $19.4 million, including payment of the $2.0 million promissory note. On January 3, 2008, the Company entered into an amendment to the $2,000,000 promissory note due from USA. USA made payments of $500,000 each on January 4 and January 11, 2008 with the remaining balance of $1,000,000, together with accrued interest at the rate of 7.75%, due on the earlier of the date of the closing of the sale of the CLEC Business or March 31, 2008. Of the $1,000,000 of payments, the Company received $125,000 and the remaining $875,000 was used to pay principal and interest on the convertible debentures due to YA Global. To date, USA has not paid the remaining principal balance of $1,000,000 nor the accrued interest due on the amended promissory note and USA is in default with respect to this note. The Company is presently negotiating with USA to revise the payment terms relating to this note.

On January 14, 2008, the Company received notice from USA purporting to terminate the USA Agreement with respect to the sale of the CLEC Business, but provided that USA remained interested in discussing terms upon which it would complete the purchase. The Company has been in communications with USA and disputes the validity of the claims alleged for the purported termination, which include the alleged failure to obtain certain regulatory and contractual approvals and the alleged breach of certain representations and warranties set forth in the USA Agreement. The Company believes the purported termination was in bad faith and intends to pursue any and all legal and equitable remedies available to it against USA. Despite the on-going discussions with USA, the Company has re-assumed operating control of AFN and Close Call and has terminated the agreement to sell its CLEC Business to USA. In addition, the Company is currently seeking an alternate buyer in its efforts to sell the CLEC Business.

The Company expected to use the cash proceeds from the sale of the CLEC Businesses, to retire the YA Global debentures plus the remaining amounts of accrued interest. If the CLEC Businesses is not sold to an alternative buyer, the Company may not have the ability to continue as a going concern without a significant restructuring of the YA Global debt. See Item 1A. above - Risk Factors - “Failure to Complete the Sale of the CLEC Businesses Will Result in Our Inability to Retire the YA Global Debentures”.

Discontinued Operations

In connection with the activities summarized above, we have reclassified the assets and liabilities of the Wireline Business and the Wireless Networks Business as assets and liabilities related to companies held for sale in the consolidated balance sheets at March 31, 2008 and March 31, 2007. In addition, we have classified the results of operations of these companies in discontinued operations in the consolidated statements of operations for the three years ended March 31, 2008, 2007 and 2006.

Sales of Payphone Assets

The Company has completed a series of transactions to sell a majority of Davel’s payphones in order to provide cash for operating purposes and additional retirements of convertible debenture debt.

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

Asset Impairment and Restructuring Charges

During the quarter ended December 31, 2005, management adopted a plan to integrate the operations of the acquired companies, in particular the operations of the Internet services business segment, with a focus on combining functions and reducing operating costs. Accordingly, the Company recorded a total restructuring charge of $825,703 in the fiscal year ended March 31, 2006 relating to the termination of certain employees, the disposal of certain equipment and the abandonment of certain leased facilities. During the fiscal year ended March 31, 2007, the Company recorded additional restructuring charges related primarily to the termination of additional employees in the amount of $283,839. Except for $185,968 of restructuring charges incurred in fiscal year 2007, the restructuring charges were included in the loss from discontinued operations in the consolidated statements of operations. At March 31, 2008, the accrued restructuring costs balance of $100,218 was included in accounts payable and accrued expenses in the Company’s consolidated balance sheets.

Notwithstanding our efforts to restructure and improve operations, during the fiscal year ended March 31, 2007, the Wireless Networks Business, the ISP Business and Davel did not perform as expected. In addition, as discussed above, the Company was engaged in negotiations for the sale of all of these businesses. As a result, management reviewed the carrying values of the assets of these businesses at March 31, 2007 and determined that adjustments for goodwill and other asset impairment were appropriate. The Company recorded impairment charges in the total amount of $25,185,098 at March 31, 2007, including $17,745,303 representing the entire amount of goodwill and other intangible assets related to Wireless Networks, $4,384,000 relating to the goodwill of the ISP Business, $1,482,000 relating to certain deployed wireless network equipment of Kite Networks, and $1,573,795 relating to certain payphone equipment and location contracts of Davel. The Company had previously recorded goodwill impairment charges related to the ISP Business of $2,090,889 in the nine months ended December 31, 2006. Of the total asset impairment charges recorded for the fiscal year ended March 31, 2007, $25,702,192 of this amount was included in the loss from discontinued operations and $1,573,795 was included in operating costs and expenses relating to continuing operations.

For the fiscal year ended March 31, 2006, the Company recorded goodwill impairment charges of $4,446,545, including $2,627,635 relating to the ISP Business and $1,818,910 relating to Affinity Telecom, part of the Company’s CLEC Business. These amounts were included in the loss from discontinued operations in the consolidated statements of operations.

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

Except for our accounting treatment of employee stock options and warrants, there have been no significant changes in our critical accounting policies. In December 2004, the Financial Accounting Standards Board revised its pronouncements covering the accounting for share-based compensation arrangements. The revision, referred to as SFAS 123R, was entitled “Share-Based Payment.” SFAS 123R requires that the compensation cost relating to share-based payment transactions be recorded in financial statements. For each transaction, compensation cost is to be measured based on the fair value of the equity or liability instrument issued. The pro forma disclosures previously permitted under SFAS 123 in prior years are no longer an alternative to financial statement recognition of compensation expense. We have adopted SFAS 123R effective April 1, 2006. The amounts of related compensation expense recorded for the fiscal years ended March 31, 2008 and 2007 was $843,962 and $1,623,714, respectively.

For the fiscal year ended March 31, 2006, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). APB 25 provided that compensation expense relative to a Company’s employee stock options was measured based on the intrinsic value of the stock options at the measurement date. If we had recorded stock compensation expense in prior years determined under the fair value method provided in FAS 123R, such charges would have been approximately $5,467,000 for the fiscal year ended March 31, 2006.

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

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for financial statements issued for the Company’s fiscal year beginning April 1, 2008 (April 1, 2009 with respect to certain nonfinancial assets and liabilities), and interim periods within such fiscal years. The Company does not expect FAS 157 to have a significant impact on the consolidated financial statements.

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

Results of Operations and Financial Condition

We realize that effective analysis of our operations with an approach of comparing results for a current period with the results of a corresponding prior period may make it difficult to understand our financial condition and results of operation in light of the recent sale of certain of our subsidiaries and the significant number of shares of our common stock that we have issued to YA Global. In order to analyze ourselves, we focus not only on achieving increasing amounts of net income and EBITDA, but emphasize the change of net income/(loss) per share.

The Fiscal Years Ended March 31, 2008 and 2007

Consolidated revenues of continuing operations (principally representing the revenues of Davel) for the fiscal year ended March 31, 2008 were $10,562,473 compared with revenues of $30,028,219 in the prior year, a decrease of 64.8%. As discussed above, during the current fiscal year, we sold most of our remaining operational payphones in a series of transactions including the sale of approximately 21,700 payphones in September 2007. The operating results related to these assets are reflected in the consolidated statement of operations for the fiscal year ended March 31, 2008 through the sale dates.

The cost of services for Davel (excluding depreciation and amortization) for the fiscal year ended March 31, 2008 of $5,734,676, expressed as a percentage of corresponding revenues, was 54.3% compared with $17,390,998, or 57.9% of revenues in the prior fiscal year. The dollar decrease in cost of services was principally due to phone sales and removals. In order to maintain operating margins, we reduced the number of payphones in the first quarters of the current fiscal year by removing those phones receiving minimal use and thereby eliminating the costs to support and maintain those phones.

The total operating costs and expenses of continuing operations for the fiscal year ended March 31, 2008, excluding the cost of services, depreciation and amortization, were $9,666,521 compared to $20,792,775 for the corresponding period of the prior year, a decrease of $11,126,254. This was principally due to the elimination of the majority of Davel’s operating costs and expenses following the sale of its payphone assets, which expenses declined by $9,714,675 compared to the fiscal year ended March 31, 2007. Included in the operating costs and expenses for fiscal years 2008 and 2007 were stock compensation expense amounts (recorded pursuant to the requirements of FAS 123R) of $843,962 and $1,623,714, respectively. The fiscal year 2007 amounts also included asset impairment charges of $1,573,795 relating to Davel’s payphone equipment and location contracts, and restructuring charges of $185,968 relating to reductions in personnel. There were no comparable charges in the current fiscal year. The operating costs and expenses, excluding depreciation and amortization, included $510,704 and $428,435 for ProGames, for the fiscal years ended March 31,2008 and 2007, respectively.

Depreciation and amortization expenses were $1,302,550 and $3,116,956 in the fiscal years ended March 31, 2008 and 2007, respectively, representing the reductions in depreciation of the costs of deployed payphones and the amortization of payphone location contracts.

Interest and other expense, net, was $1,357,558 for the year ended March 31, 2008 compared with $2,507,981in the prior fiscal year. During the fiscal year ended March 31, 2008, we retired principal owed under the YA Global debentures in the amount of approximately $4,801,000 and the YA Global promissory note in the amount of $1,100,000 that we issued in May 2007. During the prior year, we issued new debentures to YA Global in the principal amount of $7,000,000, less $505,000 in financing fees. We also completed the retirement of notes payable to YA Global in the aggregate amount of $3,600,000 and retired $4,000,000 of principal on the debentures to YA Global using the Company’s common stock. The major components of net interest and other expense for the fiscal years ended March 31, 2008 and 2007 are presented in the following schedule:

Type of Debt	2008	2007

Convertible debentures (at stated rates)	$1,142,273	$1,332,439
Convertible debentures (debt discount amortization)	264,110	893,322
Convertible debentures (stock issuance discounts)	148,550	367,443
SEDA draw discounts	-	137,795
Notes payable to YA Global	25,315	25,074
Accretion of discount – USA Preferred Stock	(244,198)	-
Other, net	21,508	(248,092)
Interest and Other Expense, net	$1,357,558	$2,507,981

The loss from continuing operations for the year ended March 31, 2008 was $10,370,705, or $0.0134 per share, compared to a loss of $14,190,092, or $0.0235 per share in fiscal year 2007. The current year loss included a $2,778,906 loss on sale of assets relating to the Davel payphones and certain related liabilities, and our equity in the net loss of Microlog Corporation since the date of acquisition of $92,967. The prior year loss included $1,573,795 of asset impairment charges, $185,968 of restructuring charges and a $409,601 loss on extinguishment of debt relating to the refinancing of the $15 million debenture.

The loss from discontinued operations for the fiscal year ended March 31, 2008 was $7,990,897, or $0.0104 per share, compared to $31,708,196, or $0.0525 in fiscal 2007. The current year loss includes a $3,433,843 loss on the sale of the Wireless Networks Business, after a $1,602,447 reduction in the loss relating to the sale of the Longmont, CO wireless network in the fourth quarter of fiscal 2008, and a $2,424,785 loss on the sale of the ISP Businesses. The prior year results included asset impairment charges of $25,702,192, including $19,227,303 relating to the Wireless Networks Business and $6,474,889 relating to the ISP Business.

We reported a net loss of $18,361,602 for the year ended March 31, 2008, or $0.0238 per share, compared with a net loss of $45,898,288 for the fiscal year ended March 31, 2007, or $0.0760 per share. Corporate expenses were $5,055,805 in the current year, including $1,430,135 in net interest and other expenses and approximately $657,454 in ProGames operating expenses. Corporate expenses were $7,984,041 in the prior year, including $2,729,565 in net interest and other expenses, the $409,601 loss on the extinguishment of debt, $185,968 of restructuring charges, and approximately $428,435 of ProGames operating expenses.

The Fiscal Years Ended March 31, 2007 and 2006

Consolidated revenues of continuing operations (principally representing the revenues of Davel) for the fiscal year ended March 31, 2007 were $30,028,219 compared with revenues of $40,305,697 in the prior year, a decrease of 25.5%. The proliferation of cell phone use by consumers has caused a continuous reduction in the use of payphones. As a result, the revenues of Davel continued to decline. In addition, the location of a significant number of payphones in areas of the country that are subject to severe winter weather contributed to the seasonality of this business. In attempts to sustain profitability, we reduced the number of payphones by removing those phones receiving minimal use and thereby eliminating the costs to support and to maintain those phones. We had an average of 31,049 payphones in operation during the year ended March 31, 2007, compared with an average of 36,403 payphones in operation during the year ended March 31, 2006, a decline of approximately 14.7%. Despite these efforts, the average monthly revenues per average payphone for the fiscal years ended March 31, 2007 and 2006 were $80.59 and $92.27, respectively, representing a decline of 12.7% between years.

Total operating costs and expenses of continuing operations for the fiscal years ended March 31, 2007 and 2006, were $41,300,729 and $41,906,683, respectively. Excluding cost of services, such costs were $23,909,731 and $21,610,742, respectively. Further, excluding depreciation, amortization, stock compensation, and charges relating to asset impairment and restructuring, such operating expenses were $17,409,298 and $18,772,786, respectively. This represents a 7.3% decline in such expenses resulting from our cost reduction efforts. These expenses also include $428,435 of expenses relating to ProGames in the 2007 fiscal year.

The cost of services for Davel (excluding depreciation and amortization) for the fiscal year ended March 31, 2007 of $17,390,998, expressed as a percentage of corresponding revenues, was 57.9% compared with $20,295,941, or 50.4% of revenues in the prior fiscal year. The dollar decrease in cost of services was principally due to the removal of phones. We implemented our plan to reduced the number of payphones receiving minimal use and thereby eliminated the costs to support and maintain those phones. However, we were unable to reduce costs sufficiently to keep pace with the decline in revenues.

Depreciation and amortization expenses were $3,116,956 and $2,837,956 in the fiscal years ended March 31, 2007 and 2006, respectively. This increase in expense was primarily due to depreciation on capital expenditures made in fiscal years 2006 and 2007 relating to the refurbishing and replacement of payphone equipment and certain computer equipment and software.

Included in the operating costs and expenses for fiscal year 2007 was stock compensation expense (recorded pursuant to the requirements of FAS 123R) of $1,623,714. The fiscal year 2007 amounts also included asset impairment charges of $1,573,795 relating to Davel’s payphone equipment and location contracts, and restructuring charges of $185,968 relating to reductions in personnel. There were no comparable charges in the 2006 fiscal year.

Interest and other expense, net, was $2,507,981 for the year ended March 31, 2007 compared with $2,827,566 in the prior fiscal year. During the fiscal year ended March 31, 2007, we issued new convertible debentures to YA Global in the principal amount of $7,000,000, less $505,000 in financing fees. We also completed the retirement of notes payable to YA Global in the aggregate amount of $3,600,000 and retired $4,000,000 of principal on the convertible debentures to YA Global using the Company’s common stock. In the fiscal year ended March 31, 2006, we retired a $13,000,000 bridge financing note from the proceeds of the $15,500,000 convertible debenture issued to YA Global on May 13, 2005. The major components of net interest and other expense for the fiscal years ended March 31, 2007 and 2006 are presented in the following schedule:

Type of Debt	2007	2006

Convertible debentures (at stated rates)	$1,332,439	$1,045,295
Convertible debentures (debt discount amortization)	893,322	348,443
Convertible debentures (stock issuance discounts)	367,443	-
SEDA draw discounts	137,795	410,016
Notes payable to YA Global	25,074	705,396
Notes payable – bridge financing	-	381,225
Other, net	(248,092)	(62,809)
Interest and Other Expense, net	$2,507,981	$2,827,566

The loss from continuing operations for the year ended March 31, 2007 was $14,190,092, or $0.0235 per share, compared to the fiscal year 2006 loss of $4,357,515, or $0.0106 per share. The fiscal year 2007 amount includes $1,623,714 of stock compensation expense, asset impairment charges of $1,573,795 relating to Davel’s payphone equipment and location contracts, and restructuring charges of $185,968 relating to reductions in personnel. The loss in fiscal year 2007 also includes a $409,601 loss on extinguishment of debt relating to the refinancing of the $15 million Debenture. There were no comparable charges in the 2006 fiscal year.

The loss from discontinued operations for the fiscal year ended March 31, 2007 was $31,708,196, or $0.0525 per share, versus a loss of $5,818,892, or $0.0106 per share, in the 2006 fiscal year. The fiscal year 2007 amount includes asset impairment charges of $25,702,192, with $19,227,303 relating to the Wireless Networks Business and $6,474,889 relating to the ISP Business, and $97,871 of restructuring charges. The fiscal year 2006 loss from discontinued operations includes goodwill impairment charges of $4,446,544 relating to the ISP and CLEC Businesses, a $1,077,000 charge for the settlement of litigation relating to the CLEC Business, and $825,703 of restructuring charges relating to the ISP Business. Without these nonrecurring charges, the loss from discontinued operations would have been $5,908,133, or $0.0099 per share, in fiscal year 2007 versus income from discontinued operations of $530,355, or $0.0013 per share, in the fiscal year ended March 31, 2006.

We reported a net loss of $45,898,288 for the year ended March 31, 2007, or $0.0760 per share, compared with a net loss of $10,176,407 for the fiscal year ended March 31, 2006, or $0.0248 per share. Corporate expenses were $7,984,041 in fiscal year 2007, including $2,729,565 in net interest and other expenses, the $409,601 loss on the extinguishment of debt, $185,968 of restructuring charges, and approximately $428,435 in ProGames operating expenses. Corporate expenses were $5,316,252 in fiscal year 2006, including $2,882,956 in net interest and other expenses.

Liquidity and Capital Resources

We have forecasted our operating cash requirements through the end of fiscal year 2009 based on several important assumptions. We have not forecasted the use of cash that would be required to repay the capital lease obligations of the Wireless Networks Business in the event that Gobility fails to raise sufficient capital to fund these obligations. Mobilepro Corp. is co-obligor on certain capital leases of Kite Networks and has retained the lease obligations as liabilities of companies held for sale in its consolidated balance sheets. The total principal balance of these leases was approximately $3,570,000 at March 31, 2008. The capital leases are secured by approximately $938,000 of certificates of deposits. Monthly lease payments on these capital leases total approximately $175,000. In addition, the Company was a co-purchaser of certain wireless network equipment obtained by Kite Networks. The amount owed to the supplier of this equipment for the purchase of this equipment approximates $1,571,000 at March 31, 2008. In March 2008, we entered into a forebearance agreement with this supplier and have agreed to make installment payments through September 2010. Our forecast takes into account the payments required under this equipment obligation. The certificates of deposit and the equipment obligation are included in the Company’s consolidated balance sheets at March 31, 2008 as assets and liabilities of companies held for sale, respectively.

We have also forecasted our operating cash requirements assuming we will be able to obtain an extension in the payment terms and maturity date of the YA Global debentures, as further discussed below, and complete the sale of the CLEC Business. In the fourth quarter of fiscal 2008, the Company terminated the USA Agreement with respect to the sale of the CLEC Business (see “Sale of the ISP and CLEC Businesses” above). The Company expected to use the cash proceeds from the sale of the CLEC Businesses, to retire the YA Global debentures plus the remaining amounts of accrued interest. If the CLEC Businesses is not sold to an alternative buyer, or if the Company is required to make payments on the capital leases of Kite Networks, the Company will not have the ability to continue as a going concern beyond the third quarter of the 2009 fiscal year without additional financing or the collection of significant amounts on claims against third parties (see Item 3 – “Litigation”). Claims against third parties include litigation against AT&T Corporation, Sprint Communications Company, LP and Qwest Communications, Inc. for non-payment of dial around compensation to the Davel Entities, portions of amounts claimed from telecommunications carriers for regulatory receipts, and contractual claims for damages in connection with the sale of the CLEC and Wireless Networks Businesses.

During the fiscal year ended March 31, 2008, the balance of unrestricted cash and cash equivalents relating to continuing operations decreased by $982,385 to $1,011,396. The decrease in the current year relating to discontinued operations was $373,342. Restricted cash of continuing operations includes $206,397 held in escrow to indemnify Sterling for possible claims in connection with the sale of Davel’s payphones. Davel has settled the initial claims by Sterling, which were being disputed, and expects the balance in the escrow account to be sufficient to cover any other claims that may arise.

Net cash used in operations during the fiscal year ended March 31, 2008 was $3,558,996, reflecting the funding of operating expenses incurred by Davel and the corporate segment offset by $810,656 of cash provided by operating activities of discontinued operations. There were reductions in accounts receivable and in accounts payable and accrued liabilities of continuing operations, net of liabilities sold in connection with the sale of Davel’s payphones, in the amounts of $2,991,364 and $2,900,751, respectively. Included in accounts receivable at March 31, 2008 is approximately $46,000 relating to dial-around compensation earned through the date of sale of Davel’s payphones during the quarter ended September 30, 2007.

Net cash provided by investing activities is $5,960,057 during the current fiscal year, including $2,937,472 provided by investing activities of discontinued operations. Investing activities of discontinued operations includes $3,139,486 of cash proceeds from the sale of the ISP Business in July 2007. We made capital expenditures during the current year relating to continuing operations in the approximate amount of $313,000. Offsetting this amount was over $3,200,000 in cash proceeds related to the sale of payphones in the current fiscal year. The Company also received approximately $362,000 from the sale of investments during the fiscal year ended March 31, 2008. These amounts were primarily used to fund operations and to pay long term-debt.

Our financing activities during the current fiscal year used net cash of $3,756,788, including $576,730 used in discontinued operations. Cash provided to us by YA Global pursuant to a promissory note issued by us in May 2007 was $1,100,000. We used $4,280,058 in cash to retire principal amounts owed to YA Global under the debentures and the aforementioned promissory note. The financing activities of discontinued operations used $576,730 in cash to pay debt obligations, including obligations under capital leases relating to the Wireless Networks Business.

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

Using shares of our common stock registered on Form S-3 in November 2006 and as permitted by the terms of the debentures, the Company made principal and interest payments on the debentures issued to YA Global that totaled $4,880,489 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of registered shares available for the conversion of the debentures was exhausted. We made additional cash payments of principal and interest on the debentures that totaled $4,149,651 during the fiscal year ended March 31, 2008, primarily from the proceeds of the sale of the ISP Business and payphone assets, and partial payments of interest after March 31, 2008 aggregating $200,000. As previously discussed, the Company has not made the weekly scheduled principal payments of $375,000 plus interest commencing February 1, 2008 and we are delinquent with respect to the convertible debentures. We are in negotiations with YA Global, who has verbally granted forebearance, and expect to be able to obtain a revised payment schedule and an extension of the maturity date. However, in the event we are unable to execute on an extension of the maturity date and other terms, YA Global could declare the debt to be in default and demand immediate payment of all outstanding principal and interest. In addition, interest would accrue at the default rate of 24% per annum and YA Global could potentially foreclose on the Company’s assets. The total principal amount owed to YA Global under the convertible debentures at March 31, 2008 was $13,168,944.

We were previously successful in obtaining lease financing covering certain municipal wireless network equipment. On June 28, 2006, the Company executed a master equipment lease agreement intended to provide financing for the acquisition of qualifying municipal wireless network equipment. On June 30, 2006, the Company received $2,000,000 in gross cash proceeds from the sale of certain municipal wireless network equipment that is deployed in Tempe, Arizona, and leased back the equipment pursuant to the master lease agreement. The leaseback period is 36 months and the terms include a fair-market-value purchase option at the end of the lease term. In April 2007, we completed a sale/leaseback transaction relating to approximately $419,000 in additional equipment deployed in Tempe under similar terms and conditions. However, in order to satisfy concerns about our credit worthiness, we were required to purchase certificates of deposit totaling approximately $825,000 that serve as collateral for the benefit of the lessor. On December 26, 2006, we received approximately $845,000 in net cash proceeds from the sale of certain wireless network equipment deployed in Farmers’ Branch, Texas, and commenced a leaseback of the equipment under the master lease agreement. As above, the leaseback period is thirty-six months and the terms include a fair-market-value purchase option at the end of the lease term. As security for this lease, proceeds of approximately $362,000 were held back.

On October 10, 2006, the Company signed a master equipment lease agreement with a different lease financing firm that originally provided up to $3 million in lease financing capital for wireless network equipment purchases. The commitment was available only for equipment manufactured by Cisco Systems. Fifty percent of the commitment was designated for core network infrastructure equipment. The remainder of the commitment was available for transmission equipment purchases and could be used to finance up to 50% of the cost of such purchases. The lease term for each equipment purchase was 24 months. Pursuant to this arrangement, the Company recorded capital lease transactions covering equipment with a total cost of approximately $1,950,000.

Because the equipment leases and other equipment purchases were co-signed by Mobilepro Corp., as described above, the Company, subject to any defenses it may have, could be required to make the payments due on these leases and other equipment-related obligations that were transferred to Gobility in connection with the sale of the Wireless Networks Business. To date Gobility has not made any lease payments and has not raised at least $3.0 million in cash as required under the terms of the Gobility Debenture. As a result, the Company has the right but not the obligation to repurchase the Wireless Networks Business with the surrender of the Gobility Debenture and the payment of nominal additional consideration.

On March 10, 2008, Gobility sold the assets of the wireless network in Longmont, Colorado, and the Company received the proceeds in the form of promissory notes totaling $1,800,000. In addition, the Company entered into a forebearance agreement with the principal equipment vendor and agreed to pay the $1,591,978 equipment obligation, with interest at the prime rate, and a related lease obligation in the principal amount of $149,749. In March 2008, the Company also paid one of the leases with an aggregate principal balance of $318,595, plus accrued interest, by paying $93,000 in cash and applying the $250,000 certificate of deposit that secured the lease relating to the Tempe, Arizona wireless network. The Company is currently cooperating with Gobility in its efforts to sell the remaining assets of Kite Networks in order to pay off the obligations relating to the leases and other equipment. In the event Gobility is unsuccessful in its attempts to sell the remaining assets and satisfy the lease obligations, the Company could be required to make the payments on the remaining leases. At March 31, 2008, the amounts recorded on the consolidated balance sheets as liabilities of companies held for sale relating to the lease obligations, accrued interest, and the equipment obligation were $3,569,518, $342,592, and $1,571,978, respectively. The Company has also recorded the certificates of deposits securing the lease obligations of $937,664 as assets of companies held for sale.

Our major challenges are to obtain a revised payment schedule and an extension of the maturity date of the YA Global debt, which the Company is currently negotiating, and to sustain the funding of current operations until the sale of the CLEC Businesses can be completed. Following the termination of the sale of the CLEC Business to USA and the related management agreement, the Company has re-assumed operating control of AFN and CloseCall. The CLEC Business continues to generate cash in amounts that we believe will be sufficient to fund the cost of debt service and certain other costs. However, we continue to fund the operations of ProGames which has not yet generated any significant revenues. ProGames continues to search for venues to market its online gaming activities. We also have corporate expenses and the lease obligations associated with the Wireless Networks Business that, subject to certain defenses, the Company may be required to fund.

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments based on recorded amounts for the foreseeable future. If the Company is unable to obtain an extension in the debt payment terms with YA Glaobal, fails to permanently eliminate the cash requirements represented by the Wireless Networks Business and ProGames, and/or fails to sell the CLEC Businesses to USA or a new buyer on terms that are acceptable to the Company, the Company will not have the ability to continue as a going concern without additional capital and/or collections of significant amounts on claims against third parties. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

Our monetary assets, consisting primarily of cash and receivables, and our non-monetary assets, consisting primarily of intangible assets and goodwill, are not affected significantly by inflation. We believe that replacement costs of equipment, furniture, and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and costs of network services, which may not be readily recoverable in the price of services offered by us

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our purchase of certificates of deposit to secure letters of credit and capital leases. In addition, we own an investment in the common stock of Microlog Corporation which had a market value of $1,280,000 at March 31, 2008. Microlog’s common stock is traded on the “Pink Sheets” under the symbol “MLOG” and is subject to variations in price based on trading volume as well as general market conditions. Our investment is accounted for under the equity method of accounting and had a carrying value of $85,370 at March 31, 2008.

We do not use derivative financial instruments in our investments. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure in this item.

Item 8. Financial Statements

SEE THE INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS ON PAGE 65.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of Mobilepro Corp.’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Management’s assessment of internal control over financial reporting is set forth below in this section.

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

Management assessed our internal control over financial reporting as of March 31, 2008, the end of the fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our own finance and accounting personnel.

Based on our assessment, management has concluded that our internal control over financial reporting was ineffective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses in internal control as described and defined below. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. In addition, on a quarterly basis we will evaluate any changes to our internal control over financial reporting to determine if a material changed occurred.

Material Weaknesses in Internal Controls

Bagell, Josephs, Levine & Company, L.L.C. (“Bagell”) our independent registered public accounting firm, has provided us with an unqualified report on our consolidated financial statements for the fiscal year ended March 31, 2008. However, during the conduct of our assessment of internal control over financial reporting, we identified material weaknesses in the design of certain general controls governing computer processing activities and have advised the audit committee that the following material weaknesses existed at March 31, 2008. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses exist in the design and execution of certain general controls governing computer processing (“I/T”) activities. Most significantly, the management of the customer information database utilized by the customer care and customer billing functions of one of our companies is performed offsite by a subcontracted consultant without proper controls over access to the data or changes to the system. In addition, we do not have processes established to document the control over changes made to certain proprietary information systems that supply transaction amounts. Finally, we do not have the proper processes in place at all subsidiaries for the establishment and maintenance of individual access codes and passwords.

While these material weaknesses did not have an effect on our reported results or result in the restatement of any previously issued financial statements or any other related disclosure, they nevertheless constituted deficiencies in our controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley act of 2002, and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Accounting Officer concluded that, as of March 31, 2008, our controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our internal controls, management believes that there were no material inaccuracies or omissions of material fact in this annual report.

Since the discovery of the material weaknesses in I/T internal controls at our CLEC subsidiaries as described above, our CLEC subsidiaries became subject to the Management Agreement with USA as described elsewhere in this Form 10K. As a result, management’s focus on internal controls over financial reporting was temporarily diverted until we reassumed the management of the Company’s CLEC Business. Management has plans to strengthen the Company's oversight over the I/T functions and its attendant controls, procedures, documentation and security beyond what has existed in prior years. Specifically, we have converted to a new general ledger system and plan to replace the customer information database system utilized by the customer care and customer billing functions that is presently maintained offsite by a subcontrator. During the next fiscal year we plan to convert to a new billing system that is currently that is being maintained and used by one of our other subsidiaries which we believe will provide proper controls over access to the data and changes to the system. We also plan to take whatever additional steps are necessary to improve our I/T controls and procedures and eliminate the identified material weaknesses.

The elimination of the material weaknesses identified above is among our highest priorities. We have discussed our corrective actions and future plans with our audit committee and Bagell as of the date of this annual report, and believe the planned actions should serve to correct the above listed material weaknesses in our internal controls. However, we cannot provide assurance that either we or our independent auditors will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the headings “Compliance under Section 16(a) of the Securities Exchange Act of 1934,” “Composition of the Board of Directors,” “Board of Directors Meetings and Committees,” “Director Nomination Process,” “Communication with the Board,” “Advisory Board” and information under the principal heading “Election of Directors” in the Company’s 2008 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information under the headings “Summary of Employment and Consulting Arrangements,” “Mobilepro Non-Plan Option and Warrant Grants,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee on Executive Compensation,” “Compensation of Directors” and information under the principal heading “Performance Graph” in the Company’s 2008 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the principal heading “Principal Stockholders” in the Company’s 2008 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under the headings “Independent Directors” and under the principal heading “Related Party Transactions” in the Company’s 2008 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information under the heading “Fees” in the Company’s 2008 Proxy Statement is incorporated herein by reference.

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
Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2004

2.17	Agreement and Plan of Merger by and among Registrant, NeoReach, Inc., Transcordia Acquisition Corp., Transcordia, LLC and its Unit Holders, dated April 2005	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005

2.18	Agreement and Plan of Merger by and among Registrant, NeoReach, Inc., NeoReach Wireless, Inc., Evergreen Open Broadband Corporation, and Certain Shareholders	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005

2.19	Agreement and Plan of Merger, dated June 30, 2005, by and among the Company, AFN Acquisition Corp., American Fiber Network, Inc. and the individuals and entities identified therein	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005

2.20	Agreement and Plan of Merger, dated October 31, 2005, by and among the Company, InReach Internet, Inc., InReach Internet, LLC, and Balco Holdings, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2005

2.21	Form of assignment of Limited Liability Company Interest/Release, dated January 31, 2006	Incorporated by reference to Exhibit 2.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

2.22	Agreement and Plan of Merger, dated January 31, 2006, by and among Mobilepro Corp., Kite Acquisition Corp. and Kite Networks, Inc.	Incorporated by reference to Exhibit 2.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

2.23	Asset Purchase Agreement, dated as of December 29, 2006, by and among TeleCommunication Systems, Inc., Mobilepro Corp., and CloseCall America, Inc.	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on January 10, 2007

2.24	Purchase Agreement, dated as of June 29, 2007, by and between Mobilepro Corp. and United Systems Access, Inc.	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on July 6, 2007

2.25	Amendment to the Purchase Agreement by and between Mobilepro Corp. and United Systems Access, Inc., dated July 6, 2007	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on July 6, 2007

2.26	Second Amendment to the Purchase Agreement by and between Mobilepro Corp. and United Systems Access, Inc., dated July 13, 2007	Incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed on July 19, 2007

2.27	Third Amendment to the Purchase Agreement by and between Mobilepro Corp. and United Systems Access, Inc., dated July 13, 2007	Incorporated by reference to Exhibit 10.04 to the Registrant’s Current Report on Form 8-K filed on July 19, 2007

2.28	Management Agreement, dated as of July 18, 2007, by and between Mobilepro Corp., United Systems Telecom Access, Inc. and United Systems Access, Inc.	Incorporated by reference to Exhibit 10.05 to the Registrant’s Current Report on Form 8-K filed on July 19, 2007

2.29	Purchase Agreement, dated as of July 8, 2007, by and between Mobilepro Corp. and Gobility, Inc.	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on July 10, 2007

2.30	Convertible Debenture issued to Mobilepro Corp. by Gobility, Inc., made as of July 8, 2007	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on July 10, 2007

2.31	Asset Purchase Agreement by and between Davel Communications, Inc. and Sterling Payphones, LLC effective as of August 30, 2007	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on September 7, 2007

3.1	Certificate of Incorporation, dated April 20, 2001, of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001

3.2	Certificate of Amendment of Certificate of Incorporation of Mobilepro Corp dated November 16, 2001.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001

3.3	Certificate of Amendment to Certificate of Incorporation of Mobilepro Corp. dated March 11, 2003	Incorporated by reference to Exhibit 3.11 to the Registrant’s Registration Statement on Form SB-2 filed on May 6, 2003

3.4	By-Laws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001

4.1	2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001

4.2	Amended and Restated 2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2004

4.3	Registration Rights Agreement, dated September 16, 2004, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

4.4	Registration Rights Agreement, dated November 15, 2004, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004

4.5	Form of Warrant issued on November 15, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004

4.6	Registration Rights Agreement, dated June 30, 2005, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005

4.7	Registration Rights Agreement, dated November 1, 2005, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2005

10.1	Executive Employment Agreement, dated December 15, 2003, between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 13, 2004

10.2	Executive Employment Agreement, dated April 15, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.15 to the Amendment to Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004

10.3	Amended and Restated Executive Employment Agreement, dated June 9, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2004

10.4	Standby Equity Distribution Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004

10.5	Registration Rights Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004

10.6	Escrow Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004

10.7	Consulting Agreement by and among Mobilepro Corp., DFW Internet Services, Inc., Beech Holdings, Inc., and Jack W. Beech, Jr.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2004

10.8	Executive Employment Agreement by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004

10.9	Credit Agreement, dated November 15, 2004, by and among the Company, Davel Acquisition Corp. and Airlie Opportunity Master Fund, Ltd.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004

10.10	Employment Agreement dated February 28, 2005 between Davel Communications, Inc. and Tammy L. Martin	Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.11	Amendment No. 1 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated April 20, 2005	Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.12	Amendment No. 2 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated May 26, 2005	Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.13	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2005

10.14	Amended and Restated Executive Employment Agreement, dated June 16, 2005 by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.15	Securities Purchase Agreement, dated as of May 13, 2005, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.16	Secured Convertible Debenture, issued on May 13, 2005 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.17	Amended and Restated Collateral Assignment of Intellectual Property Rights, made as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.18	Amended and Restated Security Agreement, dated May 13, 2005, by and among the Company, the subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.19	Investor Registration Rights Agreement, dated as of May 13, 2005 by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.20	Amended and Restated Guaranty Agreement, dated as of May 13, 2005, made by each of the direct and indirect subsidiaries of the Company in favor of Cornell Capital	Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.21	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.22	Master Agreement for Services between Sprint Communications Company L.P. and Kite Broadband, LLC, dated May 20, 2005*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed November 14, 2005

10.23	Agreement between the City of Tempe and NeoReach, Inc. for the Use of City Property in Connection with the Operation of a WiFi Network, dated August 17, 2005	Incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2006

10.24	Executive Employment Agreement dated February 1, 2006, between Jerry M. Sullivan, Jr. and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2005

10.25	Secured Convertible Debenture, issued on June 30, 2006 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 7, 2006

10.26	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.27	Master Lease Agreement dated June 28, 2006 between JTA Leasing Co., LLC, Mobilepro Corp., and NeoReach, Inc.	Incorporated by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.28	Letter Agreement between American Fiber Network, Inc. and FSH Communications LLC, dated June 30, 2006*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 11, 2006

10.29	Securities Purchase Agreement, dated as of August 28, 2006, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006

10.30	Secured Convertible Debenture, issued on August 28, 2006, by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006

10.31	Investor Registration Rights Agreement, dated as of August 28, 2006, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006

10.32	Irrevocable Transfer Agent Instructions dated August 28, 2006 among the Company, Interwest Transfer Company, Inc. and David Gonzalez, Esq., as Escrow Agent	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006

10.33	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006

10.34	Amendment No. 1 to the Securities Purchase Agreement, dated September 20, 2006, between the Company and Cornell Capital, and the related Convertible Debenture	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2006

10.35	Amendment No. 2 to the Securities Purchase Agreement, dated October 23, 2006, between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2006

10.36	Master Equipment Lease dated September 27, 2006, between Data Sales Co., Mobilepro Corp., and Kite Networks, Inc.	Incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

10.37	Amendment No. 1 to Convertible Debentures issued to Cornell Capital, dated January 17, 2007	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on January 23, 2007

10.38	Amendment No. 2 to Convertible Debenture issued to Cornell Capital, dated February 20, 2007 (the $15,149,650 debenture)	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007

10.39	Amendment No. 2 to Convertible Debentures issued to Cornell Capital, dated February 20, 2007 (the $7,000,000 debentures)	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007

10.40	Amendment No. 3 to Convertible Debentures issued to Cornell Capital, dated April 2, 2007 (the $7,000,000 debentures)	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on April 5, 2007

10.41	Consent and Waiver Agreement dated March 30, 2007 with Cornel Capital	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on April 5, 2007

10.42	Amendment No. 4 to Convertible Debentures issued to Cornell Capital, dated May 11, 2007 (the $7,000,000 debentures)	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on May 15, 2007

10.43	Promissory Note, dated May 11, 2007, issued to Cornell Capital	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on May 15, 2007

10.44	Amendment No. 5 to Convertible Debentures issued to Cornell Capital, dated July 18, 2007 (the $7,000,000 debentures)	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on July 19, 2007

10.45	Amendment No. 3 to Convertible Debenture issued to Cornell Capital, dated July 18, 2007 (the $15,149,650 debenture)	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on July 19, 2007

10.46	Addendum to Second Amended and Restated Executive Employment Agreement for Jay O. Wright, dated August 27, 2007	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on August 29, 2007

10.47	Asset Purchase Agreement by and between Davel Communications, Inc. and Sterling Payphones, L.L.C. dated September 7, 2007	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on September 10, 2007

10.48	Amendment to Promissory Note dated January 3, 2008 by and between Mobilepro Corp. and United System Access, Inc.	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008

10.49	Amendment No. 4 to Convertible Debenture issued to YA Global, dated January 16, 2008 (the $15,149,650 debenture)	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on January 18, 2008

10.50	Amendment No. 6 to Convertible Debenture issued to YA Global, dated January 16, 2008 (the $7,000,000 debenture)	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on January 18, 2008

10.51	Second Amended and Restated Executive Employment Agreement, dated June 25, 2008 between Jay O. Wright and the Company	Provided herewith

21.1	Subsidiaries of Registrant	Incorporated by reference to Exhibit 21.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

23.1	Consent of Bagell, Josephs, Levine & Company, L.L.C.	Incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2007

31.1	Certification by Jay O. Wright, Chief Executive Officer, pursuant to Rule 13a-14(a)	Provided herewith

31.2	Certification by Donald L. Paliwoda, Principal Financial Officer, pursuant to Rule 13a-14(a)	Provided herewith

32.1	Certification by Jay O. Wright and Donald L. Paliwoda, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Provided herewith

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

Mobilepro Corp.

By:	/s/ Jay O. Wright
Name:	Jay O. Wright
Title:	Chief Executive Officer

Date:	June 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jay O. Wright	Chief Executive Officer,	June 27, 2008
Jay O. Wright	Principal Executive Officer and Director

/s/ Donald L.Paliwoda	Chief Accounting Officer, Principal	June 27, 2008
Donald L. Paliwoda	Financial and Principal Accounting Officer

/s/ Donald H. Sledge	Director	June 27, 2008
Donald H. Sledge

MOBILEPRO CORP. AND SUBSIDIARIES
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008, 2007 AND 2006

Page(s)
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of March 31, 2008 and 2007	F-2 to F-3
Consolidated Statements of Operations for the Years
Ended March 31, 2008, 2007 and 2006	F-4
Consolidated Statements of Changes in Stockholders’ Equity
for the Years Ended March 31, 2008, 2007 and 2006	F-5
Consolidated Statements of Cash Flows for the Years Ended
March 31, 2008, 2007 and 2006	F-6 to F-7
Notes to Consolidated Financial Statements	F-8 to F-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Mobilepro Corp.
6701 Democracy Boulevard, Suite 202
Bethesda, MD 20817

We have audited the accompanying consolidated balance sheets of Mobilepro Corp. as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2008. Mobilepro Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobilepro Corp. as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company did not generate sufficient cash flows from revenues during the year ended March 31, 2008, to fund its operations. Also at March 31, 2008, the Company’s accumulated deficit was $95,632,847. In addition, in the years ended March 31, 2008, 2007 and 2006, the Company sustained net losses of $18,361,602, $45,898,288 and $10,176,407. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053

June 6, 2008

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31

ASSETS

	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$1,011,396	$1,993,781
Restricted cash	556,397	400,000
Accounts receivable, net	231,362	3,222,726
Notes receivable	1,065,000	-
Prepaid expenses and other current assets	123,759	693,717
Assets of companies held for sale	28,021,141	52,316,429

Total Current Assets	31,009,055	58,626,653

FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION	257,655	8,414,561

OTHER ASSETS
Customer contracts and relationships, net of amortization	-	1,333,516
Notes receivable, long-term	1,800,000	-
Other assets	324,243	934,191

Total Other Assets	2,124,243	2,267,707

TOTAL ASSETS	$33,390,953	$69,308,921

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31
(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2008	2007

CURRENT LIABILITIES
Current portion of notes payable and convertible debentures	$13,253,736	$15,101,081
Accounts payable and accrued expenses	3,177,037	8,557,629
Deferred revenue	600,000	600,000
Liabilities of companies held for sale	9,663,144	20,199,192

Total Current Liabilities	26,693,917	44,457,902

LONG-TERM LIABILITIES
Convertible debentures, net of unamortized debt discount and current portion	-	2,892,751

TOTAL LIABILITIES	26,693,917	47,350,653

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 20,035,425 shares authorized, 35,378 shares issued and outstanding at March 31, 2008 and 2007	35	35
Common stock, $.001 par value, 1,500,000,000 shares authorized, 775,821,796 and 692,477,518 shares issued and outstanding at March 31, 2008 and 2007	775,822	692,478
Additional paid-in capital	101,554,026	98,537,000
Accumulated deficit	(95,632,847)	(77,271,245)

Total Stockholders' Equity	6,697,036	21,958,268

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,390,953	$69,308,921

The accompanying notes are and integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31

	2008	2007	2006

REVENUES	$10,562,473	$30,028,219	$40,305,697

OPERATING COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	5,734,676	17,390,998	20,295,941
Payroll, professional fees and related expenses (exclusive of stock compensation)	7,365,986	15,593,762	16,316,550
Office rent and expenses	443,475	1,148,349	1,027,600
Other general and administrative expenses	1,013,098	667,187	1,428,636
Depreciation and amortization	1,302,550	3,116,956	2,837,956
Stock compensation	843,962	1,623,714	-
Impairment charges	-	1,573,795	-
Restructuring charges	-	185,968	-
Total Operating Costs and Expenses	16,703,747	41,300,729	41,906,683

OPERATING LOSS	(6,141,274)	(11,272,510)	(1,600,986)

INTEREST INCOME (EXPENSE), NET	(1,357,558)	(2,507,981)	(2,827,566)

LOSS ON SALE OF ASSETS	(2,778,906)	-	-

LOSS ON EXTINGUISHMENT OF DEBT	-	(409,601)	-

EQUITY IN NET LOSS OF MICROLOG CORPORATION	(92,967)	-	-

MINORITY INTEREST - CONSOLIDATED SUBSIDIARY	-	-	71,037

LOSS FROM CONTINUING OPERATIONS	(10,370,705)	(14,190,092)	(4,357,515)

DISCONTINUED OPERATIONS
Loss from operation of discontinued operations	(2,132,269)	(31,708,196)	(5,818,892)
Loss on sale of discontinued operations	(5,858,628)	-	-

LOSS FROM DISCONTINUED OPERATIONS	(7,990,897)	(31,708,196)	(5,818,892)

NET LOSS APPLICABLE TO COMMON SHARES	$(18,361,602)	$(45,898,288)	$(10,176,407)

LOSS PER SHARE, BASIC AND DILUTED
Continuing operations	$(0.0134)	$(0.0235)	$(0.0106)
Discontinued operations	(0.0104)	(0.0525)	(0.0142)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.0238)	$(0.0760)	$(0.0248)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	770,392,506	603,759,813	411,157,718

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

BALANCE - MARCH 31, 2005	35,378	$35	355,918,011	$355,918	$43,195,250	$(21,196,550)	$22,354,653

Shares issued under the $100 million Standby Equity Distribution Agreement	-	-	95,000,000	95,000	22,055,740	-	22,150,740

Shares issued in acquisition of subsidiaries and assets	-	-	104,423,419	104,423	17,884,983	-	17,989,406

Conversion of notes payable and debentures	-	-	4,046,732	4,047	900,487	-	904,534

Exercise of common stock warrant	-	-	831,615	832	(832)	-	-

Financing fee related to the issuance of a convertible debenture	-	-	-	-	(1,295,000)	-	(1,295,000)

Issuance of warrant in connection with convertible debenture	-	-	-	-	853,200	-	853,200

Shares issued for consulting and investment banking services	-	-	447,172	447	82,053	-	82,500

Common stock registration costs	-	-	-	-	(34,419)	-	(34,419)

Net loss for the year	-	-	-	-	-	(10,176,407)	(10,176,407)

BALANCE - MARCH 31, 2006	35,378	35	560,666,949	560,667	83,641,462	(31,372,957)	52,829,207

Shares issued under the $100 million Standby Equity Distribution Agreement	-	-	18,586,633	18,587	6,636,537	-	6,655,124

Shares issued in payment of convertible debentures and related interest	-	-	93,177,199	93,177	5,154,755	-	5,247,932

Shares issued in connection with acquisition of TCS assets	-	-	9,079,903	9,080	665,920	-	675,000

Exercise of common stock options and warrants	-	-	6,822,620	6,823	3,177	-	10,000

Shares issued in acquisition of subsidiaries and assets	-	-	3,944,214	3,944	197,211	-	201,155

Issuance of warrants in connection with convertible debentures	-	-	-	-	1,090,499	-	1,090,499

Financing fees related to the issuance of convertible debentures	-	-	-	-	(505,000)	-	(505,000)

Shares issued for consulting and investment banking services	-	-	200,000	200	35,800	-	36,000

Common stock registration costs	-	-	-	-	(10,189)	-	(10,189)

Shares of ProGames issued for cash	-	-	-	-	3,114	-	3,114

Stock compensation expense	-	-	-	-	1,623,714	-	1,623,714

Net loss for the year	-	-	-	-	-	(45,898,288)	(45,898,288)

BALANCE - MARCH 31, 2007	35,378	35	692,477,518	692,478	98,537,000	(77,271,245)	21,958,268

Shares issued in payment of convertible debentures and related interest	-	-	82,602,090	82,602	2,033,855	-	2,116,457

Stock compensation expense	-	-	-	-	843,962	-	843,962

Shares issued in settlement of consulting agreement	-	-	742,188	742	118,008	-	118,750

Shares of ProGames issued for cash	-	-	-	-	21,201	-	21,201

Net loss for the year	-	-	-	-	-	(18,361,602)	(18,361,602)

BALANCE - MARCH 31, 2008	35,378	$35	775,821,796	$775,822	$101,554,026	$(95,632,847)	$6,697,036

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,361,602)	$(45,898,288)	$(10,176,407)
Loss from discontinued operations	7,990,897	31,708,196	5,818,892
Loss from continuing operations	(10,370,705)	(14,190,092)	(4,357,515)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,302,549	3,116,956	2,837,956
Stock compensation	843,962	1,623,714	-
Noncash interest expense	216,204	1,398,556	752,565
Equity in net loss of Microlog Corporation	92,967	-	-
Loss on sale of payphone assets	2,778,906	-	-
Asset impairment charges	-	1,573,795	-
Loss on debt extinguishment	-	409,601	-
Restructuring charges	-	185,968	-
Other	214,452	68,418	145,424
Changes in current assets and liabilities, net of disposals
(Increase) in restricted cash	(156,704)	(374,035)	-
Decrease in accounts receivable	2,991,364	1,624,734	1,713,875
(Increase) decrease in other current assets	504,958	159,496	(232,799)
(Increase) decrease in other assets	48,146	(236,749)	(268,256)
(Decrease) in accounts payable and accrued expenses	(2,900,751)	(1,894,753)	(3,861,849)
Increase in deferred revenue	-	600,000	18,115
Net cash provided by (used in) operating activities of discontinued operations	875,656	(624,317)	393,595
	6,811,709	7,631,384	1,498,626

Net cash (used in) operating activities	(3,558,996)	(6,558,708)	(2,858,889)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(313,405)	(1,423,103)	(973,200)
Proceeds from sale of payphones	3,248,741	-	-
Proceeds from sale of investments	361,503	-	-
Investment in Microlog Corporation	(274,254)	-	-
Acquisition of intangible assets	-	-	(1,325,096)
Cash paid for acquisitions	-	-	(4,297,252)
Cash received in acquisition of subsidiaries	-	-	314,124
Investing activities of discontinued operations	2,937,472	(2,946,591)	(9,294,007)

Net cash provided by (used in) investing activities	5,960,057	(4,369,694)	(15,575,431)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	-	6,666,917	22,616,456
Proceeds from the issuance of convertible debentures	-	7,000,000	15,500,000
Payments of long-term debt	(4,280,058)	(3,122,868)	(7,252,486)
Debt financing fees	-	(505,000)	(1,295,000)
Retirement of acquisition bridge loan	-	-	(13,000,000)
Proceeds from notes payable	1,100,000	-	-
Financing activities of discontinued operations	(576,730)	(1,077,684)	2,593,444

Net cash provided by (used in) financing activities	$(3,756,788)	$8,961,365	$19,162,414

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31
(CONTINUED)

	2008	2007	2006

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,355,727)	$(1,967,037)	$728,094

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	3,430,844	5,397,881	4,669,787

CASH AND CASH EQUIVALENTS - END OF YEAR	2,075,117	3,430,844	5,397,881

LESS CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	(1,063,721)	(1,437,063)	(1,341,933)

CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$1,011,396	$1,993,781	$4,055,948

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$1,475,137	$1,140,998	$1,651,670
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

Notes receivable from the sale of assets	$2,800,000	$-	$-
Issuance of Amended Debenture to YA Global	$-	$15,149,650	$-
Retirement of Debenture issued to YA Global	$-	$15,000,000	$-
Capital leases	$-	$5,174,173	$-
Debenture maturities and accrued interest paid with common stock	$1,967,908	$4,880,489	$-
Goodwill recorded in acquisitions	$-	$201,155	$18,336,791
Issuance of common stock for acquisitions	$-	$675,000	$18,326,406
Amortization of SEDA deferred financing fees	$-	$146,666	$880,000
Adjustment to minority interest	$-	$-	$150,000
Issuance of common stock for investment banker retainer fee	$-	$-	$58,500
Liability for common stock to be issued	$-	$-	$53,167

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008, 2007 AND 2006

NOTE 1-ORGANIZATION

Overview

MobilePro Corp., incorporated under the laws of the State of Delaware in July 2000, is a holding company with subsidiaries in the pay telephone and online gaming industries and an affiliate in the software industry. Although classified as discontinued operations, we still own an integrated telecommunications business. We previously owned broadband wireless, telecommunications and integrated data communications services companies which delivered a comprehensive suite of voice and data communications services, including local exchange, long distance, enhanced data, Internet, cellular, and wireless broadband services to end user customers. We previously operated in three industry segments - voice services, Internet services and wireless networks. Together with its consolidated subsidiaries, Mobilepro Corp. is hereinafter referred to as “Mobilepro” or the “Company”.

The Company’s voice services segment has included the operations of CloseCall America, Inc. (“CloseCall”), a Stevensville, Maryland-based competitive local exchange carrier (a “CLEC”), Davel Communications, Inc. (“Davel”), a Cleveland, Ohio-based independent payphone provider, and American Fiber Network, Inc. (“AFN”), a CLEC based in Overland Park, Kansas. The Company’s Internet services segment has included DFW Internet Services, Inc. (“DFW”, doing business as Nationwide Internet), an Irving, Texas-based Internet services provider, its acquired Internet service provider subsidiaries, and InReach Internet, Inc. (“InReach”), an Internet service provider based in Stockton, California. The Company’s municipal wireless networks operations were conducted primarily by a wholly owned subsidiary, NeoReach, Inc. (“NeoReach”), and its subsidiary, Kite Networks, Inc. (“Kite Networks”, formerly known as NeoReach Wireless, Inc.). The wireless networks segment also included the operations of the Company’s subsidiary, Kite Broadband, LLC (“Kite Broadband”), a broadband wireless service provider. Both Kite Networks and Kite Broadband are based in Ridgeland, Mississippi. The corporate segment has included our Internet gaming subsidiary, ProGames Network, Inc. (“ProGames”), that we founded in December 2005.

On June 30, 2007, the Company entered into a Purchase Agreement (the “USA Agreement”) with United Systems Access, Inc. (“USA”), pursuant to which USA agreed to acquire all of the outstanding shares of CloseCall and AFN (the Company’s “CLEC Business”, which was previously included in the voice services business segment) and all of the outstanding shares of DFW and InReach (together these companies have comprised the Company’s Internet services provider business segment, or “ISP Business” ). The sale of the ISP Business was completed on July 18, 2007. The sale of the CLEC Business was subject to the receipt of verification of certain regulatory approvals, which was originally expected to be obtained by the end of calendar year 2007. On January 14, 2008, the Company received notice from USA purporting to terminate the USA Agreement with respect to the sale of the CLEC Business, but provided that USA remained interested in discussing terms upon which it would purchase the CLEC Business (see Disposition Activities below and Note 3). USA was unable to complete the purchase on terms acceptable to the Company and, as a result of this default, the Company subsequently terminated the sale of its CLEC Business to USA.

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

Going Concern Uncertainty

The Company has historically lost money. The Company’s accumulated deficit at March 31, 2008 was $95,632,847. In the fiscal years ended March 31, 2008, 2007 and 2006, the Company sustained net losses of $18,361,602, $45,898,288 and $10,176,407, respectively. Over these periods, most of the acquired businesses of Mobilepro experienced declining revenues. Although restructuring measures reduced other operating expenses, the Company was unable to reduce the corresponding costs of services. In addition, the Company funded the start-up and operations of the municipal wireless networks and online gaming businesses without these companies achieving expected revenues. As a result, the amounts of cash used in operations during the fiscal years ended March 31, 2008, 2007 and 2006 were $3,558,996, $6,558,708 and $2,858,889, respectively.

Because the cash required to fund the continuing operating losses and to complete the build-out of planned municipal wireless networks exceeded the Company’s available capital, the Company signed agreements to sell substantial portions of its operations to several unaffiliated buyers. The Company is also planning to sell its CLEC Business. If the Company is successful in doing so, it will use the expected proceeds to retire the amounts owed under the convertible debentures issued to YA Global Investments, L.P. (“YA Global”, f/k/a Cornell Capital Partners, L.P).

Under the terms of the convertible debentures, as revised through January 16, 2008, the Company agreed to make weekly scheduled principal payments of at least $375,000 commencing February 1, 2008 with interest on the outstanding principal balance payable at the same time. The Company has made a partial payment of $114,530 toward the amounts due on the convertible debentures on February 1, 2008 and made partial payments of interest on the debentures aggregating $200,000 on May 2 and June 4, 2008. Accordingly, we are delinquent with respect to certain scheduled payments of principal and interest. We are in negotiations with YA Global, who has verbally granted forebearance, and expect to be able to obtain a revised payment schedule and an extension of the maturity date. However, in the event we are unable to execute on an extension of the maturity date and other terms, YA Global could declare the debt to be in default and demand immediate payment of all outstanding principal and interest. In addition, interest would accrue at the default rate of 24% per annum and YA Global could potentially foreclose on the Company’s assets.

Notwithstanding the delinquencies in payment of our debt, the Company has significant claims against third parties which, if successful, could be used by the Company to fund its obligations or to pay a portion of the amounts due to YA Global (see Note 13). Claims against third parties include litigation against AT&T Corporation, Sprint Communications Company, LP and Qwest Communications, Inc. for non-payment of dial around compensation to the Davel entities, portions of amounts claimed from telecommunications carriers for regulatory receipts, and contractual claims for damages in connection with the sale of the CLEC and Wireless Networks Businesses. However, there can be no assurance that the Company will be able to prevail in its claims against third parties or that the amount awarded, if any, can be collected by the Company.

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments based on recorded amounts for the foreseeable future. If the Company is unable to obtain an extension in the debt payment terms with YA Global, fails to permanently eliminate the cash requirements represented by the Wireless Networks Business and ProGames, and/or fails to sell the CLEC Businesses to USA or a new buyer on terms that are acceptable to the Company, the Company will not have the ability to continue as a going concern without additional capitaland/or collections of significant amounts on claims against third parties. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Gobility expected to raise capital for its operating purposes from an identified source pursuant to a funding commitment letter that was presented to the Company at closing. Because this funding has not been obtained, Gobility has been unable to fund its operations including the payment of amounts due under a series of capital equipment leases and other equipment-related obligations. On the date of the sale to Gobility, the aggregate amount of this debt included in the balance sheet of Kite Networks was approximately $6,111,000. Because the equipment leases and other equipment purchases were co-signed by Mobilepro, if Kite Networks fails to pay the leases, the Company could be required to pay this debt.

On March 10, 2008, Gobility sold the assets of the wireless network in Longmont, Colorado, and the Company received the proceeds in the form of promissory notes totaling $1,800,000. In addition, the Company entered into a forebearance agreement with the principal equipment vendor and agreed to pay the $1,591,978 equipment obligation, with interest at the prime rate, and a related lease obligation in the principal amount of $149,749. In March 2008, the Company also paid one of the leases with an aggregate principal balance of $318,595, plus accrued interest, by paying $93,000 in cash and applying the $250,000 certificate of deposit that secured the lease relating to the Tempe, Arizona wireless network. The Company is currently cooperating with Gobility in its efforts to sell the remaining assets of Kite Networks in order to pay off the obligations relating to the leases and other equipment. In the event Gobility is unsuccessful in its attempts to sell the remaining assets and satisfy the lease obligations, the Company could be required to make the payments on the remaining leases. At March 31, 2008, the amounts recorded on the consolidated balance sheets as liabilities of companies held for sale relating to the lease obligations, accrued interest, and the equipment obligation were $3,569,518, $342,592, and $1,571,978, respectively. The Company has also recorded the certificates of deposits securing the lease obligations of $937,664 as assets of companies held for sale.

In March 2007, the Company announced that it had signed a definitive agreement for the merger of ProGames, its online gaming subsidiary, with and into Winning Edge International, Inc. Consummation of the transaction was subject to a number of closing conditions including the arrangement of financing that would have sustained the operations of the combined entity. The anticipated financing was not procured. As a result, the merger agreement was terminated and the Company continues to fund the operating costs of ProGames. The Company is currently exploring strategic alternatives with respect to its investment in ProGames. The net loss incurred by ProGames in the year ended March 31, 2008 was $679,100.

The operating losses incurred by Davel adversely affected the consolidated operating results of the Company. For the fiscal year ended March 31, 2008, Davel incurred a net loss of $5,345,739. However, most of the payphones have been sold to unaffiliated payphone operators in the current year. In June 2007, the Company sold approximately 730 operating payphones and received in excess of $200,000 in cash proceeds. On September 7, 2007, Davel sold approximately 21,405 payphones to Sterling Payphones, LLC (“Sterling”) (see Note 3). Under the terms of the sale agreement, the Company received $50,000 in cash, $1,839,821 in cash was paid to YA Global to reduce the amount of principal and interest owed under the outstanding convertible debentures issued to YA Global, and, pursuant to the sale agreement, other amounts were placed in escrow to pay certain key vendors of Davel and to satisfy potential indemnification claims. Sterling also assumed certain liabilities of Davel. Effective September 30, 2007, Davel sold an additional 300 payphones for approximately $85,000. After these sales, Davel’s remaining operations have been significantly reduced. Davel’s remaining operations are being continued and Davel is pursuing the recovery of certain claims including the AT&T, Sprint and Qwest claims described in Note 13.

To date, YA Global has been a significant source of capital for us, providing financing in several forms. During fiscal 2007, we borrowed funds under a series of convertible debentures. The total amount owed to YA Global under the debentures at March 31, 2007 was $18,149,650. In May 2007, we borrowed $1,100,000 from YA Global under a promissory note in order to help bridge our cash flow shortfall during the first quarter. This promissory note and accrued interest were repaid in July 2007. Using shares of our common stock registered on Form S-3 in November 2006, we made principal and interest payments on the debentures that totaled $4,880,489 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of registered shares available for the conversion of the debentures was exhausted. We made additional cash payments of principal and interest on the debentures that totaled $4,149,651 during the fiscal year ended March 31, 2008, primarily from the proceeds of the sale of the ISP Business and payphone assets, and partial payments of interest after March 31, 2008 aggregating $200,000. As discussed above, the Company has not made the weekly scheduled principal payments of $375,000 plus interest commencing February 1, 2008 and we are delinquent with respect the convertible debentures. We are in negotiations with YA Global, who has verbally granted forebearance, and expect to be able to obtain a revised payment schedule and an extension of the maturity date. However, in the event we are unable to execute on an extension of the maturity date and other terms, YA Global could declare the debt to be in default and demand immediate payment of all outstanding principal and interest. In addition, interest would accrue at the default rate of 24% per annum and YA Global could potentially foreclose on the Company’s assets. The total principal amount owed to YA Global under the debentures at March 31, 2008 was $13,168,944.

The Company received letters of interest regarding the acquisition of the Close Call, AFN and the Internet service provider businesses. As disclosed above, on June 30, 2007, the Company entered into an agreement to sell the CLEC and ISP Businesses to USA. The total purchase price of $27.7 million ($30.0 million face value) included cash proceeds of approximately $21.9 million and convertible preferred stock with an $8.1 million face value and originally valued for accounting purposes at $5.8 million. The sale of the ISP Business closed on July 18, 2007 resulting in the Company’s receipt of $500,000 cash, the payment of $2,000,000 to YA Global, and the Company’s receipt of a promissory note for $2,000,000 and 8,100 shares of convertible preferred stock of USA. The payment to YA Global retired the $1.1 million promissory note issued in May 2007 and approximately $25,000 in related accrued interest and convertible debenture principal and accrued interest of approximately $393,000 and $482,000, respectively. On January 3, 2008, the Company entered into an amendment to the $2,000,000 promissory note due from USA. USA made payments of $500,000 each on January 4 and January 11, 2008 with the remaining balance of $1,000,000, together with accrued interest at the rate of 7.75%, due on the earlier of the date of the closing of the sale of the CLEC Business or March 31, 2008. Of the $1,000,000 of payments, the Company received $125,000 and the remaining $875,000 was used to pay principal and interest on the convertible debentures due to YA Global. USA stands in default on the remaining principal balance of $1,000,000 and accrued interest. The Company and USA are in negotiations to resolve the payment default existing under the promissory note.

On January 14, 2008, the Company received notice from USA purporting to terminate the USA Agreement with respect to the sale of the CLEC Business, but provided that USA remained interested in discussing terms upon which it would complete the sale. The Company has been in communications with USA and disputes the validity of the claims alleged for the purported termination, which include the alleged failure to obtain certain regulatory and contractual approvals and the alleged breach of certain representations and warranties set forth in the USA Agreement. The Company believes the purported termination was in bad faith and intends to pursue any and all legal and equitable remedies available to it against USA. Despite the on-going discussions with USA, the Company has re-assumed operating control of AFN and Close Call and has terminated the agreement to sell its CLEC Business to USA. In addition, the Company is currently seeking an alternate buyer in its efforts to sell the CLEC Business.

With the cash proceeds expected to be received by the Company from the sale of the CLEC Business, the Company intends to retire the remaining amounts owed to YA Global under the convertible debentures, including accrued interest. The Company has been in communication with YA Global regarding the impact of USA’s actions and the Company’s continuing efforts to sell the CLEC Business. If the sale of the CLEC Businesses is not completed and the Company is unable to generate sufficient cash to cover operating costs and the amounts due on the YA Global debt, the Company may not have the ability to continue as a going concern.

Companies Held for Sale

The assets and liabilities of the CLEC Business are summarized and classified as “held for sale” in the accompanying consolidated balance sheets at March 31, 2008 and 2007. In addition, the assets and liabilities of the Wireless Networks and ISP Businesses are classified as “held for sale” in the accompanying consolidated balance sheet at March 31, 2007. The operating results of these businesses are included in discontinued operations in the accompanying consolidated statements of operations for the fiscal years ended March 31, 2008, 2007 and 2006.

Summary of Acquisition Activities

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior-period financial statement balances have been reclassified to conform to the March 31, 2008 presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. The Company maintains cash and cash equivalents with financial institutions that exceed the limit of insurability under the Federal Deposit Insurance Corporation. However, due to management’s belief in the financial strength of the financial institutions, including Bank of America, management does not believe the risk of keeping deposits in excess of federal deposit limits to be a material risk.

Restricted Cash

The Company is required to maintain letters of credit collateralized by cash as additional security for the performance of obligations under certain service agreements. Restricted cash also includes $206,397 that will be held in escrow through September 8, 2008 to indemnify Sterling for possible claims that may arise in connection with the sale of Davel’s payphones. The cash escrow and collateral is restricted and is not available for the Company’s general working capital needs. The letters of credit expire at various dates through September 2009.

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

Davel also recognizes revenue related to non-coin dial-around calls that are initiated from a Company payphone in order to gain access to a specific long distance company or to make a standard toll free call. Revenue related to such dial-around calls is recognized initially based on estimates. The inter-exchange carriers have historically paid for fewer dial-around calls than are actually made and the collection period for dial-around revenue is generally four to six months, but can be in excess of one year. Most dial-around receivable amounts are received early in each calendar quarter from an industry clearinghouse organization, one quarter in arrears. For example, Davel was entitled to receive its dial-around receipts related to the quarter ended June 30, 2007 in October 2007, allowing it to adjust the second calendar quarter dial-around receivable amount included in the balance sheet at September 30, 2007 based on the actual collection experience. Davel’s estimate of revenue for the most recent calendar quarter is based on the historical analysis of calls placed and amounts collected. These analyses are updated on a periodic basis. Recorded amounts of revenue may be adjusted based on actual receipts and/or the subsequent revision of prior estimates. Total dial-around revenue amounts for the fiscal years ended March 31, 2008, 2007 and 2006 were approximately $2,297,000, $6,198,000 and $9,656,000, respectively.

Accounts Receivable

The Company conducts business and may extend credit to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances and based to a significant extent on recent historical overall account write-off experience. The Company had allowances for doubtful accounts of $993,356 and $963,692 at March 31, 2008 and 2007, respectively, relating to accounts receivable other than dial-around compensation amounts, which were included in assets of companies held for sale in the accompanying consolidated balance sheets.

Accounts receivable balances relating to dial-around revenues are concentrated with companies in the telecommunications industry. Accordingly, the credit risk associated with such accounts receivable will fluctuate with the overall condition of the telecommunications industry. A primary component of such accounts receivable balance includes an amount that the Company expects to collect related to the most recent calendar quarterly period as described above. The estimated dial-around receivable amount at each balance sheet date is based on the Company’s historical collection experience. Dial-around receivable amounts included in the consolidated balance sheets at March 31, 2008 and 2007 were $45,692 and $2,856,629, respectively. During all periods presented, credit losses, to the extent identifiable, were generally within management’s overall expectations.

Notes Receivable

Notes Receivable consist of a $2,000,000 note receivable from USA, as amended, with a remaining principal balance of $1,000,000, and $1,865,000 of notes receivable that the Company received in connection with Gobility’s sale of the Longmont Colorado wireless network (see Note 3). USA has not paid the remaining principal balance nor accrued interest, which was due on March 31, 2008, and is in default with respect to this note. The Company is presently negotiating with USA to revise the payment terms relating to this note. This note and accrued interest of $19,852 are included in current assets of continuing operations in the accompanying consolidated balance sheets.

The notes receivable from the purchaser of the Longmont, Colorado wireless network consist of short-term notes aggregating $65,000 that are due within one year and $1,800,000 of long-term notes. The long-term notes receivable provide for quarterly payments of interest only at 9% for the first three years beginning September 1, 2008 plus equal quarterly principal payments of $137,500, plus interest, commencing March 1, 2011. The notes and any unpaid interest are due on March 9, 2015.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Financing Fees

The financing fees paid in May 2004 to YA Global and others related to the negotiation of the Standby Equity Distribution Agreement (the “SEDA”) were deferred and, in the prior years, were amortized against additional paid-in-capital on a straight-line basis over the twenty-four (24) month term of the SEDA. These fees were paid with the issuance of 8,000,000 shares of Mobilepro common stock valued in the amount of $1,760,000. The Company recorded amortization of approximately $880,000 in the fiscal year ended March 31, 2006 and $147,000 in the fiscal year ended March 31, 2007, completing the amortization of the cost of the deferred asset. The fees paid to YA Global and others at the time that funds were drawn under equity lines of credit (3% for the SEDA), amounting to $588,500 in the year ended March 31, 2006, were charged to additional paid-in-capital. No such fees were incurred in the fiscal years ended March 31, 2008 or 2007 related to the SEDA.

The Company also incurred financing costs of $505,000 and $1,295,000 in the fiscal years ended March 31, 2007 and 2006 in connection with issuance of convertible debenture to YA Global. These costs, representing primarily fees paid in cash to YA Global, were charged to additional paid-in-capital.

Accounting for Stock Options and Warrants

For the fiscal year ended March 31, 2006, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). APB 25 provided that compensation expense relative to a Company’s employee stock options was measured based on the intrinsic value of the stock options at the measurement date.

In December 2004, the Financial Accounting Standards Board (the “FASB”) revised SFAS No. 123, “Accounting for Certain Transactions Involving Stock Compensation” (“SFAS 123”). The revision was entitled “Share-Based Payment” (“SFAS 123R”), replacing SFAS 123 and superseding APB 25, and its scope encompasses a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recorded in financial statements. For each transaction, compensation cost is to be measured based on the fair value of the equity or liability instrument issued. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition of compensation expense. The Company adopted SFAS 123R, effective April 1, 2006 (see Note 10). The amounts of related compensation expense recorded for the fiscal years ended March 31, 2008 and 2007 were $843,962 and $1,623,714, respectively.

Property, Plant and Equipment

Furniture and equipment are included in fixed assets in the accompanying consolidated balance sheets and are stated at cost. Depreciation expense is computed using the straight-line method during the estimated useful life of each asset. The amounts of depreciation related to continuing operations included in the consolidated statements of operations for the fiscal years ended March 31, 2008, 2007 and 2006 were approximately $1,087,000, $2,488,000 and $2,194,000, respectively. When an asset is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. At March 31, 2008 and 2007, property, plant and equipment values related to continuing operations were as follows:

	Estimated Useful Lives (in years)	2008	2007
Furniture and fixtures	7	$78,261	$371,725
Machinery and equipment	5	472,115	12,368,851
Leasehold improvements	7	-	102,067
Vehicles	5	-	67,177
Subtotals		550,376	12,909,820
Less accumulated depreciation		(292,721)	(4,495,259)
Fixed assets, net		$257,655	$8,414,561

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, furniture and equipment and other long-lived assets included in assets of companies held for sale are not depreciated or amortized while such assets are classified as held for sale.

Advertising Contracts

CloseCall uses print, signage, radio and television advertising to market services to customers of certain local professional sports teams. Advertising programs include the use of long-term contracts. Upon the negotiation of such a contract, the Company records the cost of the advertising program as an asset, and amortizes the balance to operating expenses over the life of the contract. At March 31, 2008, assets of companies held for sale included prepaid expenses of $137,749 related to such contracts. The corresponding contract liability is paid typically in installments. At March 31, 2008, liabilities of companies held for sale included accounts payable and accrued expenses of $171,375 that are payable under such contracts. At March 31, 2007, assets of companies held for sale included prepaid expenses and other assets balances of $313,533 and $161,036, respectively, related to such contracts; liabilities of companies held for sale included accounts payable and long-term liabilities balances of $363,610 and $194,388, respectively, that were payable under such contracts.

Customer Location Contracts

Intangible assets of continuing operations included amounts paid to property location owners in connection with payphone installation contracts, which had a net balance of $1,333,516 at March 31, 2007. These other assets, which were sold in conjunction with the sale of a majority of Davel’s payphones in September 2007, were amortized on a straight-line basis over their estimated useful lives based on the contract terms (generally 5 years). Accumulated amortization related to these contracts at March 31, 2007 was $1,217,905. Amortization expense related to location contracts was $208,186, $610,825 and $625,682 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

In connection with the acquisition of certain customer rights to provide broadband services under an agreement with Sprint Communications Company L.P. (“Sprint”), Kite Broadband made an up-front payment of $6,578,550, which was capitalized and allocated between the value ascribed to the initial three-year term of the agreement with Sprint, amounting to $1,966,200, and the value ascribed to the bargain purchase option, amounting to $4,612,350. The amount assigned to the initial term of the agreement was being amortized on a straight-line basis over the initial three-year term. For the fiscal years ended March 31, 2007 and 2006, amortization expense included in discontinued operations was approximately $663,000 and $497,000, respectively. In addition, the Company recorded an impairment charge at March 31, 2007 in the amount of $5,468,215 representing the entire remaining carrying value of this asset.

Investments

During the year ended March 31, 2005, the Company provided certain management services to two emerging technology firms. As consideration, the Company received a non-affiliate equity interest in each firm. These investments were recorded in the amounts of $300,000 and $150,000, respectively, approximating the value of the services provided. The shares of common stock held by the Company are considered to be available-for-sale securities. If a decline in the fair value of these securities is judged by management to be other than temporary, the cost basis of the securities would be written down to fair value at that time. During the fiscal year ended March 31, 2008, the Company received $361,503 from the sale of some of the shares, wrote down the carrying value of the remaining shares and recognized a loss of $81,587. The carrying value of the common stock included in other assets of continuing operations at March 31, 2008 and 2007 was $6,910 and $450,000, respectively.

The Company received advanced proceeds, primarily in the form of an investment in 8,100 shares of USA convertible preferred stock (the “USA Preferred”), in connection with the sale of the ISP and CLEC Businesses as described in Note 3 below. The fair value of the USA Preferred of $5,763,893, net of a $2,336,107 discount, was initially recorded and the discount was accreted to income in the amount of $244,198. Following the termination of the sale of the CLEC Business to USA in the fourth quarter of the fiscal year ended March 31, 2008, the value of the convertible preferred stock was considered impaired and was written-off against the liability recorded for the advance from USA. The difference between the carrying values of the asset and liability of $56,442 was recorded as a reduction in the loss on sale of discontinued operations in the accompanying consolidated statements of operations for the fiscal year ended March 31, 2008.

On January 5, 2008, the Company entered into an agreement to purchase 2,666,667 shares of the outstanding common stock of Microlog Corporation (“Microlog”) from TFX Equities, Inc. (“TFX”) for $1,000 in cash (the “Microlog Agreement”). The Company also received from TFX $2,000,000 of 10% subordinated notes, due from Microlog on January 5, 2011, that are convertible into Microlog common stock at a price of $0.10 per share, warrants to purchase 100 shares of Series A convertible preferred stock of Microlog, and warrants to purchase 750,000 shares of Microlog common stock at an exercise price of $0.10 per share in connection with the Microlog Agreement. In addition, the Company invested $250,000 in cash directly in Microlog in exchange for a 10% subordinated note with a face value of $250,000, due January 5, 2011, that is convertible into Microlog common stock at a price of $0.10 per share. The Company owns approximately 31% of the outstanding common stock of Microlog and accounts for its investment using the equity method of accounting. If all of the warrants and convertible securities issued by Microlog were exercised or converted to common stock, the Company would own approximately 71% of the outstanding common stock on a fully diluted basis. Microlog is a Germantown, MD based government contractor that develops, sells and installs software for integrated voice response and web-based customer contact systems in the healthcare industry. Microlog’s common stock is traded on the “Pink Sheets” under the symbol “MLOG”. The market value of the Company’s investment in the common stock of Microlog at March 31, 2008 was $1,280,000.

In January 2008, the Company also entered into a management agreement to provide financial, legal and administrative services to Microlog at a rate of $8,800 per month. The accompanying consolidated statements of operations include $22,000 of revenues related to this management agreement and $53,630 of interest income related to notes receivable from Microlog in the fourth quarter of fiscal 2008. It also includes $92,967 relating to the Company’s equity in the net loss of Microlog since the investment was acquired. At March 31, 2008, the carrying value of the investment and amounts due from Microlog of $256,917 is included in other assets in the accompanying consolidated balance sheets.

Accounts Payable and Accrued Liabilities

The accounts payable and accrued liabilities of continuing operations consisted of the following at the indicated dates:

	March 31 2008	March 31 2007

Accounts payable	$768,175	$2,431,438
Accrued location usage fees	-	1,800,991
Accrued restructuring costs	100,218	100,218
Accrued compensation	252,874	449,021
Accrued interest expense	167,371	161,950
Other accrued liabilities	1,888,399	3,614,011
Totals	$3,177,037	$8,557,629

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

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for financial statements issued for the Company’s fiscal year beginning April 1, 2008 (April 1, 2009 with respect to certain non-financial assets and liabilities), and interim periods within such fiscal years. The Company does not expect FAS 157 to have a significant impact on the consolidated financial statements.

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

NOTE 3-DISPOSITION OF BUSINESSES

Sale of the ISP and CLEC Businesses

On June 30, 2007, the Company entered into a Purchase Agreement with USA, pursuant to which USA agreed to acquire all of the outstanding shares of CloseCall, AFN, DFW and InReach. The USA Agreement was subsequently amended to extend the closing date for the sale of the ISP Business which was completed on July 17, 2007. The closing for the CLEC Business was expected to occur following receipt of the necessary regulatory approvals. Until the closing, USA agreed to manage the CLEC Business pursuant to a management agreement entered into with USA (the “USA Management Agreement”).

On January 14, 2008, the Company received notice from USA purporting to terminate the USA Agreement with respect to the sale of the CLEC Business, but provided that USA remained interested in discussing terms upon which it would complete the purchase. The Company has been in communications with USA and disputes the validity of the claims alleged for the purported termination, which include the alleged failure to obtain certain regulatory and contractual approvals and the alleged breach of certain representations and warranties set forth in the USA Agreement. The Company believes the purported termination was in bad faith and intends to pursue any and all legal and equitable remedies available to it against USA. Despite the on-going discussions with USA, the Company has re-assumed operating control of AFN and CloseCall and has terminated the agreement to sell the CLEC Business to USA.

Under the USA Agreement, the total purchase price for the ISP and CLEC Businesses was $27,663,893 consisting of $21.9 million in cash and 8,100 shares of convertible preferred stock of USA (the “USA Preferred”) with a fair value of $5,763,893. The 8,100 shares of USA Preferred, received as an advanced payment towards the purchase of the CLEC Business, are convertible into 7.5% of the outstanding common stock of USA and could be redeemed for $8.1 million in cash, at the option of the Company, anytime following the third anniversary of the closing of the CLEC Business (the “Put Option”). Prior to that time, USA had the option to redeem all of the unconverted USA Preferred for $12,960,000. The fair value of the USA preferred was originally based on the present value of the $8.1 million Put Option discounted at an interest rate of 10%. Through December 31, 2007, the discount on the USA preferred of $2,336,107 was being accreted to income through the estimated date the Put Option was to become exercisable using the interest method. For the fiscal year ended March 31, 2008, the Company recorded and included as an offset to interest expense $244,198 of income relating to the discount. Following the termination of the sale of the CLEC Business to USA in the fourth quarter of fiscal 2008, the value of the USA Preferred was considered impaired. The Company discontinued the accretion of the discount and wrote-off the carrying value of the USA Preferred against the liability recorded for the advanced proceeds from USA. The net difference in carrying values of $56,442 was recorded as a reduction in the loss on sale of discontinued operations in the accompanying consolidated statements of operations for the fiscal year ended March 31, 2008.

Upon the closing of the sale of the ISP Business on July 18, 2007, the Company received $2.5 million in cash, a $2 million note, which was originally payable upon the earlier of the closing of the CLEC Business or January 1, 2008, and the 8,100 shares of USA Preferred. The remaining cash proceeds of $17,400,000 was to be paid by USA at the time of the CLEC closing. Until that time, USA was required to cause the managed companies to make monthly payments of interest on this balance at a rate of 7.75% directly to YA Global, two months in arrears. The Company received the monthly payments due through January 1, 2008, which payments have been applied to principal and interest on the Secured Debenture and Amended Debenture. The Company initially recorded these payments as an offset to interest expense in the amount of $616,985 through December 31 2007. In the fourth quarter of fiscal year 2008, the Company reversed this amount that was previously credited to interest expense.

On January 3, 2008, the Company entered into an amendment to the $2,000,000 promissory note due from USA. USA made payments of $500,000 each on January 4 and January 11, 2008 with the remaining balance of $1,000,000, together with accrued interest at the rate of 7.75%, due on the earlier of the date of the closing of the sale of the CLEC Business or March 31, 2008. Of the $1,000,000 of payments, the Company received $125,000 and the remaining $875,000 was used to pay principal and interest on the convertible debentures due to YA Global. To date, USA has not paid the remaining principal balance of $1,000,000 nor the accrued interest due on the amended promissory note and USA is in default with respect to this note. The Company is presently negotiating with USA to revise the payment terms relating to this note.

The loss incurred in connection with the sale of the ISP Business, after adjustment for the termination of the sale of the CLEC Business, of $2,424,785 is included in the loss on sale of discontinued operations in the accompanying consolidated statements of operations.

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

Under the terms of the Gobility Debenture, Gobility was required to raise at least $3.0 million in cash no later than August 15, 2007. To date, Gobility has not obtained financing and is in default with respect to the Gobility Debenture. As a result of this default, the Company has the right but not the obligation to repurchase the Wireless Networks Business with the surrender of the Gobility Debenture and the payment of nominal additional consideration. In addition to its inability to obtain the required financing, Gobility has been unable to fund its operations including the payment of amounts due under a series of capital equipment leases and other equipment-related obligations. Because the equipment leases and other equipment purchases were co-signed by Mobilepro, if Kite Networks fails to pay the leases, absent any other defenses it may have, the Company could be obligated to pay the debt. As a result of these defaults by Gobility, the Company has written off the $2.0 million Gobility Debenture and has recorded the capital leases and equipment-related obligations as liabilities in connection with the sale. The Company has also recorded the certificates of deposits securing the lease obligations.

The Company is currently cooperating with Gobility in its efforts to sell the assets of Kite Networks in order to pay off the obligations relating to the leases and other equipment. On March 10, 2008, Gobility sold the assets of the wireless network in Longmont, Colorado, and the Company received the proceeds in the form of promissory notes from the purchaser totaling $1,800,000. In addition, the Company entered into a forebearance agreement with the principal equipment vendor and agreed to pay the $1,591,978 equipment obligation, with interest at the prime rate, and a related lease obligation in the principal amount of $149,749. In March 2008, the Company also paid off one of the leases relating to the Tempe, Arizona wireless network with an aggregate principal balance of $318,595, plus accrued interest, by paying $93,000 in cash and applying the $250,000 certificate of deposit that secured the lease. As a result of the sale to Gobility and these transactions, the Company recorded a net loss on the sale of its Wireless Networks Business of $3,433,843 that is included in the loss on sale of discontinued operations in the consolidated statements of operations.

The Company continues to cooperate with Gobility in its efforts to sell the remaining assets of Kite Networks. In the event Gobility is unsuccessful in its attempts to sell the remaining assets and satisfy the lease obligations, the Company, subject to any defenses it might have, could be required to make the payments on the remaining leases. At March 31, 2008, the amounts recorded on the balance sheet as liabilities of companies held for sale relating to the capital lease obligations, accrued interest, and the equipment obligation were $3,569,518, $342,592, and $1,571,978, respectively. The Company has also recorded the certificates of deposits securing the lease obligations in the aggregate amount of $937,664 as assets of companies held for sale in the accompanying consolidated balance sheets.

Discontinued Operations

The Company has sold its Wireless Networks and ISP Businesses and continues to market its CLEC Business. Revenues, operating costs and expenses, and other income and expense attributable to the Wireless Networks, ISP and CLEC Businesses have been aggregated to a single line, loss from discontinued operations, in the consolidated statements of operations for all periods presented. The Company has no income taxes due to operating losses incurred for tax purposes. No interest expense, other than amounts relating to the capital leases or other debt recorded by the discontinued businesses, has been allocated to discontinued operations.

 The revenues and the net losses of discontinued operations were as follows:

	Years Ended March 31
	2008	2007	2006

Revenues	$41,938,913	$59,061,109	$58,707,770

Loss from discontinued operations before disposal	(2,132,269)	(31,708,196)	(5,818,892)
Loss on disposal	(5,858,628)	-	-

Loss from discontinued operations	$(7,990,897)	$(31,708,196)	$(5,818,892)

Assets and liabilities associated with the Wireless Networks, ISP and CLEC Businesses have been segregated from continuing operations and presented separately as assets of companies held for sale and liabilities of companies held for sale in the consolidated balance sheets at March 31, 2008 and 2007. The major classifications of such assets and liabilities were as follows:

	March 31 2008	March 31 2007

Cash and cash equivalents	$1,063,721	$1,437,063
Restricted cash	1,425,165	1,798,200
Accounts receivable, net	2,718,933	5,387,772
Prepaid expenses and other current assets	1,125,926	2,401,464
Fixed assets, net	539,047	10,368,844
Goodwill, net of impairment	20,531,278	29,547,074
Customer contracts and relationships, net	508,424	593,734
Other assets	108,647	782,278

Assets of companies held for sale	$28,021,141	$52,316,429

Accounts payable and accrued expenses	$5,247,140	$11,222,807
Deferred revenue	701,638	3,864,518
Notes payable and capital lease obligations	3,714,366	5,111,867

Liabilities of companies held for sale	$9,663,144	$20,199,192

Sale and Exchange of Payphones

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

In September 2007, in three transactions, we completed the sale of approximately 21,700 payphones to unaffiliated purchasers. After the direct payment of certain related liabilities and broker fees in the aggregate amount of approximately $851,000, and the funding of escrow accounts established for the payment of vendor obligations and indemnification claims in the aggregate amount of $1,200,000, proceeds of approximately $1,840,000 were used to retire convertible debenture debt of approximately $1,672,000 and related accrued interest of approximately $168,000. A net loss of $2,800,206 was included in the loss from continuing operations in the fiscal year ended March 31, 2008 in connection with these transactions.

In September 2005, Davel sold the majority of the payphones and certain related assets and liabilities of its Bronx, New York field service office (2,204 payphones) for a net selling price of $962,246. Davel recognized a $91,373 gain on the sale of the net assets and incurred $144,073 of exit and disposal activity costs associated with the closing of its Bronx field service office. The net loss of $52,700 is included in other general and administrative expenses in the accompanying consolidated statement of operations for the year ended March 31, 2006. Davel also entered into agreements with the purchaser of its payphones to acquire certain of their payphones in Florida and to maintain, to service and to collect Davel’s remaining payphones in the New York City area. On September 30, 2005, Davel acquired 2,240 payphones located in Florida from the purchaser for a net purchase price of $784,000.

NOTE 4-IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

At March 31, 2008 and 2007, the Company’s consolidated balance sheets included goodwill of $20,531,278 and $29,547,074, respectively. The goodwill amounts, included in assets of companies held for sale at March 31, 2008 and 2007, were recorded in connection with the series of acquisitions completed by the Company since January 1, 2004. Generally accepted accounting principles require that the Company assess the fair value of goodwill amounts relating to acquired entities at least annually in order to identify any impairment in the values. However, on a quarterly basis, management is alert for events or circumstances that would indicate that, more likely than not, the fair value amounts of goodwill for reporting segments have been reduced below the corresponding carrying amounts. If there is a determination that the fair value of an acquired entity is less than the corresponding net assets amount, including goodwill, an impairment loss would be identified and recorded at that time. As of March 31, 2008, the Company evaluated the carrying value of goodwill included in assets of companies held for sale and determined that no adjustment for impairment was required.

During the fiscal year ended March 31, 2007, the Wireless Networks Business, the ISP Business and Davel did not perform as expected. In addition, as discussed above, the Company was engaged in negotiations for the sale of all of these businesses. As a result, management reviewed the carrying values of the assets of these businesses at March 31, 2007 and determined that adjustments for goodwill and other asset impairment were appropriate. The Company recorded impairment charges in the total amount of $25,185,098 at March 31, 2007, including $17,745,303 representing the entire amount of goodwill and other intangible assets related to Wireless Networks, $4,384,000 relating to the goodwill of the ISP Business, $1,482,000 relating to certain deployed wireless network equipment of Kite Networks, and $1,573,795 relating to certain payphone equipment and location contracts of Davel. The Company had previously recorded goodwill impairment charges related to the ISP Business of $2,090,889 in the nine months ended December 31, 2006. Of the total asset impairment charges recorded for the fiscal year ended March 31, 2007, $25,702,192 of this amount was included in the loss from discontinued operations and $1,573,795 was included in operating costs and expenses relating to continuing operations.

For the fiscal year ended March 31, 2006, the Company recorded goodwill impairment charges of $4,446,545, including $2,627,635 relating to the ISP Business and $1,818,910 relating to Affinity Telecom, part of the Company’s CLEC Business. These amounts were included in the loss from discontinued operations in the consolidated statements of operations.

NOTE 5-RESTRUCTURING OF OPERATIONS

During the quarter ended December 31, 2005, management adopted a plan to integrate the operations of the acquired companies, in particular the operations of the Internet services business segment, with a focus on combining functions and reducing operating costs. Accordingly, the Company recorded a total restructuring charge of $825,703 in the fiscal year ended March 31, 2006 relating to the termination of certain employees, the disposal of certain equipment and the abandonment of certain leased facilities. At March 31, 2006, the accrued restructuring costs balance was $486,311. During the fiscal year ended March 31, 2007, the Company recorded additional restructuring charges related primarily to the termination of additional employees in the amount of $283,839. At March 31, 2007 the accrued restructuring costs balance was $284,918 including $184,700 related to the loss expected on the abandonment of leased facilities and $100,218 related to the termination of certain employees. During the fiscal year ended March 31, 2007, the Company made related payments totaling $485,032. Except for $185,968 of restructuring charges incurred in fiscal year 2007, the restructuring charges were included in the loss from discontinued operations in the consolidated statements of operations. At March 31, 2008, the accrued restructuring costs balance of $100,218 was included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

NOTE 6-THE FORMATION OF KITE BROADBAND

In June 2005, Kite Broadband was funded with the Company making an investment of $3,825,000 in cash and receiving 51% ownership. The minority owners invested $3,675,000 in cash. On June 30, 2005, Kite Broadband closed a Master Agreement for Services (the “Sprint Agreement”) with Sprint under which the Company was to provide services to Sprint’s broadband customers in fourteen (14) metropolitan markets for a period of three years utilizing the Sprint mark. The Sprint Agreement covers, among other things, the provisioning of certain customer-facing services, such as customer operations and call center management, sales, marketing, billing, collection, installation and repair. Sprint continued to provide network support and transport services. The customers remain Sprint customers during the initial three-year term of the Sprint Agreement. Upon expiration of the Sprint Agreement, the Company had the option to acquire the then existing customers pursuant to the terms of the Sprint Agreement. All network and spectrum assets will remain Sprint property. In December 2005, Kite Broadband made a cash distribution of $127,500 to its investors. The Company’s share of the distribution was $65,025.

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

NOTE 7-DEBT

Debt Maturities

A summary of the balances owed under the debentures, notes payable, and other long-term liabilities of continuing operations at March 31, 2008 and 2007 was as follows:

	March 31	March 31
	2008	2007
Amended Debenture issued to YA Global	$11,006,823	$12,649,650
Secured Debentures issued to YA Global	2,162,121	5,500,000
Other notes payable and long-term obligations	115,000	138,500
	13,283,944	18,288,150
Less: Unamortized debt discounts	(30,208)	(294,318)
Less: Amounts due within one year	(13,253,736)	(15,101,081)
Long-term portion of debt	$-	$2,892,751

Under the terms of the convertible debentures, as revised through January 16, 2008, the Company agreed to make weekly scheduled principal payments of at least $375,000 commencing February 1, 2008 with interest on the outstanding principal balance payable at the same time. The Company has made a partial payment of $114,530 toward the amounts due on the convertible debentures on February 1, 2008 and made partial payments of interest on the debentures aggregating $200,000 on May 2 and June 4, 2008. Accordingly, we are delinquent with respect to certain scheduled payments of principal and interest. We are in negotiations with YA Global, who has verbally granted forebearance, and expect to be able to obtain a revised payment schedule and an extension of the maturity date. However, in the event we are unable to execute on an extension of the maturity date and other terms, YA Global could declare the debt to be in default and demand immediate payment of all outstanding principal and interest. In addition, interest would accrue at the default rate of 24% per annum and YA Global could potentially foreclose on the Company’s assets. As a result of the foregoing, the Company has classified the entire principal balance of its debt as a current liability of continuing operations in the Company’s consolidated balance sheets at March 31, 2008.

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

The debentures issued pursuant to the Secured Debenture Agreement were recorded in the balance sheet net of unamortized debt discounts reflecting the fair market values of the debentures on the dates of issuance after allocating a like amount of proceeds to the related warrants. The discount amounts are being amortized as charges to interest expense over the terms of the related debentures. The total unamortized amount of debt discounts related to these debentures at March 31, 2008 was $3,091.

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

Under the terms of the Secured Debenture Agreement, as amended through January 16, 2008, the Company agreed to make weekly principal payments of at least $125,000 in satisfaction of the remaining principal commencing February 1, 2008, with interest on the outstanding principal balance payable at the same time. As described above, the Company made partial payments of interest and is delinquent with respect to these weekly payments of principal on the Secured Debentures.

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

On June 30, 2006, the Company entered into an amended secured convertible debenture in the amount of $15,149,650 with YA Global (the “Amended Debenture”), replacing the Debenture. The Company had the right to make any and all principal and interest payments by issuing shares of its common stock to YA Global provided that all such shares may only be issued by the Company if such shares are tradable under Rule 144 of the Securities Act of 1933 (the “Securities Act”), are registered for sale under the Securities Act, or are freely tradable by YA Global without restriction. The amount of such shares shall be based upon the lower of $0.275 per share or 93% of the average of the two lowest daily volume weighted average per share prices of the Company’s common stock during the five days immediately following the scheduled payment date. YA Global may convert all or any part of the unpaid principal and accrued interest owed under the Amended Debenture into shares of our common stock at a conversion price of $0.275 per share. The Amended Debenture is secured by a blanket lien on our assets. Like the Debenture, the Amended Debenture bears interest at an annual rate of 7.75%. The conversion price of the Amended Debenture may be adjusted if the Company issues additional equity or instruments convertible into equity in connection with a transaction such as a stock dividend or a stock split pursuant to a formula included in the Amended Debenture.

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

The face amount of the Amended Debenture was recorded initially in the balance sheet net of unamortized debt discount of $319,000. During the quarter ended December 31, 2006, the fair value of the Additional Warrant was recalculated based on its reset terms resulting in an increase to such value of $192,500. The net amount of the Amended Debenture reflects the fair market value after allocating additional proceeds in the amount of $192,500 to the Additional Warrant. The increased discount on the Amended Debenture is being amortized as a charge to interest expense over the term of the Amended Debenture. The unamortized debt discount amount at March 31, 2008 was $27,117.

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

Under the terms of the Amended Debenture, as revised through January 16, 2008, the Company agreed to make weekly scheduled principal payments of at least $250,000 commencing February 1, 2008 with interest on the outstanding principal balance payable at the same time. As described above, the Company made partial payments of interest and is delinquent with respect to these weekly payments of principal on the Amended Debenture.

Availability of Registered Shares

The Company filed a registration statement on Form S-3 on October 12, 2006 covering the resale of a total of 404,474,901 shares of the Company’s common stock by various selling stockholders, including 55,089,635 shares that may be issued to YA Global under the Amended Debenture, 120,689,655 shares related to convertible debentures issued under the Secured Debenture Agreement, and 38,750,000 shares related to the corresponding stock warrants. This registration statement was declared effective by the SEC, enabling the Company’s use of common stock to make installment payments to YA Global under the various debentures. As of May 10, 2007, the Company has issued all of the approximately 175,779,000 shares covered by the registration statement relating to the convertible debentures. At March 31, 2008, the total remaining principal balance payable to YA Global under the convertible debentures and the total amount of related accrued interest were $13,168,944 and $167,371, respectively.

The Debentures - Interest Expense

For the fiscal years ended March 31, 2008, 2007 and 2006, the amounts of interest expense related to the debentures issued to YA Global, and included in the loss from continuing operations in the accompanying consolidated statements of operations based on the stated interest rates, were $1,142,273, $1,332,439 and $1,045,295, respectively.

Interest expense amounts included in the accompanying consolidated statements of operations for the current and prior year periods also included total debt discount amortization related to the debentures issued to YA Global. Amortization amounts were $264,110, $804,322, and $348,443, respectively, for the fiscal years ended March 31, 2008, 2007 and 2006. Interest expense for the fiscal year ended March 31, 2007 also included an amount, $89,000, equal to the increase in the fair value of the Warrant based on its terms that were reset during the second quarter of that year.

The discounts provided to YA Global in connection with the issuance of shares of common stock in satisfaction of principal and interest payments due under the convertible debentures were charged to interest expense. The amount included in interest expense for the fiscal years ended March 31, 2008 and 2007 were $148,550 and $367,443, respectively.

Notes Payable to YA Global

In May 2007, the Company borrowed $1,100,000 from YA Global under a one-year promissory note with annual interest at a rate of 12% for the first six months of its term and an annual rate of 15% thereafter. This promissory note and the related accrued interest were repaid in July 2007 from the proceeds of sale of the ISP Business. Interest expense was $25,315 for the year ended March 31, 2008.

During the two-year period ended March 31, 2006, the Company borrowed amounts from YA Global that totaled $31,500,000 pursuant to a series of promissory notes with maturities of one-year or less and annual interest rates ranging from 8% to 12%. A remaining total principal balance of $3,600,000, plus accrued interest of $392,953, was owed to YA Global at March 31, 2006. These amounts were paid during the quarter ended June 30, 2006 with cash provided by the Company’s operating units. Interest expense related to the notes payable to YA Global for the fiscal years ended March 31, 2007 and 2006, based on the stated rates of interest and included in the accompanying consolidated statement of operations, were $25,704 and $705,396, respectively.

NOTE 8-CAPITAL LEASES OF DISCONTINUED OPERATIONS

Sale/Leaseback Transactions

On June 28, 2006, Mobilepro, along with Kite Networks, executed a master equipment lease agreement intended to cover certain qualifying municipal wireless network equipment. During the remainder of the fiscal year ended March 31, 2007, the Company received approximately $2,000,000 in gross cash proceeds from the sale of certain municipal wireless network equipment that was deployed in Tempe, Arizona. Pursuant to the master lease agreement, the Company leased back the equipment with the transactions representing capital leases. Accordingly, fixed assets and capital lease liabilities were recorded in the accounts at the present values of the future lease payments, or $1,875,721.

On December 27, 2006, the Company received approximately $1,207,000 in gross cash proceeds from the sale of certain municipal wireless network equipment that was deployed in Farmers’ Branch, Texas. Pursuant to the terms of the master lease agreement, the Company leased back the subject equipment with the transaction representing a capital lease. Accordingly, a fixed asset and a capital lease liability were recorded in the accounts at the present value of the future lease payments, or $1,187,703.

Under the terms of the master lease agreement, the Company was obligated to make 36 monthly payments related to each city in the amounts of $63,800 and $42,950, respectively. The lease terms include options to purchase the equipment at the end of the respective lease-terms at a price equal to the fair market value of the equipment which amount shall not to exceed 23% of the original cost of the equipment. The aggregate gain on the sale of the Tempe equipment in the amount of approximately $234,000 was deferred and is being amortized to income over the term of the respective lease schedules. The incremental borrowing rates used to determine the present values of the future lease payments ranged from 10.25% to 14.75%.

Aggregate sale proceeds in the amount of approximately $1,062,000 were used to purchase certificates of deposit that are pledged to secure the lease obligations; this amount is included in assets of companies held for sale in the consolidated balance sheet as of March 31, 2007. An additional $125,664 was used to purchase certificates of deposit that are pledged to secure the lease obligations in April 2007 and a portion of the restricted cash, $250,000, was released in connection with the payment of a portion of the lease balance in March 2008 as further described below.

Equipment Lease Commitment

On October 10, 2006, Mobilepro, along with Kite Networks, signed another master equipment lease agreement with a lease financing firm that permitted up to $3 million in lease financing capital for wireless network equipment purchases. The master lease agreement was available only for the purchase of certain equipment manufactured by Cisco Systems. The lease term for each lease schedule was twenty-four months. Pursuant to this arrangement and as of March 31, 2007, fixed assets and capital lease liabilities were recorded in the accounts at the present value of the future lease payments discounted at an assumed incremental borrowing rate of 14.75%, or $1,950,405. This master lease agreement included an option to purchase the equipment at the end of the lease term at a price equal to the fair market value of the equipment which amount shall not exceed 21% of the original cost of the equipment.

Remaining Capital Leases and Equipment Obligations

The Company remains the co-obligor on certain capital leases and equipment obligations of Kite Networks that were assumed by Gobility under the terms of the Gobility Agreement. The lease terms range from 24 to 36 months. As a result of Gobility’s default under the Gobility Agreement as described in Note 3, including their failure to make the monthly lease payments, the Company continues to be liable for these capital lease obligations.

The Company is currently cooperating with Gobility in its efforts to sell the assets of Kite Networks in order to pay off the obligations relating to the leases and other equipment. In September 2007, the Company was required to make lease payments totaling $64,165. On March 10, 2008, Gobility sold the assets of the wireless network in Longmont, Colorado, and the Company received the proceeds in the form of promissory notes from the purchaser totaling $1,800,000. In addition, the Company entered into a forebearance agreement with the principal equipment vendor and agreed to pay the $1,591,978 equipment obligation, with interest at the prime rate, and a related lease obligation in the principal amount of $149,749. In March 2008, the Company also paid off one of the leases relating to the Tempe, Arizona wireless network with an aggregate principal balance of $318,595, plus accrued interest, by paying $93,000 in cash and applying the $250,000 certificate of deposit that secured the lease. As a result of the sale to Gobility and these transactions, the Company recorded a net loss on the sale of its Wireless Networks Business of $3,433,843 that is included in the loss on sale of discontinued operations in the consolidated statements of operations.

The Company continues to cooperate with Gobility in its efforts to sell the remaining assets of Kite Networks. In the event Gobility is unsuccessful in its attempts to sell the remaining assets and satisfy the lease obligations, the Company could be required to make the payments on the remaining leases. As discussed in Note 13, Harborside Investments III LLC, one of the lessors, filed a lawsuit against the Company to collect amounts due under its lease. Other leasing companies could also accelerate the payment date and demand immediate payment of the outstanding balances from the Company as a result of the default in lease payments by Gobility. The Company could also be subject to late payment penalties and interest at the default rate.

The outstanding principal amounts of the capital leases, equipment obligation and accrued interest are included in liabilities of companies held for sale at March 31, 2008 and 2007 in the accompanying consolidated balance sheets. At March 31, 2008, a summary of the future scheduled payments based on the original terms of the capital leases and the equipment and interest obligations were as follows:

Lease payments due in the twelve months ending --
March 31, 2009	$3,440,369
March 31, 2010	774,197
4,214,566
Less - interest portions	(645,048)
Capital leases - principal portions	3,569,518
Equipment obligation	1,571,978
Accrued interest on capital leases and equipment obligation	342,592
Total liabilities	$5,484,088

The equipment obligation provides for monthly principal payments of $20,000, plus interest at the prime rate, with additional principal payments due on a quarterly basis based on the scheduled payments due on the notes receivable from the purchaser of the Longmont, Colorado wireless network. The annual scheduled maturities of the equipment obligation are $384,025, $388,500, and $799,453 for the fiscal years ended March 31, 2009, 2010 and 2011, respectively.

The Company has also recorded the certificates of deposits securing the lease obligations in the aggregate amount of $937,664, which are available to offset a portion of the capital lease liabilities, as assets of companies held for sale in the accompanying consolidated balance sheets.

NOTE 9-INCOME TAXES

The provision for income taxes results in an effective tax rate that differs from the Federal statutory tax rate as follows for the years ended March 31, 2008, 2007 and 2006:

	Years Ended March 31,
	2008	2007	2006
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(3.0)	(3.0)	(3.0)
Permanent differences	0.1	0.1	16.9
Tax credits	-	-	-
Change in valuation allowance	37.9	37.9	21.1
Effective tax rate	-%	-%	-%

The components of the Company’s net deferred tax asset were as follows:

	March 31
	2008	2007
Net operating loss carryforwards	$40,250,337	$27,871,767
Goodwill impairment/amortization	(1,247,070)	5,875,932
Depreciation/asset impairment	(93,694)	1,523,508
Intangible assets - amortization/impairment	-	3,027,922
Restructuring reserve	38,083	107,859
Stock compensation	483,510	162,805
Other differences	228,251	203,818
Valuation allowance	(39,659,417)	(38,773,611)
Total net deferred tax asset	$-	$-

As of March 31, 2008, the Company’s valuation allowance fully offset the net deferred tax asset. The Company calculated the valuation allowance in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during recent years, is given more weight when assessing whether the level of future profitability needed to recognize the deferred assets will be achieved. The Company’s cumulative loss in since inception represents sufficient negative evidence to require a full valuation allowance under the provisions of SFAS No. 109. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support the reversal of any portion of the allowance.

The Company’s tax net operating loss carryforwards (“NOL Carryforwards”) were approximately $105,921,939 at March 31, 2008, expiring through March 31, 2028. In addition, certain of the Company’s subsidiaries have substantial pre-acquisition NOL Carryforwards. When there has been a change in an entity’s ownership, utilization of NOL Carryforwards relating to periods prior to acquisition may be limited. Because of the changes in the ownership of prior acquisitions of the Company, the use of these acquired net operating losses will be limited and may not be available to offset future taxable income.

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

The discounts under this arrangement that were provided to YA Global upon the sale of shares of common stock amounted to $137,795 and $410,016 in the years ended March 31, 2007 and 2006, respectively, were included in interest expense.

Common Stock Transactions in the Year Ended March 31, 2006

The Company issued 933,334 shares of common stock in connection with the acquisition of WazAlliance that was completed in May 2005; the shares were recorded at a fair value of $135,333. As part of this transaction, the Company issued 100,000 shares of common stock to an agency as compensation for broker fees valued at $15,000.

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

Common Stock Transactions in the Year Ended March 31, 2007

During the first quarter of fiscal year 2007, the Company issued 22,000,000 shares of common stock to the escrow agent under the requirements of the SEDA. The termination of the SEDA in May 2006 resulted in the return of 3,413,367 shares of common stock to the Company by YA Global. The return of the shares was recorded in October 2006.

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

In January 2007, the Company also issued 9,079,903 shares of its common stock to TCS as consideration for the acquisition of certain net assets as described in Note 1 above. The number of shares was determined based on a formula included in the asset purchase agreement and an agreed-upon purchase price of $675,000.

In February 2007, the Company issued an additional 3,944,214 shares of common stock to the former owners of Kite Networks and Kite Broadband in connection with the working capital adjustment to the purchase price as described in the corresponding acquisition agreement. These shares were valued at $201,155 based on the market price of Company’s common stock on the date of issuance.

During the fiscal year ended March 31, 2007, the Company issued 93,177,199 shares of its common stock to YA Global in satisfaction of its payment obligations under the convertible debentures.

Common Stock Transactions in the Year Ended March 31, 2008

In the first quarter of the fiscal year ended March 31, 2008, the Company issued 82,602,090 shares of its common stock in satisfaction of $1,920,164 in principal and $47,743 in accrued interest owed to YA Global pursuant to the convertible debentures.

In September 2007, the Company issued 742,188 shares of common stock, valued at $118,750 in settlement of an obligation to an officer of one of the Company’s subsidiaries.

Stock Options and Warrants

The stockholders of the Company have approved the issuance of 30,000,000 shares of common stock in connection with stock options granted pursuant to the 2001 Equity Performance Plan (the “2001 Plan”). In addition, the Company has issued options and warrants to purchase common stock to key personnel pursuant to specific authorization of the board of directors outside the scope of the 2001 Plan. The following tables summarize the stock option activity and the warrant activity for the years ended March 31, 2008, 2007 and 2006:

Stock Options --	Number of Options	Weighted-Average Exercise Price
Outstanding - March 31, 2005	1,725,000	$0.1920
Granted	9,351,000	$0.2330
Exercised	-	$-
Cancelled	-	$-
Outstanding - March 31, 2006	11,076,000	$0.2260
Granted	750,000	$0.1150
Exercised	(300,996)	$0.0528
Cancelled	(7,648,004)	$0.0232
Outstanding - March 31, 2007	3,877,000	$0.2053
Granted	-	$-
Exercised	-	$-
Cancelled	(2,221,000)	$0.1943
Outstanding - March 31, 2008	1,656,000	$0.2200

Exercisable - March 31, 2008	1,656,000	$0.2200

Stock Warrants --	Number of Warrants	Weighted-Average Exercise Price
Outstanding - March 31, 2005	61,232,500	$0.1172
Granted	36,700,000	$0.2458
Exercised	(831,615)	$0.1700
Cancelled	(2,168,385)	$0.0916
Outstanding - March 31, 2006	94,932,500	$0.1669
Granted	57,300,000	$0.1847
Exercised	(6,521,524)	$0.0182
Cancelled	(22,805,342)	$0.3018
Outstanding - March 31, 2007	122,905,634	$0.1597
Granted	20,000,000	$0.0089
Exercised	-	$-
Cancelled	(18,966,666)	$0.1526
Outstanding - March 31, 2008	123,938,968	$0.1362

Exercisable - March 31, 2008	108,309,800	$0.1539

Options to purchase common stock that are awarded pursuant to the terms of the 2001 Plan expire ten years from the date of grant. The options typically vest over two to three year periods according to a defined schedule set forth in the individual stock option agreement. Certain portions of the stock options granted in the fiscal year ended March 31, 2006 were set to vest based on the achievement of individual and Company objectives during the year. Warrants to purchase shares of common stock vest over periods that range from Twelve to thirty-six months. The vesting of warrants awarded to certain of the Company’s officers were set to occur upon the achievement of individual and/or Company objectives. Warrants typically expire on the ten-year anniversary of the date of grant.

Most of the stock options and warrants issued in prior years relating to Company objectives were cancelled at March 31, 2007.

On May 28, 2008, the Company granted warrants to purchase 36,850,000 shares of common stock at an exercise price of $0.0016 per share to certain officers, directors and management personnel. The warrants expire ten years from the date of grant. Half of the warrants to purchase 20,000,000 shares of common stock granted to Jay Wright, Chief Executive Officer, vest on June 30, 2009 with the other half vesting on June 30, 2010. The warrants to purchase 1,500,000 shares of common stock granted to Donald Sledge, Director, vest on August 31, 2010. The remaining warrants vest on June 30, 2009. On May 28, 2008, the Company also canceled warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.22 per share previously granted to Mr. Wright.

Effective April 1, 2006, the Company adopted the provisions of SFAS 123R that require companies to record the compensation cost associated with stock options and warrants. As required by SFAS 123R, the Company has determined the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The model used by the Company in order to determine the fair values of the stock options and warrants awarded after March 31, 2006 and those previously awarded options and warrants with unvested portions at March 31, 2006 continues to be the Black-Scholes model. The Company used the prospective method in order to adopt this accounting standard. Accordingly, compensation expense has been recorded for the fiscal years ended March 31, 2008 and 2007 related to new awards and the unvested stock options and warrants at March 31, 2006 on a straight-line basis over the applicable vesting periods. The operating results for the year ended March 31, 2006 were not restated.

The following table summarizes information about outstanding warrants to purchase the Company’s common stock at March 31, 2008:

	Outstanding Warrants			Exercisable Warrants
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Term	Weighted Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$0.00 - $0.01	17,000,000	9.1	$0.008	3,749,999	$0.008
$0.01 - $0.04	27,382,500	6.5	0.02	25,232,500	0.02
$0.10 - $0.14	1,800,000	7.3	0.12	1,570,833	0.12
$0.15 - $0.16	8,900,217	6.5	0.16	8,900,217	0.16
$0.17 - $0.19	20,000,000	5.4	0.18	20,000,000	0.18
$0.20 - $0.20	28,150,000	2.3	0.20	28,150,000	0.20
$0.22 - $0.23	11,206,251	7.4	0.22	11,206,251	0.22
$0.30 - $0.35	9,500,000	2.2	0.31	9,500,000	0.31
Total Warrants	123,938,968	5.5	0.14	108,309,800	0.15

The Company also had outstanding stock options to purchase 1,656,000 shares of common stock with a weighted average exercise price of $0.22 per share and a weighted average remaining term of 7.6 years. All such stock options were exercisable at March 31, 2008. Total compensation cost related to nonvested warrants at March 31, 2008 was $140,487, which, if not forfeited, will be recognized as expense in the fiscal year ended March 31, 2009.

If compensation expense had been determined based on the fair value of the options at the grant dates consistent with the method of accounting proscribed by SFAS No. 123, “Accounting for Certain Transactions Involving Stock Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company’s net loss per share amounts would have been stated at the following pro forma amounts for the year ended March 31, 2006:

2006
Net loss, as reported	$(10,176,407)
Add: Stock-based employee compensation expense included in net loss	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,467,232)
Pro forma net loss	$(15,643,639)

Net loss per share:
As reported	$(0.0248)
Pro forma	$(0.0380)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the years ended March 31, 2008, 2007 and 2006:

	2008	2007	2006
Dividend yield	-%	-%	-%
Expected volatility	60%	60%	60%
Risk-free interest rate	4.00%	4.00%	3.00%
Expected term (in years)	10.00	10.00	10.00

For stock options and warrants granted during the years ended March 31, 2008, 2007 and 2006, the weighted-average grant-date fair values were $0.002, $0.049 per share and $0.204 per share, respectively.

NOTE 11-BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted income (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effects of the assumed exercise of outstanding stock options and warrants and the assumed conversion of the Debenture and other convertible notes payable for the years ended March 31, 2008, 2007 and 2006 were anti-dilutive as the Company incurred net losses in these years.

NOTE 12-OPERATING LEASES
The Company leases office space and various types of equipment under non-cancelable operating leases. Certain leases have renewal options. Rent expense for the fiscal years ended March 31, 2008, 2007 and 2006 relating to continuing operations was $239,266, $349,385 and $346,161, respectively. Future minimum payments under non-cancelable leases with initial terms of one year or more applicable to continuing operations consists of $75,661 of lease payments due in the fiscal year ending March 31, 2009. The future minimum payments under non-cancelable leases applicable to discontinued operations consisted of the following at March 31, 2008:

Years Ending March 31,	Minimum Lease Payments
2009	$519,852
2010	484,622
2011	439,224
2012	134,116
2013	137,113
Thereafter	187,062
Total Payments	$1,901,989

Rent expense for the fiscal years ended March 31, 2008, 2007 and 2006 relating to discontinued operations was $946,799, $1,685,934 and $1,786,701, respectively.

NOTE 13-LITIGATION

In addition to certain other litigation arising in the normal course of its business that we believe will not materially affect our financial position or operating results, we were involved with the following legal proceedings during the fiscal year ended March 31, 2008.

1) At the time that we acquired Davel, there was existing litigation brought against Davel and other defendants regarding a claim associated with certain alleged patent infringement. Davel has been named as a defendant in a civil action captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., C.A. No. 04-4303 filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls. The plaintiff is seeking monetary relief of at least $7,500,000. Davel does not believe that the allegations set forth in the complaint are valid, and accordingly, Davel filed a Motion for Summary Judgment with the United States District Court. On October 4, 2007 the United States District Court granted Davel’s Motion for Summary Judgment and the Court entered final judgment dismissing Plaintiff John R. Gammino’s claims for patent infringement. On November 1, 2007, Plaintiff filed his Notice of Appeal commencing an action in the United States Court of Appeal for the Federal District. In response, Davel filed its appellate brief on February 26, 2008. The oral arguments have been scheduled for July 9, 2008. In a similar action filed by the plaintiff in the United States District Court of Texas against Southwestern Bell Telephone, L.P. and SWBT Texas, LLC, the Court recently granted the defendants’ Motion for Summary Judgment and dismissed the case with prejudice based upon that Court’s finding that the Gammino Patents were invalid. In response, John R. Gammino filed a Motion for Reconsideration and Rehearing with the United States District Court of Texas, which was subsequently denied.

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

2) On August 6, 2006, we were served with a summons and complaint filed in the Superior Court of the State of Arizona in Maricopa County in the matter captioned Michael V. Nasco, et. al. vs. MobilePro Corp., et. al. which makes claims arising out of the acquisition by the Company of Transcordia, LLC. The plaintiff alleges breach of contract, fraud, relief rescission, failure to pay wages and unjust enrichment and seeks damages in excess of $3 million. On or about November 7, 2006, we filed a motion to dismiss arguing lack of standing and corporate existence. The motion to dismiss was subsequently denied by the Court. On or about February 6, 2008 the parties entered into a Confidential Settlement Agreement and Mutual General Release, which ends the pending litigation between the parties.

3) On April 17, 2007, the Supreme Court of the United States issued an opinion in the case captioned Global Crossing Telecommunications, Inc. v. Metrophones Telecommunications, Inc. on Certiorari from the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit" and the "Metrophones Case"), No. 05-705, in which it upheld the Ninth Circuit's decision that independent payphone providers have a private right of action to pursue recovery in federal court from telecommunication carriers who fail to pay dial around compensation. The ruling in the Metrophones Case impacts litigation that has been pending in federal district court against AT&T Corporation, Sprint Communications Company, LP and Qwest Communications, Inc. (the "Defendants") for non-payment of dial around compensation (the “District Court Litigation”). Davel Communications, Inc. and certain of Davel's subsidiaries (collectively, the "Davel Entities") are directly or indirectly plaintiffs in the District Court Litigation. Following the Supreme Court ruling in the Metrophones Case, AT&T Corporation and Sprint Communications Company, L.P. filed with the United States Supreme Court a Petition for a Writ of Certiorari No. 07-552 seeking review of the ruling of the United States Court of Appeals for the District of Columbia Circuit that the plaintiffs had standing in the District Court Litigation. On January 4, 2008 the United States Supreme Court granted the Petition for a Writ of Certiorari. The parties filed their respective briefs during the first calendar quarter of 2008, with the United States Supreme Court hearing oral arguments on April 21, 2008. On June 23, 2008, the United Stated Supreme Court issued a ruling affirming the decision of the United States Court of Appeals. The recent ruling by the United States Supreme Court is expected to permit the District Court Litigation to move forward.

Although the District Court Litigation has been pending since 1999, the litigation remains in its preliminary phases. As a result, we cannot predict the likelihood of success on the merits, the costs associated with the pursuit of the claims, the timing of any recovery or the amount of recovery, if any. However, the industry representing a group of independent payphone providers, including the Davel Entities, has recently prevailed in a similar Federal Communications Commission administrative proceeding against another carrier for non-payment of dial-around compensation using a similar methodology which was accepted and pursuant to which the Federal Communications Commission assessed pre-judgment interest (the "Similar Litigation"). The Similar Litigation is being appealed to the U.S. Court of Appeals for the District of Columbia. Based upon our methodology in the Similar Litigation, we estimate that the amount in controversy for the Davel Entities against the Defendants extends well into the eight figures, but any recovery is conditioned on, among other things (i) prevailing on the merits at trial; (ii) having the Davel Entities' damages model and other claims approved in whole or in large part; and (iii) prevailing on any appeals that the Defendants may make. As evidenced by the eight years that this litigation has been in process, the Defendants have shown an interest in stretching the duration of the litigation and have the means to do so. Although the Davel Entities could ultimately benefit (in an absolute sense, although not necessarily on a present value basis) from this delay in the event that pre-and/or post-judgment interest (awarded at 11.25% per annum in the Similar Litigation) is assessed against the Defendants and the potential award of attorneys' fees and/or other remedies (in addition to compensatory damages) if the Davel Entities prevail, such delay will result in a deferral of the receipt of any cash to the Davel Entities.

4) Under the authority granted by the Management Agreement to USA, CloseCall America filed a complaint in the Circuit Court for Howard County, Maryland, against Skyrocket Communications, Inc. (“Skyrocket”) Case No. 13-C-07-70296 for breach of contract and unjust enrichment. CloseCall’s claim arose from an unpaid credit owing to CloseCall in the amount of $23,913.53, owed under a terminated technical support services agreement. In response thereto, Skyrocket filed a counter-claim alleging breach of contract and asserting damages in the amount of $1.5 million. In January 2008 Skyrocket filed an amended counter-complaint asserting an additional claim for intentional misrepresentation, seeking $5 million in actual damages and $5 million in punitive damages. We believe that CloseCall has meritorious defenses to the alleged claims and we intend to vigorously defend CloseCall in this matter. We further believe the amended counter-claims are without merit, inappropriately pleaded and amount to an abuse of process. After the close of the discovery phase, we expect CloseCall to file a motion for summary judgment. Notwithstanding the foregoing, in the event that CloseCall is required to litigate the matter and its defenses were not successful, we believe that any potential exposure related to the claims alleged against CloseCall are not likely to be material.

5) On or about March 15, 2008 we were served with a summons and complaint in the Superior Court of New Jersey in Bergen County captioned Harborside Investments III LLC vs. MobilePro Corp.and Neoreach, Inc. The plaintiff alleges claims of breach of agreement and unjust enrichment arising out of an equipment lease agreement for wireless equipment and seeks damages in the amount of $976,360.98. On or about April 28, 2008 the Company filed its answer, separate defenses and third party complaint against JTA Leasing Co., LLC. Although we believe MobilePro has meritorious defenses to the alleged claims and we intend to vigorously defend ourselves in this matter we cannot predict the likelihood of success in this matter. The Company has recorded the liability for the estimated principal balance relating to this capital lease obligation and the related accrued interest which is included in liabilities of companies held for sale in the consolidated balance sheets at March 31, 2008.

6) On March 4, 2008 the Company filed a complaint in the Circuit Court of Madison County, Mississippi against Telava Networks, Inc. d/b/a Telava Wireless/Network, Inc. (“Telava”) asserting claims against Telava for breach of contract and tortuous breach of contract in connection with a June 2007 purchase agreement pursuant to which Telava agreed to purchase MobilePro’s interests in Kite Networks and the rest of our wireless business. The Company seeks recovery of all available damages including, but not limited to, actual, consequential general, expectancy and punitive damages. Telava filed a motion to remove the case to the United States District Court for the Southern District of Mississippi, Jackson Division after which it filed an answer denying the substantive claims made by MobilePro and asserting certain affirmative defenses to the claims. The litigation is in its preliminary stages. Although MobilePro intends to vigorously pursue Telava for the claims asserted, we cannot predict the likelihood of our success on the merits, the costs associated with the pursuit of the claims, or the timing of recovery, if any, although our attorney’s fee are limited by the contingency arrangement we entered into with counsel representing us in this matter.

7) Other Ongoing and Threatened Litigation

The Company is involved in other claims and litigation arising in the ordinary course of business, which it does not expect to materially affect its financial position or results of operations. The Company has been threatened by several former employees with litigation; however, to date, no litigation or other action has commenced which is material to the Company

NOTE 14-QUARTERLY RESULTS (unaudited)

Certain unaudited quarterly financial information for the fiscal years ended March 31, 2008 and 2007 was as follows:

 Three Months Ended
	June 30	September 30	December 31	March 31	Full Year
2008
Total revenues	$5,967,820	$4,197,406	$103,887	$293,360	$10,562,473
Operating loss	(2,642,449)	(2,020,256)	(665,292)	(813,277)	(6,141,274)
Loss from continuing operations	(3,273,174)	(4,873,461)	(472,472)	(1,751,598)	(10,370,705)
Income (loss) from discontinued operations	(1,715,491)	(7,737,299)	(133,452)	1,595,345	(7,990,897)
Net loss	$(4,988,665)	$(12,610,760)	$(605,924)	$(156,253)	$(18,361,602)
Net income (loss) per share, basic and diluted
Continuing operations	$(0.0043)	$(0.0063)	$(0.0006)	$(0.0023)	$(0.0134)
Discontinued operations	(0.0023)	(0.0100)	(0.0002)	0.0021	(0.0104)
Net loss per share	$(0.0066)	$(0.0163)	$(0.0008)	$(0.0002)	$(0.0238)

2007
Total revenues	$8,197,498	$8,564,757	$7,228,699	$6,037,265	$30,028,219
Operating loss	(2,712,531)	(1,828,172)	(2,669,231)	(4,062,576)	(11,272,510)
Loss from continuing operations	(3,625,783)	(2,329,797)	(3,462,994)	(4,771,518)	(14,190,092)
Loss from discontinued operations	(1,111,724)	(1,781,117)	(2,564,740)	(26,250,615)	(31,708,196)
Net loss	$(4,737,507)	$(4,110,914)	$(6,027,734)	$(31,022,133)	$(45,898,288)
Net loss per share, basic and diluted
Continuing operations	$(0.0063)	$(0.0040)	$(0.0059)	$(0.0073)	$(0.0235)
Discontinued operations	(0.0019)	(0.0030)	(0.0043)	(0.0401)	(0.0525)
Net loss per share	$(0.0082)	$(0.0070)	$(0.0102)	$(0.0474)	$(0.0760)

Quarterly amounts reported above included the operating results of acquired companies following the dates of acquisition (see Note 1, “Summary of Acquisition Activities”). Net loss per share amounts for each quarter are required to be computed independently and do not necessarily equal the amount computed on an annual basis.

The loss from continuing operations includes a loss on the sale of payphone assets of $2,800,206 in the quarter ended September of the 2008 fiscal year. The reduction in the revenues and operating loss during the last two quarters of that year reflect the effects of the reduction in the number of payphones owned. The loss from continuing operations in the quarter ended March 31, 2008 includes the reversal of $616,985 of interest from USA accrued in prior quarters that was canceled upon the termination of the sale of the CLEC Business. The loss from discontinued operations includes a $7,516,516 loss on the sale of the ISP and Wireless Businesses in the quarter ended September 30,2007 offset by a reduction of the loss of $1,658,888 in the quarter ended March 31, 2008, relating primarily to the proceeds received by the Company in connection with the sale of the Longmont, Colorado wireless network by Gobility (see Note 3).

The operating loss amount includes asset impairment charges of $1,573,795 in the quarter ended March 31, 2007. The loss from discontinued operations amounts include asset impairment charges of $348,118, $529,736, $1,213,035 and $23,611,303 for the quarters ended in June, September, December and March of the 2007 fiscal year, respectively (see Note 4). The operating loss in fiscal year 2007 included restructuring charges of $303,671 in the first quarter and $(19,832) in the second quarter.

NOTE 15-SUBSEQUENT EVENTS

On May 28, 2008, the Company granted warrants to purchase 36,850,000 shares of common stock at an exercise price of $0.0016 per share to certain officers, directors and management personnel. The warrants expire ten years from the date of grant. Half of the warrants to purchase 20,000,000 shares of common stock granted to Jay Wright, Chief Executive Officer, vest on June 30, 2009 with the other half vesting on June 30, 2010. The warrants to purchase 1,500,000 shares of common stock granted to Donald Sledge, Director, vest on August 31, 2010. The remaining warrants vest on June 30, 2009. On May 28, 2008, the Company also canceled warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.22 per share previously granted to Mr. Wright.

On June 25, 2008, the Company entered into a Third Amended and Restated Executive Employment Agreement with Jay Wright its Chairman and Chief Executive Officer commencing July 1, 2008. The Agreement is for one-year with a one-year renewal period. Under the terms of the Agreement, Mr. Wright is entitled to a base salary of $252,000 plus certain bonuses based on certain events occurring. A copy of the Agreement is being filed as an Exhibit to this Form 10-K.