Form 10-K/A
period 2008-03-31
MOBILEPRO CORP
filed 2008-07-29
CIK 769592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/AMENDMENT 1

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

MOBILEPRO CORP.

FORM 10-K/A-1 ANNUAL REPORT

TABLE OF CONTENTS

The undersigned registrant hereby amends the following items of its previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2008 as set forth in the pages attached hereto.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and officers and their ages as of July 15, 2008 are as follows:

Name	Age	Position
Jay O. Wright	38	Director, Chief Executive Officer and Chairman of the Board
Donald Sledge	68	Director
Donald Paliwoda	55	Chief Accounting Officer and Treasurer
Douglas Bethell	58	President of American Fiber Network, Inc. and CloseCall America, Inc.
Tammy L. Martin	44	Chief Administrative Officer, General Counsel and Secretary

The following is a brief description of the background of our directors and executive officers.

Background Information

Jay O. Wright. Jay Wright has served as our Chief Executive Officer since December 2003 and as a Director since August 2004. From December 2003 to February 2006, he also held the title of President. From October 2001 to December 2003, Mr. Wright served as President of Bayberry Capital, Inc., a Maryland based financial consulting firm. During that time, he also served from August 2002 to May 2003 as Chief Financial Officer for Technical and Management Services Corporation where he negotiated the sale of that company to Engineered Support Systems, Inc. Between December 1999 and September 2001 Mr. Wright served as Chief Financial Officer of Speedcom Wireless Corporation, a wireless software technology company, where he helped take that company public via a “reverse merger” and subsequently obtain a NASDAQ SmallCap listing. From January 1999 to November 1999, Mr. Wright served as Senior Vice President of FinanceMatrix.com, a Hamilton, Bermuda, based company focused on developing a proprietary financial software architecture to provide tax-efficient financing to sub-investment grade companies. Between May 1997 and January 1999, Mr. Wright served as an investment banker with Merrill Lynch. Prior to that he was a mergers and acquisitions attorney with Skadden, Arps, Slate, Meagher and Flom, LLP in New York and Foley & Lardner in Chicago. Mr. Wright received his Bachelor’s degree in Business from Georgetown University (summa cum laude) and a JD degree from the University of Chicago Law School.

Donald Sledge Don Sledge has served as a Director of the Company since January 2005. Mr. Sledge serves as the chairman of the Company’s Compensation, Audit and Nominating and Governance Committees and also serves as the Lead Director. Over the past 10 years, Mr. Sledge has focused on finance and investments. From September 1999 to March 2007 Mr. Sledge served as a member of the Board of Directors and as chairman of the Compensation Committee of Merriman, Curhan, & Ford (“MCF”), a NASDAQ listed broker/dealer. Mr. Sledge has also served as Chief Executive Officer of MCF between September 1999 and October 2000 and as Chairman of the Board from September 1999 until May 2001. Mr. Sledge also served as a General Partner of Fremont Communications from October 2000 until September 2003. In addition Mr. Sledge sits on the Boards of Directors of two privately held companies. Mr. Sledge received both a bachelor’s degree and an M.B.A. from Texas Tech University. He also served in the United States Air Force.

Donald Paliwoda Donald Paliwoda joined us in November 2004 as the Chief Financial Officer of our subsidiary, Davel Communications, Inc. (“Davel”) and was promoted in November 2007 as our Chief Accounting Officer. Prior to the acquisition of Davel in November 2004, Mr. Paliwoda served as Corporate Controller from July 2002 to October 2003, at which time he was appointed as Chief Financial Officer of Davel. Mr. Paliwoda is a Certified Public Accountant and previously was employed by Deloitte & Touche for eleven years. Mr. Paliwoda received a Bachelors of Business Administration degree in Accounting and an MBA from Cleveland State University.

Douglas Bethell Douglas Bethell joined us in June 2005 as the President of our subsidiary American Fiber Network, Inc. (“AFN”). Mr. Bethell has also served as the President of our subsidiary, CloseCall America, Inc. (“CCA”) since February 2008. From February 2006 to July 2007 he served as Executive Vice President of the Company. Prior to the acquisition of AFN in June 2005, Mr. Bethell served as the President of AFN during which time he was the sole owner.

Tammy L. Martin Tammy Martin joined us in November 2004 as the General Counsel of Davel and was promoted to Chief Executive Officer of Davel in May 2005. In April 2006 Ms. Martin was promoted to Chief Administrative Officer and Senior Vice President of the Company. In November 2006 Ms. Martin was promoted to General Counsel of the Company. Prior to the acquisition of Davel in November 2004, Ms. Martin served in various positions, including General Counsel and Chief Administrative Officer. Ms. Martin received a Bachelors of Business Administration degree from Baldwin Wallace College and a JD degree from Cleveland State University.

Composition of Board of Directors

Our Board of Directors may consist of up to seven directors. Our two current directors currently plan to stand for re-election at the Company’s next Annual Meeting. The Board of Directors has elected not to amend our bylaws to reduce the size of our Board and may fill any existing vacancies by Board resolution.

Board of Directors Meetings and Committees

During fiscal 2008, the Board of Directors met sixteen times, including telephone conference meetings, and acted by unanimous written consent on two occasions. No director attended fewer than 75% of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which the director served during fiscal 2008.

The Board has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee. The functions of each of these committees and their members are specified below. All committees operate under charters approved by the Board, which are available on our website at www.mobileprocorp.com.

The Board has determined that each director who serves on these committees is “independent” as defined in Nasdaq Rule 4200(a)(15).

The members of the committees are identified in the following table.

Director	Audit Committee	Compensation Committee	Nominating and Governance Committee

Donald H. Sledge	Chair	Chair	Chair

Audit Committee. The Audit Committee is currently comprised of Mr. Sledge, who meets the independence and other requirements for audit committee members under the rules of the Nasdaq Stock Market. The Audit Committee previously was comprised of three independent members, including Mr. Sledge. During fiscal 2008, the Audit Committee met four times, including telephone conference meetings. The Board of Directors has determined that Mr. Sledge is an “audit committee financial expert” as defined by SEC regulations. The Audit Committee assists the Board in its oversight of our financial accounting, reporting and controls by meeting with members of management and our independent auditors. The committee has the responsibility to review our annual audited financial statements, and meets with management and the independent auditors at the end of each quarter to review the quarterly financial results. In addition, the committee considers and approves the employment of, and approves the fee arrangements with, independent auditors for audit and other functions. The Audit Committee reviews our accounting policies and internal controls. The Audit Committee has a written charter which was adopted on June 16, 2005. A copy of the Audit Committee charter is available on our website at www.mobileprocorp.com.

Compensation Committee. The Compensation Committee is currently comprised of Mr. Sledge. The Compensation Committee previously was comprised of three independent members, including Mr. Sledge. During fiscal 2008, the Compensation Committee met two times, including telephone conference meetings. The Compensation Committee recommends cash-based and stock compensation for executive officers of Mobilepro, administers the Company’s equity performance plan and makes recommendations to the Board regarding such matters. The Compensation Committee has a written charter which was adopted on June 16, 2005. A copy of the Compensation Committee charter is available on our website at www.mobileprocorp.com.

Nominating and Governance Committee. The Nominating and Governance Committee is currently comprised of Mr. Sledge. The Nominating and Governance Committee was previously comprised of three independent members, including Mr. Sledge. During fiscal 2008, the Nominating and Governance Committee met two times, including telephone conference meetings. The Nominating and Governance Committee is entrusted with responsibility for consideration and review of corporate governance matters in addition to its responsibilities for nominating candidates for membership to the Board. The Nominating and Governance Committee has a written charter which was adopted on April 26, 2005. A copy of the Nominating and Governance Committee charter is available on our website at www.mobileprocorp.com.

Independent Directors

Mr. Sledge qualifies as “independent” in accordance with the rules of The Nasdaq Stock Market. The Nasdaq independence definition includes a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. In addition, as further required by the Nasdaq rules, the Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Director Nomination Process

The Nominating and Governance Committee is responsible for identifying and recommending to the Board of Directors candidates for directorships. The Nominating and Governance Committee considers candidates for Board membership who are recommended by members of the Nominating and Governance Committee, other Board members, members of management and Stockholders. Once the Nominating and Governance Committee has identified prospective nominees for director, the chairman of the committee, after discussions with the Chairman of the Board, may extend an invitation to join the Board of Directors. Additionally, nominees may be appointed to the Board of Directors by a majority vote of the independent directors on the Board of Directors. There is no formal procedure by which Stockholders may recommend a candidate for the Board of Directors; however a stockholder can submit recommendations to Jay Wright, Chairman of the Board, at jwright22@closecall.com.

As set forth in the Nominating and Governance Committee Charter, the Board of Directors seeks to identify as candidates for director persons of the highest ethical standards and integrity who are willing to act on and be accountable for Board of Director decisions. The Board of Directors also seeks individuals who have an ability to provide wise, informed, and thoughtful counsel to top management on a range of issues, a history of achievement that reflects superior standards for themselves and others, a loyalty and commitment to driving the success of the Company, and an ability to take tough positions while at the same time working as a team player. In addition, the Board of Directors seeks candidates with a background that provides a combination of experience and knowledge commensurate with the Company’s needs and activities.

Compliance under Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act and related regulations require the Company’s directors, certain officers, and any persons holding more than 10% of the Company’s Common Stock (“reporting persons”) to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates have been established, and the Company is required to disclose in this Item 10 any failure to file by these dates during fiscal 2008. We are not aware of any persons that have held more than 10% of the Company’s Common Stock during fiscal year 2008, or since the end of the Company’ fiscal year.

In making this disclosure, the Company has relied on written representations of reporting persons and filings made with the Commission.

Code of Ethics

The Company has adopted its Code of Ethics and Standards of Business Conduct that applies to all of the officers, directors and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company will provide to any person, upon request and at no charge, a copy of the code of ethics. Any person desiring a copy should make such request in writing to MobilePro Corp., 6701 Democracy Blvd., Suite 202, Bethesda, MD 20817, Attn: Chief Financial Officer.

Advisory Board

The advisory board is available to assist our Chief Executive Officer, at his request, with business issues where such advisory board member may have applicable expertise. The advisory board members receive options or warrants for shares of our Common Stock in an amount determined by discussions between our Chief Executive Officer and the prospective advisory board member. The options or warrants vest over time and are granted at fair market value at the time of grant. The Advisory Board did not meet during fiscal year 2008.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Company’s compensation philosophy is to pay for performance. When the Company establishes individual compensation awards it bases them on financial and operational objectives that are consistent with its business strategy, competitive parameters and creation of long-term stockholder value.

Role of Company Management

The members of the Compensation Committee recommend the compensation of the CEO to the independent directors of the Board for approval. The CEO makes recommendations to the Compensation Committee concerning the compensation of the Named Executive Officers. The CEO is also involved in establishing performance goals for the annual and long-term incentive plans, subject to Compensation Committee approval.

Performance Review

The Company reviews on an annual basis the performance of all executives, including the Named Executive Officers, to assess individual performance over the course of the previous year against preset financial and operational targets. This review is intended to ensure that each executive’s compensation is tied to the Company’s financial and operational performance, which includes, but is not limited to, earnings, revenue growth, cash flow and earnings per share. In reviewing compensation recommendations, the Compensation Committee evaluates performance results and market data to ensure that awards are aligned with the contributions made by the executives to the Company and with compensation paid at similarly situated companies, both within and outside of its industry.

Components of Compensation

Base Salary-Base salaries are established to reward an executive’s sustained performance and to reflect an executive’s current position and work experience. A Named Executive Officer’s Base Salary is determined by the Compensation Committee’s assessment of that person’s continued performance compared to that person’s responsibilities, including the impact of that performance on the company’s business results, and the market pay for that person’s role, experience and potential for advancement.

Annual Incentives-Annual incentive awards, such as bonuses, are designed to reward the Named Executive Officers for achieving short-tem financial and operational goals to reward individual performance. Annual incentive awards for individual Named Executive Officers are a percentage of that executive’s base salary, typically ranging from 30% to 100%.

Long-Term Incentives-Long-term incentives are designed to align the Named Executive Officers’ interest with those of the Company’s shareholders. The Company uses stock options and warrants to reward the Named Executive Officers for creation of long-term shareholder value. The Company believes that by granting stock options to purchase the Company’s common stock to its executives which vest over a certain number of years, executives will be encouraged to remain with the company. Stock options are priced at the fair market value of our common stock as the grant effective date. Long-term incentives also are intended to reward individual performance. The size of a stock option grant or warrant is determined primarily by the Compensation Committee’s assessment of the Named Executive Officer’s performance compared to our financial results. The value to our Named Executive Officers of the long-term awards is based upon our stock price that directly ties them to the creation of shareholder value.

Compensation Committee Report

The Compensation Committee of Mobilepro Corp. has reviewed and discussed with management the Compensation Discussion and Analysis in this Proxy Statement as required under Item 402(b) of Regulation S-K. Based on their review and discussions with management, the Compensation Committee recommended to the Company’s full Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10K and the Proxy Statement.

Respectfully submitted,

Donald H. Sledge, Chairman

Summary Compensation

The following table sets forth information regarding compensation earned in fiscal 2008 by our Chief Executive Officer, our principal financial officer, and our three other most highly compensated executive officers who were serving as executive officers as of March 31, 2008, also known as our “named executive officers”. At March 31, 2008, the Company had only four executive officers as set forth below.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option (2)Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other (3) Compensation ($)	Total ($)
Jay Wright, Chief	2008	262,500	75,000	(1)	-	239,158	-	-	-	576,658
Executive Officer	2007	247,500	29,700			286,718				563,918

Tammy Martin, General Counsel and Chief	2008	190,000	75,000	(1)	-	39,620	-	-	8,400	313,020
Administrative Officer	2007	190,000	45,000			41,200			8,400	284,600

Donald Paliwoda, Chief Accounting Officer	2008	131,650	75,000	(1)	-	14,678	-	-	-	221,328

Douglas Bethell, President,	2008	76,000	75,000		-	124,100	-	-	114,000	389,100
CCA and AFN	2007	60,000	75,000			84,567			90,000	309,567

(1)
The bonus amounts represent estimates of the highest amounts that the Named Executive Officers might be awarded by the Compensation Committee. Said bonuses have not yet been finalized by the Compensation Committee.

(2)
The amounts reflected in this column represent the compensation cost recorded in our financial statements during fiscal 2008 and 2007 under FAS 123R for stock warrants awarded in fiscal 2008 and prior fiscal years. With respect to stock warrants, the compensation cost amounts recorded under FAS 123R have been calculated using the Black-Scholes option pricing model based on the following assumptions:

	2008	2007	2006
Dividend yield	-%	-%	-%

Expected volatility	60%	60%	60%

Risk-free interest rate	4.00%	4.00%	3.00%

Expected term (in years)	10.00	10.00	10.00

(3)	Reflects payments made to Mr. Bethell under the terms of a consulting agreement with DNK Enterprises II, Inc. Reflects automobile allowance payments made to Ms. Martin.

Summary of Employment and Consulting Arrangements

Jay O. Wright: Jay O. Wright joined us in December 2003 as Chief Executive Officer. Mr. Wright was paid a base salary of $180,000 in calendar year 2004 and was eligible to receive a bonus equal to 1% of the revenues for the most recent 12 month period of each acquisition made by the Company during his employment period. Mr. Wright also received warrants to purchase 15,182,500 shares of our Common Stock at an exercise price of $0.018 per share upon the execution of his initial employment agreement. Subsequent to year-end March 31, 2005, Mr. Wright’s employment agreement was amended to, among other things, extend his employment period to December 31, 2007. Mr. Wright’s base salary was increased to $210,000 for calendar year 2005, $240,000 for calendar year 2006 and $270,000 for calendar year 2007. The terms of the new employment agreement eliminated the payment of bonuses as a result of the closing of an acquisition. Mr. Wright’s bonus amounts are now based upon the successful completion of management by objective milestones that are mutually established by Mr. Wright and the Compensation Committee. In connection with the execution of the new employment agreement, Mr. Wright also received additional warrants to purchase 5,000,000 shares of our Common Stock at an exercise price of $0.22 per share, which warrants vest ratably from April 1, 2005 to December 31, 2007. On June 25, 2008, the Company entered into a Third Amended and Restated Executive Employment Agreement with Mr. Wright commencing July 1, 2008. The Agreement is for an initial term of one-year with a one-year renewal period. Under the terms of the Agreement, Mr. Wright is entitled to an annual base salary of $252,000 in the initial term and $270,000 in the renewal period. Mr. Wright is also eligible for certain cash bonuses of up to $340,000 during the term of the Agreement based on the achievement of certain objectives and financial goals mutually established by Mr. Wright and the Compensation Committee. In connection with the Third Amended and Restated Executive Employment agreement, Mr. Wright was granted a warrant to purchase 20,000,000 shares of common stock at an exercise price of $0.0016, which vest one-half each on June 30, 2009 and June 30, 2010. On May 26, 2008, the Company also canceled warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.22 per share previously granted to Mr. Wright.

Donald Paliwoda: Mr. Donald Paliwoda joined us in November 2004 as the Chief Financial Officer of our subsidiary, Davel Communications, Inc. and was promoted in November 2007 as our Chief Accounting Officer. Mr. Paliwoda serves as the Company’s principal financial officer and principal accounting officer. While working as the Chief Financial Officer of our subsidiary, Mr. Paliwoda was granted incentive stock options in November 2005 to purchase 236,000 shares of common stock at an exercise price of $0.22 per share. Under the terms of his current employment arrangement, Mr. Paliwoda receives a salary of $140,000 and is eligible to participate in the Company’s bonus program. In accordance with Mr. Paliwoda assuming his new position as Chief Accounting Officer, he was awarded warrants to purchase 1,000,000 shares of Mobilepro’s common stock on November 5, 2007 at a price of $0.0089 per share, vesting on June 30, 2008. On May 26, 2008 the Board of Directors also granted Mr. Paliwoda a warrant to purchase 1,750,000 shares of Mobilepro common stock at an exercise price of $0.0016, which vest on June 30, 2009. Effective July 1, 2008 Mr. Paliwoda’s salary was increased by five percent (5%), with such increase being deferred until such time as the Company’s cash position is improved.

Douglas Bethell. Mr. Douglas Bethell joined us in June 2005 as President of our subsidiary, American Fiber Network, Inc. (“AFN”). Pursuant to the terms of his employment agreement, Mr. Bethell was paid a base salary of $60,000 per year and was entitled to receive an annual bonus based on the operating profits of AFN; provided, however, that in no event shall his annual bonus be less than $25,000. At the same time, the Company also executed a consulting agreement with DNK Enterprises II, Inc. (“DNK”), a company controlled by Mr. Bethell, pursuant to which DNK was paid $90,000 annually for services rendered to the Company by Mr. Bethell. The term of the employment and consulting agreements were for a period of two years commencing June 1, 2005. Under the current employment arrangement with Mr. Bethell, he is paid an annual salary of $76,000 and DNK is paid a consulting fee of $114,000 per year. Mr. Bethell was also paid a cash bonus in the amount of $75,000 for the 2008 fiscal year. In February 2006 Mr. Bethell was promoted to Executive Vice President of the Company. In connection with his promotion Mr. Bethell was granted warrants to purchase 1,000,000 shares of Mobilepro common stock at an exercise price of $0.233 which vested ratably over a twenty four month period commencing April 1, 2006. On March 20, 2007 the Board of Directors granted Mr. Bethell options to purchase 4,000,000 shares of Mobilepro common stock at an exercise price of $0.036. The options vest in two equal installments on March 31, 2008 and March 31, 2009. On May 26, 2008 the Board of Directors also granted Mr. Bethell a warrant to purchase 4,000,000 shares of Mobilepro common stock at an exercise price of $0.0016, which vest on June 30, 2009.

Tammy Martin: Ms. Tammy Martin joined us in November 2004 as General Counsel of our subsidiary, Davel Communications, Inc. Pursuant to the terms of her employment arrangement, Ms. Martin was paid a base salary of $186,295 per year and receives an annual car allowance of $8,400. In May 2005, Ms. Martin was promoted to Chief Executive Officer of Davel Communications, Inc. At that time Ms. Martin received warrants to purchase 1,500,000 shares of our Common Stock at an exercise price of $0.15 per share that vested ratably from April 20, 2005 to March 31, 2006. In February 2006, Ms. Martin was named the Company's Senior Vice President, Chief Administrative Officer, and Treasurer, effective April 1, 2006 and was promoted to General Counsel of the Company in September 2006. Her base salary was increased to $190,000 for the fiscal year ending March 31, 2007. Ms. Martin’s annual bonus plan was also revised. Effective April 1, 2006, she was eligible for an annual bonus of up to 50% of her annual base salary, with payment based on the achievement of certain individual and Company objectives. She was also granted an additional warrant to purchase 500,000 shares of our Common Stock at an exercise price of $0.233 per share that vested ratably over 24 months commencing April 1, 2006. On August 27, 2007, the Board of Directors granted Ms. Martin a warrant to purchase 3,000,000 shares of MobilePro Common Stock at an exercise price of $0.0075, which vested on June 30, 2008. On May 26, 2008 the Board of Directors also granted Mr. Martin a warrant to purchase 4,000,000 shares of Mobilepro Common Stock at an exercise price of $0.0016, which vest on June 30, 2009. Effective July 1, 2008 Ms. Martin’s salary was increased by five percent (5%), with such increase being deferred until such time as the Company’s cash position is improved.

Grant of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing Price on Grant
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($ / Sh)	Date ($ / Sh)

Jay Wright, Chief Executive Officer	2008	-	-	200,000	-	-	-	-	10,000,000	0.0075	0.0075

Tammy Martin, General Counsel and Chief Administrative Officer	2008	-	-	95,000	-	-	-	-	3,000,000	0.0075	0.0075

Donald Paliwoda, Chief Accounting Officer	2008	-	-	75,000	-	-	-	-	1,000,000	0.0089	0.0089

Douglas Bethell, President, CCA and AFN	2008	-	-	75,000	-	-	-	-	-	-	-

MobilePro Non-Plan Options and Warrant Grants
Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Jay Wright, Chief	15,182,500	-	-	.0180	04/15/14	-	-	-	-
Executive Officer	5,000,000	-	-	.2200	04/01/15
	2,000,000	8,000,000	-	.0075	08/27/17

Tammy Martin,	1,500,000	-	-	.1550	04/20/15	-	-	-	-
General Counsel and	500,000	-	-	.2330	04/01/16
Chief Administrative Officer	-	3,000,000	-	.0075	08/27/17

Donald Paliwoda,	236,000	-	-	.2200	11/15/15	-	-	-	-
Chief Accounting Officer	-	1,000,000	-	.0089	11/05/17

Douglas Bethell,	1,000,000	-	-	.2330	04/01/16	-	-	-	-
President, CCA and AFN	2,000,000	2,000,000	-	.0360	03/20/17

Mobilepro Non-Plan Option and Warrant Grants

We currently have warrants outstanding that were granted to individuals or entities outside of any equity compensation plan adopted by us (“Non-Plan Grants”). As of March 31, 2008, of these Non-Plan Grants, warrants to purchase 2,000,000 shares were held by outside members of our Board of Directors, warrants to purchase 5,600,000 shares were held by members of our advisory board and warrants to purchase 41,418,500 shares were held by named executive officers of Mobilepro. Warrants to purchase 33,820,468 shares were held by other individuals including former executive officers and other employees. In addition, warrants to purchase 41,100,000 shares of our common stock were held by former owners of acquired companies or entities that received warrants in connection with a financing transaction. Such Non-Plan Grants were made pursuant to the terms of option or warrant agreements, as applicable, with each such grant authorized by the Board of Directors of Mobilepro. The Non-Plan Grants have not been approved by our stockholders.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2008 the Company has no member of its Compensation Committee that served as an executive officer of the Company.

The Company believes its executive compensation should be designed to allow the Company to attract, motivate and retain executives of a high caliber to permit the Company to remain competitive in its industry.

Compensation of Chief Executive Officer

Mr. Wright joined us in December 2003 as Chief Executive Officer. Mr. Wright was paid a base salary of $180,000 in calendar year 2004 and was eligible to receive a bonus equal to 1% of the revenues for the most recent 12 month period of each acquisition made by the Company during his employment period. Mr. Wright also received warrants to purchase 15,182,500 shares of our Common Stock at an exercise price of $0.018 per share upon the execution of his initial employment agreement. Subsequent to year-end March 31, 2005, Mr. Wright’s employment agreement was amended to, among other things, extend his employment period to December 31, 2007. Mr. Wright’s base salary was increased to $210,000 for calendar year 2005, $240,000 for calendar year 2006 and $270,000 for calendar year 2007. The terms of the new employment agreement eliminate the payment of bonuses as a result of the closing of an acquisition. During 2006 and 2007 Mr. Wright’s bonus was based upon the successful completion of management by objective milestones that were mutually established by Mr. Wright and the Compensation Committee. In connection with the execution of the new employment agreement, Mr. Wright also received additional warrants to purchase 5,000,000 shares of our Common Stock at an exercise price of $0.22 per share, which warrants vested ratably from April 1, 2005 to December 31, 2007. On June 25, 2008, the Company entered into a Third Amended and Restated Executive Employment Agreement with Mr. Wright commencing July 1, 2008. The Agreement is for an initial term of one-year with a one-year renewal period. Under the terms of the Agreement, Mr. Wright is entitled to an annual base salary of $252,000 in the initial term and $270,000 in the renewal period. Mr. Wright is also eligible for certain cash bonuses of up to $340,000 during the term of the Agreement based on the achievement of certain objectives and financial goals mutually established by Mr. Wright and the Compensation Committee. In connection with the Third Amended and Restated Executive Employment agreement, Mr. Wright was granted a warrant to purchase 20,000,000 shares of common stock at an exercise price of $0.0016, which vest one-half each on June 30, 2009 and June 30, 2010. On May 26, 2008, the Company also canceled warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.22 per share previously granted to Mr. Wright.

Compensation of Directors

During fiscal 2008 we provided our independent directors $2,750 per month as compensation for services provided as a Director. Effective July 1, 2008 the monthly compensation amount was increased to $3,000.

In January 2005, in connection with his agreement to serve on our Board of Directors, we granted Mr. Sledge a warrant to purchase 500,000 shares of our Common Stock, at an exercise price of $0.185 per share. The warrant is fully vested and exercisable.

In April 2005, we granted our independent director, Mr. Sledge, a warrant to purchase 250,000 shares of our Common Stock, at an exercise price of $0.15 per share. These warrants, which became fully vested and exercisable in April 2006, were based upon a recommendation by the Compensation Committee, granted by Mr. Wright on April 20, 2005 and ratified by the Board of Directors on June 16, 2005.

In February 2006, we granted our independent director, Mr. Sledge, a warrant to purchase 250,000 shares of our Common Stock, at an exercise price of $0.233 per share. These warrants are fully vested and exercisable.

In August 2007, we granted our independent director, Mr. Sledge, a warrant to purchase 1,000,000 shares of our Common Stock, at an exercise price of $0.0075 per share. These warrants vest and become exercisable one twelfth each month through August 2008.

In May 2008, we granted our independent director, Mr. Sledge, a warrant to purchase 1,500,000 shares of our Common Stock, at an exercise price of $0.0016 per share. These warrants vest and become exercisable on August 31, 2010.

As an inside director Mr. Wright does not receive any separate compensation for his service on our Board of Directors.

Warrants granted to our Director have been priced at market based upon the closing sales price of our Common Stock on the date of grant. During the fiscal year ended March 31, 2008, the Company recorded compensation expense in the amount of $1,108 for each of the three outside directors pursuant to the requirements of Financial Accounting Standard (“FAS”) 123R for warrants awarded in fiscal year 2008 and prior years.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael G. O’Neil*	27,500	-	1,108	-	-	-	28,608

Christopher W. MacFarland*	27,500	-	1,108	-	-	-	28,608

Donald H. Sledge	33,000	-	1,108	-	-	-	34,108

* Messrs. O’Neil and MacFarland resigned from the Board of Directors during the fiscal year ended March 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Equity Compensation Plan Information

The following table sets forth certain information, as of March 31, 2008, concerning securities authorized for issuance under the Mobilepro Corp. 2001 Equity Performance Plan and other compensatory awards:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,656,000	$0.2200	28,344,000
Equity compensation grants not approved by security holders (2)	82,838,968	$0.1017	N/A
Total	84,494,968	$0.1039	28,344,000

(1) Includes 30,000,000 shares available for issuance under Mobilepro’s 2001 Equity Performance Plan, all of which may be issued as stock options, restricted stock or stock bonuses.

(2) Includes warrants to purchase 82,838,968 shares outstanding as of March 31, 2008 that were issued by Mobilepro under non-plan warrants.

PRINCIPAL STOCKHOLDERS

The following table shows the amount of our capital stock beneficially owned by our independent member of our Board of Directors, the executive officers named in the Summary Compensation Table above and by all directors and executive officers as a group as of July 3, 2008. As of July 3, 2008, other than the stockholders, directors and executive officers identified in the table below, to our knowledge, no person owned beneficially more than five percent (5%) of our Common Stock. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of July 3, 2008, we had 775,821,796 shares of Common Stock outstanding. Unless otherwise noted in the footnotes below, the address for each of the individuals listed in the table below is c/o Mobilepro Corp., 6701 Democracy Boulevard, Suite 202, Bethesda, Maryland 20817.

Name and Address	Title of Class	Shares Beneficially Owned (1)	Percent of Class (1)
Jay O. Wright (2)	Common	18,426,500	2.17%
Doug Bethell (3)	Common	5,500,000	*
Tammy L. Martin (4)	Common	5,000,000	*
Donald H. Sledge (4)	Common	2,000,000	*
Donald Paliwoda (4)	Common	1,236,000	*
Officers and Directors as a Group (5 Persons) (5)	Common	32,162,500	3.98%

*	Less than 1%.

(1)
Applicable percentage of ownership is based on 775,821,796 shares of common stock outstanding as of July 3, 2008, together with applicable options and warrants for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options and warrants that are currently exercisable or exercisable within 60 days of July 3, 2008 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 1,244,000 shares of our Common Stock and 17,182,500 shares of Common Stock issuable upon the exercise of warrants to purchase our Common Stock.

(3)	Includes 2,500,000 shares of our Common Stock and 3,000,000 shares of Common Stock issuable upon the exercise of warrants to purchase our Common Stock.

(4)	Includes shares of Common Stock issuable upon the exercise of options or warrants to purchase our Common Stock.

(5)	Includes 3,744,000 shares of our Common Stock and 28,418,500 shares of Common Stock issuable upon the exercise of options and warrants to purchase our Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

RELATED PARTY TRANSACTIONS

We granted warrants to purchase our Common Stock to certain of our directors prior to their appointment to our Board of Directors in connection with their service as members of our advisory board. We subsequently provided additional grants to our directors in connection with their service as members of our Board of Directors. The terms of those grants are described in this Proxy Statement in our discussion of the compensation provided to our directors.

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

On June 30, 2005, the Company entered into a Consulting Agreement with DNK Enterprises II, Inc. to retain certain of the services of Mr. Doug Bethell for certain of the Company’s subsidiaries. DNK Enterprises, II, Inc. is substantially owned by Mr. Bethell. The initial agreement provided for annual payments of $90,000 and had a two-year term. Under the current employment and consulting arrangement with Mr. Bethell, DNK is paid a consulting fee of $114,000 per year. Other than regularly scheduled payments, the Company currently has no outstanding obligations under this arrangement. On the same date, the Company entered into a Consulting Agreement with DNK Enterprises, II, Inc. to retain certain services of the spouse of Mr. Bethell. The agreement calls for annual payments of $102,000 and had an initial term of one year. The Company continues to pay DNK $102,000 per year relating to certain services provided by Mr. Bethell’s spouse. Other than regularly scheduled payments, the Company currently has no obligations under this agreement. On May 26, 2006, the Company issued a warrant to Ms. Kimberly Bethell to purchase 500,000 shares of the Company’s Common Stock. The warrant has a term of ten years, is exercisable at $0.0016 per share and vests on June 30, 2009. In addition, the Company’s wholly-owned subsidiary, American Fiber Network, Inc. (“AFN”), has an employment arrangement with Mr. Bethell pursuant to which he serves as AFN’s chief executive officer and is paid an annual salary of $76,000 plus a bonus determined based on AFN’s annual operating profit.

In June 2006, Progames Networks, Inc. (“Progames”), a subsidiary of the Company, sold shares of its common stock to Mr. Jay Wright, Chairman and Chief Executive Officer and two other employees of the Company representing approximately 12.5% of the common stock issued in ProGames.

During fiscal year 2008, Mr. Jay Wright received compensation in the amount of $250 in connection with his service as Chairman of the Board of Microlog Corporation.

Item 14. Principal Accountant Fees and Services

Fees

The following represents fees estimated and/or billed by Bagell, Josephs, Levine & Company, L.L.C. (“Bagell Josephs”) for professional services provided in connection with the audits of our financial statements for the fiscal years ended March 31, 2008 and 2007, and the fees billed by Bagell Josephs for services rendered during fiscal years 2008 and 2007 for audit-related, tax and other services provided to us.

	2008	2007
Audit Fees	$136,000	$182,000
Audit-Related Fees	—	23,225
Tax Fees	55,000	50,000
All Other Fees	—	—

Audit Fees. Consists of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, the review of the quarterly consolidated financial statements and services that are normally provided by Bagell Josephs in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees,” including payroll procedure compliance reviews, post-audit reviews conducted in connection with the filing of registration statements, and audit and review services related to the financial statements.

Tax Fees. Consists of fees billed for professional services for tax return preparation, tax advice and tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee of the Board of Directors has established a policy for approving any non-audit services to be performed by our independent registered public accounting firm, currently Bagell Josephs. The Audit Committee requires advance review and approval of all proposed non-audit services that we wish to be performed by the independent registered public accounting firm. Occasionally, the Audit Committee chairman pre-approves certain non-audit related fees and the entire Audit Committee ratifies the chairman’s pre-approval in a subsequent Audit Committee meeting in accordance with SEC requirements. In fiscal 2008, the Audit Committee followed these guidelines in approving all services rendered by Bagell Josephs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mobilepro Corp.

By:	/s/ Jay O. Wright

Name:	Jay O. Wright

Title:	Chief Executive Officer

Date:	July 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jay O. Wright	Chief Executive Officer,	July 29, 2008
Jay O. Wright	Principal Executive Officer and Director

/s/ Donald L.Paliwoda	Chief Accounting Officer, Principal	July 29, 2008
Donald L. Paliwoda	Financial and Principal Accounting Officer

/s/ Donald H. Sledge	Director	July 29, 2008
Donald H. Sledge