Form 10-Q
period 2008-06-30
MOBILEPRO CORP
filed 2008-08-14
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2008, the Company had 775,821,796 outstanding shares of its common stock, $0.001 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND MARCH 31, 2008

ASSETS

	June 30	March 31
	2008	2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$568,687	$1,011,396
Restricted cash	578,537	556,397
Accounts receivable, net	278,562	231,362
Notes receivable	1,065,000	1,065,000
Prepaid expenses and other current assets	150,780	123,759
Assets of companies held for sale	27,371,800	28,021,141

Total Current Assets	30,013,366	31,009,055

FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION	212,198	257,655

OTHER ASSETS
Notes receivable, long-term	1,800,000	1,800,000
Deferred financing fees	144,601	-
Investments and other assets	349,976	324,243

Total Other Assets	2,294,577	2,124,243

TOTAL ASSETS	$32,520,141	$33,390,953

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND MARCH 31, 2008
(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30	March 31
	2008	2008
	(Unaudited)
CURRENT LIABILITIES
Current portion of notes payable and convertible debentures	$13,492,785	$13,253,736
Accounts payable and accrued expenses	3,142,278	3,177,037
Deferred revenue	600,000	600,000
Liabilities of companies held for sale	9,002,050	9,663,144

Total Current Liabilities	26,237,113	26,693,917

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 20,035,425 shares authorized,
35,378 shares issued and outstanding at June 30 and March 31, 2008	35	35
Common stock, $.001 par value, 1,500,000,000 shares authorized,
775,821,796 shares issued and outstanding at June 30 and March 31, 2008	775,822	775,822
Additional paid-in capital	101,588,385	101,554,026
Accumulated deficit	(96,081,214)	(95,632,847)

Total Stockholders' Equity	6,283,028	6,697,036

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,520,141	$33,390,953

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30
	2008	2007

REVENUES	$73,427	$5,967,820

OPERATING COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	1,080	3,564,786
Payroll, professional fees and related expenses (exclusive of stock compensation)	416,209	3,590,133
Office rent and expenses	35,920	152,373
Other general and administrative expenses	100,639	385,243
Depreciation and amortization	45,457	717,181
Stock compensation	23,969	200,553
Total Operating Costs and Expenses	623,274	8,610,269

OPERATING LOSS	(549,847)	(2,642,449)

INTEREST AND OTHER EXPENSE, NET	(145,423)	(630,725)

EQUITY IN NET LOSS OF MICROLOG CORPORATION	(35,007)	-

LOSS FROM CONTINUING OPERATIONS	(730,277)	(3,273,174)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	281,910	(1,715,491)

NET LOSS APPLICABLE TO COMMON SHARES	$(448,367)	$(4,988,665)

INCOME (LOSS) PER SHARE, BASIC AND DILUTED
Continuing operations	$(0.0009)	$(0.0043)
Discontinued operations	0.0003	(0.0023)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.0006)	$(0.0066)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	775,821,796	754,536,951

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	June 30
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(448,367)	$(4,988,654)
(Income) loss from discontinued operations	(281,910)	1,715,491
Loss from continuing operations	(730,277)	(3,273,163)
Items that reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	45,457	717,181
Noncash interest expense	252,439	304,239
Stock compensation	23,969	200,553
Equity in net loss of Microlog Corporation	35,007	-
Gain on sale of fixed assets	-	(21,300)
Changes in assets and liabilities
(Increase ) in restricted cash	(22,140)	-
(Increase) decrease in accounts receivable	(47,200)	539,627
(Increase) decrease in other assets	(87,761)	71,054
(Increase) decrease in net assets of companies held for sale	(332,831)	(143,700)
Increase (decrease) in accounts payable and
and accrued expenses	(34,759)	493,822
	(167,819)	2,161,476

Net cash (used in) operating activities	(898,096)	(1,111,687)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	-	84,162
Investing activities of discontinued operations	-	(87,013)

Net cash (used in) investing activities	-	(2,851)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings/(payments) of debt, net	(3,000)	1,070,164
Deferred financing fees	(144,601)	-
Financing activities of discontinued operations	(108,093)	(543,595)

Net cash provided by (used in) financing activities	$(255,694)	$526,569

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(Unaudited)

	For the Three Months Ended
	June 30
	2008	2007

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(1,153,790)	$(587,969)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,075,117	3,430,844

CASH AND CASH EQUIVALENTS - END OF PERIOD	921,327	2,842,875

LESS CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	(352,640)	(1,095,954)

CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$568,687	$1,746,921

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$251,946	$6,614
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

Issuance of new convertible debenture to YA Global	$13,391,175	$-
Retirement of convertible debentures issued to YA Global	$(13,168,944)	$-
Issuance of warrants with new convertible debenture	$(10,390)	$-
Retirement of convertible debentures and accrued interest with common stock	$-	$1,967,908

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

The Company’s voice services segment has included the operations of CloseCall America, Inc. (“CloseCall”), a Stevensville, Maryland-based competitive local exchange carrier (a “CLEC”), Davel Communications, Inc. (“Davel”), a Cleveland, Ohio-based independent payphone provider, and American Fiber Network, Inc. (“AFN”), a CLEC based in Overland Park, Kansas. The Company’s Internet services segment has included DFW Internet Services, Inc. (“DFW”, doing business as Nationwide Internet), an Irving, Texas-based Internet services provider, its acquired Internet service provider subsidiaries, and InReach Internet, Inc. (“InReach”), an Internet service provider based in Stockton, California. The Company’s municipal wireless networks operations were conducted primarily by a wholly owned subsidiary, NeoReach, Inc. (“NeoReach”), and its subsidiary, Kite Networks, Inc. (“Kite Networks”, formerly known as NeoReach Wireless, Inc.). The wireless networks segment also included the operations of the Company’s subsidiary, Kite Broadband, LLC (“Kite Broadband”), a broadband wireless service provider. Both Kite Networks and Kite Broadband were based in Ridgeland, Mississippi. The corporate segment has included our Internet gaming subsidiary, ProGames Network, Inc. (“ProGames”), that we founded in December 2005.

On June 30, 2007, the Company entered into a Purchase Agreement (the “USA Agreement”) with United Systems Access, Inc. (“USA”), pursuant to which USA agreed to acquire all of the outstanding shares of CloseCall and AFN (the Company’s “CLEC Business”, which was previously included in the voice services business segment) and all of the outstanding shares of DFW and InReach (together these companies have comprised the Company’s Internet services provider business segment, or “ISP Business”). The sale of the ISP Business was completed on July 18, 2007. The sale of the CLEC Business was subject to the receipt of verification of certain regulatory approvals, which was originally expected to be obtained by the end of calendar year 2007. On January 14, 2008, the Company received notice from USA purporting to terminate the USA Agreement with respect to the sale of the CLEC Business, but provided that USA remained interested in discussing terms upon which it would purchase the CLEC Business (see Note 3). USA was unable to complete the purchase on terms acceptable to the Company and, as a result of this default, the Company subsequently terminated the sale of its CLEC Business to USA.

On July 8, 2007, the Company entered into a Purchase Agreement (the “Gobility Agreement”) with Gobility, Inc. (“Gobility”), pursuant to which Gobility acquired all of the outstanding shares of NeoReach and Kite Networks, and all of the outstanding membership interests in Kite Broadband (together these companies have comprised the Company’s wireless networks business segment, or “Wireless Networks”). As further discussed below, Gobility is in default with respect to its obligation to obtain funding and to pay amounts due under certain equipment obligations and leases for which the Company is a co-obligor. The Company is currently cooperating with Gobility in its efforts to sell the assets of Kite Networks in order to satisfy these obligations (see Note 3).

On June 30, 2007, Davel sold approximately 730 operating payphones to an unaffiliated payphone operator. On September 7, 2007, Davel sold an additional 21,405 payphones to Sterling Payphones, LLC (“Sterling”). Sterling also assumed certain liabilities of Davel. Effective September 30, 2007, Davel sold an additional 300 payphones (see Note 3). Following these transactions, Davel’s remaining operations have been significantly reduced. Davel’s remaining operations are being continued and Davel is pursuing the recovery of certain claims including the AT&T Corporation (“AT&T”), Sprint Communications Company, LP (“Sprint”) and Qwest Communications Company, Inc. (“Qwest”) claims described in Note 8.

Going Concern Uncertainty

The Company has historically lost money. The Company’s accumulated deficit at June 30, 2008 was $96,081,214. In the three months ended June 30, 2008, the Company incurred a net loss of $448,367. In the fiscal years ended March 31, 2008, 2007 and 2006, the Company sustained net losses of $18,361,602, $45,898,288 and $10,176,407, respectively. Over these periods, most of the acquired businesses of Mobilepro experienced declining revenues. Although restructuring measures reduced other operating expenses, the Company was unable to sufficiently reduce the corresponding costs of services. In addition, the Company funded the start-up and operations of the municipal wireless networks and online gaming businesses without these companies achieving expected revenues. Although the amount of the Company’s losses have declined, the amounts of cash used in operations during the three months ended June 30, 2008 and the fiscal year ended March 31, 2008 were $898,096 and $3,558,996, respectively.

Because the cash required to fund the continuing operating losses and to complete the build-out of planned municipal wireless networks exceeded the Company’s available capital, the Company signed agreements to sell substantial portions of its operations to several unaffiliated buyers (see Note 3). The Company is also planning to sell its CLEC Business. If the Company is successful in doing so, it will use the expected proceeds to retire the amounts owed under the convertible debenture issued to YA Global Investments, L.P. (“YA Global”, f/k/a Cornell Capital Partners, L.P) and other obligations of the Company.

Notwithstanding the continuing cash flow deficits, the Company has significant claims against third parties which, if successful, could be used by the Company to fund its obligations or to pay a portion of the amounts due to YA Global (see Note 8). Claims against third parties include litigation against AT&T, Sprint and Qwest for non-payment of dial around compensation to the Davel entities, portions of amounts claimed from telecommunications carriers for regulatory receipts, and contractual claims for damages in connection with the sale of the CLEC and Wireless Networks Businesses. However, there can be no assurance that the Company will be able to prevail in its claims against third parties or that the amount awarded, if any, can be collected by the Company.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments based on recorded amounts for the foreseeable future. If the Company is unable to permanently eliminate the cash requirements represented by the Wireless Networks Business and ProGames, and/or fails to sell the CLEC Businesses to USA or a new buyer on terms that are acceptable to the Company, the Company will not have the ability to continue as a going concern without additional capital and/or collections of significant amounts on claims against third parties. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statement Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior-period financial statement balances have been reclassified to conform to the June 30, 2008 presentation.

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

These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring, and that are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the results that will be achieved for the fiscal year ending March 31, 2009.

Companies Held for Sale

The assets and liabilities of the CLEC Business and the remaining assets and liabilities of the Wireless Networks Business are summarized and classified as “held for sale” in the accompanying condensed consolidated balance sheets at June 30 and March 31, 2008. The operating results of these businesses and the operating results of the ISP Business, which was sold in the second quarter of fiscal year 2008, are included in discontinued operations in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2007. For the three months ended June 30, 2008, discontinued operations includes the operating results of the CLEC Business and the net interest cost of the remaining assets and liabilities of the Wireless Networks Business.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for the Company’s fiscal year beginning April 1, 2008 (April 1, 2009 with respect to certain non-financial assets and liabilities), and interim periods within such fiscal years. The adoption of SFAS No. 157 for financial assets and liabilities in the first quarter of the current fiscal year did not have a material effect on the Company’s financial position or results of operations as the Company does not have any material financial assets or liabilities measured at fair value.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The provisions of SFAS No. 159 are effective for financial statements issued for the Company’s fiscal year beginning April 1, 2008. The Company did not elect to measure its financial instruments or any other items at fair value as permitted by SFAS No. 159. Therefore, the adoption of FAS No. 159 did not have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. SFAS No. 141R is required to be adopted prospectively effective for the Company’s fiscal year beginning April 1, 2009. The Company does not expect SFAS No. 141R to have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 modifies the reporting for noncontrolling interests in the balance sheet and minority interest income (expense) in the statement of operations. The pronouncement also requires that increases and decreases in the noncontrolling ownership interest amount be accounted for as equity transactions. SFAS No. 160 is required to be adopted prospectively, with limited exceptions, effective for the fiscal year beginning April 1, 2009. The Company does not expect SFAS No. 160 to have a significant impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. The requirements of SFAS No. 161 are effective for the Company’s interim and annual fiscal periods beginning on April 1, 2009. The Company does not expect SFAS No. 161 to have a significant impact on the Company’s consolidated financial statements or related disclosures.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. The Company maintains cash and cash equivalents with financial institutions that exceed the limit of insurability under the Federal Deposit Insurance Corporation. However, due to management’s belief in the financial strength of its financial institutions, management does not believe the risk of keeping deposits in excess of federal deposit limits to be a material risk.

Restricted Cash

The Company is required to maintain letters of credit collateralized by cash as additional security for the performance of obligations under certain service agreements. Restricted cash also includes $206,397 that will be held in escrow through September 8, 2008 to indemnify Sterling for possible claims that may arise in connection with the sale of Davel’s payphones on September 7, 2007 (see Note 3). The cash escrow and collateral is restricted and is not available for the Company’s general working capital needs. The letters of credit expire at various dates through June 2009.

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

Davel also recognizes revenue related to non-coin dial-around calls that are initiated from a Company payphone in order to gain access to a specific long distance company or to make a standard toll free call. Revenue related to such dial-around calls is recognized initially based on estimates. The inter-exchange carriers have historically paid for fewer dial-around calls than are actually made and the collection period for dial-around revenue is generally four to six months, but can be in excess of one year. Most dial-around receivable amounts are received early in each calendar quarter from an industry clearinghouse organization, one quarter in arrears. For example, Davel was entitled to receive its dial-around receipts related to the quarter ended June 30, 2007 in October 2007, allowing it to adjust the second calendar quarter dial-around receivable amount included in the balance sheet at September 30, 2007 based on the actual collection experience. Davel’s estimate of revenue for the most recent calendar quarter is based on the historical analysis of calls placed and amounts collected. These analyses are updated on a periodic basis. Recorded amounts of revenue may be adjusted based on actual receipts and/or the subsequent revision of prior estimates. Total dial-around revenue amounts for the three months ended June 30, 2008 and 2007 was approximately $16,686 and $1,245,717, respectively.

Accounts Receivable

The Company conducts business and may extend credit to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances and based to a significant extent on recent historical overall account write-off experience. The Company had allowances for doubtful accounts of $939,292 and $993,356 at June 30 and March 31, 2008, respectively, relating to accounts receivable other than dial-around compensation amounts, which were included in assets of companies held for sale in the accompanying consolidated balance sheets.

Dial-around receivable amounts included in the condensed consolidated balance sheets at June 30, 2008 and March 31, 2008 were $17,686 and $45,692, respectively. During all periods presented, credit losses, to the extent identifiable, were generally within management’s overall expectations.

Notes Receivable

Notes Receivable consist of a $2,000,000 note receivable from USA, as amended, with a remaining principal balance of $1,000,000 at June 30 and March 31, 2008, and $1,865,000 of notes receivable that the Company received in connection with Gobility’s sale of the Longmont Colorado wireless network (see Note 3). In July 2008, the Company revised the payment terms relating to the USA note and received principal and interest payments totaling $200,000. The remaining principal balance and accrued interest at 12% per annum is due on December 29, 2008. This note and accrued interest of $50,794 and $19,852 at June 30 and March 31, 2008, respectively, are included in current assets of continuing operations in the accompanying condensed consolidated balance sheets.

The notes receivable from the purchaser of the Longmont, Colorado wireless network consist of short-term notes aggregating $65,000 and $1,800,000 of long-term notes. The long-term notes receivable provide for quarterly payments of interest only at 9% for the first three years beginning September 1, 2008 plus equal quarterly principal payments of $137,500, plus interest, commencing March 1, 2011. The notes and any unpaid interest are due on March 9, 2015. These notes receivable and accrued interest are included in assets of continuing operations in the condensed consolidated balance sheets.

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Financing Fees

The Company incurred financing costs of $144,601 in connection with refinancing of the secured convertible debenture issued to YA Global on June 30, 2008. These costs, representing primarily legal and other fees to be paid in cash, are included in other assets of continuing operations at June 30, 2008 and will be amortized to interest expense through the maturity date of the debentures on May 1, 2009.

Accounting for Stock Options and Warrants

The Company adopted SFAS 123R, effective April 1, 2006. The amounts of related compensation expense recorded and presented in continuing operations in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2008 and 2007 were $23,969 and $200,553, respectively.

Property, Plant and Equipment

Depreciation expense is computed using the straight-line method during the estimated useful life of each asset. The amounts of depreciation related to continuing operations and included in the condensed consolidated statements of operations for the three months ended June 30, 2008 and 2007 were approximately $45,457 and $586,274, respectively.

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, furniture and equipment and other long-lived assets included in assets of companies held for sale are not depreciated or amortized while such assets are classified as held for sale.

Advertising Contracts

CloseCall uses print, signage, radio and television advertising to market services to customers of certain local professional sports teams. Advertising programs include the use of long-term contracts. Upon the negotiation of such a contract, the Company records the cost of the advertising program as an asset, and amortizes the balance to operating expenses over the life of the contract. At June 30 and March 31, 2008, assets of companies held for sale included prepaid expenses of $70,033 and $137,749, respectively, related to such contracts. The corresponding contract liability is paid typically in installments. At June 30 and March 31, 2008, liabilities of companies held for sale included accounts payable and accrued expenses of $102,925 and $171,375, respectively, that are payable under such contracts.

Goodwill and Long-Lived Assets

At June 30 and March 31, 2008, $20,531,278 of goodwill is included in assets of companies held for sale in the Company’s condensed consolidated balance sheets. Generally accepted accounting principles require that the Company assess the fair value of goodwill amounts relating to acquired entities at least annually in order to identify any impairment in the values. However, on a quarterly basis, management is alert for events or circumstances that would indicate that, more likely than not, the fair value amounts of goodwill for reporting segments have been reduced below the corresponding carrying amounts. If there is a determination that the fair value of an acquired entity is less than the corresponding net assets amount, including goodwill, an impairment loss would be identified and recorded at that time. As of March 31, 2008, the Company evaluated the carrying value of goodwill and determined that no adjustment for impairment was required. There were also no asset impairment charges recoded in the three months ended June 30, 2008 and 2007.

Customer Location Contracts

Intangible assets previously included amounts paid to property location owners in connection with payphone installation contracts, which were sold in conjunction with the sale of a majority of Davel’s payphones in September 2007. These other assets were amortized on a straight-line basis over their estimated useful lives based on contract terms (generally 5 years). Amortization expense related to location contracts of $130,908 is included in operating costs and expenses of continuing operations for the three months ended June 30, 2007.

Accounts Payable and Accrued Liabilities

The accounts payable and accrued liabilities of continuing operations consisted of the following at the indicated dates:

	June 30	March 31
	2008	2008

Accounts payable	$855,111	$768,175
Accrued restructuring costs	100,218	100,218
Accrued compensation	267,874	252,874
Accrued interest expense	-	167,371
Other accrued liabilities	1,919,075	1,888,399
Totals	$3,142,278	$3,177,037

Income Taxes

The Company has adopted the provisions of SFAS No. 109, “Accounting for Income Taxes”. The statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Because of its history of losses, the Company has not had any material federal or state income tax obligations.

NOTE 3-DISPOSITION OF BUSINESSES

Sale of the ISP and CLEC Businesses

On June 30, 2007, the Company entered into a Purchase Agreement with USA, pursuant to which USA agreed to acquire all of the outstanding shares of CloseCall, AFN, DFW and InReach. The USA Agreement was subsequently amended to extend the closing date for the sale of the ISP Business, which was completed on July 18, 2007. The closing for the CLEC Business was expected to occur following receipt of the necessary regulatory approvals. Until the closing, USA agreed to manage the CLEC Business pursuant to a management agreement entered into with USA (the “USA Management Agreement”).

On January 14, 2008, the Company received notice from USA purporting to terminate the USA Agreement with respect to the sale of the CLEC Business, but provided that USA remained interested in discussing terms upon which it would complete the purchase. The Company has been in communications with USA and disputes the validity of the claims alleged for the purported termination, which include the alleged failure to obtain certain regulatory and contractual approvals and the alleged breach of certain representations and warranties set forth in the USA Agreement. The Company believes the purported termination was in bad faith and intends to pursue any and all legal and equitable remedies available to it against USA. Despite the on-going discussions with USA, the Company re-assumed operating control of AFN and CloseCall and terminated the agreement to sell the CLEC Business to USA in the fourth quarter of the fiscal year ended March 31, 2008.

Under the USA Agreement, the total purchase price for the ISP and CLEC Businesses was $27,663,893 consisting of $21.9 million in cash and 8,100 shares of convertible preferred stock of USA (the “USA Preferred”) with a fair value of $5,763,893. The 8,100 shares of USA Preferred, received as an advanced payment towards the purchase of the CLEC Business, are convertible into 7.5% of the outstanding common stock of USA and could be redeemed for $8.1 million in cash, at the option of the Company, anytime following the third anniversary of the closing of the CLEC Business (the “Put Option”). Prior to that time, USA had the option to redeem all of the unconverted USA Preferred for $12,960,000. The fair value of the USA preferred was originally based on the present value of the $8.1 million Put Option discounted at an interest rate of 10%. Through December 31, 2007, the discount on the USA preferred of $2,336,107 was being accreted to income through the estimated date the Put Option was to become exercisable using the interest method. During the second and third quarters of the fiscal year ended March 31, 2008, the Company recorded and included as an offset to interest expense $244,198 of income relating to the discount. Following the termination of the sale of the CLEC Business to USA in the fourth quarter of fiscal 2008, the value of the USA Preferred was considered impaired. The Company discontinued the accretion of the discount and wrote-off the carrying value of the USA Preferred against the liability recorded for the advanced proceeds from USA. The net difference in carrying values of $56,442 was recorded as a reduction in the loss on sale of discontinued operations in the fourth quarter of the fiscal year ended March 31, 2008.

Upon the closing of the sale of the ISP Business on July 18, 2007, the Company received $2.5 million in cash, a $2 million note, which was originally payable upon the earlier of the closing of the CLEC Business or January 1, 2008, and the 8,100 shares of USA Preferred. The remaining cash proceeds of $17,400,000 were to be paid by USA at the time of the CLEC closing. Until that time, USA was required to cause the managed companies to make monthly payments of interest on this balance at a rate of 7.75% directly to YA Global, two months in arrears. The Company received the monthly payments due through January 1, 2008, which payments have been applied to principal and interest on the Secured Debenture and Amended Debenture. The Company initially recorded these payments as an offset to interest expense in the amount of $616,985 through December 31 2007. In the fourth quarter of fiscal year 2008, the Company reversed this amount that was previously credited to interest expense.

On January 3, 2008, the Company entered into an amendment to the $2,000,000 promissory note due from USA. USA made payments of $500,000 each on January 4 and January 11, 2008 with the remaining balance of $1,000,000, together with accrued interest at the rate of 7.75%, due on the earlier of the date of the closing of the sale of the CLEC Business or March 31, 2008. Of the $1,000,000 of payments, the Company received $125,000 and the remaining $875,000 was used to pay principal and interest on the convertible debentures due to YA Global. USA did not pay the remaining principal balance of $1,000,000 or the accrued interest due on March 31, 2008. In July 2008, the Company revised the payment terms relating to the USA note and received principal and interest payments totaling $200,000. The remaining principal balance and accrued interest at 12% per annum is due on December 29, 2008.

The loss incurred in connection with the sale of the ISP Business subsequent to June 30, 2007, after adjustment for the termination of the sale of the CLEC Business, of $2,424,785 was reported in the loss on sale of discontinued operations in the fiscal year ended March 31, 2008.

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

The Company is currently cooperating with Gobility in its efforts to sell the assets of Kite Networks in order to pay off the obligations relating to the leases and other equipment. In September 2007, the Company was required to make lease payments totaling $64,165. On March 10, 2008, Gobility sold the assets of the wireless network in Longmont, Colorado, and the Company received the related proceeds in the form of promissory notes from the purchaser totaling $1,800,000. In addition, the Company entered into a forbearance agreement with the principal equipment vendor and agreed to pay the $1,591,978 equipment obligation, with interest at the prime rate, and a related lease obligation in the principal amount of $149,749. In March 2008, the Company also satisfied the terms of one of the leases relating to the Tempe, Arizona wireless network with an aggregate principal balance of $318,595, plus accrued interest, by paying $93,000 in cash and applying the $250,000 certificate of deposit that secured the lease. As a result of the sale to Gobility and these transactions subsequent to June 30, 2007, the Company recorded a net loss on the sale of its Wireless Networks Business of $3,433,843 that was reported in the loss on sale of discontinued operations for the fiscal year ended March 31, 2008.

The Company continues to cooperate with Gobility in its efforts to sell the remaining assets of Kite Networks. In the event Gobility is unsuccessful in its attempts to sell the remaining assets and satisfy the lease obligations, the Company, subject to any defenses it might have, could be required to make the payments on the remaining leases. At June 30, 2008, the amounts recorded on the balance sheet as liabilities of companies held for sale relating to the capital lease obligations, accrued interest, and the equipment obligation were $3,551,380, $425,983, and $1,491,978, respectively. The Company has also recorded the certificates of deposits securing the lease obligations in the aggregate amount of $937,664 as assets of companies held for sale in the accompanying consolidated balance sheets.

On August 1, 2008, the Company executed a promissory note and release with Data Sales Co., Inc. (“Data Sales”) in the principal amount of $330,000. The note is in full satisfaction of approximately $1,231,000 of lease obligations for which the Company was a co-borrower with Kite Networks and reflects the impact of a sale of certain uninstalled wireless equipment by Data Sales to an unaffiliated third party purchaser that was consummated in July 2008. The Company will record a gain of approximately $901,000, or $0.0012 per share, in its fiscal second quarter as a result of the transaction.

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

 The revenues and the net income (loss) of discontinued operations were as follows:

	Three Months Ended June 30
	2008	2007

Revenues	$7,656,187	$15,010,201
Income (loss) from discontinued operations before disposal	$281,910	$(1,715,491)
Loss on disposal	$-	$-
Loss from discontinued operations	$281,910	$(1,715,491)

Assets and liabilities associated with the Wireless Networks, ISP and CLEC Businesses have been segregated from continuing operations and presented separately as assets of companies held for sale and liabilities of companies held for sale in the condensed consolidated balance sheets at June 30 and March 31, 2008. The major classifications of such assets and liabilities were as follows:

	June 30 2008	March 31 2008

Cash and cash equivalents	$352,640	$1,063,721
Restricted cash	1,425,165	1,425,165
Accounts receivable, net	2,820,351	2,718,933
Prepaid expenses and other current assets	1,089,357	1,125,926
Fixed assets, net	536,533	539,047
Goodwill, net of impairment	20,531,278	20,531,278
Customer contracts and relationships, net	515,147	508,424
Other assets	101,329	108,647

Assets of companies held for sale	$27,371,800	$28,021,141

Accounts payable and accrued expenses	$3,168,492	$3,675,162
Deferred revenue	655,307	701,638
Notes payable and capital lease and equipment obligations	5,178,251	5,286,344
Liabilities of companies held for sale	$9,002,050	$9,663,144

Sale of Payphones

The Company completed a series of transactions to sell a majority of Davel’s payphones in order to provide cash for operating purposes and to retire additional amounts owed to YA Global under the convertible debentures. On June 30, 2007, we completed the sale of approximately 730 operating payphones to an unaffiliated payphone operator and received over $200,000 in cash proceeds. A gain in the amount of $10,640 was recognized in connection with this transaction in the quarter ended June 30, 2007.

On September 7, 2007, Davel sold approximately 21,405 payphones to Sterling. Under the terms of the sale agreement, the Company received $50,000 in cash and $1,839,821 in cash was paid to YA Global to reduce the amount of principal and interest owed under the outstanding convertible debentures issued to YA Global. Pursuant to the sale agreement, proceeds in the amount of $850,832 were used for the direct payment of certain related liabilities and broker fees and $1,200,000 of proceeds was used for the funding of escrow accounts established for the payment of key vendor obligations and indemnification claims. Sterling also assumed certain other liabilities of Davel. Effective September 30, 2007, Davel sold an additional 300 payphones for approximately $85,000. After these sales, Davel’s remaining operations have been significantly reduced. Davel’s remaining operations are being continued and Davel is pursuing the recovery of certain claims including the AT&T, Sprint and Qwest claims described in Note 8. A net loss of $2,800,206 was included in the loss from continuing operations reported in the second quarter of the fiscal year ended March 31, 2008 in connection with these transactions.

NOTE 4-INVESTMENTS

During the year ended March 31, 2005, the Company provided certain management services to two emerging technology firms. As consideration, the Company received a non-affiliate equity interest in each firm. These investments were recorded in the amounts of $300,000 and $150,000, respectively, approximating the value of the services provided. The shares of common stock held by the Company are considered to be available-for-sale securities. If a decline in the fair value of these securities is judged by management to be other than temporary, the cost basis of the securities would be written down to fair value at that time. During the second and third quarters of the fiscal year ended March 31, 2008, the Company received $361,503 from the sale of a portion of the shares, wrote down the carrying value of the remaining shares and recognized a loss of $81,587. The carrying value of the common stock included in other assets of continuing operations at March 31, 2008 was $6,910. In the three months ended June 30, 2008, the Company wrote off the remaining carrying value of the shares.

The Company received advanced proceeds, primarily in the form of an investment in 8,100 shares of USA convertible preferred stock (the “USA Preferred”), in connection with the sale of the ISP and CLEC Businesses in the second quarter of the fiscal year ended March 31, 2008 (see Note 3). The fair value of the USA Preferred of $5,763,893, net of a $2,336,107 discount, was initially recorded and a portion of the discount in the amount of $244,198 was accreted to income in the second and third quarters of fiscal year 2008. Following the termination of the sale of the CLEC Business to USA in the fourth quarter of the 2008 fiscal year, the value of the convertible preferred stock was considered impaired and was written-off against the liability recorded for the advance from USA. The difference between the carrying values of the asset and liability of $56,442 was recorded as a reduction in the loss on sale of discontinued operations reported in the consolidated statements of operations during the fourth quarter of the fiscal year ended March 31, 2008.

On January 5, 2008, the Company entered into an agreement to purchase 2,666,667 shares of the outstanding common stock of Microlog Corporation (“Microlog”) from TFX Equities, Inc. (“TFX”) for $1,000 in cash (the “Microlog Agreement”). The Company also received from TFX $2,000,000 of 10% subordinated notes, due from Microlog on January 5, 2011, that are convertible into Microlog common stock at a price of $0.10 per share, warrants to purchase 100 shares of Series A convertible preferred stock of Microlog, and warrants to purchase 750,000 shares of Microlog common stock at an exercise price of $0.10 per share in connection with the Microlog Agreement. In addition, the Company invested $250,000 in cash directly in Microlog in exchange for a 10% subordinated note with a face value of $250,000, due January 5, 2011, that is convertible into Microlog common stock at a price of $0.10 per share. The Company owns approximately 31% of the outstanding common stock of Microlog and accounts for its investment using the equity method of accounting. If all of the warrants and convertible securities issued by Microlog were exercised or converted to common stock, the Company would own approximately 71% of the outstanding common stock on a fully diluted basis. Microlog is a Germantown, MD based government contractor that develops, sells and installs software for integrated voice response and web-based customer contact systems in the healthcare industry. Microlog’s common stock is traded on the “Pink Sheets” under the symbol “MLOG”. The market value of the Company’s investment in the common stock of Microlog at June 30, 2008 was $800,000.

In January 2008, the Company also entered into a management agreement to provide financial, legal and administrative services to Microlog at a rate of $8,800 per month. The accompanying consolidated statements of operations include $26,400 of revenues related to this management agreement and $56,250 of interest income related to notes receivable from Microlog in the quarter ended June 30, 2008. It also includes $35,007 relating to the Company’s equity in the net loss of Microlog during the quarter. At June 30 and March 31, 2008, the carrying value of the investment and amounts due from Microlog of $304,560 and 256,917, respectively, are included in investments and other assets of continuing operations in the accompanying condensed consolidated balance sheets.

NOTE 5-DEBT

Debt Maturities

A summary of the balances owed under the debentures and other notes payable of continuing operations at June 30, 2008 and March 31, 2008 was as follows:

	June 30	March 31
	2008	2008
Convertible Debenture issued to YA Global	$13,391,175	$-
Amended Debenture issued to YA Global	-	11,006,823
Secured Debentures issued to YA Global	-	2,162,121
Other notes payable	112,000	115,000
	13,503,175	13,283,944
Less: Unamortized debt discounts	(10,390)	(30,208)
Less: Amounts due within one year	(13,492,785)	(13,253,736)
Long-term portion of debt	$-	$-

Based on the current terms of the YA Global debenture and other notes payable, as amended, the entire balance of debt at June 30, 2008 will become due for payment in the twelve-month period ending June 30, 2009.

The Convertible Debenture Agreement

Effective June 30, 2008, the Company issued a secured convertible debenture to YA Global (the “Convertible Debenture’) with an aggregate principal balance of $13,391,175, replacing the Amended Debenture and the Secured Debenture described below. The Convertible Debenture provides for monthly payments of interest at 12% with the remaining principal balance due on May 1, 2009. Accordingly, the entire principal balance of the Convertible Debenture has been classified as a current liability at June 30, 2008 in the Company’s condensed consolidated balance sheets. YA Global may convert any portion of the unpaid principal and interest into shares representing up to 4.99% of the Company’s common stock at the lesser of $0.04973 per share or the average of the two lowest volume weighted average prices during the five trading days immediately preceding the conversion date. If certain conditions are met, the Company has the option to pay up to 4.5% of the total interest due in common stock at the applicable conversion price on the day immediately prior to the interest payment date. The conversion price is subject to adjustment if the Company is deemed to have issued shares at a price that is lower than the effective conversion price on the date such shares are issued. The Convertible Debenture is secured by substantially all of the assets of the Company.

In connection with the issuance of the Convertible Debenture, the Company granted to YA Global a seven-year warrant to purchase 25,000,000 shares of its common stock at an exercise price of $0.04973 per share, which expires on June 30, 2015. In addition, the outstanding warrants previously granted to YA Global to purchase 15,000,000 share of common stock at $0.20 per share and 10,000,000 shares of common stock at $0.174 per share were repriced and are now exercisable at a price of $0.04973 per share. The Convertible Debenture was recorded in the accounts net of an unamortized debt discount of $10,390 reflecting the fair value of the related warrants on the date of issuance or repricing. The discount amounts are being amortized as charges to interest expense over the remaining term of the Convertible Debenture.

The Secured Debenture Agreement

On August 28, 2006, the Company entered into a financing agreement with YA Global that provided $7.0 million in debt financing with the proceeds received in a series of four closings (the “Secured Debenture Agreement”). At each closing, the Company issued YA Global a 7.75% secured convertible debenture in the gross amount for the closing, convertible into shares of common stock at $0.174 per share. The Company received cash proceeds of $6,495,000, net of financing fees of $505,000. In addition, YA Global was issued warrants to purchase 10,000,000 additional shares of common stock that expire on various dates in 2011 at an exercise price of $0.174 per share, as amended. As set forth above, the warrants were repriced on June 30, 2008 and are now exercisable at a price of $0.04973 per share.

The debentures issued pursuant to the Secured Debenture Agreement were recorded in the balance sheet net of unamortized debt discounts reflecting the fair market values of the debentures on the dates of issuance after allocating a like amount of proceeds to the related warrants. The discount amounts were amortized as charges to interest expense over the terms of the related debentures.

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

Under the terms of the Secured Debenture Agreement, as amended through January 16, 2007, the Company agreed to make weekly principal payments of at least $125,000 in satisfaction of the remaining principal commencing February 1, 2008, with interest on the outstanding principal balance payable at the same time. The Company made a partial payment of $114,530 toward the amounts due on the Secured Debenture and Amended Debenture on February 1, 2008. The Company also made partial payments of interest on the debentures aggregating $200,000 on May 2 and June 4, 2008. On June 30, 2008, the Company issued the Convertible Debenture in exchange for the Secured Debenture and Amended Debenture as described above.

The Amended Debenture

On June 30, 2006, the Company entered into an amended secured convertible debenture in the amount of $15,149,650 with YA Global (the “Amended Debenture”), replacing the debenture that was previously outstanding (the “Debenture”). The Company had the right to make any and all principal and interest payments by issuing shares of its common stock to YA Global provided that all such shares may only be issued by the Company if such shares are tradable under Rule 144 of the Securities Act of 1933 (the “Securities Act”), are registered for sale under the Securities Act, or are freely tradable by YA Global without restriction. The value assigned to such shares was based upon the lower of $0.275 per share or 93% of the average of the two lowest daily volume weighted average per share prices of the Company’s common stock during the five days immediately following the scheduled payment date. YA Global had the right to convert all or any part of the unpaid principal and accrued interest owed under the Amended Debenture into shares of our common stock at a conversion price of $0.275 per share. The Amended Debenture was secured by a blanket lien on our assets. The Amended Debenture bore interest at an annual rate of 7.75%.

In connection with the issuance of the Debenture, the Company issued to YA Global a five-year warrant that expires on May 13, 2010, as modified, to purchase 15,000,000 shares of its common stock at an exercise price of $0.20 per share (the “Warrant”). As indicated above, the Warrant was repriced on June 30, 2008 and is now exercisable at a price of $0.04973 per share. In connection with the issuance of the Amended Debenture, YA Global was issued an additional warrant, as modified, to purchase 13,750,000 shares of the Company’s common stock at a purchase price of $0.20 per share (the “Additional Warrant”). This Additional Warrant expired in November 2007.

The face amount of the Amended Debenture was recorded initially in the balance sheet net of unamortized debt discount of $319,000. During the quarter ended December 31, 2006, the fair value of the Additional Warrant was recalculated based on its reset terms resulting in an increase to such value of $192,500. The net amount of the Amended Debenture reflects the fair market value after allocating additional proceeds in the amount of $192,500 to the Additional Warrant. The increased discount on the Amended Debenture was amortized as a charge to interest expense over the term of the Amended Debenture.

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

Under the terms of the Amended Debenture, as revised through January 16, 2008, the Company agreed to make weekly scheduled principal payments of at least $250,000 commencing February 1, 2008 with interest on the outstanding principal balance payable at the same time. The Company made a partial payment of $114,530 toward the amounts due on the Secured Debenture and Amended Debenture on February 1, 2008. The Company also made partial payments of interest on the debentures aggregating $200,000 on May 2 and June 4, 2008. On June 30, 2008, the Company issued the Convertible Debenture in exchange for the Secured Debenture and Amended Debenture as described above.

Availability of Registered Shares

The Company filed a registration statement on Form S-3 on October 12, 2006 covering the resale of a total of 404,474,901 shares of the Company’s common stock by various selling stockholders, including 55,089,635 shares that may be issued to YA Global under the Amended Debenture, 120,689,655 shares related to convertible debentures issued under the Secured Debenture Agreement, and 38,750,000 shares related to the corresponding stock warrants. This registration statement was declared effective by the SEC, enabling the Company’s use of common stock to make installment payments to YA Global under the various debentures. As of May 10, 2007, the Company has issued all of the approximately 175,779,000 shares covered by the registration statement relating to the convertible debentures. At June 30, 2008, the total principal balance payable to YA Global under the Convertible Debenture was $13,391,175.

The Debentures - Interest Expense

For the three months ended June 30, 2008 and 2007, the amounts of interest expense related to the debentures issued to YA Global, and included in the accompanying condensed consolidated statements of operations based on the stated interest rates, were $254,860 and $321,196, respectively.

Interest expense amounts included in the accompanying condensed consolidated statements of operations for the current and prior year periods also included total debt discount amortization related to the debentures issued to YA Global. Amortization amounts were $30,208 and $155,689, respectively, for the three months ended June 30, 2008 and 2007.

The discounts provided to YA Global in connection with the issuance of shares of common stock in satisfaction of principal and interest payments due under the convertible debentures were charged to interest expense. The amount included in interest expense for the three months ended June 30, 2007 was $131,551.

Notes Payable to YA Global

In May 2007, the Company borrowed $1,100,000 from YA Global under a one-year promissory note with annual interest at a rate of 12% for the first six months of its term and an annual rate of 15% thereafter. This promissory note and the related accrued interest were repaid in July 2007 from the proceeds of sale of the ISP Business. Interest expense was $18,082 for the three months ended June 30, 2007.

Capital Leases of Discontinued Operations

The Company remains the co-obligor on certain capital leases and equipment obligations of Kite Networks that were assumed by Gobility under the terms of the Gobility Agreement. The lease terms range from 24 to 36 months. As a result of Gobility’s default under the Gobility Agreement as described in Note 3, including their failure to make the monthly lease payments, the Company continues to be liable for these capital leases and equipment obligations.

The Company continues to cooperate with Gobility in its efforts to sell the remaining assets of Kite Networks. In the event Gobility is unsuccessful in its attempts to sell the remaining assets and satisfy the lease obligations, the Company could be required to make the payments on the remaining leases. As discussed in Note 8, Harborside Investments III LLC, one of the lessors, filed a lawsuit against the Company to collect amounts due under its lease. Other leasing companies could also accelerate the payment date and demand immediate payment of the outstanding balances from the Company as a result of the default in lease payments by Gobility. The Company could also be subject to late payment penalties and interest at the default rate.

The outstanding principal amounts of the capital leases, equipment obligation and accrued interest are included in liabilities of companies held for sale at June 30 2008 and March 31, 2008 in the accompanying condensed consolidated balance sheets. The Company has also recorded the certificates of deposits securing the lease obligations in the aggregate amount of $937,664, which are available to offset a portion of the capital lease liabilities, as assets of companies held for sale in the accompanying condensed consolidated balance sheets. At June 30, 2008, a summary of the future scheduled payments based on the original terms of the capital leases and the equipment and interest obligations were as follows:

Lease payments due in the twelve months ending --
June 30, 2009	$3,752,855
June 30, 2010	440,773
4,193,628
Less - interest portions	(642,248)
Capital leases - principal portions	3,551,380
Equipment obligation	1,491,978
Accrued interest on capital leases and equipment obligation	425,983
Total liabilities	$5,469,341

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

As discussed in Note 3, on August 1, 2008, the Company executed a promissory note and release in the principal amount of $330,000 in full satisfaction of approximately $1,231,000 of the lease obligations included in the table above. The note requires twenty-three monthly payments of $10,000 and accrues interest at the rate of twelve percent. The unpaid principal balance and accrued interest is due and payable on July 31, 2010. The Company will record a gain of approximately $901,000, or $0.0012 per share, in its fiscal second quarter as a result of the transaction.

NOTE 6-STOCKHOLDERS’ EQUITY

Common Stock Transactions in the Three Months Ended June 30, 2008

There were no common stock transactions in the three months ended June 30, 2008.

Common Stock Transactions in the Three Months Ended June 30, 2007

In the three months ended June 30, 2007, the Company issued 82,602,090 shares of its common stock in satisfaction of $1,920,164 in principal and $47,743 in accrued interest owed to YA Global relating to the convertible debentures.

Stock Options and Warrants

The stockholders of the Company have approved the issuance of 30,000,000 shares of common stock in connection with stock options granted pursuant to the 2001 Equity Performance Plan (the “2001 Plan”). In addition, the Company has issued options and warrants to purchase common stock to key personnel pursuant to specific authorization of the board of directors outside the scope of the 2001 Plan. The following tables summarize the stock option activity and the warrant activity for the three months ended June 30, 2008:

Stock Options --	Number of Options	Weighted-Average Exercise Price
Outstanding - March 31, 2008	1,656,000	$0.2200
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding - June 30, 2008	1,656,000	$0.2200

Exercisable - June 30, 2008	1,656,000	$0.2200

Stock Warrants --	Number of Warrants	Weighted-Average Exercise Price
Outstanding - March 31, 2008	123,938,968	$0.1362
Granted	61,850,000	$0.0212
Exercised	-	$-
Cancelled	(7,000,000)	$0.1593
Outstanding - June 30, 2008	178,788,968	$0.0757

Exercisable - June 30, 2008	109,768,135	$0.1114

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

In connection with the issuance of the Convertible Debenture on June 30, 2008, the Company granted to YA Global a seven-year warrant to purchase 25,000,000 shares of its common stock at an exercise price of $0.04973 per share which expires on June 30, 2015. In addition, the outstanding warrants previously granted to YA Global to purchase 15,000,000 share of common stock at $0.20 per share and 10,000,000 shares of common stock at $0.174 per share were repriced and are now exercisable at a price of $0.04973 per share.

Options to purchase common stock that are awarded pursuant to the terms of the 2001 Plan expire ten years from the date of grant. The options typically vest over two to three year periods according to a defined schedule set forth in the individual stock option agreement. Certain portions of the stock options vested based on the achievement of individual and Company objectives. Warrants to purchase shares of common stock vest over periods that range from twelve to thirty-six months. The vesting of warrants awarded to certain of the Company’s officers were set to occur upon the achievement of individual and/or Company objectives. Warrants typically expire on the ten-year anniversary of the date of grant.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the three months ended June 30, 2008 and 2007:

	2008	2007
Dividend yield	-%	-%
Expected volatility	70%	60%
Risk-free interest rate	3.00%	4.00%
Expected term (in years)	10.00	10.00

NOTE 7-BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effects of the assumed exercise of outstanding stock options and warrants and the assumed conversion of the convertible debentures for the three-month periods presented herein were anti-dilutive as the Company incurred net losses in these periods.

NOTE 8-LITIGATION

In addition to certain other litigation arising in the normal course of its business that we believe will not materially affect our financial position or operating results, we were involved with the following legal proceedings during the quarter ended June 30, 2008.

1) At the time that we acquired Davel, there was existing litigation brought against Davel and other defendants regarding a claim associated with certain alleged patent infringement. Davel has been named as a defendant in a civil action captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., C.A. No. 04-4303 filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls. The plaintiff is seeking monetary relief of at least $7,500,000. Davel does not believe that the allegations set forth in the complaint are valid, and accordingly, Davel filed a Motion for Summary Judgment with the United States District Court. On October 4, 2007 the United States District Court granted Davel’s Motion for Summary Judgment and the Court entered final judgment dismissing Plaintiff John R. Gammino’s claims for patent infringement. On November 1, 2007, Plaintiff filed his Notice of Appeal commencing an action in the United States Court of Appeal for the Federal District. In response, Davel filed its appellate brief on February 26, 2008. Notwithstanding the pending appellate proceeding, the parties entered into a Settlement Agreement in July 2008 terminating the litigation and providing a mutual release of claims, which ends the pending litigation between the parties.

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

3) On April 17, 2007, the Supreme Court of the United States issued an opinion in the case captioned Global Crossing Telecommunications, Inc. v. Metrophones Telecommunications, Inc. on Certiorari from the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit" and the "Metrophones Case"), No. 05-705, in which it upheld the Ninth Circuit's decision that independent payphone providers have a private right of action to pursue recovery in federal court from telecommunication carriers who fail to pay dial around compensation. The ruling in the Metrophones Case impacts litigation that has been pending in federal district court against AT&T, Sprint and Qwest (the "Defendants") for non-payment of dial around compensation (the “District Court Litigation”). Davel Communications, Inc. and certain of Davel's subsidiaries (collectively, the "Davel Entities") are directly or indirectly plaintiffs in the District Court Litigation. Following the Supreme Court ruling in the Metrophones Case, AT&T and Sprint filed with the United States Supreme Court a Petition for a Writ of Certiorari No. 07-552 seeking review of the ruling of the United States Court of Appeals for the District of Columbia Circuit that the plaintiffs had standing in the District Court Litigation. On January 4, 2008 the United States Supreme Court granted the Petition for a Writ of Certiorari. The parties filed their respective briefs during the first calendar quarter of 2008, with the United States Supreme Court hearing oral arguments on April 21, 2008. On June 23, 2008, the United Stated Supreme Court issued a ruling affirming the decision of the United States Court of Appeals. The recent ruling by the United States Supreme Court is expected to permit the District Court Litigation to move forward.

Although the District Court Litigation has been pending since 1999, the litigation remains in its preliminary phases. As a result, we cannot predict the likelihood of success on the merits, the costs associated with the pursuit of the claims, the timing of any recovery or the amount of recovery, if any. However, the industry representing a group of independent payphone providers, including the Davel Entities, has recently prevailed in a similar Federal Communications Commission administrative proceeding against another carrier for non-payment of dial-around compensation using a similar methodology which was accepted and pursuant to which the Federal Communications Commission assessed pre-judgment interest (the "Similar Litigation"). The Similar Litigation is being appealed to the U.S. Court of Appeals for the District of Columbia. Based upon our methodology in the Similar Litigation, we estimate that the amount in controversy for the Davel Entities against the Defendants extends well into the eight figures, but any recovery is conditioned on, among other things (i) prevailing on the merits at trial; (ii) having the Davel Entities' damages model and other claims approved in whole or in large part; and (iii) prevailing on any appeals that the Defendants may make. As evidenced by the nine years that this litigation has been in process, the Defendants have shown an interest in stretching the duration of the litigation and have the means to do so. Although the Davel Entities could ultimately benefit (in an absolute sense, although not necessarily on a present value basis) from this delay in the event that pre-and/or post-judgment interest (awarded at 11.25% per annum in the Similar Litigation) is assessed against the Defendants and the potential award of attorneys' fees and/or other remedies (in addition to compensatory damages) if the Davel Entities prevail, such delay will result in a deferral of the receipt of any cash to the Davel Entities.

4) Under the authority granted by the Management Agreement to USA, CloseCall America filed a complaint in the Circuit Court for Howard County, Maryland, against Skyrocket Communications, Inc. (“Skyrocket”) Case No. 13-C-07-70296 for breach of contract and unjust enrichment. CloseCall’s claim arose from an unpaid credit owing to CloseCall in the amount of $23,914, owed under a terminated technical support services agreement. In response thereto, Skyrocket filed a counter-claim alleging breach of contract and asserting damages in the amount of $1.5 million. In January 2008 Skyrocket filed an amended counter-complaint asserting an additional claim for intentional misrepresentation, seeking $5 million in actual damages and $5 million in punitive damages. We believe that CloseCall has meritorious defenses to the alleged claims and we intend to vigorously defend CloseCall in this matter. We further believe the amended counter-claims are without merit, inappropriately pleaded and amount to an abuse of process. After the close of the discovery phase, we expect CloseCall to file a motion for summary judgment. Notwithstanding the foregoing, in the event that CloseCall is required to litigate the matter and its defenses were not successful, we believe that any potential exposure related to the claims alleged against CloseCall are not likely to be material.

5) On or about March 15, 2008 we were served with a summons and complaint in the Superior Court of New Jersey in Bergen County captioned Harborside Investments III LLC vs. MobilePro Corp. and Neoreach, Inc. The plaintiff alleges claims of breach of agreement and unjust enrichment arising out of an equipment lease agreement for wireless equipment and seeks damages in the amount of $976,361. On or about April 28, 2008 the Company filed its answer, separate defenses and third party complaint against JTA Leasing Co., LLC. Although we believe MobilePro has meritorious defenses to the alleged claims and we intend to vigorously defend ourselves in this matter we cannot predict the likelihood of success in this matter. The Company has recorded the liability for the estimated principal balance relating to this capital lease obligation and the related accrued interest which is included in liabilities of companies held for sale in the condensed consolidated balance sheets at June 30, 2008.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following is a discussion and analysis of our results of operations for the three-month periods ended June 30, 2008 and 2007, our financial condition at June 30, 2008 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

Background

We are a holding company with subsidiaries in the pay telephone and online gaming industries and an affiliate in the software industry. Although classified as discontinued operations, we still own an integrated telecommunications business. We previously owned broadband wireless, telecommunications and integrated data communication services companies which delivered a comprehensive suite of voice and data communications services, including local exchange, long distance, enhanced data, Internet, wireless and broadband services to end user customers. At June 30, 2007, we marketed and sold our integrated communications services through nine branch offices in seven states and we serviced over 123,000 billed accounts representing over 211,000 equivalent subscriber lines including approximately 110,000 local and long-distance telephone lines, approximately 38,000 dial-up lines, approximately 5,000 DSL lines, approximately 25,000 fixed and mobile wireless lines, approximately 6,000 cellular lines and the remaining are other Internet-related accounts. We owned and operated approximately 22,200 payphones located predominantly in 44 states and the District of Columbia. Most of our subscribers have been residential customers.

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

Voice Services
Our voice services segment has been led by CloseCall America, Inc. (“CloseCall”), a competitive local exchange carrier (“CLEC”, which is a term applied under the Telecommunications Act of 1996 to local telephone companies which compete with incumbent local telephone companies) based in Stevensville, Maryland; American Fiber Network, Inc. (“AFN”), a CLEC based in Overland Park, Kansas; and Davel Communications, Inc. (“Davel”), an independent payphone provider based in Cleveland, Ohio. CloseCall offers its customers a full array of telecommunications products and services including local, long-distance, 1-800-CloseCall anytime/anywhere calling, digital wireless, high-speed telephone (voice over IP), and dial-up and DSL Internet services. AFN is licensed to provide local access, long distance and/or Internet services throughout the United States. Davel was previously one of the largest independent payphone operators in the United States.

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

Prior to January 2004, we were a development stage company. Although we were incorporated approximately eight years ago, we have undergone a number of changes in our business strategy and organization. In June 2001, we focused our business on the integration and marketing of complete mobile information solutions to meet the needs of mobile professionals. In April 2002, we acquired NeoReach and shifted our focus toward solutions supporting the third generation wireless market that provides broadband to allow faster wireless transmission of data, such as the viewing of streaming video in real time. We shifted our business strategy again in December 2003 with a new management team, expanding significantly the scope of our business activity to include Internet access services, local and long distance telephone services and the ownership and operation of payphones. In 2005, we began to invest in the business of deploying broadband wireless networks and providing wireless network access services in wireless access zones to be primarily located in municipality-sponsored areas. As indicated above, we entered these businesses primarily through acquisitions. We completed twenty-two (22) acquisitions during this period.

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

DFW was the principal operating subsidiary within our Internet services division. On January 20, 2004, we acquired DFW. After that time, we acquired nine additional Internet service businesses that have operated as subsidiaries of DFW and, on November 1, 2005, we acquired the business of InReach.

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

Current Business Conditions

Our acquisition strategy of the last four years was executed with one primary objective being the establishment of a viable telecommunications company with sufficient credibility to be considered for selection by cities for the deployment, ownership and management of broadband wireless networks. The effectiveness of our business plan execution was initially confirmed by the selection by Tempe, Arizona, of Kite Networks (formerly NeoReach Wireless) for its network. Subsequently, we were selected by several other cities for the deployment, ownership, and management of such networks and had substantially completed citywide wireless networks deployments in Farmers’ Branch, Texas, and Longmont, Colorado.

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

As a result, our business has historically lost money. Our accumulated deficit at June 30, 2008 was $96,081,214. In the three months ended June 30, 2008, we sustained a net loss of $448,367. In the fiscal years ended March 31, 2008, 2007 and 2006, we sustained net losses of $18,361,602, $45,898,288 and $10,176,407, respectively. As a result, the amounts of cash used in operations during the three months ended June 30, 2008 and the fiscal year ended March 31, 2008 were $898,096 and $3,558,996, respectively. Future losses are likely to occur. Accordingly, we are likely to continue to experience liquidity and cash flow problems if we are unable to complete the planned sale of assets, to improve the Company’s operating performance, or to raise additional capital as needed and on acceptable terms.

To date, YA Global has been a significant source of capital for us, providing financing in several forms. During fiscal 2007, we borrowed funds under a series of convertible debentures. The total amount owed to YA Global under the debentures at March 31, 2007 was $18,149,650. In May 2007, we borrowed $1,100,000 from YA Global under a promissory note in order to help bridge our cash flow shortfall during the first quarter of fiscal year 2008. This promissory note and accrued interest were repaid in July 2007. Using shares of our common stock registered on Form S-3 in November 2006, we made principal and interest payments on the debentures that totaled $4,880,489 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of registered shares available for the conversion of the debentures was exhausted. We made additional cash payments of principal and interest on the debentures that totaled $4,149,651 during the fiscal year ended March 31, 2008, primarily from the proceeds of the sale of the ISP Business and payphone assets discussed below. However, the Company was unable to make the weekly scheduled principal payments of $375,000 plus interest commencing February 1, 2008 and made partial payments of interest aggregating $200,000 on May 2 and June 4, 2008. Effective June 30, 2008, the Company issued a secured convertible debenture to YA Global (the “Convertible Debenture”) with an aggregate principal balance of $13,391,175, replacing the former convertible debentures. The Convertible Debenture provides for monthly payments of interest at 12% with the remaining principal balance due on May 1, 2009. The Convertible Debenture continues to be secured by substantially all of the assets of the Company (see Note 5 to the condensed consolidated financial statements).

The Sale of the Wireless Networks Business to Gobility

The cash needs of Kite Networks had been substantially funded through borrowings by the Company from YA Global under a variety of debt instruments and over $5 million in equipment lease financing. Kite Networks had also been provided extended payment terms by certain significant equipment suppliers. However, we realized that sufficient funds were not available from these existing sources for Kite Networks to effectively continue the execution of its business plan. As a result, we commenced the search for capital as described below during the fourth quarter of the fiscal year 2007.

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

The Company is currently cooperating with Gobility in its efforts to sell the assets of Kite Networks in order to pay off the obligations relating to the leases and other equipment. In September 2007, the Company was required to make lease payments totaling $64,165. On March 10, 2008, Gobility sold the assets of the wireless network in Longmont, Colorado, and the Company received the proceeds in the form of promissory notes totaling $1,800,000. In addition, the Company entered into a forbearance agreement with the principal equipment vendor and agreed to pay the $1,591,978 equipment obligation, with interest at the prime rate, and a related lease obligation in the principal amount of $149,749. In March 2008, the Company also satisfied the terms of one of the leases relating to the Tempe, Arizona wireless network with an aggregate principal balance of $318,595, plus accrued interest, by paying $93,000 in cash and applying the $250,000 certificate of deposit that secured the lease. As a result of the sale to Gobility and these transactions subsequent to June 30, 2007, the Company recorded a net loss on the sale of its Wireless Networks Business of $3,433,843 that was reported in the loss on sale of discontinued operations for the fiscal year ended March 31, 2008.

The Company continues to cooperate with Gobility in its efforts to sell the remaining assets of Kite Networks. In the event Gobility is unsuccessful in its attempts to sell the remaining assets and satisfy the lease obligations, the Company, subject to any defenses it might have, could be required to make the payments on the remaining leases. At June 30, 2008, the aggregate amount recorded on the balance sheet as liabilities of companies held for sale relating to the capital lease obligations, accrued interest, and the equipment obligation was $5,469,341. The Company has also recorded the certificates of deposits securing the lease obligations in the aggregate amount of $937,664 as assets of companies held for sale in the Company’s condensed consolidated balance sheets.

On August 1, 2008, the Company executed a promissory note and release with Data Sales Co., Inc. (“Data Sales”) in the principal amount of $330,000. The note is in full satisfaction of approximately $1,231,000 of lease obligations for which the Company was a co-borrower with Kite Networks and reflects the impact of a sale of certain uninstalled wireless equipment by Data Sales to an unaffiliated third party purchaser that was consummated in July 2008. The Company will record a gain of approximately $901,000, or $0.0012 per share, in its fiscal second quarter as a result of the transaction.

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

We received letters of interest regarding the acquisition of the CloseCall, AFN and the Internet service provider businesses (the “Wireline Businesses”) and several potential purchasers conducted due diligence activities. This process resulted in the execution of the USA Agreement to sell the Wireline Businesses to USA. Under the USA Agreement, the total purchase price for the ISP and CLEC Businesses was $27,663,893 consisting of $21.9 million in cash and 8,100 shares of convertible preferred stock of USA (the “USA Preferred”). Pursuant to the USA Agreement, we closed the sale of the Internet service provider companies to USA on July 18, 2007, and received cash proceeds of $2,500,000, a promissory note for $2,000,000 and 8,100 shares of preferred stock of USA convertible into 7.5% of the fully diluted shares of USA’s common stock initially valued at $5,763,893. Simultaneously, we used $2,000,000 of this cash to pay down principal and accrued interest owed to YA Global under the promissory note and debentures.

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

Upon the close and pursuant to the terms of the USA Agreement, we expected to receive cash proceeds of $19.4 million, including payment of the $2.0 million promissory note. On January 3, 2008, the Company entered into an amendment to the $2,000,000 promissory note due from USA. USA made payments of $500,000 each on January 4 and January 11, 2008 with the remaining balance of $1,000,000, together with accrued interest at the rate of 7.75%, due on the earlier of the date of the closing of the sale of the CLEC Business or March 31, 2008. Of the $1,000,000 of payments, the Company received $125,000 and the remaining $875,000 was used to pay principal and interest on the convertible debentures due to YA Global. USA did not pay the remaining principal balance of $1,000,000 or the accrued interest due on March 31, 2008. In July 2008, the Company revised the payment terms relating to the USA note and received principal and interest payments totaling $200,000. The remaining principal balance and accrued interest at 12% per annum is due on December 29, 2008.

On January 14, 2008, the Company received notice from USA purporting to terminate the USA Agreement with respect to the sale of the CLEC Business, but provided that USA remained interested in discussing terms upon which it would complete the purchase. The Company has been in communications with USA and disputes the validity of the claims alleged for the purported termination, which include the alleged failure to obtain certain regulatory and contractual approvals and the alleged breach of certain representations and warranties set forth in the USA Agreement. The Company believes the purported termination was in bad faith and intends to pursue any and all legal and equitable remedies available to it against USA. Despite the on-going discussions with USA, the Company re-assumed operating control of AFN and Close Call in January 2008 and terminated the USA Management Agreement and the sale of the CLEC Business. Following the termination of the sale of the CLEC Business to USA in the fourth quarter of fiscal 2008, the value of the USA Preferred was considered impaired. The Company discontinued the accretion of the discount and wrote-off the carrying value of the USA Preferred against the liability recorded for the advanced proceeds from USA. The net difference in carrying values of $56,442 was recorded as a reduction in the loss on sale of discontinued operations in the fourth quarter of the fiscal year ended March 31, 2008.

The Company expected to use the cash proceeds from the sale of the CLEC Business to retire the YA Global debentures plus any remaining amounts of accrued interest. If the sale of the CLEC Business is not sold to an alternative buyer on terms satisfactory to the Company, the Company may not have the ability to continue as a going concern without a significant restructuring of the YA Global debt. See Item 1A. below - Risk Factors - “Failure to Complete the Sale of the CLEC Businesses May Result in Our Inability to Retire the YA Global Debentures”.

Discontinued Operations

In connection with the activities summarized above, we have reclassified the assets and liabilities of the CLEC Business and the remaining assets and liabilities of the Wireless Networks Business as assets and liabilities related to companies held for sale in the condensed consolidated balance sheets at June 30 and March 31, 2008. In addition, we have classified the results of operations of the CLEC, ISP, and Wireless Networks Businesses in discontinued operations in the condensed consolidated statements of operations for the three months ended June 30, 2007. Discontinued operations include the results of operations for the CLEC Business and the costs associated with the remaining assets and liabilities of the Wireless Networks Business for the three months ended June 30, 2008.

Sales of Payphone Assets

The Company completed a series of transactions to sell a majority of Davel’s payphones in order to provide cash for operating purposes and additional retirements of convertible debenture debt. On June 30, 2007, we completed the sale of approximately 730 operating payphones to an unaffiliated payphone operator and received over $200,000 in cash proceeds. A gain in the amount of $10,640 was recognized in connection with this transaction in the quarter ended June 30, 2007.

In September 2007, in three transactions, we completed the sale of approximately 21,700 payphones to unaffiliated purchasers. After the direct payment of certain related liabilities and broker fees in the aggregate amount of approximately $851,000, and the funding of escrow accounts established for the payment of vendor obligations and indemnification claims in the aggregate amount of $1,200,000, proceeds of approximately $1,840,000 were used to retire convertible debenture debt of approximately $1,672,000 and related accrued interest of approximately $168,000. After these sales, Davel’s remaining operations have been significantly reduced. Davel’s remaining operations are being continued and Davel is pursuing the recovery of certain claims including the AT&T, Sprint and Qwest claims described in Item 1. - Legal Proceedings. A net loss of $2,800,206 was included in the loss from continuing operations reported in the second quarter of the fiscal year ended March 31, 2008 in connection with these transactions.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for the Company’s fiscal year beginning April 1, 2008 (April 1, 2009 with respect to certain non-financial assets and liabilities), and interim periods within such fiscal years. The adoption of SFAS No. 157 for financial assets and liabilities in the first quarter of the current fiscal year did not have a material effect on the Company’s financial position or results of operations as the Company does not have any material financial assets or liabilities measured at fair value.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The provisions of SFAS No. 159 are effective for financial statements issued for the Company’s fiscal year beginning April 1, 2008. The Company did not elect to measure its financial instruments or any other items at fair value as permitted by SFAS No. 159. Therefore, the adoption of FAS No. 159 did not have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. SFAS No. 141R is required to be adopted prospectively effective for the Company’s fiscal year beginning April 1, 2009. The Company does not expect SFAS No. 141R to have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 modifies the reporting for noncontrolling interests in the balance sheet and minority interest income (expense) in the statement of operations. The pronouncement also requires that increases and decreases in the noncontrolling ownership interest amount be accounted for as equity transactions. SFAS No. 160 is required to be adopted prospectively, with limited exceptions, effective for the fiscal year beginning April 1, 2009. The Company does not expect SFAS No. 160 to have a significant impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. The requirements of SFAS No. 161 are effective for the Company’s interim and annual fiscal periods beginning on April 1, 2009. The Company does not expect SFAS No. 161 to have a significant impact on the Company’s consolidated financial statements or related disclosures.

Results of Operations and Financial Condition

The results of continuing operations include the operating results of Mobilepro, Davel and ProGames. Due to the sale of a majority of Davel’s payphones in September 2007, the operating results for the first quarter of the current and prior fiscal years are not comparable. Results of discontinued operations include the operating results of the CLEC, ISP and Wireless Networks Businesses. The operating results of the first quarter of the current and prior years are not comparable due to the sale of the ISP and Wireless Networks Businesses in the second quarter of the fiscal year ending March 31, 2008.

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

The Three Months Ended June 30, 2008 and 2007

Consolidated revenues of continuing operations for the quarter ended June 30, 2008 were $73,427 compared with revenues of $5,967,820 in the prior year quarter. Current quarterly revenues consist of management fees from Microlog Corporation, an affiliate, and the revenues of ProGames and Davel, including current quarter adjustments to “dial-around” revenues (intercarrier compensation paid to us by the providers of 800 and other toll-free numbers at the rate of 49.4 cents per call) that were generated by our communications services in prior quarters. As discussed above, in the second quarter of fiscal 2008, we sold most of our remaining operational payphones in a series of transactions including the sale of approximately 21,700 payphones in September 2007. The operating results related to these assets are reflected in the condensed consolidated statement of operations through the sale dates.

In the three months ended June 30, 2007, Davel derived most of its operating revenues from coin revenue and “dial-around” revenues generated by its payphones. The proliferation of cell phone use by consumers has caused a continuous reduction in the use of payphones. As a result, the revenues of Davel have declined since its acquisition by us.

Cost of services (exclusive of depreciation and amortization) in the quarter ended June 30, 2008 was $1,080 compared to $3,564,786 in the first quarter of the prior fiscal year. This decline reflects the reduction in the number of payphones operated by Davel following the payphone sales described above.

The total operating costs and expenses of continuing operations for the quarter ended June 30, 2008, excluding the cost of services, depreciation and amortization, were $576,737compared to $4,328,302 in the first quarter of the prior fiscal year, a decrease of $3,751,565. This was principally due to the elimination of the majority of Davel’s expenses following the sale of its payphone assets, which expenses declined by $3,102,969 compared to the corresponding period of the prior fiscal year. The Company was also able to reduce operating costs through the reduction in payroll, professional fees and related expenses and a reduction in stock compensation expense. Payroll and professional fees declined as a result of reductions in personnel and reductions in audit and consulting fees applicable to compliance with the Sarbanes-Oxley Act of 2002. Stock compensation expense (recorded pursuant to the requirements of FAS 123R) decreased from $200,553 to $23,969 in the three months ended June 30, 2008 due to the vesting of options and warrants granted in prior years and a reduction in the fair value of current year grants. The operating costs and expenses (excluding depreciation and amortization) of ProGames for the three months ended June 30, 2008 and 2007 were approximately $57,000 and $171,000, respectively reflecting reductions in personnel and other costs.

Depreciation and amortization expenses were $45,457 and $717,181 in the quarters ended June 30, 2008 and 2007, respectively, representing the reductions in depreciation of the costs of deployed payphones and the amortization of payphone location contracts resulting from phone sales and removals.

Interest and other (income) expense, net, was $145,423 for the quarter ended June 30, 2008 compared with $630,725 of expense in the corresponding quarter of the prior fiscal year. The major components of net interest and other (income) expense for quarters ended June 30, 2008 and 2007 are presented in the following schedule.

Type of Debt	2008	2007

Convertible debentures (at stated rates)	$254,860	$321,196
Convertible debentures (debt discount amortization)	30,208	155,689
Convertible debentures (stock issuance discounts)	-	131,551
Notes payable to YA Global	-	18,082
Notes receivable - Microlog	(56,250)	-
Other notes receivable	(73,141)	-
Other, net	(10,254)	4,207
Interest and Other (Income) Expense, net	$145,423	$630,725

The loss from continuing operations for the three months ended June 30, 2008 was $730,277, or $0.0009 per share, compared to a loss of $3,273,174, or $0.0043 per share, in the prior year quarter. The current quarterly loss included a $35,007 loss representing our equity in the net loss of an affiliate, Microlog Corporation, an investment we acquired in January 2008. It also includes losses of $88,980 and $149,014 for ProGames and Davel, respectively. The loss from continuing operations for the three months ended June 30, 2007 includes losses of $232,289 for ProGames and $1,505,161 for Davel.

Revenues from discontinued operations were $7,656,187 in the current quarter, which relates to the Company’s CLEC Business. First quarter revenues from discontinued operations last year were $15,010,201, which included $9,110,629 relating to the CLEC Business and $5,899,572 relating to the ISP and Wireless Networks Businesses. The decline in revenues relating to the CLEC Business was primarily due to a reduction in the number of residential customers and to a lesser extent to reductions applicable to the bundling of services billed to customers.

Income from discontinued operations for the three months ended June 30, 2008 was $281,910, or $0.0003 per share, and includes the operating results of the CLEC Business and interest expense relating to the remaining obligations of Kite Networks. The loss from discontinued operations for the three months ended June 30, 2007 was $1,715,491, or $0.0023 per share. Without the operating results of the ISP and Wireless Networks Businesses, there would have been income of $421,178 relating to the CLEC business (including Kite interest) in the prior year quarter.

We reported a net loss of $448,367 for the quarter ended June 30, 2008, or $0.0006 per share, compared with a net loss of $4,988,665 for the quarter ended June 30, 2007, or $0.0066 per share.

Liquidity and Capital Resources

We have forecasted our operating cash requirements through the end of fiscal year 2009 based on several important assumptions. We have not forecasted the use of cash that would be required to repay the capital lease obligations of the Wireless Networks Business in the event that Gobility fails to raise sufficient capital to fund these obligations. Mobilepro Corp. is co-obligor on certain capital leases of Kite Networks and has retained the lease obligations as liabilities of companies held for sale in its condensed consolidated balance sheets. The total principal balance of these leases was approximately $3,551,000 at June 30, 2008. The capital leases are secured by approximately $938,000 of certificates of deposits. Monthly lease payments on these capital leases total approximately $175,000. In addition, the Company was a co-purchaser of certain wireless network equipment obtained by Kite Networks. In March 2008, we entered into a forbearance agreement with this supplier and have agreed to make installment payments through September 2010. The amount owed to the supplier for the purchase of this equipment approximates $1,492,000 at June 30, 2008. On August 1, 2008, we executed a $330,000 promissory note payable to the lessor and were released from approximately $1,231,000 of the aforementioned capital lease obligations as a result of the sale of certain uninstalled wireless equipment by the lessor. Our forecast takes into account the payments required under the equipment obligation and the promissory note. The certificates of deposit and the equipment obligation are included in the Company’s consolidated balance sheets at June 30, 2008 as assets and liabilities of companies held for sale, respectively.

We have also forecasted our operating cash requirements assuming we will be able to complete the sale of the CLEC Business. In the fourth quarter of fiscal 2008, the Company terminated the USA Agreement with respect to the sale of the CLEC Business (see “Sale of the ISP and CLEC Businesses” above). The Company expected to use the cash proceeds from the sale of the CLEC Businesses, to retire the YA Global debentures plus the remaining amounts of accrued interest. If the CLEC Businesses is not sold to an alternative buyer, or if the Company is required to make payments on the capital leases of Kite Networks, the Company will not have the ability to continue as a going concern beyond the current fiscal year without additional financing or the collection of significant amounts on claims against third parties (see Item 3 - “Litigation”). Claims against third parties include litigation against AT&T Corporation (“AT&T”), Sprint Communications Company, LP (“Sprint”) and Qwest Communications, Inc. (“Qwest”) for non-payment of dial around compensation to the Davel Entities, portions of amounts claimed from telecommunications carriers for regulatory receipts, and contractual claims for damages in connection with the sale of the CLEC and Wireless Networks Businesses.

During the three months ended June 30, 2008, the balance of unrestricted cash and cash equivalents relating to continuing operations decreased by $442,709 to $568,687. The decrease in the current quarter relating to discontinued operations was $711,081, due in part to the timing of receipts from customers and payments to vendors. Restricted cash of continuing operations includes $206,397 held in escrow until September 2008 to indemnify Sterling for possible claims in connection with the sale of Davel’s payphones. Davel has settled the initial claims by Sterling, which were being disputed, and expects the balance in the escrow account to be sufficient to cover any other claims that may arise.

Net cash used in operations during the three months ended June 30, 2008 was $898,096, reflecting the funding of operating expenses incurred by Davel and the corporate segment and the funding of $332,831 of cash used in operating activities of discontinued operations. There were increases in restricted cash, accounts receivable and other assets and a decrease in accounts payable and accrued liabilities of continuing operations totaling $157,101 and $34,759, respectively that also contributed to the net cash used in operations. Net cash used in operations also reflects $252,439 of noncash interest expense, including $222,231 of interest added to the outstanding balance of the Convertible Debenture in connection with the refinancing of the debt due to YA Global as described below.

There was no cash used in or provided by investing activities in the three months ended June 30, 2008.

Our financing activities during the current quarter used net cash of $255,694, including $108,093 of cash used in discontinued operations. Cash used in financing activities includes $144,601 of financing costs incurred in connection with the refinancing of the YA Global debt on June 30, 2008 as described below. The financing activities of discontinued operations used $108,093 in cash to pay debt obligations, including equipment and capital lease obligations relating to the Wireless Networks Business.

Our history of net losses, our lack of a sufficient corporate credit history with significant suppliers and the uncertain payback associated with investments in municipal wireless networks has proved to be significant obstacles to overcome in our search for capital. Nevertheless, YA Global has continued to support the Company. On June 30, 2006, we issued an amended 7.75% secured convertible debenture in the amount of $15,149,650 to YA Global, replacing a convertible debenture with an outstanding principal amount of $15,000,000 (and accrued interest of approximately $149,650) that was issued to YA Global in May 2005.

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

Using shares of our common stock registered on Form S-3 in November 2006 and as permitted by the terms of the debentures, the Company made principal and interest payments on the debentures issued to YA Global that totaled $4,880,489 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of registered shares available for the conversion of the debentures was exhausted. We made additional cash payments of principal and interest on the debentures that totaled $4,149,651 during the fiscal year ended March 31, 2008, primarily from the proceeds of the sale of the ISP Business and payphone assets. However, the Company was unable to make the weekly scheduled principal payments of $375,000 plus interest commencing February 1, 2008. The Company made a partial payment of interest of $114,530 on February 1, 2008 and made additional payments of interest aggregating $200,000 on May 2 and June 4, 2008.

Effective June 30, 2008, the Company issued a secured convertible debenture to YA Global (the “Convertible Debenture’) with an aggregate principal balance of $13,391,175, replacing the former convertible debentures. The Convertible Debenture provides for monthly payments of interest at 12% with the remaining principal balance due on May 1, 2009. Accordingly, the entire principal balance of the Convertible Debenture has been classified as a current liability at June 30, 2008 in the Company’s condensed consolidated balance sheets. YA Global may convert any portion of the unpaid principal and interest into shares representing up to 4.99% of the Company’s common stock at the lesser of $0.04973 per share or the average of the two lowest volume weighted average prices during the five trading days immediately preceding the conversion date. If certain conditions are met, the Company has the option to pay up to 4.5% of the total interest due in common stock at the applicable conversion price on the day immediately prior to the interest payment date. The conversion price is subject to adjustment if the Company is deemed to have issued shares at a price that is lower than the effective conversion price on the date such shares are issued. The Convertible Debenture is secured by substantially all of the assets of the Company.

As described above, certain equipment leases and other equipment purchases of Kite Networks were co-signed by Mobilepro Corp. The Company, subject to any defenses it may have, could be required to make the payments due on these leases and other equipment-related obligations that were transferred to Gobility in connection with the sale of the Wireless Networks Business. To date Gobility has not made any lease payments and has not raised at least $3.0 million in cash as required under the terms of the Gobility Debenture. As a result, the Company has the right but not the obligation to repurchase the Wireless Networks Business with the surrender of the Gobility Debenture and the payment of nominal additional consideration.

On March 10, 2008, Gobility sold the assets of the wireless network in Longmont, Colorado, and the Company received the proceeds in the form of promissory notes totaling $1,800,000. In addition, the Company entered into a forbearance agreement with the principal equipment vendor and agreed to pay the $1,591,978 equipment obligation, with interest at the prime rate, and a related lease obligation in the principal amount of $149,749. In March 2008, the Company also paid one of the leases with an aggregate principal balance of $318,595, plus accrued interest, by paying $93,000 in cash and applying the $250,000 certificate of deposit that secured the lease relating to the Tempe, Arizona wireless network. The Company is currently cooperating with Gobility in its efforts to sell the remaining assets of Kite Networks in order to pay off the obligations relating to the leases and other equipment. In the event Gobility is unsuccessful in its attempts to sell the remaining assets and satisfy the lease obligations, the Company could be required to make the payments on the remaining leases. At June 30, 2008, the amounts recorded on the condensed consolidated balance sheets as liabilities of companies held for sale relating to the capital lease obligations, accrued interest, and the equipment obligation were $3,551,380, $425,983, and $1,491,978, respectively. The Company has also recorded the certificates of deposits securing the lease obligations of $937,664 as assets of companies held for sale.

On August 1, 2008, the Company executed a promissory note and release with Data Sales in the principal amount of $330,000. The note is in full satisfaction of approximately $1,231,000 of the lease obligations described above and reflects the impact of a sale of certain uninstalled wireless equipment by Data Sales to an unaffiliated third party purchaser that was consummated in July 2008. The note requires twenty-three monthly payments of $10,000 and accrues interest at the rate of twelve percent. The unpaid principal balance and accrued interest is due and payable on July 31, 2010. The Company will record a gain of approximately $901,000, or $0.0012 per share, in its fiscal second quarter as a result of the transaction.

Our major challenge is to sustain the funding of current operations until the sale of the CLEC Businesses can be completed or another method to retire our debt to YA Global is achieved. Following the termination of the sale of the CLEC Business to USA and the related management agreement in the fourth quarter of fiscal year 2008, the Company re-assumed operating control of AFN and CloseCall. The CLEC Business continues to generate cash in amounts that we believe will be sufficient to fund the cost of debt service and certain other costs. However, we continue to fund the operations of ProGames which has not yet generated any significant revenues. ProGames continues to search for venues to market its online gaming activities. We also have corporate expenses and the lease obligations associated with the Wireless Networks Business that, subject to certain defenses, the Company may be required to fund.

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments based on recorded amounts for the foreseeable future. If the Company is unable to permanently eliminate the cash requirements represented by the Wireless Networks Business and ProGames, and/or fails to sell the CLEC Businesses to USA or a new buyer on terms that are acceptable to the Company, the Company will not have the ability to continue as a going concern without additional capital and/or collections of significant amounts on claims against third parties. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our purchase of certificates of deposit to secure letters of credit and capital leases. In addition, we own an investment in the common stock of Microlog Corporation (“Microlog”) which had a market value of $800,000 at June 30, 2008. Microlog’s common stock is traded on the “Pink Sheets” under the symbol “MLOG” and is subject to variations in price based on trading volume as well as general market conditions. Our investment is accounted for under the equity method of accounting and had a carrying value of $50,363 at June 30, 2008.

We do not use derivative financial instruments in our investments. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure in this item

Item 4T. Controls and Procedures.

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

Based on our assessment, management has concluded that our internal control over financial reporting was ineffective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses in internal control as described and defined below. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. In addition, on a quarterly basis we will evaluate any changes to our internal control over financial reporting to determine if a material changed has occurred.

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

Since the discovery of the material weaknesses in I/T internal controls at our CLEC subsidiaries as described above, our CLEC subsidiaries became subject to the Management Agreement with USA as described elsewhere in this Form 10Q. As a result, management’s focus on internal controls over financial reporting was temporarily diverted until we reassumed the management of the Company’s CLEC Business. Management has plans to strengthen the Company's oversight over the I/T functions and its attendant controls, procedures, documentation and security beyond what has existed in prior years. Specifically, we have converted to a new general ledger system and plan to replace the customer information database system utilized by the customer care and customer billing functions that is presently maintained offsite by a subcontractor. During the next fiscal year we plan to convert to a new billing system that is currently being developed by one of our other subsidiaries which we believe will provide proper controls over access to the data and changes to the system. We also plan to take whatever additional steps are necessary to improve our I/T controls and procedures and eliminate the identified material weaknesses.

The elimination of the material weaknesses identified above is among our highest priorities. We have discussed our corrective actions and future plans with our audit committee and Bagell as of the date of this quarterly report, and believe the planned actions should serve to correct the above listed material weaknesses in our internal controls. However, we cannot provide assurance that either we or our independent auditors will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CAO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to certain other litigation arising in the normal course of its business that we believe will not materially affect our financial position or operating results, we were involved with the following legal proceedings during the quarter ended June 30, 2008.

1) At the time that we acquired Davel, there was existing litigation brought against Davel and other defendants regarding a claim associated with certain alleged patent infringement. Davel has been named as a defendant in a civil action captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., C.A. No. 04-4303 filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claims that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls. The plaintiff is seeking monetary relief of at least $7,500,000. Davel does not believe that the allegations set forth in the complaint are valid, and accordingly, Davel filed a Motion for Summary Judgment with the United States District Court. On October 4, 2007 the United States District Court granted Davel’s Motion for Summary Judgment and the Court entered final judgment dismissing Plaintiff John R. Gammino’s claims for patent infringement. On November 1, 2007, Plaintiff filed his Notice of Appeal commencing an action in the United States Court of Appeal for the Federal District. In response, Davel filed its appellate brief on February 26, 2008. Notwithstanding the pending appellate proceeding, in July 2008 the parties entered into a Settlement Agreement terminating the litigation and providing a mutual release of claims, which ends the pending litigation between the parties.

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

3) On April 17, 2007, the Supreme Court of the United States issued an opinion in the case captioned Global Crossing Telecommunications, Inc. v. Metrophones Telecommunications, Inc. on Certiorari from the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit" and the "Metrophones Case"), No. 05-705, in which it upheld the Ninth Circuit's decision that independent payphone providers have a private right of action to pursue recovery in federal court from telecommunication carriers who fail to pay dial around compensation. The ruling in the Metrophones Case impacts litigation that has been pending in federal district court against AT&T, Sprint and Qwest (the "Defendants") for non-payment of dial around compensation (the “District Court Litigation”). Davel Communications, Inc. and certain of Davel's subsidiaries (collectively, the "Davel Entities") are directly or indirectly plaintiffs in the District Court Litigation. Following the Supreme Court ruling in the Metrophones Case, AT&T and Sprint filed with the United States Supreme Court a Petition for a Writ of Certiorari No. 07-552 seeking review of the ruling of the United States Court of Appeals for the District of Columbia Circuit that the plaintiffs had standing in the District Court Litigation. On January 4, 2008 the United States Supreme Court granted the Petition for a Writ of Certiorari. The parties filed their respective briefs during the first calendar quarter of 2008, with the United States Supreme Court hearing oral arguments on April 21, 2008. On June 23, 2008, the United Stated Supreme Court issued a ruling affirming the decision of the United States Court of Appeals. The recent ruling by the United States Supreme Court is expected to permit the District Court Litigation to move forward.

Although the District Court Litigation has been pending since 1999, the litigation remains in its preliminary phases. As a result, we cannot predict the likelihood of success on the merits, the costs associated with the pursuit of the claims, the timing of any recovery or the amount of recovery, if any. However, the industry representing a group of independent payphone providers, including the Davel Entities, has recently prevailed in a similar Federal Communications Commission administrative proceeding against another carrier for non-payment of dial-around compensation using a similar methodology which was accepted and pursuant to which the Federal Communications Commission assessed pre-judgment interest (the "Similar Litigation"). The Similar Litigation is being appealed to the U.S. Court of Appeals for the District of Columbia. Based upon our methodology in the Similar Litigation, we estimate that the amount in controversy for the Davel Entities against the Defendants extends well into the eight figures, but any recovery is conditioned on, among other things (i) prevailing on the merits at trial; (ii) having the Davel Entities' damages model and other claims approved in whole or in large part; and (iii) prevailing on any appeals that the Defendants may make. As evidenced by the nine years that this litigation has been in process, the Defendants have shown an interest in stretching the duration of the litigation and have the means to do so. Although the Davel Entities could ultimately benefit (in an absolute sense, although not necessarily on a present value basis) from this delay in the event that pre-and/or post-judgment interest (awarded at 11.25% per annum in the Similar Litigation) is assessed against the Defendants and the potential award of attorneys' fees and/or other remedies (in addition to compensatory damages) if the Davel Entities prevail, such delay will result in a deferral of the receipt of any cash to the Davel Entities.

4) Under the authority granted by the Management Agreement to USA, CloseCall America filed a complaint in the Circuit Court for Howard County, Maryland, against Skyrocket Communications, Inc. (“Skyrocket”) Case No. 13-C-07-70296 for breach of contract and unjust enrichment. CloseCall’s claim arose from an unpaid credit owing to CloseCall in the amount of $23,914, owed under a terminated technical support services agreement. In response thereto, Skyrocket filed a counter-claim alleging breach of contract and asserting damages in the amount of $1.5 million. In January 2008 Skyrocket filed an amended counter-complaint asserting an additional claim for intentional misrepresentation, seeking $5 million in actual damages and $5 million in punitive damages. We believe that CloseCall has meritorious defenses to the alleged claims and we intend to vigorously defend CloseCall in this matter. We further believe the amended counter-claims are without merit, inappropriately pleaded and amount to an abuse of process. After the close of the discovery phase, we expect CloseCall to file a motion for summary judgment. Notwithstanding the foregoing, in the event that CloseCall is required to litigate the matter and its defenses were not successful, we believe that any potential exposure related to the claims alleged against CloseCall are not likely to be material.

5) On or about March 15, 2008 we were served with a summons and complaint in the Superior Court of New Jersey in Bergen County captioned Harborside Investments III LLC vs. MobilePro Corp. and Neoreach, Inc. The plaintiff alleges claims of breach of agreement and unjust enrichment arising out of an equipment lease agreement for wireless equipment and seeks damages in the amount of $976,361. On or about April 28, 2008 the Company filed its answer, separate defenses and third party complaint against JTA Leasing Co., LLC. Although we believe MobilePro has meritorious defenses to the alleged claims and we intend to vigorously defend ourselves in this matter we cannot predict the likelihood of success in this matter. The Company has recorded the liability for the estimated principal balance relating to this capital lease obligation and the related accrued interest which is included in liabilities of companies held for sale in the condensed consolidated balance sheets at June 30, 2008.

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

Item 1A. Risks Factors

Investing in our securities involves a high degree of risk. Before investing in our securities, you should carefully consider the risks and uncertainties described below and those included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, our Quarterly Report on Form 10-Q for the fiscal quarters ended June 30, 2008, and the other information contained in this report. Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC, including, but not limited to, our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. If any of these risks or uncertainties actually occurs, our business, financial condition or future operating results could be materially harmed. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment.

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

Mobilepro remains a co-obligor on certain capital leases transferred to Gobility. The total principal balance of these leases was approximately $3,551,380 at June 30, 2008. Monthly payments on these capital leases total approximately $175,000 and they are more than twelve months in arrears. In addition, Mobilepro was a co-purchaser of certain wireless network equipment obtained by Kite Networks. The amount originally owed to the supplier of this equipment for the purchase of this equipment was $1,591,978. The Company entered into a forbearance agreement with the equipment vendor and agreed to pay the equipment obligation over time, with interest at the prime rate. In the event certain assets are sold by Gobility, the proceeds of such asset sale will be used to satisfy all or a portion of the equipment obligation.

On March 10, 2008 Gobility sold the assets of the wireless network in Longmont, Colorado and the Company received the related proceeds in the form of promissory notes from the purchaser totaling $1,800,000. Thereafter, in July 2008 Data Sales sold certain of the leased assets to a third party, further reducing the total principal balance of the leases by approximately $1,231,000. In connection with the foregoing asset sale, the Company executed a promissory note and release with Data Sales in the principal amount of $330,000. Although Gobility has previously represented to us that it is pursuing the sale of its remaining wireless network assets, we understand that Gobility has not yet closed on the sale of those wireless networks and that it has defaulted in making scheduled lease payments. If Gobility fails to consummate the sale of its remaining wireless network assets and make the required payments on the liabilities described above, it is likely that the creditors described above will demand payment of the past due amounts from Mobilepro. As a result of Gobility’s failure to satisfy the monthly lease obligations, one leasing company has commenced legal action against Mobilepro (see Item 1. - “Legal Proceedings”). Other leasing companies may also elect to commence legal action and may elect to accelerate the payment date for the balance of the remaining monthly payments. In such event, Mobilepro would not have sufficient cash to satisfy the obligations to the leasing companies. Further, if we were unsuccessful in defending lawsuits from the leasing companies and were required to satisfy the obligations to the leasing companies, the Company may not be able to meet its principal and interest payment obligations on the convertible debenture and YA Global could potentially foreclose on the assets of the Company.

Failure to Complete the Sale of the CLEC Business May Result in Our Inability to Retire the YA Global Debentures

On June 30, 2007, we executed an agreement to sell the Wireline Businesses (including CloseCall, AFN and the Internet service provider companies) to USA. Pursuant to the USA Purchase Agreement, we closed the sale of the Internet service provider companies to USA on July 18, 2007 and received cash proceeds of $2,500,000, a promissory note for $2,000,000 and preferred stock convertible into 7.5% of the fully diluted shares of USA’s common stock initially valued at $5.8 million. Simultaneously, we used $2,000,000 of this cash to pay down principal and accrued interest owed to YA Global under the debentures. The balance of the promissory note was $1,000,000 and was scheduled to be paid by USA on or before March 31, 2008. In July 2008, the Company revised the payment terms relating to the USA note and received principal and interest payments totaling $200,000. The remaining principal balance and accrued interest at 12% per annum is due on December 29, 2008.

Upon the close and pursuant to the terms of the USA Purchase Agreement, the Company was scheduled to receive additional cash proceeds of $18.4 million, including payment of the balance of the promissory note. The cash proceeds from the sale of the CLEC Business were expected to be utilized to retire the YA Global debentures plus accrued interest.  However, on January 14, 2008 we received notice from USA which purports to terminate the Purchase Agreement but provides that USA remains interested in discussing the terms upon which it would purchase CloseCall and AFN. USA was unable to complete the purchase of the CLEC Business on terms acceptable to the Company and, as a result of this default, the Company subsequently terminated the purchase agreement. In the event that the Company is unsuccessful in selling the businesses to an alternative buyer and if the Company is unable to obtain additional credit or an extension in the payments due under the YA Global debt, the Company may not have the ability to continue as a going concern.

We Have Lost Money Historically Which Means That We May Not Be Able to Continue Operations

The Company has historically lost money. The Company’s accumulated deficit at June 30, 2008 was $96,081,214. In the three months ended June 30, 2008, the Company incurred a net loss of $448,367. In the years ended March 31, 2008, 2007 and 2006, the Company sustained net losses of $18,361,602, $45,898,288 and $10,176,407, respectively. Over this three-year period, most of the acquired businesses of Mobilepro have experienced declining revenues. Although restructuring measures have reduced other operating expenses, the Company had been unable to reduce the corresponding costs of services. In addition, the Company has funded the start-up and operations of the municipal wireless networks and online gaming businesses without these companies achieving expected revenues and continues to fund the Company’s corporate overhead. As a result, the amount of cash used in operations during the three months ended June 30, 2008 was $898,096. Future losses are likely to occur. Accordingly, the Company will continue to experience liquidity and cash flow problems if it is unable to improve its operating performance, to sell assets for cash including the CLEC Business, or to raise additional capital as needed and on acceptable terms.

We Do Not Have Enough Shares and Registered Shares to Cover the Conversion of the Debentures into Our Common Stock

Effective June 30, 2008, the Company issued the Convertible Debenture to YA Global with an aggregate principal balance of $13,391,175 replacing the Amended Debenture and the Secured Debenture. The Convertible Debenture provides for monthly payments of interest at 12% with the remaining principal balance due on May 1, 2009. Accordingly, the entire principal balance of the Convertible Debenture has been classified as a current liability at June 30, 2008 in the Company’s condensed consolidated balance sheets. YA Global may convert any portion of the unpaid principal and interest into shares representing up to 4.99% of the Company’s common stock at the lesser of $0.04973 per share or the average of the two lowest volume weighted average prices during the five trading days immediately preceding the conversion date. If certain conditions are met, the Company has the option to pay up to 4.5% of the total interest due in common stock at the applicable conversion price on the day immediately prior to the interest payment date. The conversion price is subject to adjustment if the Company is deemed to have issued shares at a price that is lower than the effective conversion price on the date such shares are issued.  Using shares of its common stock registered on Form S-3 in November 2006, the Company made principal and interest payments on the debentures that totaled $4,880,481 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of shares registered for YA Global’s benefit related to the Convertible Debenture has been exhausted.

In order to issue a sufficient number of shares to permit the unpaid balance of the Convertible Debenture to be converted into common stock, assuming sufficient market capitalization, the Company would need to obtain authorization from its shareholders to increase the number of authorized shares of common stock. The Company cannot guarantee that any such proposal will be approved by the shareholders. Furthermore, since the supply of registered shares has been exhausted any newly authorized shares issued in connection with the conversion of all or part of the principal balance of the Convertible Debentures would require registration by the Company under the Securities Act of 1933 (the “Securities Act”). Because of the decline in the total market value of the outstanding shares of our common stock, we are not now eligible to use Form S-3 in order to register such shares. As a result, we may be required to use a more extensive and time-consuming process in order to register additional shares of our common stock in the future.

Absent new capital, a sale of the CLEC Business on acceptable terms or other significant event, the Company may not have the ability to continue as a going concern without a significant restructuring of the YA Global Convertible Debentures.

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

In November 2006, we filed a registration statement on Form S-3 covering the resale by selling stockholders of up to 404,474,901 shares of common stock that was declared effective by the SEC. To date, we have issued 175,779,290 shares of our common stock to YA Global that were covered by the registration statement. The remaining number of shares registered in this offering represents approximately 29.5% of the total number of shares of common stock outstanding at June 30, 2008. In the event that the selling stockholders dispose of some or all of the remaining shares of common stock covered by this registration statement, such sales may cause our stock price to decline.

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

The Unavailability of Telecommunication Lines Could Threaten Our Business

Our ability to deliver good quality services at competitive prices depends on our ability to obtain access to T-l and dial-up lines pursuant to pricing and other terms that are acceptable to us. Access to these lines necessary for providing services to a significant portion of our subscribers is obtained from incumbent local exchange carriers like Verizon and AT&T. To date, we have been successful in reaching certain important agreements with each of these carriers providing us with opportunities to expand services and the geographic coverage of such services and predictable prices, avoiding any interruption in service to our customers. In the event that any of the carriers would be unable or unwilling to provide service to us, even if legally required to do so, our ability to service existing customers or add new customers could be adversely impaired in a material manner.

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

In addition, decisions by the FCC to abolish "UNE-P" rules and rates will likely increase local line rates for our payphone and discontinued CLEC businesses.

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

On June 30, 2008, in connection with the issuance of the Convertible Debenture, the Company granted to YA Global a seven-year warrant to purchase 25,000,000 shares of its common stock at an exercise price of $0.04973 per share which expires on June 30, 2015. In addition, the outstanding warrants previously granted to YA Global to purchase 15,000,000 share of common stock at $0.20 per share and 10,000,000 shares of common stock at $0.174 per share were repriced and are now exercisable at a price of $0.04973 per share.

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

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the three months ended June 30, 2008. However, please see the Risk Factors above titled “The Failure of Gobility to Sell Assets May Result in Our Payment of Transferred Liabilities and May Cause a Material Adverse Effect to our Business”.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description	Location
10.1	Third Amended and Restated Employment Agreement, dated June 25, 2008, between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K filed on June 27, 2008

10.2	Securities Purchase Agreement dated June 30, 2008 between Mobilepro Corp. and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008

10.3	12% Secured Convertible Debenture dated June 30, 2008 issued by Mobilepro Corp. to YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008

10.4	Global Security Agreement dated June 30, 2008 between Mobilepro Corp. and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008

10.5	Intellectual Property Security Agreement dated June 30, 2008 between Mobilepro Corp. and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008

10.6	Global Guarantee Agreement dated June 30, 2008 between Mobilpro Corp. and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008

10.7	Global Pledge Agreement dated June 30, 2008 between Mobilpro Corp. and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008

10.8	Warrant dated June 30, 2008 issued by Mobilepro Corp. to YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008

10.9	Promissory Note made as of August 1, 2008 by and among Mobilepro Corp. and Data Sales Co., Inc. in the amount of Three Hundred Thirty Thousand Dollars ($330,000).	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2008

31.1	Certification by Jay O. Wright, Chief Executive Officer, pursuant to Rule 13a-14(a)	Provided herewith

31.2	Certification by Donald L. Paliwoda, Principal Financial Officer, pursuant to Rule 13a-14(a)	Provided herewith

32.1	Certification by Jay O. Wright and Donald L. Paliwoda, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Provided herewith

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

MOBILEPRO CORP.

Date:	August 14, 2008	By: /s/ Jay O. Wright
Jay O. Wright, Chief Executive Officer

Date:	August 14, 2008	By: /s/ Donald L. Paliwoda
Donald L. Paliwoda, Chief Accounting Officer