Form 10-Q
period 2008-09-30
MOBILEPRO CORP
filed 2008-11-14
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 7, 2008, the Company had 938,264,653 outstanding shares of its common stock, $0.001 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30 AND MARCH 31, 2008

ASSETS

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$1,413,434	$1,011,396
Restricted cash	80,000	556,397
Accounts receivable, net	280,920	231,362
Notes receivable	859,128	1,065,000
Prepaid expenses and other current assets	179,779	123,759
Assets of companies held for sale	27,723,152	28,021,141

Total Current Assets	30,536,413	31,009,055

FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION	166,741	257,655

OTHER ASSETS
Notes receivable, long-term	1,565,000	1,800,000
Deferred financing fees	123,980	-
Investments and other assets	367,301	324,243

Total Other Assets	2,056,281	2,124,243

TOTAL ASSETS	$32,759,435	$33,390,953

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30 AND MARCH 31, 2008
(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Notes payable and convertible debentures	$13,391,102	$13,253,736
Accounts payable and accrued expenses	3,064,963	3,177,037
Deferred revenue	600,000	600,000
Liabilities of companies held for sale	8,559,376	9,663,144

Total Current Liabilities	25,615,441	26,693,917

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,035,425 shares authorized,
35,378 shares issued and outstanding at September 30 and March 31, 2008	35	35
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 852,764,653 and
775,821,796 shares issued and outstanding at September 30 and March 31, 2008	852,765	775,822
Additional paid-in capital	101,641,948	101,554,026
Accumulated deficit	(95,350,754)	(95,632,847)

Total Stockholders' Equity	7,143,994	6,697,036

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,759,435	$33,390,953

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	Seprember 30,		Seprember 30,
	2008	2007	2008	2007

REVENUES	$860,569	$4,197,406	$933,996	$10,165,226

OPERATING COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	1,080	2,185,248	2,160	5,750,034
Payroll, professional fees and related expenses (exclusive of stock compensation)	341,569	2,638,326	757,778	6,228,459
Office rent and expenses	41,724	228,040	77,644	380,413
Other general and administrative expenses	84,630	239,955	185,269	625,198
Write-down in carrying value of notes receivable	300,000	-	300,000	-
Depreciation and amortization	45,456	491,524	90,913	1,208,705
Stock compensation	25,706	434,569	49,675	635,122
Total Operating Costs and Expenses	840,165	6,217,662	1,463,439	14,827,931

OPERATING INCOME (LOSS)	20,404	(2,020,256)	(529,443)	(4,662,705)

INTEREST AND OTHER EXPENSE, NET	(329,772)	(52,999)	(475,195)	(705,024)

LOSS ON SALE OF ASSETS	-	(2,800,206)	-	(2,778,906)

EQUITY IN NET LOSS OF MICROLOG CORPORATION	(65,326)	-	(100,333)	-

LOSS FROM CONTINUING OPERATIONS	(374,694)	(4,873,461)	(1,104,971)	(8,146,635)

DISCONTINUED OPERATIONS
Income (loss) from operations of discontinued operations	204,016	(219,783)	485,926	(1,935,274)
Gain (loss) on sale of discontinued operation	901,138	(7,517,516)	901,138	(7,517,516)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,105,154	(7,737,299)	1,387,064	(9,452,790)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$730,460	$(12,610,760)	$282,093	$(17,599,425)

INCOME (LOSS) PER SHARE, BASIC AND DILUTED
Continuing operations	$(0.0005)	$(0.0063)	$(0.0014)	$(0.0106)
Discontinued operations	0.0014	(0.0100)	0.0018	(0.0124)

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$0.0009	$(0.0163)	$0.0004	$(0.0230)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	802,323,970	775,103,810	789,145,293	764,933,385

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$282,093	$(17,599,425)
(Income) loss from discontinued operations	(1,387,064)	9,452,790
Loss from continuing operations	(1,104,971)	(8,146,635)
Items that reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	90,913	1,208,705
Noncash interest expense	255,556	196,293
Amortization of deferred financing fees	53,134	-
Stock compensation	49,675	635,122
Equity in net loss of Microlog Corporation	100,333	-
Write-down in carrying value of notes receivable	300,000	-
Loss on sale of payphone assets	-	2,778,906
Other noncash charges	-	239,404
Changes in assets and liabilities
Decrease in restricted cash	476,397	-
(Increase) decrease in accounts receivable	(49,558)	671,915
Decrease in notes receivable	140,872	-
(Increase) in other current assets	(56,020)	(507,387)
(Increase) in other assets	(143,390)	(16,117)
Increase (decrease) in accounts payable and accrued expenses	6,476	(1,519,311)
Operating activities of discontinued operations	413,064	337,333
	1,637,452	4,024,863

Net cash provided by (used in) operating activities	532,481	(4,121,772)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of payphone assets	-	3,248,741
Capital expenditures, net	-	(333,066)
Proceeds from sale of investments	-	277,426
Investing activities of discontinued operations	-	1,713,478

Net cash provided by investing activities	-	4,906,579

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings/(payments) of debt, net	(3,000)	(1,920,830)
Deferred financing fees	(177,114)	-
Financing activities of discontinued operations	(186,946)	(244,676)

Net cash (used in) financing activities	$(367,060)	$(2,165,506)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(Unaudited)

	For the Six Months Ended
	September 30,
	2008	2007

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$165,421	$(1,380,699)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,075,117	3,430,844

CASH AND CASH EQUIVALENTS - END OF PERIOD	2,240,538	2,050,145

LESS CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	(827,104)	(1,252,879)

CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$1,413,434	$797,266

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Cash paid during the period for interest	$617,441	$717,428
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Issuance of new convertible debenture to YA Global	$13,391,175	$-
Retirement of convertible debentures issued to YA Global	$(13,168,944)	$-
Issuance of warrants with new convertible debenture	$(10,390)	$-
Convertible preferred stock of United Systems Access, Inc.	$-	$5,763,893
Notes receivable	$-	$2,000,000
Payment of debentures and accrued interest with common stock	$(104,800)	$(1,967,908)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

Going Concern Uncertainty

The Company has historically lost money. The Company’s accumulated deficit at September 30, 2008 was $95,350,754. Although the Company had net income of $282,093 in the six months ended September 30, 2008, it had a loss from continuing operations of $1,104,971. In the fiscal years ended March 31, 2008, 2007 and 2006, the Company sustained net losses of $18,361,602, $45,898,288 and $10,176,407, respectively. Over these periods, most of the acquired businesses of Mobilepro experienced declining revenues. Although restructuring measures reduced other operating expenses, the Company was unable to sufficiently reduce the corresponding costs of services. In addition, the Company funded the start-up and operations of the municipal wireless networks and online gaming businesses without these companies achieving profitability. The Company was able to generate $532,481 of cash from operating activities during the six months ended September 30, 2008. Cash flow from operations was primarily due to cash generated by its CLEC Business and $810,215 of receipts relating to claims involving over-billings by certain telecommunications carriers of Davel in violation of regulatory rulings (“Regulatory Receipts”), including $718,314 received from Qwest in the second fiscal quarter (see Note 8). The amount of cash used in operations during the fiscal year ended March 31, 2008 was $3,558,996.

Because the cash required to fund the continuing operating losses and to complete the build-out of planned municipal wireless networks exceeded the Company’s available capital, the Company signed agreements to sell substantial portions of its operations to several unaffiliated buyers (see Note 3). The Company is also seeking a buyer for its CLEC Business. If the Company is successful in doing so, it will use the expected proceeds to retire the amounts owed under the convertible debenture issued to YA Global Investments, L.P. (“YA Global”, f/k/a Cornell Capital Partners, L.P) and other obligations of the Company.

Notwithstanding expected cash flow deficits, the Company has significant claims against third parties which, if successful, could be used by the Company to fund its obligations and/or pay all or a portion of the amounts due to YA Global (see Note 8). Claims against third parties include litigation against AT&T, Sprint and Qwest for non-payment of dial around compensation to the Davel entities, portions of amounts claimed from telecommunications carriers for regulatory receipts, and contractual claims for damages in connection with the sale of the CLEC and Wireless Networks Businesses. However, there can be no assurance that the Company will be able to prevail in its claims against third parties, that the amount awarded will be material, or that such amounts, if any, can be collected by the Company.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments based on recorded amounts for the foreseeable future. If the Company is unable to permanently eliminate the cash requirements represented by the Wireless Networks Business, and/or fails to sell the CLEC Businesses to USA or a new buyer on terms that are acceptable to the Company, the Company will not have the ability to continue as a going concern without additional capital and/or collections of significant amounts on claims against third parties. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statement Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior-period financial statement balances have been reclassified to conform to the September 30, 2008 presentation.

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

These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring, and that are necessary for a fair presentation of results for the interim periods. The results of operations for the six months ended September 30, 2008 are not necessarily indicative of the results that will be achieved for the fiscal year ending March 31, 2009.

Companies Held for Sale

The assets and liabilities of the CLEC Business and the remaining net liabilities of the Wireless Networks Business are summarized and classified as “held for sale” in the accompanying condensed consolidated balance sheets at September 30 and March 31, 2008. The operating results of these businesses and the operating results of the ISP Business, which was sold in the second quarter of fiscal year 2008, are included in discontinued operations in the accompanying condensed consolidated statements of operations for the six months ended September 30, 2007. For the six months ended September 30, 2008, discontinued operations includes the operating results of the CLEC Business and the gain and net interest cost of the remaining assets and liabilities of the Wireless Networks Business.

Impact of Recent Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 were effective for the Company on April 1, 2007. Adoption of FIN 48 did not have a material effect on the consolidated financial statements.

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

Restricted Cash

The Company is required to maintain letters of credit collateralized by cash as additional security for the performance of obligations under certain service agreements. Restricted cash at March 31, 2008 also includes $206,397 that was held in escrow to indemnify Sterling for possible claims that could arise in connection with the sale of Davel’s payphones on September 7, 2007 (see Note 3). On September 12, 2008 the remaining balance of the escrow account and accrued interest was transferred to unrestricted cash. The cash collateral is restricted and is not available for the Company’s general working capital needs. The letters of credit expire at various dates through March 2010.

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

Davel also recognizes revenue related to non-coin dial-around calls that are initiated from a Company payphone in order to gain access to a specific long distance company or to make a standard toll free call. Revenue related to such dial-around calls is recognized initially based on estimates. The inter-exchange carriers have historically paid for fewer dial-around calls than are actually made and the collection period for dial-around revenue is generally four to six months, but can be in excess of one year. Most dial-around receivable amounts are received early in each calendar quarter from an industry clearinghouse organization, one quarter in arrears. For example, Davel was entitled to receive its dial-around receipts related to the quarter ended June 30, 2007 in October 2007, allowing it to adjust the second calendar quarter dial-around receivable amount included in the balance sheet at September 30, 2007 based on the actual collection experience. Davel’s estimate of revenue for the most recent calendar quarter is based on the historical analysis of calls placed and amounts collected. These analyses are updated on a periodic basis. Recorded amounts of revenue may be adjusted based on actual receipts and/or the subsequent revision of prior estimates. Total dial-around revenue amounts for the three and six months ended September 30, 2008 were $28,605 and $45,291, respectively. The amounts for the corresponding periods of the prior year were $931,202 and $2,176,919, respectively.

Accounts Receivable

The Company conducts business and may extend credit to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances and based to a significant extent on recent historical overall account write-off experience. The Company had allowances for doubtful accounts of $886,975 and $993,356 at September 30 and March 31, 2008, respectively, relating to accounts receivable other than dial-around compensation amounts, which were included in assets of companies held for sale in the accompanying consolidated balance sheets.

Dial-around receivable amounts included in the condensed consolidated balance sheets at September 30, 2008 and March 31, 2008 were $29,605 and $45,692, respectively. During all periods presented, credit losses, to the extent identifiable, were generally within management’s overall expectations.

Notes Receivable

Notes Receivable consist of a $2,000,000 note receivable from USA, as amended, with a remaining principal balance of $859,128 and $1,000,000 at September 30 and March 31, 2008, respectively, and $1,865,000 of notes receivable that the Company received in connection with Gobility’s sale of the Longmont, Colorado wireless network (see Note 3). In July 2008, the Company revised the payment terms relating to the USA note and received principal and interest payments totaling $200,000. The remaining principal balance and accrued interest at 12% per annum is due on December 29, 2008. This note and accrued interest of $19,187 and $19,852 at September 30 and March 31, 2008, respectively, are included in current assets of continuing operations in the accompanying condensed consolidated balance sheets.

The $1,865,000 of notes receivable from DHB Networks, LLC (“DHB”), the purchaser of the Longmont, Colorado wireless network, consist of four notes. The notes generally provide for quarterly payments of interest only at 9% for the first three years beginning September 1, 2008 plus equal quarterly principal payments of $141,050 commencing March 1, 2011. The notes and any unpaid interest are due in March 2015. The notes are guaranteed by the chief executive officer and principal owner of DHB.

In October 2008, the Company revised the payment terms on the DHB notes and received or will receive $12,500 towards the interest that was due in September 2008. The remaining unpaid interest accrued through November 30, 2008 will be capitalized. Thereafter, interest is payable quarterly beginning February 28, 2009 at a new rate of 10% per annum. The maturity and principal payments dates have not changed. The Company also wrote down the carrying value of the notes by $300,000 in the quarter ended September 30, 2008 in recognition of the current financial condition of DHB. These notes receivable and accrued interest are included in assets of continuing operations in the condensed consolidated balance sheets.

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Deferred Financing Fees

The Company incurred financing costs of $177,114 in connection with refinancing of the secured convertible debenture issued to YA Global on June 30, 2008. These costs, representing primarily legal and other fees to be paid in cash, are included in other assets of continuing operations at September 30, 2008 and will be amortized to interest expense through the maturity date of the debentures on May 1, 2009. Total financing fees charged to interest expense of continuing operations for the three and six months ended September 30, 2008 was $53,134. At September 30, 2008, the unamortized balance of deferred financing fees included in the condensed consolidated balance sheets was $123,980.

Accounting for Stock Options and Warrants

Effective April 1, 2006, the Company adopted SFAS 123R, “Share Based Payments,” relating to stock-based compensation issued to employees, including options, warrants, restricted share plans, performance-based awards, stock appreciation rights, stock purchase plans and other stock-based awards. Under SFAS 123R, compensation cost is recorded in the financial statement based on the fair value of the award on the date of grant and is recognized as compensation expense over the period in which the award vests. The Company uses the Black-Scholes pricing model to determine the fair value of options and warrants.

Property, Plant and Equipment

Depreciation expense is computed using the straight-line method during the estimated useful life of each asset. The amounts of depreciation related to continuing operations and included in the condensed consolidated statements of operations for the three and six months ended September 30, 2008 were $45,456 and $90,913, respectively. The amounts for the corresponding periods of the prior year were approximately $406,746 and $993,020 respectively.

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, furniture and equipment and other long-lived assets included in assets of companies held for sale are not depreciated or amortized while such assets are classified as held for sale.

Advertising Contracts

CloseCall uses print, signage, radio and television advertising to market services to customers of certain local professional sports teams. Advertising programs include the use of long-term contracts. Upon the negotiation of such a contract, the Company records the cost of the advertising program as an asset, and amortizes the balance to operating expenses over the life of the contract. At September 30 and March 31, 2008, assets of companies held for sale included prepaid expenses of $2,317 and $137,749, respectively, related to such contracts. The corresponding contract liability is paid typically in installments. At September 30 and March 31, 2008, liabilities of companies held for sale included accounts payable and accrued expenses of $36,985 and $171,375, respectively, that are payable under such contracts.

Goodwill and Long-Lived Assets

At September 30 and March 31, 2008, $20,531,278 of goodwill is included in assets of companies held for sale in the Company’s condensed consolidated balance sheets. Generally accepted accounting principles require that the Company assess the fair value of goodwill amounts relating to acquired entities at least annually in order to identify any impairment in the values. However, on a quarterly basis, management is alert for events or circumstances that would indicate that, more likely than not, the fair value amounts of goodwill for reporting segments have been reduced below the corresponding carrying amounts. If there is a determination that the fair value of an acquired entity is less than the corresponding net assets amount, including goodwill, an impairment loss would be identified and recorded at that time. As of March 31, 2008, the Company evaluated the carrying value of goodwill and determined that no adjustment for impairment was required. There were also no asset impairment charges recorded in the three and six months ended September 30, 2008 and 2007.

Customer Location Contracts

Intangible assets previously included amounts paid to property location owners in connection with payphone installation contracts, which were sold in conjunction with the sale of a majority of Davel’s payphones in September 2007. These other assets were amortized on a straight-line basis over their estimated useful lives based on contract terms (generally 5 years). Amortization expense related to location contracts of $84,778 and $215,685 is included in operating costs and expenses of continuing operations for the three and six months ended September 30, 2007, respectively.

Accounts Payable and Accrued Liabilities

The accounts payable and accrued liabilities of continuing operations consisted of the following at the indicated dates:

	September 30, 2008	March 31, 2008
Accounts payable	$716,915	$768,175
Accrued restructuring costs	100,218	100,218
Accrued compensation	267,188	252,874
Accrued interest expense	132,453	167,371
Other accrued liabilities	1,848,189	1,888,399
Totals	$3,064,963	$3,177,037

Income Taxes

The Company has adopted the provisions of SFAS No. 109, “Accounting for Income Taxes”. The statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Because of its history of losses, the Company has not had any material federal or state income tax obligations. No provision for income taxes was required in the three months and six months ended September 30, 2008 and 2007 because of net operating loss carryforwards generated by the Company.

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

Upon the closing of the sale of the ISP Business on July 18, 2007, the Company received $2.5 million in cash, a $2 million note, which was originally payable upon the earlier of the closing of the CLEC Business or January 1, 2008, and the 8,100 shares of USA Preferred. The remaining cash proceeds of $17,400,000 were to be paid by USA at the time of the CLEC closing. Until that time, USA was required to cause the managed companies to make monthly payments of interest on this balance at a rate of 7.75% directly to YA Global, two months in arrears. The Company received the monthly payments due through January 1, 2008, which payments have been applied to principal and interest on the Secured Debenture and Amended Debenture. The Company initially recorded these payments as an offset to interest expense in the amount of $616,985 through December 31, 2007. In the fourth quarter of fiscal year 2008, the Company reversed this amount that was previously credited to interest expense.

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

The loss incurred in connection with the sale of the ISP Business, before the adjustment for the termination of the sale of the CLEC Business in the fourth quarter of fiscal year 2008, of $2,481,227 is included in the loss on sale of discontinued operations in the three months and six months ended September 30, 2007.

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

Under the terms of the Gobility Debenture, Gobility was required to raise at least $3.0 million in cash no later than August 15, 2007. Prior to closing, the Company received a reliance letter from Wingfield Corporation, N.V. (“Wingfield”), a Brussels, Belgium-based merchant bank, stating that such financing was forthcoming. To date, Gobility has not obtained financing from Wingfield or any other source and is in default with respect to the Gobility Debenture. As a result of this default, the Company has the right but not the obligation to repurchase the Wireless Networks Business with the surrender of the Gobility Debenture and the payment of nominal additional consideration. In addition to its inability to obtain the required financing, Gobility has been unable to fund its operations including the payment of amounts due under a series of capital equipment leases and other equipment-related obligations. Because the equipment leases and other equipment purchases were co-signed by Mobilepro, if Kite Networks fails to pay the leases, absent any other defenses it may have, the Company could be obligated to pay the debt. As a result of these defaults by Gobility, the Company has written off the $2.0 million Gobility Debenture and has recorded the capital leases and equipment-related obligations as liabilities in connection with the sale. The Company has also recorded the certificates of deposits securing the lease obligations.

The Company is currently cooperating with Gobility in its efforts to sell the assets of Kite Networks in order to pay off the obligations relating to the leases and other equipment. In September 2007, the Company was required to make lease payments totaling $64,165. On March 10, 2008, Gobility sold the assets of the wireless network in Longmont, Colorado, and the Company received the related proceeds in the form of promissory notes from the purchaser totaling $1,800,000. In addition, the Company entered into a forbearance agreement with the principal equipment vendor and agreed to pay the $1,591,978 equipment obligation, with interest at the prime rate, and a related lease obligation in the principal amount of $149,749. In March 2008, the Company also satisfied the terms of one of the leases relating to the Tempe, Arizona wireless network with an aggregate principal balance of $318,595, plus accrued interest, by paying $93,000 in cash and having the $250,000 certificate of deposit that secured the lease applied thereto. As a result of the sale to Gobility and these transactions, the Company recorded a net loss on the sale of its Wireless Networks Business of $3,433,843 that was reported in the loss on sale of discontinued operations for the fiscal year ended March 31, 2008. Of this amount, the Company recognized a loss of $5,036,289 in the second fiscal quarter and a $1,602,446 reduction in the loss relating to the sale of the Longmont, Colorado wireless network that was recorded in the fourth quarter of the fiscal year ended March 31, 2008.

On August 1, 2008, the Company executed a promissory note and release with Data Sales Co., Inc. (“Data Sales”) in the principal amount of $330,000. The note is in full satisfaction of a $1,231,138 lease obligation for which the Company was a co-borrower with Kite Networks and reflects the impact of a sale of certain uninstalled wireless equipment by Data Sales to an unaffiliated third party purchaser that was consummated in July 2008. The Company recorded a gain of $901,138, or $0.0011 per share, in its fiscal second quarter as a result of the transaction.

The Company continues to cooperate with Gobility in its efforts to sell the remaining assets of Kite Networks. In the event Gobility is unsuccessful in its attempts to sell the remaining assets and satisfy the lease obligations, the Company, subject to any defenses it might have, could be required to make the payments on the remaining leases. At September 30, 2008, the amounts recorded on the balance sheet as liabilities of companies held for sale relating to the capital lease obligations, accrued interest, and the note payable and equipment obligation were $2,421,632, $368,703 and $1,768,511, respectively. The Company has also recorded the certificates of deposits securing the lease obligations in the aggregate amount of $937,664 as assets of companies held for sale in the accompanying consolidated balance sheets.

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

 The revenues and the net income (loss) of discontinued operations were as follows:

	Three Months Ended September 30,
	2008	2007
Revenues	$8,054,407	$9,779,097
Income (loss) from discontinued operations before disposal	$204,016	$(219,783)
Gain (loss) on disposal	901,138	(7,517,516)
Income (loss) from discontinued operations	$1,105,154	$(7,737,299)

	Six Months Ended September 30,
	2008	2007
Revenues	$15,710,594	$24,789,298
Income (loss) from discontinued operations before disposal	$485,926	$(1,935,274)
Gain (loss) on disposal	901,138	(7,517,516)
Income (loss) from discontinued operations	$1,387,064	$(9,452,790)

Assets and liabilities associated with the Wireless Networks, ISP and CLEC Businesses have been segregated from continuing operations and presented separately as assets of companies held for sale and liabilities of companies held for sale in the condensed consolidated balance sheets at September 30 and March 31, 2008. The major classifications of such assets and liabilities were as follows:

	September 30, 2008	March 31, 2008
Cash and cash equivalents	$827,104	$1,063,721
Restricted cash	1,294,502	1,425,165
Accounts receivable, net	2,964,261	2,718,933
Prepaid expenses and other current assets	951,873	1,125,926
Fixed assets, net	540,123	539,047
Goodwill, net of impairment	20,531,278	20,531,278
Customer contracts and relationships, net	524,111	508,424
Other assets	89,900	108,647

Assets of companies held for sale	$27,723,152	$28,021,141

Accounts payable and accrued expenses	$3,618,734	$3,675,162
Deferred revenue	623,832	701,638
Notes payable and capital lease and equipment obligations	4,316,810	5,286,344
Liabilities of companies held for sale	$8,559,376	$9,663,144

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

On September 7, 2007, Davel sold approximately 21,405 payphones to Sterling. Under the terms of the sale agreement, the Company received $50,000 in cash and $1,839,821 in cash was paid to YA Global to reduce the amount of principal and interest owed under the outstanding convertible debentures. Pursuant to the sale agreement, proceeds in the amount of $850,832 were used for the direct payment of certain related liabilities and broker fees and $1,200,000 of proceeds was used for the funding of escrow accounts established for the payment of key vendor obligations and indemnification claims. Sterling also assumed certain other liabilities of Davel. Effective September 30, 2007, Davel sold an additional 300 payphones for approximately $85,000. After these sales, Davel’s remaining operations have been significantly reduced. Davel’s remaining operations are being continued and Davel is pursuing the recovery of certain claims including the AT&T, Sprint and Qwest claims described in Note 8. A net loss of $2,800,206 was included in the loss from continuing operations in the second quarter of the fiscal year ended March 31, 2008 in connection with these transactions.

NOTE 4-INVESTMENTS

During the year ended March 31, 2005, the Company provided certain management services to two emerging technology firms. As consideration, the Company received a non-affiliate equity interest in each firm. These investments were recorded in the amounts of $300,000 and $150,000, respectively, approximating the value of the services provided. The shares of common stock held by the Company are considered to be available-for-sale securities. If a decline in the fair value of these securities is judged by management to be other than temporary, the cost basis of the securities would be written down to fair value at that time. During the second and third quarters of the fiscal year ended March 31, 2008, the Company received $277,426 and $84,077, respectively, from the sale of a portion of the shares and wrote down the carrying value of the remaining shares. The Company recognized a loss of $93,094 in the second quarter and a gain of $11,507 in the third quarter of fiscal 2008 relating to these transactions. The carrying value of the common stock included in other assets of continuing operations at March 31, 2008 was $6,910. In the three months ended June 30, 2008, the Company wrote off the remaining carrying value of the shares.

The Company received advanced proceeds, primarily in the form of an investment in 8,100 shares of the USA Preferred, in connection with the sale of the ISP and CLEC Businesses in the second quarter of the fiscal year ended March 31, 2008 (see Note 3). The fair value of the USA Preferred of $5,763,893, net of a $2,336,107 discount, was initially recorded and portions of the discount in the amounts of $96,465 and $147,733 were accreted to income in the second and third quarters of fiscal year 2008, respectively. Following the termination of the sale of the CLEC Business to USA in the fourth quarter of the 2008 fiscal year, the value of the convertible preferred stock was considered impaired and was written-off against the liability recorded for the advance from USA. The difference between the carrying values of the asset and liability of $56,442 was recorded as a reduction in the loss on sale of discontinued operations reported in the consolidated statements of operations during the fourth quarter of the fiscal year ended March 31, 2008.

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

The Company currently owns approximately 30% of the outstanding common stock of Microlog and accounts for its investment using the equity method of accounting. If all of the warrants and convertible securities issued by Microlog were exercised or converted to common stock, the Company would own approximately 70% of the outstanding common stock on a fully diluted basis. Microlog is a Germantown, MD based government contractor that develops, sells and installs software for integrated voice response and web-based customer contact systems in the healthcare industry. Microlog’s common stock is traded on the “Pink Sheets” under the symbol “MLOG”. The market value of the Company’s investment in the common stock of Microlog at September 30, 2008 was $453,333.

In January 2008, the Company also entered into a management agreement to provide financial, legal and administrative services to Microlog at a rate of $8,800 per month. The accompanying consolidated statements of operations include revenues of $26,400 and $52,800 related to this management agreement and $56,250 and $112,500 of interest income related to notes receivable from Microlog for the three months and six months ended September 30, 2008, respectively. There were no comparable amounts for the corresponding periods of the prior year. At September 30 and March 31, 2008, the carrying value of the investment and amounts due from Microlog of $321,884 and 256,917, respectively, are included in investments and other assets of continuing operations in the accompanying condensed consolidated balance sheets.

NOTE 5-DEBT

Debt Maturities

A summary of the balances owed under the debentures and other notes payable of continuing operations at September 30, 2008 and March 31, 2008 was as follows:

	September 30,	March 31,
	2008	2008
Convertible Debenture issued to YA Global	$13,286,375	$-
Amended Debenture issued to YA Global	-	11,006,823
Secured Debentures issued to YA Global	-	2,162,121
Other notes payable	112,000	115,000
	13,398,375	13,283,944
Less: Unamortized debt discounts	(7,273)	(30,208)
Less: Amounts due within one year	(13,391,102)	(13,253,736)
Long-term portion of debt	$-	$-

Based on the current terms of the YA Global debenture and other notes payable, as amended, the entire balance of debt at September 30, 2008 will become due for payment in the twelve-month period ending September 30, 2009.

The Convertible Debenture Agreement

Effective June 30, 2008, the Company issued a secured convertible debenture to YA Global (the “Convertible Debenture’) with an aggregate principal balance of $13,391,175, replacing the Amended Debenture and the Secured Debenture described below. The Convertible Debenture provides for monthly payments of interest at 12% with the remaining principal balance due on May 1, 2009. Accordingly, the entire principal balance of the Convertible Debenture has been classified as a current liability at September 30, 2008 in the Company’s condensed consolidated balance sheets. YA Global may convert any portion of the unpaid principal and interest into shares representing up to 4.99% of the Company’s common stock at the lesser of $0.04973 per share or the average of the two lowest volume weighted average prices during the five trading days immediately preceding the conversion date. If certain conditions are met, the Company has the option to pay up to 4.5% of the total interest due in common stock at the applicable conversion price on the day immediately prior to the interest payment date. The conversion price is subject to adjustment if the Company is deemed to have issued shares at a price that is lower than the effective conversion price on the date such shares are issued. The Convertible Debenture is secured by substantially all of the assets of the Company.

During the three months ended September 30, 2008, the Company issued 76,942,857 shares of common stock in satisfaction of $104,800 in principal relating to the Convertible Debenture. Subsequent to September 30, 2008, YA Global converted an additional $36,075 of principal into 85,500,000 shares of common stock. Such shares are tradable by YA Global pursuant to Rule 144 of the Securities Act of 1933 (the “Securities Act”).

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

The Amended Debenture

On June 30, 2006, the Company entered into an amended secured convertible debenture in the amount of $15,149,650 with YA Global (the “Amended Debenture”), replacing the debenture that was previously outstanding (the “Debenture”). The Company had the right to make any and all principal and interest payments by issuing shares of its common stock to YA Global provided that all such shares may only be issued by the Company if such shares are tradable under Rule 144 of the Securities Act, are registered for sale under the Securities Act, or are freely tradable by YA Global without restriction. The value assigned to such shares was based upon the lower of $0.275 per share or 93% of the average of the two lowest daily volume weighted average per share prices of the Company’s common stock during the five days immediately following the scheduled payment date. YA Global had the right to convert all or any part of the unpaid principal and accrued interest owed under the Amended Debenture into shares of our common stock at a conversion price of $0.275 per share. The Amended Debenture was secured by a blanket lien on our assets. The Amended Debenture bore interest at an annual rate of 7.75%.

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

Availability of Registered Shares

The Company filed a registration statement on Form S-3 on October 12, 2006 covering the resale of a total of 404,474,901 shares of the Company’s common stock by various selling stockholders, including 55,089,635 shares that may be issued to YA Global under the Amended Debenture, 120,689,655 shares related to convertible debentures issued under the Secured Debenture Agreement, and 38,750,000 shares related to the corresponding stock warrants. This registration statement was declared effective by the SEC, enabling the Company’s use of common stock to make installment payments to YA Global under the various debentures. As of May 10, 2007, the Company has issued all of the approximately 175,779,000 shares covered by the registration statement relating to the convertible debentures. At September 30, 2008, the total principal balance payable to YA Global under the Convertible Debenture was $13,286,375.

The Debentures - Interest Expense

For the three and six months ended September 30, 2008, the amounts of interest expense related to the debentures issued to YA Global, and included in the accompanying condensed consolidated statements of operations based on the stated interest rates, were $409,203 and $664,063, respectively. The amounts for the corresponding periods of the prior year were $289,909 and $611,105, respectively.

Interest expense amounts included in the accompanying condensed consolidated statements of operations for the current and prior year periods also included total debt discount amortization related to the debentures issued to YA Global. Amortization amounts were $3,117 and $33,325, respectively, for the three months and six months ended September 30, 2008. The amounts for the corresponding periods of the prior year were $38,152 and $193,841, respectively. Interest expense also included $53,134 for amortization of deferred financing fees related to the Convertible Debenture for both the three months and six months ended September 30, 2008. There was no comparable expense in the corresponding periods of the prior year.

The discounts provided to YA Global in connection with the issuance of shares of common stock in satisfaction of principal and interest payments due under the convertible debentures were charged to interest expense. The amount of such interest expense included in both the three months ended June 30, 2007 and the six months ended September 30, 2007 was $148,550.

Notes Payable to YA Global

In May 2007, the Company borrowed $1,100,000 from YA Global under a one-year promissory note with annual interest at a rate of 12% for the first six months of its term and an annual rate of 15% thereafter. This promissory note and the related accrued interest were repaid in July 2007 from the proceeds of sale of the ISP Business. Interest expense was $7,223 and $25,315 for the three months and six months ended September 30, 2007.

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

The outstanding principal amounts of the capital leases, equipment obligation and accrued interest are included in liabilities of companies held for sale at September 30 2008 and March 31, 2008 in the accompanying condensed consolidated balance sheets. The Company has also recorded the certificates of deposits securing the lease obligations in the aggregate amount of $937,664, which are available to offset a portion of the capital lease liabilities, as assets of companies held for sale in the accompanying condensed consolidated balance sheets. At September 30, 2008, a summary of the future scheduled payments based on the original terms of the capital leases and the note payable, equipment and interest obligations were as follows:

Lease payments due in the twelve months ending --
September 30, 2009	$2,661,777
September 30, 2010	250,898
2,912,675
Less - interest portions	(491,043)
Capital leases - principal portions	2,421,632
Equipment obligation	1,451,978
Note payable	316,533
Accrued interest on capital leases and other obligation	368,703
Total liabilities	$4,558,846

The equipment obligation provides for monthly principal payments of $20,000, plus interest at the prime rate, with additional principal payments due on a quarterly basis based on the scheduled payments due on the notes receivable from the purchaser of the Longmont, Colorado wireless network. The remaining unpaid principal balance and accrued interest is due and payable on September 7, 2010. The annual scheduled maturities of the equipment obligation are $351,477 and $1,100,501 for the twelve months ended September 30, 2009 and 2010, respectively.

As discussed in Note 3, on August 1, 2008, the Company executed a promissory note and release in the principal amount of $330,000 in full satisfaction of $1,231,138 of the lease obligations. The note requires twenty-three monthly payments of $10,000 and accrues interest at the rate of twelve percent. The remaining unpaid principal balance and accrued interest is due and payable on July 31, 2010. The Company recorded a gain of $901,138, or $0.0011 per share, in its fiscal second quarter as a result of the transaction.

NOTE 6-STOCKHOLDERS’ EQUITY

Common Stock Transactions in the Six Months Ended September 30, 2008

In the six months ended September 30, 2008, the Company issued 76,942,857 shares of its common stock in satisfaction of $104,800 in principal owed to YA Global relating to the Convertible Debenture. Subsequent to September 30, 2008, the Company issued 85,500,000 additional shares of common stock in satisfaction of $36,075 in principal owed to YA Global

Common Stock Transactions in the Six Months Ended September 30, 2007

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

Stock Options and Warrants

The stockholders of the Company have approved the issuance of 30,000,000 shares of common stock in connection with stock options granted pursuant to the 2001 Equity Performance Plan (the “2001 Plan”). In addition, the Company has issued options and warrants to purchase common stock to key personnel pursuant to specific authorization of the board of directors outside the scope of the 2001 Plan. The following tables summarize the stock option activity and the warrant activity for the six months ended September 30, 2008:

		Weighted- Average
Stock Options --	Number of Options	Exercise Price
Outstanding - March 31, 2008	1,656,000	$0.2200
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding - June 30, 2008	1,656,000	$0.2200
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding - September 30, 2008	1,656,000	$0.2200

Exercisable - September 30, 2008	1,656,000	$0.2200

Stock Warrants --		Weighted-Average
	Number of Warrants	Exercise Price
Outstanding - March 31, 2008	123,938,968	$0.1362
Granted	61,850,000	$0.0212
Exercised	-	$-
Cancelled	(7,000,000)	$0.1593
Outstanding - June 30, 2008	178,788,968	$0.0757
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding - September 30, 2008	178,798,638	$0.0757

Exercisable - September 30, 2008	131,643,134	$0.1011

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

Options to purchase common stock that are awarded pursuant to the terms of the 2001 Plan expire ten years from the date of grant. The options typically vest over two to three year periods according to a defined schedule set forth in the individual stock option agreement. Certain portions of the stock options vested based on the achievement of individual and Company objectives. Warrants to purchase shares of common stock vest over periods that range from twelve to thirty-six months. The vesting of warrants awarded to certain of the Company’s officers was set to occur upon the achievement of individual and/or Company objectives. Warrants typically expire on the ten-year anniversary of the date of grant.

Effective April 1, 2006, the Company adopted SFAS 123R, “Share Based Payments,” relating to stock based compensation issued to employees. The amounts of compensation expense included in continuing operations in the accompanying condensed consolidated statements of operations for the three and six months ended September 30, 2008 were $25,706 and $49,675, respectively. The amounts for the corresponding periods of the prior year were $434,569 and $635,122, respectively.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the six months ended September 30, 2008 and 2007:

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

NOTE 7-BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effects of the assumed exercise of outstanding stock options and warrants and the assumed conversion of the convertible debentures for the three month and six month periods presented herein were anti-dilutive as the Company incurred losses from continuing operations in these periods.

NOTE 8-LITIGATION

In addition to certain other litigation arising in the normal course of its business that we believe will not materially affect our financial position or operating results, we were involved with the following legal proceedings during the six months ended September 30, 2008.

1) At the time that we acquired Davel, there was existing litigation brought against Davel and other defendants regarding a claim associated with certain alleged patent infringement. Davel was named as a defendant in a civil action captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., C.A. No. 04-4303 filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claimed that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls. The plaintiff was seeking monetary relief of at least $7,500,000. Davel did not believe that the allegations set forth in the complaint were valid, and accordingly, Davel filed a Motion for Summary Judgment with the United States District Court. On October 4, 2007 the United States District Court granted Davel’s Motion for Summary Judgment and the Court entered final judgment dismissing Plaintiff John R. Gammino’s claims for patent infringement. On November 1, 2007, Plaintiff filed his Notice of Appeal commencing an action in the United States Court of Appeal for the Federal District. In response, Davel filed its appellate brief on February 26, 2008. Notwithstanding the pending appellate proceeding, the parties entered into a Settlement Agreement in July 2008 terminating the litigation and providing a mutual release of claims, which ended the pending litigation between the parties.

2) On April 17, 2007, the Supreme Court of the United States issued an opinion in the case captioned Global Crossing Telecommunications, Inc. v. Metrophones Telecommunications, Inc. on Certiorari from the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit" and the "Metrophones Case"), No. 05-705, in which it upheld the Ninth Circuit's decision that independent payphone providers have a private right of action to pursue recovery in federal court from telecommunication carriers who fail to pay dial around compensation. The ruling in the Metrophones Case impacts litigation that has been pending in federal district court against AT&T, Sprint and Qwest (the "Defendants") for non-payment of dial around compensation (the “District Court Litigation”). Davel Communications, Inc. and certain of Davel's subsidiaries (collectively, the "Davel Entities") are directly or indirectly plaintiffs in the District Court Litigation. Following the Supreme Court ruling in the Metrophones Case, AT&T and Sprint filed with the United States Supreme Court a Petition for a Writ of Certiorari No. 07-552 seeking review of the ruling of the United States Court of Appeals for the District of Columbia Circuit that the plaintiffs had standing in the District Court Litigation. On January 4, 2008 the United States Supreme Court granted the Petition for a Writ of Certiorari. The parties filed their respective briefs during the first calendar quarter of 2008, with the United States Supreme Court hearing oral arguments on April 21, 2008. On June 23, 2008, the United Stated Supreme Court issued a ruling affirming the decision of the United States Court of Appeals. The recent ruling by the United States Supreme Court has permitted the District Court Litigation to move forward.

Although the District Court Litigation has been pending since 1999, the litigation remains in its preliminary phases. As a result, we cannot predict the likelihood of success on the merits, the costs associated with the pursuit of the claims, the timing of any recovery or the amount of recovery, if any. However, the industry representing a group of independent payphone providers, including the Davel Entities, has prevailed in a similar Federal Communications Commission administrative proceeding against another carrier for non-payment of dial-around compensation using a similar methodology which was accepted and pursuant to which the Federal Communications Commission assessed pre-judgment interest (the "Similar Litigation"). The Similar Litigation is being appealed to the U.S. Court of Appeals for the District of Columbia. Based upon our methodology in the Similar Litigation, we estimate that the amount in controversy for the Davel Entities against the Defendants extends well into the eight figures, but any recovery is conditioned on, among other things (i) prevailing on the merits at trial; (ii) having the Davel Entities' damages model and other claims approved in whole or in large part; (iii) prevailing on any appeals that the Defendants may make; and (iv) the continued solvency of the Defendants. As evidenced by the nine years that this litigation has been in process, the Defendants have shown an interest in stretching the duration of the litigation and have the means to do so. Although the Davel Entities could ultimately benefit (in an absolute sense, although not necessarily on a present value basis) from this delay in the event that pre-and/or post-judgment interest (awarded at 11.25% per annum in the Similar Litigation) is assessed against the Defendants and the potential award of attorneys' fees and/or other remedies (in addition to compensatory damages) if the Davel Entities prevail, such delay will result in a deferral of the receipt of any cash to the Davel Entities.

3) Under the authority granted by the Management Agreement to USA, CloseCall America filed a complaint in the Circuit Court for Howard County, Maryland, against Skyrocket Communications, Inc. (“Skyrocket”) Case No. 13-C-07-70296 for breach of contract and unjust enrichment (the “Skyrocket Litigation”). CloseCall’s claim arose from an unpaid credit owing to CloseCall in the amount of $23,914, owed under a terminated technical support services agreement. In response thereto, Skyrocket filed a counter-claim alleging breach of contract and asserting damages in the amount of $1.5 million. In January 2008 Skyrocket filed an amended counter-complaint asserting an additional claim for intentional misrepresentation, seeking $5 million in actual damages and $5 million in punitive damages. Based upon our belief that the counter-claim and amended counter-claims are without merit, CloseCall filed a motion for summary judgment. The Court granted CloseCall’s motion on the amended counter-claim and dismissed Skyrocket’s claim for intentional misrepresentation. CloseCall intends to seek reconsideration of its motion for summary judgment on the counter-claim. It is expected that the matter will proceed to trial during the first calendar quarter of 2009. We believe that CloseCall has meritorious defenses to the alleged claims and we intend to vigorously defend CloseCall in this matter. Notwithstanding the foregoing, in the event that CloseCall is required to litigate the matter and its defenses were not successful, we believe that any potential exposure related to the claims alleged against CloseCall are not likely to be material.

4) On or about March 15, 2008 we were served with a summons and complaint in the Superior Court of New Jersey in Bergen County captioned Harborside Investments III LLC vs. MobilePro Corp. and Neoreach, Inc. The plaintiff alleges claims of breach of agreement and unjust enrichment arising out of an equipment lease agreement for wireless equipment and seeks damages in the amount of $976,361 (the “Harborside Litigation”). On or about April 28, 2008 the Company filed its answer, separate defenses and third party complaint against JTA Leasing Co., LLC. The Harborside Litigation is in its initial stages. Although we believe MobilePro has meritorious defenses to the alleged claims and we intend to vigorously defend ourselves in this matter we cannot predict the likelihood of success in the Harborside Litigation. The Company has recorded the liability for the estimated principal balance relating to this capital lease obligation and the related accrued interest which is included in liabilities of companies held for sale in the condensed consolidated balance sheets at September 30 and March 31, 2008.

5) On March 4, 2008 the Company filed a complaint in the Circuit Court of Madison County, Mississippi against Telava Networks, Inc. d/b/a Telava Wireless/Network, Inc. (“Telava”) asserting claims against Telava for breach of contract and tortuous breach of contract in connection with a June 2007 purchase agreement pursuant to which Telava agreed to purchase MobilePro’s interests in Kite Networks and the rest of our wireless business. The Company seeks recovery of all available damages including, but not limited to, actual, consequential general, expectancy and punitive damages. Telava filed a motion to remove the case to the United States District Court for the Southern District of Mississippi, Jackson Division after which it filed an answer denying the substantive claims made by MobilePro and asserting certain affirmative defenses to the claims. . On or about September 30, 2008 the parties entered into a joint stipulation of dismissal, without prejudice. The dismissal agreement ends the existing litigation while preserving the Company’s right to re-assert the claims at a later date if the Company so elects.

6) Davel and certain of its wholly owned subsidiaries have been plaintiffs in a complaint filed against Qwest Corporation (“Qwest” and the “Qwest Litigation”) in the United States District Court for the Western District of Washington alleging various claims concerning Qwest’s billings to the plaintiffs from 1997 to 2003 for certain communication services from Qwest. The proceeding had previously been stayed through January 2008 to permit the Federal Communications Commission to issue a ruling that would provide the court guidance concerning the billing matters at issue in the Qwest Litigation. Despite the failure of the Federal Communications Commission to timely issue the guidance sought by the district court, on or about September 30, 2008 the parties entered into a Settlement Agreement to resolve the Qwest Litigation. The proceeds received as a result of the Settlement Agreement had previously been assigned to the former lenders of Davel pursuant to the acquisition and related agreements between the Company and former secured lenders of Davel. As a result of a modification to certain agreements between the Company and the former lenders in December 2007, the Company was permitted to retain $718,314 of the settlement proceeds.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following is a discussion and analysis of our results of operations for the three and six month periods ended September 30, 2008 and 2007, our financial condition at September 30, 2008 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

However, most of our acquired businesses experienced declining revenues. Although restructuring measures helped to control other operating expenses, we were unable to reduce the corresponding costs of services sufficiently to maintain profitability. In addition, we funded the start-up and operations of the municipal wireless networks and online gaming businesses without these companies achieving profitability.

As a result, our business has historically lost money. Our accumulated deficit at September 30, 2008 was $95,350,754. Although the Company had net income of $282,093 in the six months ended September 30, 2008, it had a loss from continuing operations of $1,104,971. In the fiscal years ended March 31, 2008, 2007 and 2006, the Company sustained net losses of $18,361,602, $45,898,288 and $10,176,407, respectively. The Company was able to generate $532,481 of cash from operating activities during the six months ended September 30, 2008. Cash flow from operations was primarily due to cash generated by its CLEC Business and $810,215 of receipts relating to claims involving over-billings by certain telecommunications carriers of Davel in violation of regulatory rulings (“Regulatory Receipts”), including $718,314 received from Qwest in the second fiscal quarter (see Item 1. - “Legal Proceedings”). The amount of cash used in operations during the fiscal year ended March 31, 2008 was $3,558,996. Future losses are likely to occur. Accordingly, we are likely to continue to experience liquidity and cash flow problems if we are unable to complete the planned sale of assets, to improve the Company’s operating performance, or to raise additional capital as needed and on acceptable terms.

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

Gobility expected to raise capital for its operating purposes from Wingfield Corporation, N.V., a Brussels Belgium-based merchant bank, pursuant to a funding commitment letter that was presented to the Company at closing. Because this funding has not been obtained, Gobility has been unable to fund its operations including the payment of amounts due under a series of capital equipment leases and other equipment-related obligations. On the date of the sale to Gobility, the aggregate amount of this debt included in the balance sheet of Kite Networks was approximately $6,111,000. Because the equipment leases and other equipment purchases were co-signed by Mobilepro, if Kite Networks fails to pay the leases, the Company, subject to any defenses it may have, may be obligated to pay this debt. The Company could also be subject to late payment penalties and interest at the default rate.

The Company is currently cooperating with Gobility in its efforts to sell the assets of Kite Networks in order to pay off the obligations relating to the leases and other equipment. In September 2007, the Company was required to make lease payments totaling $64,165. On March 10, 2008, Gobility sold the assets of the wireless network in Longmont, Colorado, and the Company received the proceeds in the form of promissory notes totaling $1,800,000. In addition, the Company entered into a forbearance agreement with the principal equipment vendor and agreed to pay the $1,591,978 equipment obligation, with interest at the prime rate, and a related lease obligation in the principal amount of $149,749. In March 2008, the Company also satisfied the terms of one of the leases relating to the Tempe, Arizona wireless network with an aggregate principal balance of $318,595, plus accrued interest, by paying $93,000 in cash and having the $250,000 certificate of deposit that secured the lease applied thereto. As a result of the sale to Gobility and these transactions, the Company recorded a net loss on the sale of its Wireless Networks Business of $3,433,843 that was reported in the loss on sale of discontinued operations for the fiscal year ended March 31, 2008. Of this amount, the Company recognized a loss of $5,036,289 in the second fiscal quarter and a $1,602,446 reduction in the loss relating to the sale of the Longmont, Colorado wireless network that was recorded in the fourth quarter of the fiscal year ended March 31, 2008.

On August 1, 2008, the Company executed a promissory note and release with Data Sales Co., Inc. (“Data Sales”) in the principal amount of $330,000. The note is in full satisfaction of a $1,231,138 lease obligation for which the Company was a co-borrower with Kite Networks and reflects the impact of a sale of certain uninstalled wireless equipment by Data Sales to an unaffiliated third party purchaser that was consummated in July 2008. The Company recorded a gain of $901,138, or $0.0011 per share, in its fiscal second quarter as a result of the transaction.

The Company continues to cooperate with Gobility in its efforts to sell the remaining assets of Kite Networks. In the event Gobility is unsuccessful in its attempts to sell the remaining assets and satisfy the lease obligations, the Company, subject to any defenses it might have, could be required to make the payments on the remaining leases. At September 30, 2008, the aggregate amount recorded on the balance sheet as liabilities of companies held for sale relating to the capital lease obligations, accrued interest, notes payable and the equipment obligation was $4,558,846. The Company has also recorded the certificates of deposits securing the lease obligations in the aggregate amount of $937,664 as assets of companies held for sale in the Company’s condensed consolidated balance sheets.

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

We received letters of interest regarding the acquisition of the CloseCall, AFN and the Internet service provider businesses (the “Wireline Businesses”) and several potential purchasers conducted due diligence activities. This process resulted in the execution of the agreement to sell the Wireline Businesses to USA. Under the USA Agreement, the total purchase price for the ISP and CLEC Businesses was $27,663,893 consisting of $21.9 million in cash and 8,100 shares of convertible preferred stock of USA (the “USA Preferred”). Pursuant to the USA Agreement, we closed the sale of the Internet service provider companies to USA on July 18, 2007, and received cash proceeds of $2,500,000, a promissory note for $2,000,000 and 8,100 shares of preferred stock of USA convertible into 7.5% of the fully diluted shares of USA’s common stock initially valued at $5,763,893. Simultaneously, we used $2,000,000 of this cash to pay down principal and accrued interest owed to YA Global under the promissory note and debentures.

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

Discontinued Operations

In connection with the activities summarized above, we have reclassified the assets and liabilities of the CLEC Business and the remaining assets and liabilities of the Wireless Networks Business as assets and liabilities related to companies held for sale in the condensed consolidated balance sheets at September 30 and March 31, 2008. In addition, we have classified the results of operations of the CLEC, ISP, and Wireless Networks Businesses in discontinued operations in the condensed consolidated statements of operations for the three months and six months ended September 30, 2007. Discontinued operations include the results of operations for the CLEC Business and the costs associated with the remaining assets and liabilities of the Wireless Networks Business for the three months and six months ended September 30, 2008.

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

Impact of Recent Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 were effective for the Company on April 1, 2007. Adoption of FIN 48 did not have a material effect on the consolidated financial statements.

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

Results of Operations and Financial Condition

The results of continuing operations include the operating results of Mobilepro, Davel and ProGames. Due to the sale of a majority of Davel’s payphones in September 2007, the operating results for the periods reported in the current and prior fiscal years are not comparable. Results of discontinued operations include the operating results of the CLEC, ISP and Wireless Networks Businesses. The operating results of the first and second quarters of the current and prior years are not comparable due to the sale of the ISP and Wireless Networks Businesses in the second quarter of the fiscal year ending March 31, 2008.

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

The Three Months Ended September 30, 2008 and 2007

Consolidated revenues of continuing operations for the quarter ended September 30, 2008 were $860,569 compared with revenues of $4,197,406 in the prior year quarter. Current quarterly revenues consist of management fees from Microlog Corporation (“Microlog”), an affiliate, and the revenues of ProGames and Davel. Davel’s revenues include the current quarter adjustments to “dial-around” revenues (intercarrier compensation paid to us by the providers of 800 and other toll-free numbers at the rate of 49.4 cents per call) that were generated by our communications services in prior quarters and $794,383 of Regulatory Receipts relating primarily to claims against Qwest Corporation and certain other telecommunication carriers (see Note 8 to the condensed consolidated financial statements). As discussed above, in the second quarter of fiscal 2008, we sold most of our remaining operational payphones in a series of transactions including the sale of approximately 21,700 payphones in September 2007. The operating results related to these assets are reflected in the condensed consolidated statement of operations through the sale dates. In the three months ended September 30, 2007, Davel derived most of its operating revenues from coin revenue and “dial-around” revenues generated by its payphones.

Cost of services (exclusive of depreciation and amortization) in the quarter ended September 30, 2008 was $1,080 compared to $2,185,248 in the second quarter of the prior fiscal year. This decline reflects the reduction in the number of payphones operated by Davel following the payphone sales described above.

The total operating costs and expenses of continuing operations for the quarter ended September 30, 2008, excluding the cost of services, depreciation and amortization, were $793,629 compared to $3,540,890 in the second quarter of the prior fiscal year, a decrease of $2,747,261. This was principally due to the elimination of the majority of Davel’s expenses following the sale of its payphone assets, which expenses declined by $2,301,345 compared to the second quarter of the prior fiscal year. The Company was also able to reduce operating costs through the reduction in payroll, professional fees and related expenses and a reduction in stock compensation expense. Payroll and professional fees declined as a result of reductions in personnel and reductions in legal fees relating to litigation and sales of the Company’s business units. Stock compensation expense decreased from $434,569 to $25,706 in the three months ended September 30, 2008 due to the vesting of options and warrants granted in prior years and a reduction in the fair value of current year grants. The reduction in operating costs and expenses was partially offset by a $300,000 write down in the carrying value of notes receivable in three months ended September 30, 2008. The operating costs and expenses (excluding depreciation and amortization) of ProGames for the three months ended September 30, 2008 and 2007 were approximately $43,000 and $132,000, respectively reflecting reductions in personnel and other costs.

Depreciation and amortization expenses of continuing operations were $45,457 and $491,524 in the quarters ended September 30, 2008 and 2007, respectively, representing the reductions in depreciation of the costs of deployed payphones and the amortization of payphone location contracts resulting from phone sales and removals.

Interest and other expense, net, was $329,772 for the quarter ended September 30, 2008 compared with $52,999 of expense in the corresponding quarter of the prior fiscal year. Interest expense in the three months ended September 30, 2008 includes interest at 12% on the Convertible Debenture issued on June 30, 2008, which replaced the 7.75% convertible debentures that were outstanding in the prior year. Interest and other expense, net in the three months ended September 30, 2007 was offset by interest on the proceeds that were to be received from USA relating to the sale of the CLEC Business and the accretion of discount on the USA Preferred Stock. The major components of interest and other (income) expense for quarters ended September 30, 2008 and 2007 are presented in the following schedule.

Type of Debt	2008	2007

Convertible debentures (at stated rates)	$409,203	$289,909
Convertible debentures (debt discount amortization)	3,117	38,152
Convertible debenture (deferred financing fee amortization)	53,134	-
Notes payable to YA Global	-	7,233
Notes receivable - Microlog	(56,250)	-
Other notes receivable	(69,829)	-
USA interest on cash due at CLEC closing	-	(277,089)
Accretion of discount - USA Preferred Stock	-	(96,465)
Other, net	(9,603)	91,259
Interest and Other (Income) Expense, net	$329,772	$52,999

The loss from continuing operations for the three months ended September 30, 2008 was $374,694, or $0.0005 per share, compared to a loss of $4,873,461, or $0.0063 per share, in the prior year quarter. The current quarterly loss from continuing operations included a $65,326 loss representing our equity in the net loss of an affiliate, Microlog , an investment we acquired in January 2008. It also includes a loss of $79,494 for ProGames and income of $660,228 for Davel. Davel’s income is primarily due to the collection of $794,383 of regulatory receipts in the current quarter, as previously described above. The loss from continuing operations for the three months ended September 30, 2007 includes losses of $170,812 for ProGames and $3,698,883 for Davel, including a $2,800,206 loss on the sale of certain payphone assets and related liabilities of Davel.

Revenues from discontinued operations were $8,054,407 in the current quarter, which relates to the Company’s CLEC Business. Second quarter revenues from discontinued operations last year were $9,779,097, which included $8,947,974 relating to the CLEC Business and $831,123 relating to the ISP and Wireless Networks Businesses. The decline in revenues relating to the CLEC Business was primarily due to a reduction in the number of residential customers and to a lesser extent to reductions applicable to the bundling of services billed to customers. The decline in revenue was offset in part by an increase in software sales.

Income from discontinued operations for the three months ended September 30, 2008 was $1,105,154, or $0.0014 per share, and includes the operating results of the CLEC Business and interest and other expenses relating to the remaining obligations of Kite Networks. The current quarterly income also includes a $901,138 gain on the sale of discontinued operations applicable to the settlement of one of the Kite Networks leases. The loss from discontinued operations for the three months ended September 30, 2007 was $7,737,229, or $0.0100 per share, which includes a $5,036,289 loss on the sale of the Wireless Networks Business and a $2,481,227 loss on the sale of the ISP Business. Without the operating results and losses of the ISP and Wireless Networks Businesses, there would have been income of $25,651 relating to the CLEC business (including Kite interest) in the prior year quarter.

We reported net income of $730,460 for the quarter ended September 30, 2008, or $0.0009 per share, compared with a net loss of $12,610,760, or $0.0163 per share, for the quarter ended September 30, 2007.

The Six Months Ended September 30, 2008 and 2007

Consolidated revenues of continuing operations for the six ended September 30, 2008 were $933,996 compared with revenues of $10,165,226 in the corresponding period of the prior year. Current year-to-date revenues consist of management fees from Microlog, an affiliate, and the revenues of ProGames and Davel. Davel’s revenues include the current year adjustments to “dial-around” revenues (intercarrier compensation paid to us by the providers of 800 and other toll-free numbers at the rate of 49.4 cents per call) that were generated by our communications services in prior quarters and $810,215 of Regulatory Receipts relating primarily to claims against Qwest and certain other telecommunication carriers (see Note 8 to the condensed consolidated financial statements). As discussed above, in the second quarter of fiscal 2008, we sold most of our remaining operational payphones in a series of transactions including the sale of approximately 21,700 payphones in September 2007. The operating results related to these assets are reflected in the condensed consolidated statement of operations through the sale dates. In the six months ended September 30, 2007, Davel derived most of its operating revenues from coin revenue and “dial-around” revenues generated by its payphones.

Cost of services (exclusive of depreciation and amortization) in the six months ended September 30, 2008 was $2,160 compared to $5,750,034 in the corresponding period of the prior fiscal year. This decline reflects the reduction in the number of payphones operated by Davel following the payphone sales described above.

The total operating costs and expenses of continuing operations for the six months ended September 30, 2008, excluding the cost of services, depreciation and amortization, were $1,370,366 compared to $7,869,192 in the corresponding period of the prior fiscal year, a decrease of $6,498,826. This was principally due to the elimination of the majority of Davel’s expenses following the sale of its payphone assets, which expenses declined by $5,402,314 compared to the corresponding period of the prior fiscal year. The Company was also able to reduce operating costs through the reduction in payroll, professional fees and related expenses and a reduction in stock compensation expense. Payroll and professional fees declined as a result of reductions in personnel, reductions in legal fees, and reductions in audit and consulting fees applicable to compliance with the Sarbanes-Oxley Act of 2002. Stock compensation expense decreased from $635,122 to $49,675 in the six months ended September 30, 2008 due to the vesting of options and warrants granted in prior years and a reduction in the fair value of current year grants. The operating costs and expenses (excluding depreciation and amortization) of ProGames for the six months ended September 30, 2008 and 2007 were approximately $99,758 and $302,985, respectively reflecting reductions in personnel and other costs.

Depreciation and amortization expenses were $90,913 and $1,208,705 in the six months ended September 30, 2008 and 2007, respectively, representing the reductions in depreciation of the costs of deployed payphones and the amortization of payphone location contracts resulting from phone sales and removals.

Interest and other expense, net, was $475,195 for the six ended September 30, 2008 compared with $705,024 of expense in the corresponding period of the prior fiscal year. During the prior year, we retired principal owed under the YA Global debentures in the amount of approximately $4,065,000 and the YA Global promissory note in the amount of $1,100,000 that we issued in May 2007. Interest expense in the six months ended September 30, 2008 includes interest at 12% on the Convertible Debenture issued on June 30, 2008, which replaced the 7.75% convertible debentures that were previously outstanding. Interest and other expense, net in the six months ended September 30, 2007 was offset by interest on the proceeds that were to be received from USA relating to the sale of the CLEC Business and the accretion of discount on the USA Preferred Stock. The major components of interest and other (income) expense for six ended September 30, 2008 and 2007 are presented in the following schedule.

Type of Debt	2008	2007

Convertible debentures (at stated rates)	$664,063	$611,105
Convertible debentures (debt discount amortization)	33,325	193,841
Convertible debentures (stock issuance discounts)	-	148,550
Convertible debenture (deferred financing fee amortization)	53,134	-
Notes payable to YA Global	-	25,315
Notes receivable - Microlog	(112,500)	-
Other notes receivable	(142,970)	-
USA interest on cash due at CLEC closing	-	(277,089)
Accretion of discount - USA Preferred Stock	-	(96,465)
Other, net	(19,857)	99,767
Interest and Other (Income) Expense, net	$475,195	$705,024

The loss from continuing operations for the six months ended September 30, 2008 was $1,014,971, or $0.0014 per share, compared to a loss of $8,146,635, or $0.0106 per share, in the corresponding period of the prior year. The current year-to-date loss included a $100,333 loss representing our equity in the net loss of an affiliate, Microlog, an investment we acquired in January 2008. It also includes a loss of $168,474 for ProGames and income of $511,214 for Davel. Davel’s income is primarily due to the collection of $810,215 of Regulatory Receipts as previously described above. The loss from continuing operations for the six months ended September 30, 2007 includes losses of $403,101 for ProGames and $5,204,044 for Davel, including a $2,778,906 loss on the sale of certain payphone assets and related liabilities of Davel.

For the six months ended September 30, 2008, revenues from discontinued operations were $15,710,594, which relates to the Company’s CLEC Business. Year-to-date revenues from discontinued operations last year were $24,789,298, which included $18,058,603 relating to the CLEC Business and $6,730,695 relating to the ISP and Wireless Networks Businesses. The decline in revenues relating to the CLEC Business was primarily due to a reduction in the number of residential customers and to a lesser extent to reductions applicable to the bundling of services billed to customers. The decline in revenue was offset in part by an increase in software sales.

Income from discontinued operations for the six months ended September 30, 2008 was $1,387,064, or $0.0018 per share, including income of $485,926 relating to the operating results of the CLEC Business and interest and other expenses relating to the remaining obligations of Kite Networks. The year-to-date income also includes a $901,138 gain on the sale of discontinued operations applicable to the settlement of one of the Kite Networks leases. The loss from discontinued operations for the six months ended September 30, 2007 was $9,452,790, or $0.0124 per share, which includes a $5,036,289 loss on the sale of the Wireless Networks Business and a $2,481,227 loss on the sale of the ISP Business. Without the operating results and losses of the ISP and Wireless Networks Businesses, there would have been income of $619,102 relating to the CLEC business (including Kite interest) in the six months ended September 30, 2007.

We reported net income of $282,093 for the six months ended September 30, 2008, or $0.0004 per share, compared with a net loss of $17,599,425 for the quarter ended September 30, 2007, or $0.0230 per share.

Liquidity and Capital Resources

We have forecasted our operating cash requirements through the end of fiscal year 2009 based on several important assumptions. We have not forecasted the use of cash that would be required to repay the capital lease obligations of the Wireless Networks Business in the event that Gobility fails to raise sufficient capital to fund these obligations. Mobilepro Corp. is co-obligor on certain capital leases of Kite Networks and has retained the lease obligations as liabilities of companies held for sale in its condensed consolidated balance sheets. The total principal balance of these leases was approximately $2,422,000 at September 30, 2008. The capital leases are secured by approximately $938,000 of certificates of deposits. Monthly lease payments on these capital leases total approximately $111,000. In addition, the Company was a co-purchaser of certain wireless network equipment obtained by Kite Networks. In March 2008, we entered into a forbearance agreement with this supplier and have agreed to make installment payments through September 2010. The amount owed to the supplier for the purchase of this equipment approximates $1,452,000 at September 30, 2008. On August 1, 2008, we executed a $330,000 promissory note payable to the lessor and were released from approximately $1,231,000 of the capital lease obligations as a result of the sale of certain uninstalled wireless equipment by the lessor. Our forecast takes into account the payments required under the equipment obligation and the promissory note. The certificates of deposit and the promissory note and equipment obligation are included in the Company’s condensed consolidated balance sheets at September 30, 2008 as assets and liabilities of companies held for sale, respectively.

We have also forecasted our operating cash requirements assuming we will be able to complete the sale of the CLEC Business. In the fourth quarter of fiscal 2008, the Company terminated the USA Agreement with respect to the sale of the CLEC Business (see “Sale of the ISP and CLEC Businesses” above). The Company expected to use the cash proceeds from the sale of the CLEC Businesses to retire the YA Global debentures plus the remaining amounts of accrued interest. If the CLEC Businesses is not sold to an alternative buyer, or if the Company is required to make payments on the capital leases of Kite Networks, the Company will not have the ability to continue as a going concern beyond the current fiscal year without additional financing or the collection of significant amounts on claims against third parties (see Item 1 - “Legal Proceedings”). Claims against third parties include litigation against AT&T Corporation (“AT&T”), Sprint Communications Company, LP (“Sprint”) and Qwest Communications, Inc. (“Qwest”) for non-payment of dial around compensation to the Davel Entities and portions of amounts claimed from telecommunications carriers for over-billing.

During the six months ended September 30, 2008, the balance of unrestricted cash and cash equivalents relating to continuing operations increased by $402,038 to $1,413,434. There was also a decrease in cash and cash equivalents of $236,617 relating to discontinued operations.

Net cash provided by operations during the six months ended September 30, 2008 was $532,481, reflecting the funding of operating expenses incurred by Davel and the corporate segment, offset by $810,215 of Regulatory Receipts relating to claims against certain telecommunications carriers, and $413,064 of cash provided by operating activities of discontinued operations. There were decreases in restricted cash and collections of notes receivable of continuing operations totaling $617,269 that also contributed to the net cash provided by operations. Net cash provided by operations also reflects a $300,000 adjustment for the write down in the carrying value of certain notes receivable and $255,556 of non-cash interest expense, including $222,231 of interest added to the outstanding balance of the Convertible Debenture in connection with the refinancing of the debt due to YA Global as described below.

There was no cash used in or provided by investing activities in the six months ended September 30, 2008.

Our financing activities during the six months ended September 30, 2008 used net cash of $367,060, including $186,946 of cash used in discontinued operations. Cash used in financing activities includes $177,114 of financing costs incurred in connection with the refinancing of the YA Global debt on June 30, 2008 as described below. The financing activities of discontinued operations used $186,946 in cash to pay debt obligations, including the notes payable and equipment and capital lease obligations relating to the Wireless Networks Business.

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

Effective June 30, 2008, the Company issued a secured convertible debenture to YA Global (the “Convertible Debenture’) with an aggregate principal balance of $13,391,175, replacing the former convertible debentures. The Convertible Debenture provides for monthly payments of interest at 12% with the remaining principal balance due on May 1, 2009. Accordingly, the entire principal balance of the Convertible Debenture has been classified as a current liability at September 30, 2008 in the Company’s condensed consolidated balance sheets. YA Global may convert any portion of the unpaid principal and interest into shares representing up to 4.99% of the Company’s common stock at the lesser of $0.04973 per share or the average of the two lowest volume weighted average prices during the five trading days immediately preceding the conversion date. If certain conditions are met, the Company has the option to pay up to 4.5% of the total interest due in common stock at the applicable conversion price on the day immediately prior to the interest payment date. The conversion price is subject to adjustment if the Company is deemed to have issued shares at a price that is lower than the effective conversion price on the date such shares are issued. The Convertible Debenture is secured by substantially all of the assets of the Company.

During the three months ended September 30, 2008, the Company issued 76,942,857 shares of common stock in satisfaction of $104,800 in principal relating to the Convertible Debenture. Subsequent to September 30, 2008, YA Global converted an additional $36,075 of principal into 85,500,000 shares of common stock. Such shares are tradable by YA Global pursuant to Rule 144 of the Securities Act of 1933 (the “Securities Act”)

As described above, certain equipment leases and other equipment purchases of Kite Networks were co-signed by Mobilepro Corp. The Company, subject to any defenses it may have, could be required to make the payments due on these leases and other equipment-related obligations that were transferred to Gobility in connection with the sale of the Wireless Networks Business. To date Gobility has not made any lease payments and has not raised at least $3.0 million in cash as required under the terms of the Gobility Debenture. As a result, the Company has the right but not the obligation to repurchase the Wireless Networks Business with the surrender of the Gobility Debenture and the payment of nominal additional consideration.

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

On August 1, 2008, the Company executed a promissory note and release with Data Sales in the principal amount of $330,000. The note is in full satisfaction of $1,231,138 of the lease obligations of Kite Networks and reflects the impact of a sale of certain uninstalled wireless equipment by Data Sales to an unaffiliated third party purchaser that was consummated in July 2008. The note requires twenty-three monthly payments of $10,000 and accrues interest at the rate of twelve percent. The unpaid principal balance and accrued interest is due and payable on July 31, 2010. The Company recorded a gain of $901,138, or $0.0011 per share, in its fiscal second quarter as a result of the transaction.

The Company is currently cooperating with Gobility in its efforts to sell the remaining assets of Kite Networks in order to pay off the obligations relating to the leases and other equipment. In the event Gobility is unsuccessful in its attempts to sell the remaining assets and satisfy the lease obligations, the Company could be required to make the payments on the remaining leases. At September 30, 2008, the aggregate amount recorded on the condensed consolidated balance sheets as liabilities of companies held for sale relating to the capital lease obligations, accrued interest, and the note payable and equipment obligation was $5,448,846. The Company has also recorded the certificates of deposits securing the lease obligations of $937,664 as assets of companies held for sale.

Our major challenge is to sustain the funding of current operations until the sale of the CLEC Businesses can be completed or another method to retire our debt to YA Global is achieved. Following the termination of the sale of the CLEC Business to USA and the related management agreement in the fourth quarter of fiscal year 2008, the Company re-assumed operating control of AFN and CloseCall. The CLEC Business continues to generate cash in amounts that we believe will be sufficient to fund the cost of debt service relating to the Convertible Debenture and certain other costs. However, we continue to fund the operations of ProGames which has not yet generated sufficient revenues to be profitable. ProGames continues to expand its venues to market its online gaming activities. We also have corporate expenses and the lease obligations associated with the Wireless Networks Business that, subject to certain defenses, the Company may be required to fund.

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments based on recorded amounts for the foreseeable future. If the Company is unable to permanently eliminate the cash requirements represented by the Wireless Networks Business, and/or fails to sell the CLEC Businesses to USA or a new buyer on terms that are acceptable to the Company, the Company will not have the ability to continue as a going concern without additional capital and/or collections of significant amounts on claims against third parties. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our purchase of certificates of deposit to secure letters of credit and capital leases. In addition, we own an investment in the common stock of Microlog which had a market value of $453,333 at September 30, 2008. Microlog’s common stock is traded on the “Pink Sheets” under the symbol “MLOG” and is subject to variations in price based on trading volume as well as general market conditions. Our investment is accounted for under the equity method of accounting and, along with the notes and other receivables due from Microlog, had a carrying value of $321,884 at September 30, 2008.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to certain other litigation arising in the normal course of its business that we believe will not materially affect our financial position or operating results, we were involved with the following legal proceedings during the six months ended September 30, 2008.

1) At the time that we acquired Davel, there was existing litigation brought against Davel and other defendants regarding a claim associated with certain alleged patent infringement. Davel was named as a defendant in a civil action captioned Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., C.A. No. 04-4303 filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claimed that Davel and other defendants allegedly infringed its patent involving the prevention of fraudulent long-distance telephone calls. The plaintiff was seeking monetary relief of at least $7,500,000. Davel did not believe that the allegations set forth in the complaint were valid, and accordingly, Davel filed a Motion for Summary Judgment with the United States District Court. On October 4, 2007 the United States District Court granted Davel’s Motion for Summary Judgment and the Court entered final judgment dismissing Plaintiff John R. Gammino’s claims for patent infringement. On November 1, 2007, Plaintiff filed his Notice of Appeal commencing an action in the United States Court of Appeal for the Federal District. In response, Davel filed its appellate brief on February 26, 2008. Notwithstanding the pending appellate proceeding, in July 2008 the parties entered into a Settlement Agreement terminating the litigation and providing a mutual release of claims, which ended the pending litigation between the parties.

2) On April 17, 2007, the Supreme Court of the United States issued an opinion in the case captioned Global Crossing Telecommunications, Inc. v. Metrophones Telecommunications, Inc. on Certiorari from the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit" and the "Metrophones Case"), No. 05-705, in which it upheld the Ninth Circuit's decision that independent payphone providers have a private right of action to pursue recovery in federal court from telecommunication carriers who fail to pay dial around compensation. The ruling in the Metrophones Case impacts litigation that has been pending in federal district court against AT&T, Sprint and Qwest (the "Defendants") for non-payment of dial around compensation (the “District Court Litigation”). Davel Communications, Inc. and certain of Davel's subsidiaries (collectively, the "Davel Entities") are directly or indirectly plaintiffs in the District Court Litigation. Following the Supreme Court ruling in the Metrophones Case, AT&T and Sprint filed with the United States Supreme Court a Petition for a Writ of Certiorari No. 07-552 seeking review of the ruling of the United States Court of Appeals for the District of Columbia Circuit that the plaintiffs had standing in the District Court Litigation. On January 4, 2008 the United States Supreme Court granted the Petition for a Writ of Certiorari. The parties filed their respective briefs during the first calendar quarter of 2008, with the United States Supreme Court hearing oral arguments on April 21, 2008. On June 23, 2008, the United Stated Supreme Court issued a ruling affirming the decision of the United States Court of Appeals. The recent ruling by the United States Supreme Court has permitted the District Court Litigation to move forward.

Although the District Court Litigation has been pending since 1999, the litigation remains in its preliminary phases. As a result, we cannot predict the likelihood of success on the merits, the costs associated with the pursuit of the claims, the timing of any recovery or the amount of recovery, if any. However, the industry representing a group of independent payphone providers, including the Davel Entities, has prevailed in a similar Federal Communications Commission administrative proceeding against another carrier for non-payment of dial-around compensation using a similar methodology which was accepted and pursuant to which the Federal Communications Commission assessed pre-judgment interest (the "Similar Litigation"). The Similar Litigation is being appealed to the U.S. Court of Appeals for the District of Columbia. Based upon our methodology in the Similar Litigation, we estimate that the amount in controversy for the Davel Entities against the Defendants extends well into the eight figures, but any recovery is conditioned on, among other things (i) prevailing on the merits at trial; (ii) having the Davel Entities' damages model and other claims approved in whole or in large part; (iii) prevailing on any appeals that the Defendants may make; and (iv) the continued solvency of the Defendants. As evidenced by the nine years that this litigation has been in process, the Defendants have shown an interest in stretching the duration of the litigation and have the means to do so. Although the Davel Entities could ultimately benefit (in an absolute sense, although not necessarily on a present value basis) from this delay in the event that pre-and/or post-judgment interest (awarded at 11.25% per annum in the Similar Litigation) is assessed against the Defendants and the potential award of attorneys' fees and/or other remedies (in addition to compensatory damages) if the Davel Entities prevail, such delay will result in a deferral of the receipt of any cash to the Davel Entities.

3) Under the authority granted by the Management Agreement to USA, CloseCall America filed a complaint in the Circuit Court for Howard County, Maryland, against Skyrocket Communications, Inc. (“Skyrocket”) Case No. 13-C-07-70296 for breach of contract and unjust enrichment (the “Skyrocket Litigation”). CloseCall’s claim arose from an unpaid credit owing to CloseCall in the amount of $23,914 owed under a terminated technical support services agreement. In response thereto, Skyrocket filed a counter-claim alleging breach of contract and asserting damages in the amount of $1.5 million. In January 2008 Skyrocket filed an amended counter-complaint asserting an additional claim for intentional misrepresentation, seeking $5 million in actual damages and $5 million in punitive damages. Based upon our belief that the counter-claim and amended counter-claims are without merit, CloseCall filed a motion for summary judgment. The Court granted CloseCall’s motion on the amended counter-claim and dismissed Skyrocket’s claim for intentional misrepresentation. CloseCall intends to seek reconsideration of its motion for summary judgment on the counter-claim. It is expected that the matter will proceed to trial during the first calendar quarter of 2009. We believe that CloseCall has meritorious defenses to the alleged claims and we intend to vigorously defend CloseCall in this matter. Notwithstanding the foregoing, in the event that CloseCall is required to litigate the matter and its defenses were not successful, we believe that any potential exposure related to the claims alleged against CloseCall are not likely to be material.

4) On or about March 15, 2008 we were served with a summons and complaint in the Superior Court of New Jersey in Bergen County captioned Harborside Investments III LLC vs. MobilePro Corp. and Neoreach, Inc. The plaintiff alleges claims of breach of agreement and unjust enrichment arising out of an equipment lease agreement for wireless equipment and seeks damages in the amount of $976,361 (the “Harborside Litigation”). On or about April 28, 2008 the Company filed its answer, separate defenses and third party complaint against JTA Leasing Co., LLC. The Harborside Litigation is in its initial stages. Although we believe MobilePro has meritorious defenses to the alleged claims and we intend to vigorously defend ourselves in this matter we cannot predict the likelihood of success in the Harborside Litigation. The Company has recorded the liability for the estimated principal balance relating to this capital lease obligation and the related accrued interest which is included in liabilities of companies held for sale in the condensed consolidated balance sheets at September 30 and March 31, 2008.

5) On March 4, 2008 the Company filed a complaint in the Circuit Court of Madison County, Mississippi against Telava Networks, Inc. d/b/a Telava Wireless/Network, Inc. (“Telava”) asserting claims against Telava for breach of contract and tortuous breach of contract in connection with a June 2007 purchase agreement pursuant to which Telava agreed to purchase MobilePro’s interests in Kite Networks and the rest of our wireless business. The Company seeks recovery of all available damages including, but not limited to, actual, consequential general, expectancy and punitive damages. Telava filed a motion to remove the case to the United States District Court for the Southern District of Mississippi, Jackson Division after which it filed an answer denying the substantive claims made by MobilePro and asserting certain affirmative defenses to the claims. On or about September 30, 2008 the parties entered into a joint stipulation of dismissal, without prejudice. The dismissal agreement ends the existing litigation while preserving the Company’s right to re-assert the claims at a later date if the Company so elects.

6) Davel and certain of its wholly owned subsidiaries have been plaintiffs in a complaint filed against Qwest Corporation (“Qwest” and the “Qwest Litigation”) in the United States District Court for the Western District of Washington alleging various claims concerning Qwest’s billings to the plaintiffs from 1997 to 2003 for certain communication services from Qwest. The proceeding had previously been stayed through January 2008 to permit the Federal Communications Commission to issue a ruling that would provide the court guidance concerning the billing matters at issue in the Qwest Litigation. Despite the failure of the Federal Communications Commission to timely issue the guidance sought by the district court, on or about September 30, 2008 the parties entered into a Settlement Agreement to resolve the Qwest Litigation. The proceeds received as a result of the Settlement Agreement had previously been assigned to the former lenders of Davel pursuant to the acquisition and related agreements between the Company and former secured lenders of Davel. As a result of a modification to certain agreements between the Company and the former lenders in December 2007, the Company was permitted to retain $718,314 of the settlement proceeds.

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

Item 1A. Risks Factors

Investing in our securities involves a high degree of risk. Before investing in our securities, you should carefully consider the risks and uncertainties described below and those included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, and the other information contained in this report. Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC, including, but not limited to, our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. If any of these risks or uncertainties actually occurs, our business, financial condition or future operating results could be materially harmed. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment.

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

If Gobility is unsuccessful in facilitating a sale of some or all of its assets, the Company will be unable to permanently eliminate the cash requirements represented by the wireless network business as planned. In such an event, the Company will not have sufficient cash to sustain operations without the completion of the Wireline Business sale , raising additional capital or arriving at the successful conclusion of one or more of the District Court Litigation matters. (see Paragraph 2 of Item 1. - “Legal Proceedings”).

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

Mobilepro remains a co-obligor on certain capital leases transferred to Gobility. The total principal balance of these leases was approximately $2,422,000 at September 30, 2008. Monthly payments on these capital leases total approximately $111,000 and they are more than twelve months in arrears. In addition, Mobilepro was a co-purchaser of certain wireless network equipment obtained by Kite Networks. The amount originally owed to the supplier of this equipment for the purchase of this equipment was $1,591,978. The Company entered into a forbearance agreement with the equipment vendor and agreed to pay the equipment obligation over time, with interest at the prime rate. In the event certain assets are sold by Gobility, the proceeds of such asset sale will be used to satisfy all or a portion of the equipment obligation.

On March 10, 2008 Gobility sold the assets of the wireless network in Longmont, Colorado and the Company received the related proceeds in the form of promissory notes from the purchaser totaling $1,800,000. Thereafter, in July 2008 Data Sales sold certain of the leased assets to a third party, further reducing the total principal balance of the leases by approximately $1,231,000. In connection with the foregoing asset sale, the Company executed a promissory note and release with Data Sales in the principal amount of $330,000. Although Gobility has previously represented to us that it is pursuing the sale of its remaining wireless network assets, we understand that Gobility has not yet closed on the sale of those wireless networks and that it has defaulted in making scheduled lease payments. If Gobility fails to consummate the sale of its remaining wireless network assets and make the required payments on the liabilities described above, it is likely that the creditors described above will demand payment of the past due amounts from Mobilepro. As a result of Gobility’s failure to satisfy the monthly lease obligations, one leasing company has commenced legal action against Mobilepro, which is currently proceeding in its initial phases of discovery (see the Harborside Litigation in Paragraph 4 of Item 1. “Legal Proceedings”). Other leasing companies may also elect to commence legal action and may elect to accelerate the payment date for the balance of the remaining monthly payments. In such event, Mobilepro would not have sufficient cash to satisfy the obligations to the leasing companies. Further, if we were unsuccessful in defending lawsuits from the leasing companies and were required to satisfy the obligations to the leasing companies, the Company may not be able to meet its principal and interest payment obligations on the convertible debenture and YA Global could potentially foreclose on the assets of the Company.

We Have Lost Money Historically Which Means That We May Not Be Able to Continue Operations

The Company has historically lost money. The Company’s accumulated deficit at September 30, 2008 was $95,350,754. Although the Company had net income of $282,093 in the six months ended September 30, 2008, it had a loss from continuing operations of $1,104,971. In the years ended March 31, 2008, 2007 and 2006, the Company sustained net losses of $18,361,602, $45,898,288 and $10,176,407, respectively. Over this three year period, most of the acquired businesses of Mobilepro have experienced declining revenues. Although restructuring measures have reduced other operating expenses, the Company had been unable to reduce the corresponding costs of services. In addition, the Company has funded the start-up and operations of the municipal wireless networks and online gaming businesses without these companies achieving expected profitability and continues to fund the Company’s corporate overhead. The Company was able to generate $532,481of cash from operating activities during the six months ended September 30, 2008. Cash flow from operations was primarily due to cash generated by its CLEC Business and $810,215 of Regulatory Receipts relating to claims against certain telecommunications carriers of Davel, including $718,314 received from Qwest in the second fiscal quarter (see Item 1. - “Legal Proceedings”). Future losses are likely to occur. Accordingly, the Company will continue to experience liquidity and cash flow problems if it is unable to improve its operating performance, to sell assets for cash including the CLEC Business, or to raise additional capital as needed and on acceptable terms.

If YA Global or Other Large Stockholders Sell Part or All of Their Shares of Common Stock in the Market, Such Sales May Cause Our Stock Price to Decline

From time to time, YA Global and other selling stockholders may sell in the public market up to all of the shares of common stock owned at that time. Under the Convertible Debenture, YA Global has the right to convert its debt into common stock of the Company. Such shares are tradable under Rule 144 of the Securities Act. YA Global has converted $140,875 of debt into 162,442,857 shares of common stock since June 30, 2008 and has sold at least 118,642,857 shares.

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

Upon the close and pursuant to the terms of the USA Purchase Agreement, the Company was scheduled to receive additional cash proceeds of $18.4 million, including payment of the balance of the promissory note. The cash proceeds from the sale of the CLEC Business were expected to be utilized to retire the YA Global debentures plus accrued interest.  However, on January 14, 2008 we received notice from USA which purports to terminate the Purchase Agreement but provides that USA remains interested in discussing the terms upon which it would purchase CloseCall and AFN. USA was unable to complete the purchase of the CLEC Business on terms acceptable to the Company and, as a result of this default the Company subsequently terminated the purchase agreement. In the event that the Company is unsuccessful in selling the businesses to an alternative buyer and if the Company is unable to obtain additional credit or an extension of the maturity date of May 1, 2009 under the YA Global debt, the Company may not have the ability to continue as a going concern.

We Do Not Have Enough Shares and Registered Shares to Cover the Conversion of the Debentures into Our Common Stock

Effective June 30, 2008, the Company issued the Convertible Debenture to YA Global with an initial principal balance of $13,391,175 replacing the Amended Debenture and the Secured Debenture. The Convertible Debenture provides for monthly payments of interest at 12% with the remaining principal balance due on May 1, 2009. Accordingly, the entire principal balance of the Convertible Debenture has been classified as a current liability at September 30, 2008 in the Company’s condensed consolidated balance sheets. YA Global may convert any portion of the unpaid principal and interest into shares representing up to 4.99% of the Company’s common stock at the lesser of $0.04973 per share or the average of the two lowest volume weighted average prices during the five trading days immediately preceding the conversion date. If certain conditions are met, the Company has the option to pay up to 4.5% of the total interest due in common stock at the applicable conversion price on the day immediately prior to the interest payment date. The conversion price is subject to adjustment if the Company is deemed to have issued shares at a price that is lower than the effective conversion price on the date such shares are issued.  Using shares of its common stock registered on Form S-3 in November 2006, the Company made principal and interest payments on the debentures that totaled $4,880,481 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007.

In order to issue a sufficient number of shares to permit the unpaid balance of the Convertible Debenture to be converted into common stock, assuming sufficient market capitalization, the Company would need to obtain authorization from its shareholders to increase the number of authorized shares of common stock. In conjunction with its annual meeting on October 23, 2008, the Company has commenced the process to obtain shareholder approval to increase the number of authorized shares and/or to conduct a reverse stock split of its common stock, and has further extended the meeting to obtain such approval. The Company cannot guarantee that any such proposal will ultimately be approved by the shareholders. In the event the Company is not successful in obtaining the approval of its shareholders, the Company will not have a sufficient number of shares of its common stock to permit the conversion of the Convertible Debenture, which could cause the Company to be unable to fulfill its obligations under the terms of the Convertible Debenture.

Absent new capital, a sale of the CLEC Business on acceptable terms or other significant event, the Company may not have the ability to continue as a going concern without a significant restructuring of the YA Global Convertible Debenture.

Legal Actions May Be Required by Us in order to Enforce Certain Legal Rights

The telecommunications industry includes hundreds of companies, many with substantially greater infrastructure, financial, personnel, technical, marketing, and other resources, and larger numbers of established customers and more prominent name recognition than us. We transact business with certain of these companies. In addition, certain of our businesses operate in areas of the industry that are subject to federal and/or state regulations. As a result, in order to enforce rights under negotiated contracts with transaction partners or to obtain the benefits of certain government regulations, we may be forced to initiate or to participate in legal action. For example, as discussed in Item 1, Paragraph 2 - “Legal Proceedings”, Davel is engaged in a lengthy and expensive legal process relating to the nonpayment of dial-around compensation by large, long distance carriers. Using their greater resources, defendants have taken and may in the future continue to take actions that stretch the duration of litigation and substantially delay our receipt of the benefits of favorable legal decisions. Furthermore, there can be no guarantee that the legal actions taken by the Company will ultimately result in a favorable legal decision to the Company.

Adverse Decisions in Litigation Could Cause a Material Adverse Effect and/or Cause the Company to Cease Operations

CloseCall is a defendant in the Skyrocket Litigation and the Company is a defendant in the Harborside Litigation, which are described in Item 1 - “Legal Proceedings”. Although CloseCall and the Company believe they have meritorious defenses to the claims raised in each of these matters and intend to vigorously defend themselves, there can be no guarantee that CloseCall and the Company will ultimately succeed in doing so. If an adverse ruling is ultimately issued against CloseCall in the Skyrocket Litigation or against the Company in the Harborside Litigation, we may not have sufficient funds available to satisfy a judgment. In such event, the Company could cease operations and/or be required to seek the protection of the bankruptcy court to protect the interests of its secured creditor.

Similarly, Davel and its subsidiaries are plaintiffs in the District Court Litigation in which it seeks recovery of significant amounts of nonpaid dial around compensation from large, long distance carriers. Although the Company believes Davel’s litigation efforts will ultimately result in a favorable legal decision in the District Court Litigation, there can be no guarantee that Davel will ultimately succeed, or that it will ultimately recover, or timely recover, significant amounts of money owed to it. In the event Davel is unable to recover the monies owed to it for the non-payment of dial around compensation, and the Company is otherwise unable to raise additional capital, the Company could be forced to cease operations.

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

In addition, the FCC has issued recent orders concerning, among other things, universal service contribution methodology and inter-carrier compensation. It is unclear whether these orders will ultimately be implemented by the FCC, and if implemented, what impact, if any, they will have for our CLEC businesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 26, 2008, the Board of Directors approved the issuance of up to 36,850,000 shares of common stock as follows: a warrant for up to 20,000,000 shares of common stock to Jay O. Wright, Chairman of the Board and Chief Executive Officer, a warrant to each of Douglas Bethell, President of the CloseCall and AFN, and Tammy L. Martin, Chief Administrative Officer and General Counsel, for 4,000,000 shares of common stock, a warrant for up to 1,750,000 shares of common stock to Donald Paliwoda, the Company’s Chief Accounting Officer, 1,500,000 shares of common stock to its independent director, Donald Sledge, and warrants totaling 5,600,000 to nine non-executive employees of the Company. The exercise price for each warrant is $0.0016 per share.

Effective June 30, 2008, the Company issued the Convertible Debenture in the amount of $13,391,175 to YA Global, replacing the previously issued convertible debentures. YA Global may convert any portion of the unpaid principal and interest into shares representing up to 4.99% of the Company’s common stock at the lesser of $0.04973 per share or the average of the two lowest volume weighted average prices during the five trading days immediately preceding the conversion date. If certain conditions are met, the Company has the option to pay up to 4.5% of the total interest due in common stock at the applicable conversion price on the day immediately prior to the interest payment date. The conversion price is subject to adjustment if the Company is deemed to have issued shares at a price that is lower than the effective conversion price on the date such shares are issued.

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

During the three months ended September 30, 2008, the Company issued 76,942,857 unregistered shares of common stock to YA Global in satisfaction of $104,800 in principal relating to the Convertible Debenture. Subsequent to September 30, 2008, YA Global converted an additional $36,075 of principal into 85,500,000 unregistered shares of common stock. Such shares are tradable by YA Global pursuant to Rule 144 of the Securities Act of 1933.

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

Item 4. Submission of Matters to a Vote of Security Holders.

On October 23, 2008 the Company held its Annual Meeting of Shareholders. The voting has been extended to provide additional time to solicit proxies of additional shareholders regarding the matters presented at the 2008 Annual Meeting.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description	Location
10.1	Third Amended and Restated Employment Agreement, dated June 25, 2008, between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K filed on June 27, 2008

10.2	Securities Purchase Agreement dated June 30, 2008 between Mobilepro Corp. and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008

10.3	12% Secured Convertible Debenture dated June 30, 2008 issued by Mobilepro Corp. to YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008

10.4	Global Security Agreement dated June 30, 2008 between Mobilepro Corp. and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008

10.5	Intellectual Property Security Agreement dated June 30, 2008 between Mobilepro Corp. and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008

10.6	Global Guarantee Agreement dated June 30, 2008 between Mobilpro Corp. and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008

10.7	Global Pledge Agreement dated June 30, 2008 between Mobilpro Corp. and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008

10.8	Warrant dated June 30, 2008 issued by Mobilepro Corp. to YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008

10.9	Promissory Note made as of August 1, 2008 by and among Mobilepro Corp. and Data Sales Co., Inc. in the amount of Three Hundred Thirty Thousand Dollars ($330,000).	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2008

31.1	Certification by Jay O. Wright, Chief Executive Officer, pursuant to Rule 13a-14(a)	Provided herewith

31.2	Certification by Donald L. Paliwoda, Principal Financial Officer, pursuant to Rule 13a-14(a)	Provided herewith

32.1	Certification by Jay O. Wright and Donald L. Paliwoda, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Provided herewith

99.1	Power Point Presentation by Mobilepro Corp. at its Annual Meeting of Shareholders on October 23, 2008	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2008

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

MOBILEPRO CORP.

Date: November 14, 2008	By:	/s/ Jay O. Wright
Jay O. Wright, Chief Executive Officer

Date: November 14, 2008	By:	/s/ Donald L. Paliwoda
Donald L. Paliwoda, Chief Accounting Officer