Form 10-Q
period 2008-12-31
MOBILEPRO CORP
filed 2009-02-17
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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
Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 10, 2009, the Company had 1,196,464,653 outstanding shares of its common stock, $0.001 par value per share.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31 AND MARCH 31, 2008

ASSETS

	December 31,	March 31,
	2008	2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$873,809	$1,011,396
Restricted cash	80,000	556,397
Accounts receivable, net	255,602	231,362
Notes receivable	759,128	1,065,000
Prepaid expenses and other current assets	130,735	123,759
Assets of companies held for sale	26,246,096	28,021,141

Total Current Assets	28,345,370	31,009,055

FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION	121,285	257,655

OTHER ASSETS
Notes receivable, long-term	1,374,817	1,800,000
Deferred financing fees	74,410	-
Investments and other assets	433,091	324,243

Total Other Assets	1,882,318	2,124,243

TOTAL ASSETS	$30,348,973	$33,390,953

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31 AND MARCH 31, 2008
(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,	March 31,
	2008	2008
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Notes payable and convertible debentures	$13,305,009	$13,253,736
Accounts payable and accrued expenses	2,986,082	3,177,037
Deferred revenue	600,000	600,000
Liabilities of companies held for sale	7,104,660	9,663,144

Total Current Liabilities	23,995,751	26,693,917

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,035,425 shares authorized,
35,378 shares issued and outstanding at December 31 and March 31, 2008	35	35
Common stock, $0.001 par value, 2,979,964,575 and 1,500,000,000 shares authorized, 1,082,864,653 and 775,821,796 shares issued and
outstanding at December 31 and March 31, 2008	1,082,865	775,822
Additional paid-in capital	101,526,456	101,554,026
Accumulated deficit	(96,256,134)	(95,632,847)

Total Stockholders' Equity	6,353,222	6,697,036

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,348,973	$33,390,953

The accompanying notes are and integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

REVENUES	$123,084	$353,887	$1,057,080	$10,519,113

OPERATING COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	1,040	(15,312)	3,200	5,734,722
Payroll, professional fees and related expenses (exclusive of stock compensation)	378,500	629,457	1,136,278	6,857,916
Office rent and expenses	30,258	11,792	107,902	392,205
Other general and administrative expenses	72,763	216,846	258,032	842,044
Write-down in carrying value of notes receivable	400,000	-	700,000	-
Depreciation and amortization	45,457	48,389	136,370	1,257,094
Stock compensation	25,398	128,007	75,073	763,129
Total Operating Costs and Expenses	953,416	1,019,179	2,416,855	15,847,110

OPERATING LOSS	(830,332)	(665,292)	(1,359,775)	(5,327,997)

INTEREST AND OTHER INCOME (EXPENSE), NET	(351,999)	192,820	(827,194)	(512,204)

LOSS ON SALE OF ASSETS	-	-	-	(2,778,906)

EQUITY IN NET INCOME (LOSS) OF MICROLOG CORPORATION	10,965	-	(89,368)	-

LOSS FROM CONTINUING OPERATIONS	(1,171,366)	(472,472)	(2,276,337)	(8,619,107)

DISCONTINUED OPERATIONS
Income (loss) from operation of discontinued operations	265,986	(133,452)	751,912	(2,068,726)
Gain (loss) on sale of discontinued operations	-	-	901,138	(7,517,516)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	265,986	(133,452)	1,653,050	(9,586,242)

NET LOSS APPLICABLE TO COMMON SHARES	$(905,380)	$(605,924)	$(623,287)	$(18,205,349)

INCOME (LOSS) PER SHARE, BASIC AND DILUTED
Continuing operations	$(0.0012)	$(0.0006)	$(0.0027)	$(0.0112)
Discontinued operations	0.0003	(0.0002)	0.0020	(0.0125)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.0009)	$(0.0008)	$(0.0007)	$(0.0237)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	956,057,044	775,821,796	844,984,861	768,589,348

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(623,287)	$(18,205,349)
(Income) loss from discontinued operations	(1,653,050)	9,586,242
Loss from continuing operations	(2,276,337)	(8,619,107)
Items that reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	136,370	1,257,094
Noncash interest expense	148,856	184,087
Amortization of deferred financing fees	111,614	-
Stock compensation	75,073	763,129
Equity in net loss of Microlog Corporation	89,368	-
Write-down in carrying value of notes receivable	700,000	-
Loss on sale of payphone assets	-	2,778,906
Other noncash charges	-	220,684
Changes in assets and liabilities
Decrease in restricted cash	476,397	-
(Increase) decrease in accounts receivable	(24,240)	1,840,762
Decrease in notes receivable	140,872	-
(Increase) in other current assets	(6,976)	(386,015)
(Increase) decrease in other assets	(198,216)	83,776
(Decrease) in accounts payable and accrued expenses	(190,955)	(2,160,459)
Operating activities of discontinued operations	280,741	(190,193)
	1,738,904	4,391,771

Net cash (used in) operating activities	(537,433)	(4,227,336)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of payphone assets	-	3,248,741
Capital expenditures, net	-	(320,128)
Proceeds from sale of investments	-	361,993
Investing activities of discontinued operations	-	1,702,316

Net cash provided by investing activities	-	4,992,922

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings/(payments) of debt, net	(3,000)	(2,156,788)
Deferred financing fees	(186,024)	-
Financing activities of discontinued operations	(291,303)	(278,625)

Net cash (used in) financing activities	$(480,327)	$(2,435,413)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(Unaudited)

	For the Nine Months Ended
	December 31,
	2008	2007

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,017,760)	$(1,669,827)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,075,117	3,430,844

CASH AND CASH EQUIVALENTS - END OF PERIOD	1,057,357	1,761,017

LESS CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	(183,548)	(679,613)

CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$873,809	$1,081,404

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Cash paid during the period for interest	$1,009,133	$970,519
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Issuance of new convertible debenture to YA Global	$13,391,175	$-
Retirement of convertible debentures issued to YA Global	$(13,168,944)	$-
Issuance of warrants with new convertible debenture	$(10,390)	$-
Convertible preferred stock of United Systems Access, Inc.	$-	$5,763,893
Notes receivable	$-	$2,000,000
Payment of debentures and accrued interest with common stock	$(194,010)	$(1,967,908)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
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

The Company’s voice services segment has included the operations of CloseCall America, Inc. (“CloseCall”), a Stevensville, Maryland-based competitive local exchange carrier (a “CLEC”), Davel Communications, Inc. (“Davel”), a Cleveland, Ohio-based independent payphone provider, and American Fiber Network, Inc. (“AFN”), a CLEC based in Overland Park, Kansas. The Company’s Internet services segment previously included DFW Internet Services, Inc. (“DFW”, doing business as Nationwide Internet), an Irving, Texas-based Internet services provider, its acquired Internet service provider subsidiaries, and InReach Internet, Inc. (“InReach”), an Internet service provider based in Stockton, California. The Company’s municipal wireless networks operations were conducted primarily by a wholly owned subsidiary, NeoReach, Inc. (“NeoReach”), and its subsidiary, Kite Networks, Inc. (“Kite Networks”, formerly known as NeoReach Wireless, Inc.). The wireless networks segment also included the operations of the Company’s subsidiary, Kite Broadband, LLC (“Kite Broadband”), a broadband wireless service provider. Both Kite Networks and Kite Broadband were based in Ridgeland, Mississippi. The corporate segment has included our Internet gaming subsidiary, ProGames Network, Inc. (“ProGames”), that we founded in December 2005.

On June 30, 2007, the Company entered into a Purchase Agreement (the “USA Agreement”) with United Systems Access, Inc. (“USA”), pursuant to which USA agreed to acquire all of the outstanding shares of CloseCall and AFN (the Company’s “CLEC Business”, which was previously included in the voice services business segment) and all of the outstanding shares of DFW and InReach (together these companies comprised the Company’s Internet services provider business segment, or “ISP Business”). The sale of the ISP Business was completed on July 18, 2007. The sale of the CLEC Business was subject to the receipt of verification of certain regulatory approvals, which was originally expected to be obtained by the end of calendar year 2007.  On January 14, 2008, the Company received notice from USA purporting to terminate the USA Agreement with respect to the sale of the CLEC Business, but provided that USA remained interested in discussing terms upon which it would purchase the CLEC Business (see Note 3). USA was unable to complete the purchase on terms acceptable to the Company and, as a result of this default, the Company subsequently terminated the sale of its CLEC Business to USA.

On July 8, 2007, the Company entered into a Purchase Agreement (the “Gobility Agreement”) with Gobility, Inc. (“Gobility”), pursuant to which Gobility acquired all of the outstanding shares of NeoReach and Kite Networks, and all of the outstanding membership interests in Kite Broadband (together these companies have comprised the Company’s wireless networks business segment, or “Wireless Networks Business”). As further discussed below, Gobility is in default with respect to its obligation to obtain funding and to pay amounts due under certain equipment obligations and leases for which the Company is a co-obligor. The Company is currently cooperating with Gobility in its efforts to sell the assets of Kite Networks in order to satisfy these obligations (see Note 3).

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

Going Concern Uncertainty

The Company has historically lost money. The Company’s accumulated deficit at December 31, 2008 was $96,256,134. In the nine months ended December 31, 2008, the Company had a net loss of $623,287, including a loss from continuing operations of $2,276,337. In the fiscal years ended March 31, 2008, 2007 and 2006, the Company sustained net losses of $18,361,602, $45,898,288 and $10,176,407, respectively. Over these periods, most of the acquired businesses of Mobilepro experienced declining revenues. Although restructuring measures reduced other operating expenses, the Company was unable to sufficiently reduce the corresponding costs of services.  In addition, the Company funded the start-up and operations of the municipal wireless networks and online gaming businesses without these companies achieving profitability. The amount of cash used in operations during the nine months ended December 31, 2008 and the fiscal year ended March 31, 2008 were $537,433 and $3,558,996, respectively. The decline in cash used in operation was partly due to cash generated by the Company’s CLEC Business and $810,215 of receipts relating to claims involving over-billings by certain telecommunications carriers of Davel in violation of regulatory rulings (“Regulatory Receipts”), including $718,314 received from Qwest in the second fiscal quarter (see Note 8).

Because the cash required to fund the continuing operating losses and to complete the build-out of planned municipal wireless networks exceeded the Company’s available capital, the Company signed agreements to sell substantial portions of its operations to several unaffiliated buyers (see Note 3). The Company is also seeking a new buyer for its CLEC Business. If the Company is successful in doing so, it will use the expected proceeds to retire the amounts owed under the convertible debenture issued to YA Global Investments, L.P. ( f/k/a Cornell Capital Partners, L.P)(“YA Global”) and other obligations of the Company.

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

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments based on recorded amounts for the foreseeable future. If the Company is unable to permanently eliminate the cash requirements to fund certain remaining liabilities of the Wireless Networks Business for which the Company is co-obligor, and/or fails to sell the CLEC Businesses to a new buyer on terms that are acceptable to the Company, the Company will not have the ability to continue as a going concern without additional capital and/or collections of significant amounts on claims against third parties. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statement Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior-period financial statement balances have been reclassified to conform to the December 31, 2008 presentation.

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

These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring, and that are necessary for a fair presentation of results for the interim periods. The results of operations for the nine months ended December 31, 2008 are not necessarily indicative of the results that will be achieved for the fiscal year ending March 31, 2009.

Companies Held for Sale

The assets and liabilities of the CLEC Business and the remaining net liabilities of the Wireless Networks Business are summarized and classified as “held for sale” in the accompanying condensed consolidated balance sheets at December 31 and March 31, 2008. The operating results of these businesses and the operating results of the ISP Business, which was sold in the second quarter of fiscal year 2008, are included in discontinued operations in the accompanying condensed consolidated statements of operations for the nine months ended December 31, 2007. For the nine months ended December 31, 2008, discontinued operations include the operating results of the CLEC Business and the gain and net interest cost of the remaining assets and liabilities of the Wireless Networks Business.

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

Davel also recognizes revenue related to non-coin dial-around calls that are initiated from a Company payphone in order to gain access to a specific long distance company or to make a standard toll free call. Revenue related to such dial-around calls is recognized initially based on estimates. The inter-exchange carriers have historically paid for fewer dial-around calls than are actually made and the collection period for dial-around revenue is generally four to six months, but can be in excess of one year. Most dial-around receivable amounts are received early in each calendar quarter from an industry clearinghouse organization, one quarter in arrears.  For example, Davel was entitled to receive its dial-around receipts related to the quarter ended June 30, 2007 in October 2007, allowing it to adjust the second calendar quarter dial-around receivable amount included in the balance sheet at September 30, 2007 based on the actual collection experience.  Davel’s estimate of revenue for the most recent calendar quarter is based on the historical analysis of calls placed and amounts collected. These analyses are updated on a periodic basis. Recorded amounts of revenue may be adjusted based on actual receipts and/or the subsequent revision of prior estimates. Total dial-around revenue amounts for the three and nine months ended December 31, 2008 were $63,232 and $108,523, respectively. The amounts for the corresponding periods of the prior year were $114,000 and $2,291,000, respectively.

Accounts Receivable

The Company conducts business and may extend credit to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances and based to a significant extent on recent historical overall account write-off experience. The Company had allowances for doubtful accounts of $813,453 and $993,356 at December 31 and March 31, 2008, respectively, relating to accounts receivable other than dial-around compensation amounts, which were included in assets of companies held for sale in the accompanying condensed consolidated balance sheets.

Dial-around receivable amounts included in the condensed consolidated balance sheets at December 31, 2008 and March 31, 2008 were $64,232 and $45,692, respectively. During all periods presented, credit losses, to the extent identifiable, were generally within management’s overall expectations.

Notes Receivable

Notes receivable consist of a $2,000,000 note receivable from USA, as amended, with a remaining principal balance of $859,128 and $1,000,000 at December 31 and March 31, 2008, respectively, and notes receivable with an original principal balance of $1,865,000 that the Company received in connection with the sale of the Longmont, Colorado wireless network (see Note 3). In July 2008, the Company revised the payment terms relating to the USA note and received payments totaling $200,000. The remaining principal balance and accrued interest at 12% per annum was due on December 29, 2008. USA has not paid the balance due on the note and certain other receivables and has advised the Company that USA is being indemnified for the amounts due and owing under the USA note by its former Chief Executive Officer, L. William Fogg.  Mr. Fogg, and his wholly owned company, Nationwide Acquisition Corp. are alleged to be the successors in interest to the ISP Business previously sold to USA.  Mr. Fogg has disputed the amount due under the USA note and alleges the right to certain setoffs against the amounts due and owing the Company.  Mr. Fogg and Nationwide Acquisition Corp. have filed a declaratory judgment lawsuit against the Company, AFN, CCA and USA relating to various amounts owed to the Company including the note receivable (see Note 8).  USA is in default with respect to the note, which provides for interest at a default rate of 18% per annum. During the quarter ended December 31, 2008, the Company wrote down the carrying value of the note by $100,000. The net carrying values of the note of $759,128 and $1,000,000 and accrued interest of $45,534 and $19,852, are included in current assets of continuing operations in the accompanying condensed consolidated balance sheets at December 31 and March 31, 2008, respectively.

Notes receivable with an original principal balance of $1,865,000 of are due from DHB Networks, LLC (“DHB”), the purchaser of the Longmont, Colorado wireless network, and consist of four notes. The notes generally provide for quarterly payments of interest only at 9%  beginning September 1, 2008 plus equal quarterly principal payments of $141,050 commencing March 1, 2011. The notes and any unpaid interest are due in March 2015. The notes are guaranteed by the principal owner of DHB.

In October 2008, the Company revised the payment terms on the DHB notes and subsequently received $12,500 towards the interest that was due in September 2008.  The remaining unpaid interest accrued through November 30, 2008 totaling $109,817 was capitalized. Thereafter, interest is payable quarterly beginning February 28, 2009 at a new rate of 10% per annum. The maturity and principal payments dates have not changed. The Company also wrote down the carrying value of the notes by $600,000 in the nine months ended December 31, 2008, of which $300,000 was written down in the quarter ended December 31, 2008, in recognition of the current financial condition of DHB.  The Company has also discontinued the accrual of interest for financial reporting purposes effective December 1, 2008. These notes receivable, with a net carrying value of $1,374,817 at December 31, 2008, are included in assets of continuing operations in the condensed consolidated balance sheets.

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Deferred Financing Fees

The Company incurred financing costs of $186,024 in connection with the refinancing of the secured convertible debenture issued to YA Global on June 30, 2008. These costs, representing primarily legal and other fees paid in cash, are included in other assets of continuing operations at December 31, 2008 and will be amortized to interest expense through the maturity date of the debentures on May 1, 2009. Total financing fees charged to interest expense in continuing operations for the three and nine months ended December 31, 2008 was $58,482 and $111,615, respectively. At December 31, 2008, the unamortized balance of deferred financing fees included in the condensed consolidated balance sheets was $74,410.

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

Property, Plant and Equipment

Depreciation expense is computed using the straight-line method during the estimated useful life of each asset. The amounts of depreciation related to continuing operations and included in the condensed consolidated statements of operations for the three and nine months ended December 31, 2008 were $45,457 and $136,370, respectively. The amounts for the corresponding periods of the prior year were approximately $48,389 and $1,041,409, respectively.

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, furniture and equipment and other long-lived assets included in assets of companies held for sale are not depreciated or amortized while such assets are classified as held for sale.

Advertising Contracts

CloseCall has used print, signage, radio and television advertising to market services to customers of certain local professional sports teams. Advertising programs include the use of long-term contracts. Upon the negotiation of such a contract, the Company records the cost of the advertising program as an asset, and amortizes the balance to operating expenses over the life of the contract. The Company has re-evaluated the effectiveness of its long-term advertising contracts and has decided to discontinue such programs. At March 31, 2008, assets of companies held for sale included prepaid expenses of $137,749 related to such contracts. The corresponding contract liability has been typically paid in installments. At March 31, 2008, liabilities of companies held for sale included accounts payable and accrued expenses of $171,375 that were payable under such contracts. At December 31, 2008, there were no prepaid expense or contract liability amounts included in assets and liabilities of companies held for sale in the accompanying condensed consolidated balance sheets.

Goodwill and Long-Lived Assets

At December 31 and March 31, 2008, $20,531,278 of goodwill is included in assets of companies held for sale in the Company’s condensed consolidated balance sheets. Generally accepted accounting principles require that the Company assess the fair value of goodwill amounts relating to acquired entities at least annually in order to identify any impairment in the values. However, on a quarterly basis, management is alert for events or circumstances that would indicate that, more likely than not, the fair value amounts of goodwill for reporting segments have been reduced below the corresponding carrying amounts. If there is a determination that the fair value of an acquired entity is less than the corresponding net assets amount, including goodwill, an impairment loss would be identified and recorded at that time.  As of March 31, 2008, the Company evaluated the carrying value of goodwill and determined that no adjustment for impairment was required. There were also no asset impairment charges recorded in the three and nine months ended December 31, 2008 and 2007.

Customer Location Contracts

Intangible assets previously included amounts paid to property location owners in connection with payphone installation contracts, which were sold in conjunction with the sale of a majority of Davel’s payphones in September 2007. These other assets were amortized on a straight-line basis over their estimated useful lives based on contract terms (generally 5 years). Amortization expense related to location contracts of $215,685 is included in operating costs and expenses of continuing operations for the nine months ended December 31, 2007.

Accounts Payable and Accrued Liabilities

The accounts payable and accrued liabilities of continuing operations consisted of the following at the indicated dates:

	December 31, 2008	March 31, 2008

Accounts payable	$647,108	$768,175
Accrued restructuring costs	100,218	100,218
Accrued compensation	288,479	252,874
Accrued interest expense	136,576	167,371
Other accrued liabilities	1,813,701	1,888,399
Totals	$2,986,082	$3,177,037

Income Taxes

The Company has adopted the provisions of SFAS No. 109, “Accounting for Income Taxes”. The statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Because of its history of losses, the Company has not had any material federal or state income tax obligations. No provision for income taxes was required in the three months and nine months ended December 31, 2008 and 2007 because of net operating loss carryforwards generated by the Company.

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

Upon the closing of the sale of the ISP Business on July 18, 2007, the Company received $2.5 million in cash, a $2 million note (the “USA Note”), which was originally payable upon the earlier of the closing of the CLEC Business or January 1, 2008, and the 8,100 shares of USA Preferred. The remaining cash proceeds of $17,400,000 were to be paid by USA at the time of the CLEC closing.  Until that time, USA was required to cause the managed companies to make monthly payments of interest on this balance at a rate of 7.75% directly to YA Global, two months in arrears. The Company received the monthly payments due through January 1, 2008, which payments were applied to principal and interest on the debentures held by YA Global.   The Company initially recorded these payments as an offset to interest expense in the amount of $616,985 through December 31, 2007.  In the fourth quarter of fiscal year 2008, the Company reversed this amount that was previously credited to interest expense.

On January 3, 2008, the Company and USA entered into an amendment to the USA Note.  USA made payments of $500,000 each on January 4 and January 11, 2008 with the remaining balance of $1,000,000, together with accrued interest at the rate of 7.75%, due on the earlier of the date of the closing of the sale of the CLEC Business or March 31, 2008. Of the $1,000,000 of payments, the Company received $125,000 and the remaining $875,000 was used to pay principal and interest on the convertible debentures due to YA Global.  USA did not pay the remaining principal balance of $1,000,000 or the accrued interest due on March 31, 2008. In July 2008, the Company revised the payment terms relating to the USA Note and received payments totaling $200,000. The remaining principal balance and accrued interest at 12% per annum was due on December 29, 2008.  USA has not paid the balance due on the USA Note and certain other receivables and has advised the Company that USA is being indemnified for the amounts due and owing under the USA Note by its former Chief Executive Officer, L. William Fogg.  Mr. Fogg, and his wholly owned company, Nationwide Acquisition Corp. are alleged to be the successors in interest to the ISP Business previously sold to USA.  Mr. Fogg has disputed the amount due under the USA Note and alleges the right to certain setoffs against the amounts due and owing the Company.  Mr. Fogg and Nationwide Acquisition Corp. have filed a declaratory judgment lawsuit against the Company, AFN, CCA and USA relating to various amounts owed to the Company including the USA Note (see Note 8).  USA is in default with respect to the USA Note, which provides for interest at a default rate of 18% per annum.  During the quarter ended December 31, 2008, the Company wrote down the carrying value of the USA Note by $100,000.

The loss incurred in connection with the sale of the ISP Business, before the adjustment for the termination of the sale of the CLEC Business in the fourth quarter of fiscal year 2008, of $2,481,227 is included in the loss on sale of discontinued operations in the nine months ended December 31, 2007.

Sale of the Wireless Networks Business

On July 8, 2007, the Company entered into the Gobility Agreement, pursuant to which Gobility acquired all of the outstanding shares of Neoreach, and indirectly Kite Networks, and all of the outstanding membership interest in Kite Broadband. The purchase price was $2.0 million, paid in the form of a debenture that is convertible into shares of Gobility common stock (the “Gobility Debenture”) at a rate of $5.00 per share, or such lower price, if Gobility issues common stock or securities convertible into common stock at a price that is less than $5.00 per share. Unless converted, the Gobility Debenture is due July 8, 2009 with annual interest at 8%.

Under the terms of the Gobility Debenture, Gobility was required to raise at least $3.0 million in cash no later than August 15, 2007. Prior to closing, the Company received a reliance letter from Wingfield Corporation, N.V. (“Wingfield”), a Brussels, Belgium-based merchant bank, stating that such financing was forthcoming. To date, Gobility has not obtained financing from Wingfield or any other source and is in default with respect to the Gobility Debenture. As a result of this default, the Company has the right but not the obligation to repurchase the Wireless Networks Business with the surrender of the Gobility Debenture and the payment of nominal additional consideration. In addition to its inability to obtain the required financing, Gobility has been unable to fund its operations including the payment of amounts due under a series of capital equipment leases and other equipment-related obligations. Because the equipment leases and other equipment purchases were co-signed by Mobilepro, if Kite Networks fails to pay the leases, absent any other defenses it may have, the Company could be obligated to pay the obligations relating to the equipment leases and equipment purchases. As a result of these defaults by Gobility, the Company has written off the $2.0 million Gobility Debenture and has recorded the capital leases and equipment-related obligations as liabilities in connection with the sale. The Company has also recorded the certificates of deposits securing the equipment lease obligations.

The Company is currently cooperating with Gobility in its efforts to sell the assets of Kite Networks in order to pay the obligations relating to the equipment leases and other equipment. In September 2007, the Company was required to make lease payments totaling $64,165. On March 10, 2008, Gobility sold the assets of the wireless network in Longmont, Colorado, and the Company received the related proceeds in the form of promissory notes from the purchaser totaling $1,800,000. In addition, the Company entered into a forbearance agreement with the principal equipment vendor and agreed to pay the $1,591,978 equipment obligation, with interest at the prime rate, and a related lease obligation in the principal amount of $149,749.  In March 2008, the Company also satisfied the terms of one of the leases relating to the Tempe, Arizona wireless network with an aggregate principal balance of $318,595, plus accrued interest, by paying $93,000 in cash and having the $250,000 certificate of deposit that secured the lease applied thereto. As a result of the sale to Gobility and these transactions, the Company recorded a net loss on the sale of its Wireless Networks Business of $3,433,843 that was reported in the loss on sale of discontinued operations for the fiscal year ended March 31, 2008. Of this amount, the Company recognized a loss of $5,036,289 in the second fiscal quarter and a $1,602,446 reduction in the loss relating to the sale of the Longmont, Colorado wireless network that was recorded in the fourth quarter of the fiscal year ended March 31, 2008.

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

The Company continues to cooperate with Gobility in its efforts to sell the remaining assets of Kite Networks.  In the event Gobility is unsuccessful in its attempts to sell the remaining assets and satisfy the equipment lease obligations, the Company, subject to any defenses it might have, could be required to make the payments on the remaining equipment leases. At December 31, 2008, the amounts recorded on the balance sheet as liabilities of companies held for sale relating to the capital lease obligations, accrued interest, and the note payable and equipment obligation were $2,403,952, $411,625 and $1,687,801, respectively. The Company has also recorded the certificates of deposits securing the lease obligations in the aggregate amount of $937,664 as assets of companies held for sale in the accompanying consolidated balance sheets.

Discontinued Operations

The Company has sold its Wireless Networks and ISP Businesses and continues to market for sale its CLEC Business. Revenues, operating costs and expenses, and other income and expense attributable to the Wireless Networks Business, ISP Business and CLEC Business have been aggregated to a single line, loss from discontinued operations, in the condensed consolidated statements of operations for all periods presented. The Company has no income taxes due to operating losses incurred for tax purposes. No interest expense, other than amounts relating to the capital leases or other debt recorded by the discontinued businesses, has been allocated to discontinued operations.

The revenues and the net income (loss) of discontinued operations were as follows:

	Three Months Ended December 31,
	2008	2007

Revenues	$6,481,454	$8,593,531
Income (loss) from discontinued operations before disposal	$265,986	$(133,452)
Gain (loss) on disposal	-	-

Income (loss) from discontinued operations	$265,986	$(133,452)

	Nine Months Ended December 31,
	2008	2007

Revenues	$22,192,048	$33,382,829
Income (loss) from discontinued operations before disposal	$751,912	$(2,068,726)
Gain (loss) on disposal	901,138	(7,517,516)

Income (loss) from discontinued operations	$1,653,050	$(9,586,242)

Assets and liabilities associated with the Wireless Networks Business and CLEC Business have been segregated from continuing operations and presented separately as assets of companies held for sale and liabilities of companies held for sale in the condensed consolidated balance sheets at December 31 and March 31, 2008. The major classifications of such assets and liabilities were as follows:

	December 31, 2008	March 31, 2008

Cash and cash equivalents	$183,548	$1,063,721
Restricted cash	1,294,502	1,425,165
Accounts receivable, net	2,262,402	2,718,933
Prepaid expenses and other current assets	825,389	1,125,926
Fixed assets, net	540,122	539,047
Goodwill, net of impairment	20,531,278	20,531,278
Customer contracts and relationships, net	530,833	508,424
Other assets	78,022	108,647

Assets of companies held for sale	$26,246,096	$28,021,141

Accounts payable and accrued expenses	$2,281,693	$3,675,162
Deferred revenue	610,514	701,638
Notes payable and capital lease and equipment obligations	4,212,453	5,286,344

Liabilities of companies held for sale	$7,104,660	$9,663,144

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

On September 7, 2007, Davel sold approximately 21,405 payphones to Sterling. Under the terms of the sale agreement, the Company received $50,000 in cash and $1,839,821 in cash was paid to YA Global to reduce the amount of principal and interest owed under the outstanding convertible debentures. Pursuant to the sale agreement, proceeds in the amount of $850,832 were used for the direct payment of certain related liabilities and broker fees and $1,200,000 of proceeds was used for the funding of escrow accounts established for the payment of key vendor obligations and indemnification claims. Sterling also assumed certain other liabilities of Davel. Effective September 30, 2007, Davel sold an additional 300 payphones for approximately $85,000. After these sales, Davel’s remaining operations have been significantly reduced. Davel’s remaining operations are being continued and Davel is pursuing the recovery of certain claims including the AT&T, Sprint and Qwest claims described in Note 8. A loss on sale of assets of $2,800,206 was included in the loss from continuing operations in the second quarter of the fiscal year ended March 31, 2008 in connection with these transactions.

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

The Company received advanced proceeds, primarily in the form of an investment in 8,100 shares of the USA Preferred, in connection with the sale of the ISP Business and CLEC Businesses in the second quarter of the fiscal year ended March 31, 2008 (see Note 3). The fair value of the USA Preferred of $5,763,893, net of a $2,336,107 discount, was initially recorded and portions of the discount in the amounts of $96,465 and $147,733 were accreted to income in the second and third quarters of fiscal year 2008, respectively. Following the termination of the sale of the CLEC Business to USA in the fourth quarter of the 2008 fiscal year, the value of the convertible preferred stock was considered impaired and was written-off against the liability recorded for the advance from USA. The difference between the carrying values of the asset and liability of $56,442 was recorded as a reduction in the loss on sale of discontinued operations reported in the consolidated statements of operations during the fourth quarter of the fiscal year ended March 31, 2008.

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

The Company currently owns approximately 30% of the outstanding common stock of Microlog and accounts for its investment using the equity method of accounting.  If all of the warrants and convertible securities issued by Microlog were exercised or converted to common stock, the Company would own approximately 70% of the outstanding common stock on a fully diluted basis. Microlog is a Germantown, Maryland based government contractor that develops, sells and installs software for integrated voice response and web-based customer contact systems in the healthcare industry.  Microlog’s common stock is traded on the “Pink Sheets” under the symbol “MLOG”. The market value of the Company’s investment in the common stock of Microlog at December 31, 2008 was $333,333.

In January 2008, the Company also entered into a management agreement to provide financial, legal and administrative services to Microlog at a rate of $8,800 per month. The accompanying consolidated statements of operations include revenues of $26,400 and $79,200 related to this management agreement and $56,250 and $168,750 of interest income related to notes receivable from Microlog for the three months and nine months ended December 31, 2008, respectively. There were no comparable amounts for the corresponding periods of the prior year. At December 31 and March 31, 2008, the carrying value of the investment and amounts due from Microlog of $415,499 and $256,917, respectively, are included in investments and other assets of continuing operations in the accompanying condensed consolidated balance sheets.

NOTE 5-DEBT

Debt Maturities

A summary of the balances owed under the debentures and other notes payable of continuing operations at December 31, 2008 and March 31, 2008 was as follows:

	December 31,	March 31,
	2008	2008
Convertible Debenture issued to YA Global	$13,197,165	$-
Amended Debenture issued to YA Global	-	11,006,823
Secured Debentures issued to YA Global	-	2,162,121
Other notes payable	112,000	115,000
	13,309,165	13,283,944
Less: Unamortized debt discounts	(4,156)	(30,208)
Less: Amounts due within one year	(13,305,009)	(13,253,736)
Long-term portion of debt	$-	$-

Based on the current terms of the YA Global debenture and other notes payable, as amended, the entire balance of debt at December 31, 2008 will become due for payment in the twelve-month period ending December 31, 2009.

The Convertible Debenture Agreement

Effective June 30, 2008, the Company issued a secured convertible debenture to YA Global (the “Convertible Debenture’) with an aggregate principal balance of $13,391,175, replacing the Amended Debenture and the Secured Debenture described below. The Convertible Debenture provides for monthly payments of interest at 12% with the remaining principal balance due on May 1, 2009. Accordingly, the entire principal balance of the Convertible Debenture has been classified as a current liability at December 31, 2008 in the Company’s condensed consolidated balance sheets. YA Global may convert any portion of the unpaid principal and interest into shares representing up to 4.99% of the Company’s common stock at the lesser of $0.04973 per share or the average of the two lowest volume weighted average prices during the five trading days immediately preceding the conversion date. If certain conditions are met, the Company has the option to pay a portion of the total interest due in common stock at the applicable conversion price on the day immediately prior to the interest payment date. The conversion price is subject to adjustment if the Company is deemed to have issued shares at a price that is lower than the effective conversion price on the date such shares are issued.  The Convertible Debenture is secured by substantially all of the assets of the Company.

During the nine months ended December 31, 2008, the Company issued 307,042,857 shares of common stock in satisfaction of $194,010 in principal relating to the Convertible Debenture. Subsequent to December 31, 2008, YA Global converted an additional $46,220 of principal into 108,600,000 shares of common stock. Such shares are tradable by YA Global pursuant to Rule 144 of the Securities Act of 1933 (the “Securities Act”).

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

Under conditions similar to those included in the Amended Debenture (see discussion below), the Company had the right to make any and all such principal and interest payments by issuing shares of its common stock to YA Global with the amount of such shares based upon the lower of $0.174 per share or 93% of the average of the two lowest daily volume weighted average per share prices of its common stock during the five days immediately following the scheduled payment date. Through March 31, 2007, the Company issued 42,598,498 shares of its common stock in satisfaction of $1,500,000 in principal and $198,654 in accrued interest. From April 1, 2007 through May 10, 2007, the Company issued an additional 78,091,157 shares of its common stock in satisfaction of $1,849,343 in principal and $47,743 in accrued interest. The Company used cash to pay $29,836 in principal and $6,614 in interest on May 10, 2007. On July 18, 2007, the Company also paid $145,821 in principal and $265,678 in accrued interest from the proceeds of sale of the ISP Business. On September 7, 2007 and October 19, 2007, the Company paid an additional $347,009 in principal and $68,493 of interest from the proceeds of sale of Davel’s payphones.  During the quarter ended December 31, 2007, the Company paid $42,117 in principal and $38,128 of interest from the monthly interest payments received from USA on the $17.4 million cash balance due at the time of the CLEC closing.  In January 2008, the Company paid $865,393 of principal and $26,521 of interest from the payments received from USA relating to the USA Note and the monthly interest payment.

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

Through March 31, 2007, the Company issued 50,578,702 shares of its common stock in satisfaction of $2,500,000 in principal and $681,827 in accrued interest. On May 10, 2007, the Company issued 4,510,933 shares of its common stock in satisfaction of $70,822 in principal. On July 18, 2007, the Company also paid $247,005 in principal and $216,181 in accrued interest from the proceeds of sale of the ISP Business. On September 7, 2007, the Company paid an additional $1,325,000 in principal and $116,853 of interest from the proceeds of sale of Davel’s payphones. During the quarter ended December 31, 2007, the Company paid $196,313 of interest from the monthly interest payments received from USA on the $17.4 million cash balance due at the time of the CLEC closing.  In January 2008, the Company paid $98,157 of interest from the payments received from USA relating to the USA Note and the monthly interest payment.

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

Availability of Registered Shares

The Company filed a registration statement on Form S-3 on October 12, 2006 covering the resale of a total of 404,474,901 shares of the Company’s common stock by various selling stockholders, including 55,089,635 shares that may be issued to YA Global under the Amended Debenture, 120,689,655 shares related to convertible debentures issued under the Secured Debenture Agreement, and 38,750,000 shares related to the corresponding stock warrants. This registration statement was declared effective by the SEC, enabling the Company’s use of common stock to make installment payments to YA Global under the various debentures. As of May 10, 2007, the Company has issued all of the approximately 175,779,000 shares covered by the registration statement relating to the convertible debentures. At December 31, 2008, the total principal balance payable to YA Global under the Convertible Debenture was $13,197,165.

The Debentures – Interest Expense

For the three and nine months ended December 31, 2008, the amounts of interest expense related to the debentures issued to YA Global, and included in the accompanying condensed consolidated statements of operations based on the stated interest rates, were $406,134 and $1,070,197, respectively.  The amounts for the corresponding periods of the prior year were $275,732 and $886,837, respectively.

Interest expense amounts included in the accompanying condensed consolidated statements of operations for the current and prior year periods also included total debt discount amortization related to the debentures issued to YA Global. Amortization amounts were $3,117 and $36,442, respectively, for the three months and nine months ended December 31, 2008. The amounts for the corresponding periods of the prior year were $38,151 and $231,992, respectively. Interest expense also included $58,480 and $111,614, respectively, for amortization of deferred financing fees related to the Convertible Debenture for the three months and nine months ended December 31, 2008. There was no comparable expense in the corresponding periods of the prior year.

The discounts provided to YA Global in connection with the issuance of shares of common stock in satisfaction of principal and interest payments due under the convertible debentures were charged to interest expense.  The amount of such interest expense included in the nine months ended December 31, 2007 was $148,550.

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

The Company continues to cooperate with Gobility in its efforts to sell the remaining assets of Kite Networks.  In the event Gobility is unsuccessful in its attempts to sell the remaining assets and satisfy the equipment lease obligations, the Company could be required to make the payments on the remaining leases. As discussed in Note 8, Harborside Investments III LLC, one of the lessors, filed a lawsuit against the Company to collect amounts due under its equipment lease. Other leasing companies could also accelerate the payment date and demand immediate payment of the outstanding balances from the Company as a result of the default in equipment lease payments by Gobility. The Company could also be subject to late payment penalties and interest at the default rate.

The outstanding principal amounts of the capital leases, equipment obligation and accrued interest are included in liabilities of companies held for sale at December 31 2008 and March 31, 2008 in the accompanying condensed consolidated balance sheets.  The Company has also recorded the certificates of deposits securing the lease obligations in the aggregate amount of $937,664, which are available to offset a portion of the capital lease liabilities, as assets of companies held for sale in the accompanying condensed consolidated balance sheets. At December 31, 2008, a summary of the future scheduled payments based on the original terms of the capital leases and the note payable, equipment and interest obligations were as follows:

Lease payments due in the twelve months ending —
December 31, 2009	$2,830,713
December 31, 2010	61,024
2,891,737
Less – interest portions	(487,785)
Capital leases – principal portions	2,403,952
Equipment obligation	1,391,978
Note payable	295,823
Accrued interest on capital leases and other obligation	411,625
Total liabilities	$4,503,378

The equipment obligation provides for monthly principal payments of $20,000, plus interest at the prime rate, with additional principal payments due on a quarterly basis based on the scheduled payments due on the notes receivable from the purchaser of the Longmont, Colorado wireless network. The remaining unpaid principal balance and accrued interest is due and payable on September 7, 2010. The annual scheduled maturities of the equipment obligation are $388,500 and $1,003,478 for the twelve months ended December 31, 2009 and 2010, respectively.

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

NOTE 6-STOCKHOLDERS’ EQUITY

Common Stock Transactions in the Nine Months Ended December 31, 2008

On December 19, 2008, at our Annual Meeting of Stockholders, our stockholders voted to increase the number of authorized shares of capital stock from 1,500,000,000 shares to 3,000,000,000 shares. Our stockholders also voted in favor of amending our certificate of incorporation to permit a reverse stock split by a ratio of not less than one for two and not more than one for ten, with the exact ratio to be set within that range at the discretion of the Company’s Board of Directors.

In the nine months ended December 31, 2008, the Company issued 307,042,857 shares of its common stock in satisfaction of $194,010 in principal owed to YA Global relating to the Convertible Debenture. Subsequent to December 31, 2008, the Company issued 108,600,000 additional shares of common stock in satisfaction of $46,220 in principal owed to YA Global.

On January 19, 2009, the Company and its newly formed subsidiary, MWS Newco, Inc., consummated the terms of an asset purchase agreement with MobileWebSurf to acquire certain mobile email, texting and social networking software products and related intellectual property technology (the “Acquired Assets”). As consideration for the Acquired  Assets, MobileWebSurf received 5,000,000 shares of the Company’s common stock valued at $2,500 and an initial nineteen percent ownership interest in MWS Newco, Inc.

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

Stock Options and Warrants

The stockholders of the Company have approved the issuance of 30,000,000 shares of common stock in connection with stock options granted pursuant to the 2001 Equity Performance Plan (the “2001 Plan”). In addition, the Company has issued options and warrants to purchase common stock to key personnel pursuant to specific authorization of the board of directors outside the scope of the 2001 Plan. The following tables summarize the stock option activity and the warrant activity for the nine months ended December 31, 2008:

		Weighted- Average
Stock Options —	Number of Options	Exercise Price
Outstanding – March 31, 2008	1,656,000	$0.2200
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding – June 30, 2008	1,656,000	$0.2200
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding – September 30, 2008	1,656,000	$0.2200
Granted	-	$-
Exercised	-	$-
Cancelled	(55,000)	$0.2200
Outstanding – December 31, 2008	1,601,000	$0.2200

Exercisable – December 31, 2008	1,601,000	$0.2200

		Weighted- Average
Stock Warrants —	Number of Warrants	Exercise Price
Outstanding – March 31, 2008	123,938,968	$0.1362
Granted	61,850,000	$0.0212
Exercised	-	$-
Cancelled	(7,000,000)	$0.1593
Outstanding – June 30, 2008	178,788,968	$0.0757
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding – September 30, 2008	178,788,968	$0.0757
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding – December 31, 2008	178,788,968	$0.0757

Exercisable – December 31, 2008	131,684,801	$0.1011

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

Effective April 1, 2006, the Company adopted SFAS 123R, “Share Based Payments,” relating to stock based compensation issued to employees. The amounts of compensation expense included in continuing operations in the accompanying condensed consolidated statements of operations for the three and nine months ended December 31, 2008 were $25,398 and $75,073, respectively. The amounts for the corresponding periods of the prior year were $128,007 and $763,129, respectively.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the nine months ended December 31, 2008 and 2007:

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

NOTE 7-BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effects of the assumed exercise of outstanding stock options and warrants and the assumed conversion of the convertible debentures for the three month and nine month periods presented herein were anti-dilutive as the Company incurred losses from continuing operations in these periods.

NOTE 8-LITIGATION

In addition to certain other litigation arising in the normal course of its business that we believe will not materially affect our financial position or operating results, we were involved with the following legal proceedings during the nine months ended December 31, 2008.

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

Although the District Court Litigation has been pending since 1999, the litigation remains in its preliminary phases. As a result, we cannot predict the likelihood of success on the merits, the costs associated with the pursuit of the claims, the timing of any recovery or the amount of recovery, if any. However, the industry representing a group of independent payphone providers, including the Davel Entities, has prevailed in a similar Federal Communications Commission administrative proceeding against another carrier for non-payment of dial-around compensation using a similar methodology which was accepted and pursuant to which the Federal Communications Commission assessed pre-judgment interest (the "Similar Litigation"). The Similar Litigation is being appealed to the U.S. Court of Appeals for the District of Columbia. Based upon our methodology in the Similar Litigation, we estimate that the amount in controversy for the Davel Entities against the Defendants extends well into the eight figures, but any recovery is conditioned on, among other things (i) prevailing on the merits at trial; (ii) having the Davel Entities' damages model and other claims approved in whole or in large part; (iii) prevailing on any appeals that the Defendants may make; and (iv) the continued solvency of the Defendants. As evidenced by the more than nine years that this litigation has been in process, the Defendants have shown an interest in stretching the duration of the litigation and have the means to do so. Although the Davel Entities could ultimately benefit (in an absolute sense, although not necessarily on a present value basis) from this delay in the event that pre-and/or post-judgment interest (awarded at 11.25% per annum in the Similar Litigation) is assessed against the Defendants and the potential award of attorneys' fees and/or other remedies (in addition to compensatory damages) if the Davel Entities prevail, such delay will result in a deferral of the receipt of any cash to the Davel Entities.

3) Under the authority granted by the Management Agreement to USA, CloseCall America filed a complaint in the Circuit Court for Howard County, Maryland, against Skyrocket Communications, Inc. (“Skyrocket”) Case No. 13-C-07-70296 for breach of contract and unjust enrichment (the “Skyrocket Litigation”).  CloseCall’s claim arose from an unpaid credit owing to CloseCall in the amount of $23,914 owed under a terminated technical support services agreement.  In response thereto, Skyrocket filed a counter-claim alleging breach of contract and asserting damages in the amount of $1.5 million.  In January 2008 Skyrocket filed an amended counter-complaint asserting an additional claim for intentional misrepresentation, seeking $5 million in actual damages and $5 million in punitive damages.  Based upon our belief that the counter-claim and amended counter-claims are without merit, CloseCall filed a motion for summary judgment. The Court granted CloseCall’s motion on the amended counter-claim and dismissed Skyrocket’s claim for intentional misrepresentation. The Skyrocket Litigation was scheduled for trial on February 9, 2009.  During the trial, the court granted CloseCall’s motion for judgment on the claims alleged in the counter-complaint, leaving CloseCall’s breach of contract and unjust enrichment claims to be determined by the jury.  After deliberation on the claims against Skyrocket, the jury returned a verdict in favor of CloseCall.  Notwithstanding the jury verdict, the Company cannot predict whether Skyrocket will appeal the ruling or whether it will ultimately be able to collect on the judgment.

4) On or about March 15, 2008 we were served with a summons and complaint in the Superior Court of New Jersey in Bergen County captioned Harborside Investments III LLC vs. MobilePro Corp. and Neoreach, Inc.  The plaintiff alleges claims of breach of agreement and unjust enrichment arising out of an equipment lease agreement for wireless equipment and seeks damages in the amount of $976,361 (the “Harborside Litigation”).   On or about April 28, 2008 the Company filed its answer, separate defenses and third party complaint against JTA Leasing Co., LLC. Although discovery has commenced, the Harborside Litigation remains in its initial stages. Although we believe MobilePro has meritorious defenses to the alleged claims and we intend to vigorously defend ourselves in this matter we cannot predict the likelihood of success in the Harborside Litigation. The Company has recorded the liability for the estimated principal balance relating to this capital lease obligation and the related accrued interest which is included in liabilities of companies held for sale in the condensed consolidated balance sheets at December 31 and March 31, 2008.

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

7)  On January 7, 2009 the Company received notice that it and its subsidiaries, AFN and CloseCall, had been served with a summons and complaint in the York County Superior Court in Maine by Nationwide Acquisition Corp. (“Nationwide”) and L. William Fogg (“Fogg” and the “Complaint”).  Fogg is a former executive officer of USA and allegedly the owner of Nationwide, the company which allegedly now owns the ISP Business acquired by USA from the Company. Pursuant to an agreement between USA and Fogg, Fogg allegedly acquired the ISP Business, agreed to indemnify USA for all of USA’s liabilities under the USA Note and agreed to indemnify and hold USA harmless against any loss, damage or expense arising out of the USA Note.  Fogg, Nationwide and its related companies also agreed to indemnify USA for various USA debts or liabilities outstanding as of June 4, 2008.

The Complaint is an action for declaratory relief to resolve certain disputes among the Company, CloseCall, AFN, USA, Nationwide and Fogg, including, among other things, the payment of the past due amount under the USA Note. Nationwide and Fogg allege that the Company made certain misrepresentations in connection with the USA Agreement for which USA and/or Fogg are entitled to set-off against the past due amount.  The Company believes that the claims alleged in the Complaint are a tactic to further delay payment of the past due amount.

On February 10, 2009 the Company filed its answer to the declaratory relief complaint, together with cross-claims against USA for (i) the payment default under the terms of the USA Note, (ii) anticipatory repudiation and breach of the USA Agreement, (iii) breach of the USA Management Agreement and a related services agreement, (iii) negligent and intentional misrepresentation in connection with the USA Agreement, (iv) breach of fiduciary duty, (v) indemnification under the USA Agreement, (vi) restitution and unjust enrichment under the USA Management Agreement, (vii) conversion and (viii) securities fraud under the Maine Uniform Securities Act and Section 10 (b) of the Securities Exchange Act.  In the same pleading, MobilePro also brought counterclaims against Nationwide and Fogg for (i) the payment default under the terms of the USA Note, (ii) breach of a non-disclosure agreement executed in connection with the USA Agreement, (iii) breach of fiduciary duty and duty of good faith in connection with the USA Management Agreement, (iv) intentional misrepresentation in connection with the USA Agreement, (v) restitution and unjust enrichment under the USA Management Agreement, (vi) securities fraud under the Maine Uniform Securities Act and Section 10 (b) of the Securities Exchange Act and (vii) injunctive relief. Although MobilePro intends to vigorously defend itself and its subsidiaries in this matter, and to pursue USA, Nationwide and Fogg for the claims asserted, we cannot predict the likelihood of our success on the merits, the costs associated with the pursuit of the claims, or the timing of recovery, if any.

8) Other Ongoing and Threatened Litigation

The Company is involved in other claims and litigation arising in the ordinary course of business, which it does not expect to materially affect its financial position or results of operations. The Company has been threatened by several former employees with litigation; however, to date, no litigation or other action has commenced which is material to the Company.  The Company and its subsidiaries are involved from time to time in disputes with industry providers which are typically resolved through negotiations.  One such industry provider has asserted certain amounts are owed by AFN.  Although AFN has disputed such amounts and does not believe the amount owed to the industry provider is material, if the dispute is not resolved through negotiations and is adversely determined against AFN, such amount could be material.

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following is a discussion and analysis of our results of operations for the three and nine month periods ended December 31, 2008 and 2007, our financial condition at December 31, 2008 and factors that we believe could affect our future financial condition and results of operations.  Historical results may not be indicative of future performance.

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

Internet Services
Our Internet services segment included DFW Internet Services, Inc. (“DFW”, doing business as Nationwide Internet), an Internet services provider (“ISP”) based in Irving, Texas, its acquired Internet service provider subsidiaries and InReach Internet, Inc. (“InReach”), a full service ISP located in Stockton, California that we acquired on November 1, 2005. Our Internet services segment provided dial-up and broadband Internet access, web-hosting services, and related Internet services to business and residential customers in many states (the “ISP Business”).

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

On June 30, 2007, the Company entered into an agreement to sell the shares of AFN and CloseCall (the “CLEC Business”) and ISP Business to United Systems Access, Inc. (“USA”, and the “USA Agreement”).  The closing of the ISP Business occurred on July 18, 2007.  The closing of the sale of the CLEC Business to USA did not occur.  See discussion below concerning The Sale of the ISP and CLEC Business to USA Telecom.

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

As a result, our business has historically lost money. Our accumulated deficit at December 31, 2008 was $96,256,134. In the nine months ended December 31, 2008, the Company had a net loss of $623,287, including a loss from continuing operations of $2,276,337. In the fiscal years ended March 31, 2008, 2007 and 2006, the Company sustained net losses of $18,361,602, $45,898,288 and $10,176,407, respectively. The amount of cash used in operations during the nine months ended December 31, 2008 and the fiscal year ended March 31, 2008 were $537,433 and $3,558,996, respectively. The decline in cash used in operation was partly due to cash generated by the Company’s CLEC Business and $810,215 of receipts relating to claims involving over-billings by certain telecommunications carriers of Davel in violation of regulatory rulings (“Regulatory Receipts”), including $718,314 received from Qwest in the second fiscal quarter (see Item 1. - Legal Proceedings). Future losses are likely to occur. Accordingly, we are likely to continue to experience liquidity and cash flow problems if we are unable to complete the planned sale of assets, to improve the Company’s operating performance, or to raise additional capital as needed and on acceptable terms.

To date, YA Global Investments, L.P. ( f/k/a Cornell Capital Partners, L.P) (“YA Global”) has been a significant source of capital for us, providing financing in several forms. During fiscal 2007, we borrowed funds under a series of convertible debentures. The total amount owed to YA Global under the debentures at March 31, 2007 was $18,149,650. In May 2007, we borrowed $1,100,000 from YA Global under a promissory note in order to help bridge our cash flow shortfall during the first quarter of fiscal year 2008. This promissory note and accrued interest were repaid in July 2007. Using shares of our common stock registered on Form S-3 in November 2006, we made principal and interest payments on the debentures that totaled $4,880,489 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of registered shares available for the conversion of the debentures was exhausted.  We made additional cash payments of principal and interest on the debentures that totaled $4,149,651 during the fiscal year ended March 31, 2008, primarily from the proceeds of the sale of the ISP Business and payphone assets discussed below. However, the Company was unable to make the weekly scheduled principal payments of $375,000 plus interest commencing February 1, 2008 and made partial payments of interest aggregating $200,000 on May 2 and June 4, 2008.  Effective June 30, 2008, the Company issued a secured convertible debenture to YA Global (the “Convertible Debenture”) with an aggregate principal balance of $13,391,175, replacing the former convertible debentures. The Convertible Debenture provides for monthly payments of interest at 12% with the remaining principal balance due on May 1, 2009. The Convertible Debenture continues to be secured by substantially all of the assets of the Company (see Note 5 to the condensed consolidated financial statements).

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

Gobility expected to raise capital for its operating purposes from Wingfield Corporation, N.V., a Brussels Belgium-based merchant bank, pursuant to a funding commitment letter that was presented to the Company at closing. Because this funding has not been obtained, Gobility has been unable to fund its operations including the payment of amounts due under a series of capital equipment leases and other equipment-related obligations. On the date of the sale to Gobility, the aggregate amount of this debt included in the balance sheet of Kite Networks was approximately $6,111,000. Because the equipment leases and other equipment purchases were co-signed by Mobilepro, if Kite Networks fails to pay the equipment leases, the Company, subject to any defenses it may have, may be obligated to pay these obligations.  The Company could also be subject to late payment penalties and interest at the default rate.

The Company is currently cooperating with Gobility in its efforts to sell the assets of Kite Networks in order to pay off the obligations relating to the equipment leases and other equipment. In September 2007, the Company was required to make equipment lease payments totaling $64,165. On March 10, 2008, Gobility sold the assets of the wireless network in Longmont, Colorado, and the Company received the proceeds in the form of promissory notes totaling $1,800,000. In addition, the Company entered into a forbearance agreement with the principal equipment vendor and agreed to pay the $1,591,978 equipment obligation, with interest at the prime rate, and a related lease obligation in the principal amount of $149,749.  In March 2008, the Company also satisfied the terms of one of the leases relating to the Tempe, Arizona wireless network with an aggregate principal balance of $318,595, plus accrued interest, by paying $93,000 in cash and having the $250,000 certificate of deposit that secured the lease applied thereto.  As a result of the sale to Gobility and these transactions, the Company recorded a net loss on the sale of its Wireless Networks Business of $3,433,843 that was reported in the loss on sale of discontinued operations for the fiscal year ended March 31, 2008. Of this amount, the Company recognized a loss of $5,036,289 in the second fiscal quarter and a $1,602,446 reduction in the loss relating to the sale of the Longmont, Colorado wireless network that was recorded in the fourth quarter of the fiscal year ended March 31, 2008.

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

The Company continues to cooperate with Gobility in its efforts to sell the remaining assets of Kite Networks.  In the event Gobility is unsuccessful in its attempts to sell the remaining assets and satisfy the lease obligations, the Company, subject to any defenses it might have, could be required to make the payments on the remaining leases. At December 31, 2008, the aggregate amount recorded on the balance sheet as liabilities of companies held for sale relating to the capital lease obligations, accrued interest, note payable and the equipment obligation was $4,503,378. The Company has also recorded the certificates of deposits securing the lease obligations in the aggregate amount of $937,664 as assets of companies held for sale in its condensed consolidated balance sheets.

The Sale of the ISP and CLEC Business to USA Telecom

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

We received letters of interest regarding the acquisition of the CloseCall, AFN and the Internet service provider businesses (the “Wireline Businesses”) and several potential purchasers conducted due diligence activities. This process resulted in the execution of the agreement to sell the Wireline Businesses to USA. Under the USA Agreement, the total purchase price for the Wireline Businesses was $27,663,893 consisting of $21.9 million in cash and 8,100 shares of convertible preferred stock of USA (the “USA Preferred”). Pursuant to the USA Agreement, we closed the sale of the ISP Business to USA on July 18, 2007, and received cash proceeds of $2,500,000, a promissory note for $2,000,000 and 8,100 shares of preferred stock of USA convertible into 7.5% of the fully diluted shares of USA’s common stock initially valued at $5,763,893. Simultaneously, we used $2,000,000 of this cash to pay down principal and accrued interest owed to YA Global under the promissory note and debentures.

The sale of the CLEC Business required the receipt of certain state regulatory approvals before it could be completed.   Pursuant to a management agreement that was signed in July 2007 (the “USA Management Agreement”), USA operated the CLEC Business, retained any cash provided by the operations of these companies and funded any cash requirements of the companies pending completion of the sale of these companies. In addition, USA was required to make debenture interest payments to YA Global on the Company’s behalf during the term of the USA Management Agreement based on an assumed principal balance of $17.4 million at an interest rate of 7.75%.

On January 14, 2008, the Company received notice from USA purporting to terminate the USA Agreement with respect to the sale of the CLEC Business, but provided that USA remained interested in discussing terms upon which it would complete the purchase.  The Company has been in communications with USA and disputes the validity of the claims alleged for the purported termination, which include the alleged failure to obtain certain regulatory and contractual approvals and the alleged breach of certain representations and warranties set forth in the USA Agreement. The Company believes the purported termination was in bad faith and intends to pursue any and all legal and equitable remedies available to it against USA. Despite the on-going discussions with USA, in January 2008 the Company re-assumed operating control of the CLEC Business and terminated the USA Management Agreement and USA Agreement.  Following the termination of the USA Agreement relating to the CLEC Business in the fourth quarter of fiscal 2008, the value of the USA Preferred was considered impaired. The Company discontinued the accretion of the discount and wrote-off the carrying value of the USA Preferred against the liability recorded for the advanced proceeds from USA. The net difference in carrying values of $56,442 was recorded as a reduction in the loss on sale of discontinued operations in the fourth quarter of the fiscal year ended March 31, 2008.

Upon the close and pursuant to the terms of the USA Agreement, we expected to receive cash proceeds of $19.4 million, including payment of the $2.0 million promissory note (the “USA Note”). On January 3, 2008, the Company entered into an amendment to the USA Note. USA made payments of $500,000 each on January 4 and January 11, 2008 with the remaining balance of $1,000,000, together with accrued interest at the rate of 7.75%, due on the earlier of the date of the closing of the sale of the CLEC Business or March 31, 2008. Of the $1,000,000 of payments, the Company received $125,000 and the remaining $875,000 was used to pay principal and interest on the convertible debentures due to YA Global. USA did not pay the remaining principal balance of $1,000,000 or the accrued interest due on March 31, 2008. In July 2008, the Company revised the payment terms relating to the USA Note and received principal and interest payments totaling $200,000. The remaining principal balance and accrued interest at 12% per annum was due on December 29, 2008. USA has not paid the balance due on the note and certain other receivables and has advised the Company that USA is being indemnified for the amounts due and owing under the USA Note by its former Chief Executive Officer, L. William Fogg.  Mr. Fogg, and his wholly owned company, Nationwide Acquisition Corp. are alleged to be the successors in interest to the ISP Business previously sold to USA.  Mr. Fogg has disputed the amount due under the USA Note and alleges the right to certain setoffs against the amounts due and owing the Company.  Mr. Fogg and Nationwide Acquisition Corp. have filed a declaratory judgment lawsuit against the Company, AFN, CCA and USA relating to various amounts owed to the Company including the USA Note. USA is in default with respect to the note, which provides for interest at a default rate of 18% per annum.  During the quarter ended December 31, 2008, the Company wrote down the carrying value of the USA Note by $100,000.

The Company expected to use the cash proceeds from the sale of the CLEC Business to retire the YA Global debentures plus any remaining amounts of accrued interest. If the CLEC Business is not sold to an alternative buyer on terms satisfactory to the Company, the Company may not have the ability to continue as a going concern without a significant restructuring of the YA Global debt. See Item 1A. below - Risk Factors - “Failure to Complete the Sale of the CLEC Businesses May Result in Our Inability to Retire the YA Global Debentures”.

Discontinued Operations

In connection with the activities summarized above, we have reclassified the assets and liabilities of the CLEC Business and the remaining assets and liabilities of the Wireless Networks Business as assets and liabilities related to companies held for sale in the condensed consolidated balance sheets at December 31 and March 31, 2008.  In addition, we have classified the results of operations of the CLEC Business, ISP Business, and Wireless Networks Business in discontinued operations in the condensed consolidated statements of operations for the three months and nine months ended December 31, 2007.  Discontinued operations include the results of operations for the CLEC Business and the costs associated with the remaining net liabilities of the Wireless Networks Business for the three months and nine months ended December 31, 2008.

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

In September 2007, in three transactions, we completed the sale of approximately 21,700 payphones to unaffiliated purchasers. After the direct payment of certain related liabilities and broker fees in the aggregate amount of approximately $851,000, and the funding of escrow accounts established for the payment of vendor obligations and indemnification claims in the aggregate amount of $1,200,000, proceeds of approximately $1,840,000 were used to retire convertible debenture debt of approximately $1,672,000 and related accrued interest of approximately $168,000. After these sales, Davel’s remaining operations have been significantly reduced. Davel’s remaining operations are being continued and Davel is pursuing the recovery of certain claims including the AT&T, Sprint and Qwest claims described in Item 1. – Legal Proceedings. A loss on sale of assets of $2,800,206 was included in the loss from continuing operations reported in the second quarter of the fiscal year ended March 31, 2008 in connection with these transactions.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” SFAS No. 160 modifies the reporting for noncontrolling interests in the balance sheet and minority interest income (expense) in the statement of operations. The pronouncement also requires that increases and decreases in the noncontrolling ownership interest amount be accounted for as equity transactions. SFAS No. 160 is required to be adopted prospectively, with limited exceptions, effective for the fiscal year beginning April 1, 2009. The Company does not expect SFAS No. 160 to have a significant impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS No. 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. The requirements of SFAS No. 161 are effective for the Company’s interim and annual fiscal periods beginning on April 1, 2009. The Company does not expect SFAS No. 161 to have a significant impact on the Company’s consolidated financial statements or related disclosures.

Results of Operations and Financial Condition

The results of continuing operations include the operating results of Mobilepro, Davel and ProGames. Due to the sale of a majority of Davel’s payphones in September 2007, the operating results for the nine months ended December 31, 2008 and 2007 are not comparable. Results of discontinued operations include the operating results of the CLEC Business, ISP Business and Wireless Networks Business. The operating results of the first and second quarters of the current and prior fiscal years are not comparable due to the sale of the ISP Business and Wireless Networks Business in the second quarter of the fiscal year ending March 31, 2008.

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

The Three Months Ended December 31, 2008 and 2007

Consolidated revenues of continuing operations for the quarter ended December 31, 2008 were $123,084 compared with revenues of $353,887 in the prior year quarter. Current quarterly revenues consist of management fees from Microlog Corporation (“Microlog”), an affiliate, and the revenues of ProGames and Davel. Davel’s revenues include the current quarter adjustments to “dial-around” revenues (intercarrier compensation paid to us by the providers of 800 and other toll-free numbers at the rate of 49.4 cents per call) that were generated by our communications services in prior quarters, including settlement amounts applicable to underpayments by certain carriers. As discussed above, in the second quarter of fiscal 2008, we sold most of our remaining operational payphones in a series of transactions including the sale of approximately 21,700 payphones in September 2007. The operating results related to these assets are reflected in the condensed consolidated statement of operations through the sale dates. In the three months ended December 31, 2007, revenues included $250,000 of regulatory receipts received pursuant to an amendment to an escrow agreement with Davel’s former lenders, established in connection with the acquisition of Davel to fund certain costs and other amounts associated with the Gammino litigation (see Item 1. – Legal Proceedings) as well as coin and “dial-around” revenues generated by Davel’s payphones.

Cost of services (exclusive of depreciation and amortization) in the quarter ended December 31, 2008 was $1,040 compared to a $15,312 credit reflecting the adjustment of previously accrued costs in the third quarter of the prior fiscal year. These amounts also reflect the reduction in the number of payphones operated by Davel following the payphone sales described above.

The total operating costs and expenses of continuing operations for the quarter ended December 31, 2008, excluding the cost of services, depreciation and amortization, were $906,919 compared to $986,102 in the third quarter of the prior fiscal year, a decrease of $79,183. The Company was able to reduce operating costs through a reduction in payroll, professional fees and related expenses, a reduction in stock compensation expense and a reduction in other general and administrative expenses. Payroll, professional fees and related expenses decreased from $629,457 to 378,500 in the three months ended December 31, 2008 as a result of reductions in personnel and reductions in legal fees relating to litigation and sales of the Company’s business units.  Stock compensation expense decreased from $128,007 to $25,398 in the current quarter due to the vesting of options and warrants granted in prior years and a reduction in the fair value of current year grants. Other general and administrative expenses declined from 216,846 to $72,763 in the current quarter due primarily to the elimination of a majority of Davel’s expenses following the sale of its payphone assets. The reductions in operating costs and expenses were partially offset by a $400,000 write down in the carrying value of notes receivable in three months ended December 31, 2008. The operating costs and expenses (excluding depreciation and amortization) of ProGames for the three months ended December 31, 2008 and 2007 were approximately $38,000 and $108,000, respectively reflecting reductions in personnel and other costs.

Depreciation and amortization expenses of continuing operations were $45,457 and $48,389 in the quarters ended December 31, 2008 and 2007, respectively.

Interest and other expense, net, was $351,999 for the quarter ended December 31, 2008 compared with net interest income of $192.820 in the corresponding quarter of the prior fiscal year. Interest expense in the three months ended December 31, 2008 includes interest at 12% on the Convertible Debenture issued on June 30, 2008, which replaced the 7.75% convertible debentures that were outstanding in the prior year.  Interest and other expense, net in the three months ended December 31, 2007 was offset by interest on the proceeds that were to be received from USA relating to the sale of the CLEC Business and the accretion of discount on the USA Preferred Stock. The major components of interest and other (income) expense for quarters ended December 31, 2008 and 2007 are presented in the following schedule.

Type of Debt	2008	2007

Convertible debentures (at stated rates)	$406,134	$275,732
Convertible debentures (debt discount amortization)	3,117	38,151
Convertible debenture (deferred financing fee amortization)	58,480	-
Notes receivable - Microlog	(56,250)	-
Other notes receivable	(56,203)	-
USA interest on cash due at CLEC closing	-	(339,896)
Accretion of discount – USA Preferred Stock	-	(147,733)
Other, net	(3,279)	(19,074)
Interest and Other (Income) Expense, net	$351,999	$(192,820)

The loss from continuing operations for the three months ended December 31, 2008 was $1,171,366, or $0.0012 per share, compared to a loss of $472,472, or $0.0006 per share, in the prior year quarter.  The current quarterly loss from continuing operations includes a $400,000 loss from the write down in the carrying value of notes receivable as described above. It also includes $10,965 of income representing our equity in the net income of an affiliate, Microlog, an investment we acquired in January 2008, and losses of $68,903 for ProGames and $94,603 for Davel. The loss from continuing operations for the three months ended December 31, 2007 includes $250,000 of regulatory receipts and $487,629 of interest income from USA applicable to cash originally due at time of the closing of the planned sale of the CLEC Business and the accretion of discount on the USA Preferred. It also includes a loss of $146,158 for ProGames and income of $101,717 for Davel.

Revenues from discontinued operations consist of revenues from the Company’s CLEC Business which were $6,481,454 in the current quarter compared to $8,953,531 in the third quarter of the prior fiscal year. The decline in revenues relating to the CLEC Business was primarily due to a reduction in the number of business lines and residential customers and, to a lesser extent, to reductions applicable to the bundling of services billed to customers.

Income from discontinued operations for the three months ended December 31, 2008 was $265,986, or $0.0003 per share, and includes the operating results of the CLEC Business less interest and other expenses relating to the remaining obligations of Kite Networks. The loss from discontinued operations for the three months ended December 31, 2007 was $133,452, or $0.0002 per share, which represents the interest cost associated with the Wireless Business obligations. Under the USA Management Agreement, there was no income relating to the CLEC Business in last year’s third fiscal quarter due to the offsetting management fee from USA.

We reported a net loss of $905,380 for the quarter ended December 31, 2008, or $0.0009 per share, compared with a net loss of $605,924, or $0.0008 per share, for the quarter ended December 31, 2007.

The Nine Months Ended December 31, 2008 and 2007

Consolidated revenues of continuing operations for the nine months ended December 31, 2008 were $1,057,080 compared with revenues of $10,519,113 in the corresponding period of the prior year. Current year-to-date revenues consist of management fees from Microlog, an affiliate, and the revenues of ProGames and Davel. Davel’s revenues include the current year adjustments to “dial-around” revenues (intercarrier compensation paid to us by the providers of 800 and other toll-free numbers at the rate of 49.4 cents per call) that were generated by our communications services in prior quarters and $810,215 of regulatory receipts relating primarily to claims against Qwest and certain other telecommunication carriers (see Note 8 to the condensed consolidated financial statements). As discussed above, in the second quarter of fiscal 2008, we sold most of our remaining operational payphones in a series of transactions including the sale of approximately 21,700 payphones in September 2007. The operating results related to these assets are reflected in the condensed consolidated statement of operations through the sale dates. In the nine months ended December 31, 2007, Davel derived most of its operating revenues from coin revenue and “dial-around” revenues generated by its payphones. Revenues for the nine months ended December 31, 2007 also included $250,000 of regulatory receipts received in the third quarter as discussed above.

Cost of services (exclusive of depreciation and amortization) in the nine months ended December 31, 2008 was $3,200 compared to $5,734,722 in the corresponding period of the prior fiscal year. This decline reflects the reduction in the number of payphones operated by Davel following the payphone sales described above.

The total operating costs and expenses of continuing operations for the nine months ended September 30, 2008, excluding the cost of services, depreciation and amortization, were $2,277,285 compared to $8,855,294 in the corresponding period of the prior fiscal year, a decrease of $6,578,009.  This was principally due to the elimination of the majority of Davel’s expenses following the sale of its payphone assets, which expenses declined by $5,505,284 compared to the corresponding period of the prior fiscal year. The Company was also able to reduce its operating expenses (other than Davel’s) by $1,072,725 through the reduction in payroll, professional fees and related expenses and a reduction in stock compensation expense. Payroll, professional fees and related expenses declined by $896,590 as a result of reductions in personnel, reductions in legal fees, and reductions in audit and consulting fees applicable to compliance with the Sarbanes-Oxley Act of 2002.  Stock compensation expense decreased by $688,056, from $763,129 to $75,073 in the nine months ended December 31, 2008, due to the vesting of options and warrants granted in prior years and a reduction in the fair value of current year grants. These decreases were partially offset by a $700,000 write down in the carrying value of notes receivable in nine months ended December 31, 2008. The operating costs and expenses (excluding depreciation and amortization) of ProGames for the nine months ended December 31, 2008 and 2007 were $138,140 and $411,058, respectively reflecting reductions in personnel and other costs.

Depreciation and amortization expenses were $136,370 and $1,257,094 in the nine months ended December 31, 2008 and 2007, respectively, representing the reductions in depreciation of the costs of deployed payphones and the amortization of payphone location contracts resulting from phone sales in the prior year.

Interest and other expense, net, was $827,194 for the nine months ended December 31, 2008 compared with $512,204 of expense in the corresponding period of the prior fiscal year. During the prior year, we retired principal owed under the YA Global debentures in the amount of approximately $4,065,000 and the YA Global promissory note in the amount of $1,100,000 that we issued in May 2007. Interest expense in the nine months ended December 31, 2008 includes interest at 12% on the Convertible Debenture issued on June 30, 2008, which replaced the 7.75% convertible debentures that were previously outstanding. Interest and other expense, net in the nine months ended December 31, 2007 was offset by interest on the proceeds that were to be received from USA relating to the sale of the CLEC Business and the accretion of discount on the USA Preferred Stock. The major components of interest and other (income) expense for nine months ended December 31, 2008 and 2007 are presented in the following schedule.

Type of Debt	2008	2007

Convertible debentures (at stated rates)	$1,070,197	$886,837
Convertible debentures (debt discount amortization)	36,442	231,992
Convertible debentures (stock issuance discounts)	-	148,550
Convertible debenture (deferred financing fee amortization)	111,614	-
Notes payable to YA Global	-	25,315
Notes receivable - Microlog	(168,750)	-
Other notes receivable	(199,173)	-
USA interest on cash due at CLEC closing	-	(616,985)
Accretion of discount – USA Preferred Stock	-	(244,198)
Other, net	(23,136)	80,693
Interest and Other (Income) Expense, net	$827,194	$512,204

The loss from continuing operations for the nine months ended December 31, 2008 was $2,276,337, or $0.0027 per share, compared to a loss of $8,619,107, or $0.0112 per share, in the corresponding period of the prior year. The current year-to-date loss included an $89,368 loss representing our equity in the net loss of an affiliate, Microlog, an investment we acquired in January 2008.  It also includes a $700,000 write down in the carrying value of notes receivable, a loss of $237,377 for ProGames, and income of $416,611 for Davel.  Davel’s income is primarily due to the collection of $810,215 of regulatory receipts as previously described above. The loss from continuing operations for the nine months ended December 31, 2007 includes losses of $549,259 for ProGames and $5,102,327 for Davel, including a $2,778,906 loss on the sale of certain payphone assets and related liabilities of Davel.

For the nine months ended December 31, 2008, revenues from discontinued operations were $22,192,048, which relates to the Company’s CLEC Business. Year-to-date revenues from discontinued operations last year were $33,382,829, which included $26,652,134 relating to the CLEC Business and $6,730,695 relating to the ISP Business and Wireless Networks Business.  The decline in revenues relating to the CLEC Business was primarily due to a reduction in the number of business lines and residential customers and to a lesser extent to reductions applicable to the bundling of services billed to customers. The decline in revenue was offset in part by an increase in software sales.

Income from discontinued operations for the nine months ended December 31, 2008 was $1,653,050, or $0.0020 per share, including income of $751,912 relating to the operating results of the CLEC Business and interest and other expenses relating to the remaining obligations of the Wireless Networks Business. The year-to-date income also includes a $901,138 gain on the sale of discontinued operations applicable to the settlement of one of the Kite Networks’ equipment leases. The loss from discontinued operations for the nine months ended December 31, 2007 was $9,586,242, or $0.0125 per share, which includes a $5,036,289 loss on the sale of the Wireless Networks Business and a $2,481,227 loss on the sale of the ISP Business. Without the operating results and losses of the ISP and Wireless Networks Business, there would have been income of $485,650 relating to the CLEC Business (including Kite interest) in the nine months ended December 31, 2007.

We reported a net loss of $623,287 for the nine months ended December 31, 2008, or $0.0007 per share, compared with a net loss of $18,205,349 for the nine months ended December 31, 2007, or $0.0237 per share.

Liquidity and Capital Resources

We have forecasted our operating cash requirements through the end of fiscal year 2009 based on several important assumptions.  We have not forecasted the use of cash that would be required to repay the capital lease obligations of the Wireless Networks Business in the event that Gobility fails to raise sufficient capital to fund these obligations. Mobilepro Corp. is co-obligor on certain capital leases of Kite Networks and has retained the equipment lease obligations as liabilities of companies held for sale in its condensed consolidated balance sheets. The total principal balance of these leases was approximately $2,404,000 at December 31, 2008. The capital leases are secured by approximately $938,000 of certificates of deposits. Monthly lease payments on these capital leases total approximately $111,000. In addition, the Company was a co-purchaser of certain wireless network equipment obtained by Kite Networks. In March 2008, we entered into a forbearance agreement with this supplier and have agreed to make installment payments through September 2010. The amount owed to the supplier for the purchase of this equipment approximates $1,392,000 at December 31, 2008. On August 1, 2008, we executed a $330,000 promissory note payable to the lessor and were released from approximately $1,231,000 of the capital lease obligations as a result of the sale of certain uninstalled wireless equipment by the lessor. Our forecast takes into account the payments required under the equipment obligation and the promissory note. The certificates of deposit and the promissory note and equipment obligation are included in the Company’s condensed consolidated balance sheets at December 31, 2008 as assets and liabilities of companies held for sale, respectively.

We have also forecasted our operating cash requirements assuming we will be able to complete the sale of the CLEC Business. In the fourth quarter of fiscal 2008, the Company terminated the USA Agreement with respect to the sale of the CLEC Business (see “Sale of the ISP and CLEC Businesses” above).  The Company expected to use the cash proceeds from the sale of the CLEC Businesses to retire the YA Global debentures plus the remaining amounts of accrued interest. If the CLEC Businesses is not sold to an alternative buyer, or if the Company is required to make payments on the capital leases of Kite Networks, the Company will not have the ability to continue as a going concern beyond the first quarter of the next fiscal year without additional financing or the collection of significant amounts on claims against third parties (see Item 1 – “Legal Proceedings”).  Claims against third parties include litigation against AT&T Corporation (“AT&T”), Sprint Communications Company, LP (“Sprint”) and Qwest Communications, Inc. (“Qwest”) for non-payment of dial around compensation to the Davel Entities and portions of amounts claimed from telecommunications carriers for over-billing.

During the nine months ended December 31, 2008, the balance of unrestricted cash and cash equivalents relating to continuing operations decreased by $137,587 to $873,809. There was also a decrease in cash and cash equivalents of $880,173 relating to discontinued operations.

Net cash used in operations during the nine months ended December 31, 2008 was $537,433, reflecting the funding of operating expenses incurred by Davel and the corporate segment, offset by $810,215 of regulatory receipts relating to claims against certain telecommunications carriers, and $280,741 of cash provided by operating activities of discontinued operations. There were decreases in restricted cash and collections of notes receivable of continuing operations totaling $617,269 that also contributed to funding of operating expenses. Net cash used in operations also reflects a $700,000 non-cash adjustment for the write down in the carrying value of certain notes receivable and $148,856 of net non-cash interest expense, including  $222,231 of interest added to the outstanding balance of the Convertible Debenture in connection with the refinancing of the debt due to YA Global as described below.

There was no cash used in or provided by investing activities in the nine months ended December 31, 2008.

Our financing activities during the nine months ended December 31, 2008 used net cash of $480,327, including $291,303 of cash used in discontinued operations. Cash used in financing activities also includes $186,024 of financing costs incurred in connection with the refinancing of the YA Global debt on June 30, 2008 as described below. The financing activities of discontinued operations used $291,303 in cash to pay principal on debt obligations, including the notes payable and equipment and capital lease obligations relating to the Wireless Networks Business. The Company also paid $1,009,133 in cash for interest out of net cash from operating activities during the nine months ended December 31, 2008.

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

Effective June 30, 2008, the Company issued a secured convertible debenture to YA Global (the “Convertible Debenture’) with an aggregate principal balance of $13,391,175, replacing the former convertible debentures. The Convertible Debenture provides for monthly payments of interest at 12% with the remaining principal balance due on May 1, 2009. Accordingly, the entire principal balance of the Convertible Debenture has been classified as a current liability of continuing operations at December 31, 2008 in the Company’s condensed consolidated balance sheets. YA Global may convert any portion of the unpaid principal and interest into shares representing up to 4.99% of the Company’s common stock at the lesser of $0.04973 per share or the average of the two lowest volume weighted average prices during the five trading days immediately preceding the conversion date. If certain conditions are met, the Company has the option to pay up to 4.5% of the total interest due in common stock at the applicable conversion price on the day immediately prior to the interest payment date. The conversion price is subject to adjustment if the Company is deemed to have issued shares at a price that is lower than the effective conversion price on the date such shares are issued.  The Convertible Debenture is secured by substantially all of the assets of the Company.

During the nine months ended December 31, 2008, the Company issued 307,042,857 shares of common stock in satisfaction of $194,010 in principal relating to the Convertible Debenture. Subsequent to December 31, 2008, YA Global converted an additional $46,220 of principal into 108,600,000 shares of common stock. Such shares are tradable by YA Global pursuant to Rule 144 of the Securities Act of 1933 (the “Securities Act”)

As described above, certain equipment leases and other equipment purchases of Kite Networks were co-signed by Mobilepro Corp. The Company, subject to any defenses it may have, could be required to make the payments due on these equipment leases and other equipment-related obligations that were transferred to Gobility in connection with the sale of the Wireless Networks Business. To date Gobility has not made any lease payments and has not raised at least $3.0 million in cash as required under the terms of the Gobility Debenture.  As a result, the Company has the right but not the obligation to repurchase the Wireless Networks Business with the surrender of the Gobility Debenture and the payment of nominal additional consideration.

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

On August 1, 2008, the Company executed a promissory note and release with Data Sales in the principal amount of $330,000. The note is in full satisfaction of $1,231,138 of the equipment lease obligations of Kite Networks and reflects the impact of a sale of certain uninstalled wireless equipment by Data Sales to an unaffiliated third party purchaser that was consummated in July 2008.  The note requires twenty-three monthly payments of $10,000 and accrues interest at the rate of twelve percent.  The unpaid principal balance and accrued interest is due and payable on July 31, 2010. The Company recorded a gain of $901,138, or $0.0011 per share, in its fiscal second quarter as a result of the transaction.

The Company is currently cooperating with Gobility in its efforts to sell the remaining assets of Kite Networks in order to pay off the obligations relating to the leases and other equipment.  In the event Gobility is unsuccessful in its attempts to sell the remaining assets and satisfy the lease obligations, the Company could be required to make the payments on the remaining leases. At December 31, 2008, the aggregate amount recorded on the condensed consolidated balance sheets as liabilities of companies held for sale relating to the capital lease obligations, accrued interest, and the note payable and equipment obligation was $4,503,378. The Company has also recorded the certificates of deposits securing the lease obligations of $937,664 as assets of companies held for sale.

Our major challenge is to sustain the funding of current operations until the sale of the CLEC Business can be completed or another method to retire our debt to YA Global is achieved. Following the termination of the USA Agreement relating to the sale of the CLEC Business, and the USA Management Agreement in the fourth quarter of fiscal year 2008, the Company re-assumed operating control of the CLEC Business.  The CLEC Business continues to generate cash in amounts that we believe will be sufficient to fund the cost of debt service relating to the Convertible Debenture and certain other costs. However, we continue to fund the operations of ProGames which has not yet generated sufficient revenues to be profitable. ProGames continues to expand its venues to market its online gaming activities. We also have corporate expenses and the equipment lease obligations associated with the Wireless Networks Business that, subject to certain defenses, the Company may be required to fund.

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments based on recorded amounts for the foreseeable future. If the Company is unable to permanently eliminate the cash requirements represented by the Wireless Networks Business, and/or fails to sell the CLEC Business to a new buyer on terms that are acceptable to the Company, the Company will not have the ability to continue as a going concern without additional capital and/or collections of significant amounts on claims against third parties. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our purchase of certificates of deposit to secure letters of credit and capital leases. In addition, we own an investment in the common stock of Microlog which had a market value of $333,333 at December 31, 2008.  Microlog’s common stock is traded on the “Pink Sheets” under the symbol “MLOG” and is subject to variations in price based on trading volume as well as general market conditions.  Our investment is accounted for under the equity method of accounting and, along with the notes and other receivables due from Microlog, had a carrying value of $415,499 at December 31, 2008.

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

While these material weaknesses did not have an effect on our reported results or result in the restatement of any previously issued financial statements or any other related disclosure, they nevertheless constituted deficiencies in our controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley act of 2002, and the related rules and regulations adopted by the SEC, our CEO and CAO  concluded that, as of March 31, 2008, our controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our internal controls, management believes that there were no material inaccuracies or omissions of material fact in this quarterly report.

Since the discovery of the material weaknesses in I/T internal controls at our CLEC subsidiaries as described above, our CLEC subsidiaries became subject to the USA Management Agreement as described elsewhere in this Form 10Q. As a result, management’s focus on internal controls over financial reporting was temporarily diverted until we reassumed the management of the Company’s CLEC Business.  Management has plans to strengthen the Company's oversight over the I/T functions and its attendant controls, procedures, documentation and security beyond what has existed in prior years. Specifically, we have converted to a new general ledger system and plan to replace the customer information database system utilized by the customer care and customer billing functions that is presently maintained offsite by a subcontractor. Around the end of the fiscal year we plan to convert to a new billing system that is currently being developed by one of our subsidiaries which we believe will provide proper controls over access to the data and changes to the system. We also plan to take whatever additional steps are necessary to improve our I/T controls and procedures and eliminate the identified material weaknesses.

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

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

In addition to certain other litigation arising in the normal course of its business that we believe will not materially affect our financial position or operating results, we were involved with the following legal proceedings during the nine months ended December 31, 2008.

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

Although the District Court Litigation has been pending since 1999, the litigation remains in its preliminary phases. As a result, we cannot predict the likelihood of success on the merits, the costs associated with the pursuit of the claims, the timing of any recovery or the amount of recovery, if any. However, the industry representing a group of independent payphone providers, including the Davel Entities, has prevailed in a similar Federal Communications Commission administrative proceeding against another carrier for non-payment of dial-around compensation using a similar methodology which was accepted and pursuant to which the Federal Communications Commission assessed pre-judgment interest (the "Similar Litigation"). The Similar Litigation is being appealed to the U.S. Court of Appeals for the District of Columbia. Based upon our methodology in the Similar Litigation, we estimate that the amount in controversy for the Davel Entities against the Defendants extends well into the eight figures, but any recovery is conditioned on, among other things (i) prevailing on the merits at trial; (ii) having the Davel Entities' damages model and other claims approved in whole or in large part; (iii) prevailing on any appeals that the Defendants may make; and (iv) the continued solvency of the Defendants. As evidenced by the more than nine years that this litigation has been in process, the Defendants have shown an interest in stretching the duration of the litigation and have the means to do so. Although the Davel Entities could ultimately benefit (in an absolute sense, although not necessarily on a present value basis) from this delay in the event that pre-and/or post-judgment interest (awarded at 11.25% per annum in the Similar Litigation) is assessed against the Defendants and the potential award of attorneys' fees and/or other remedies (in addition to compensatory damages) if the Davel Entities prevail, such delay will result in a deferral of the receipt of any cash to the Davel Entities.

3) Under the authority granted by the Management Agreement to USA, CloseCall America filed a complaint in the Circuit Court for Howard County, Maryland, against Skyrocket Communications, Inc. (“Skyrocket”) Case No. 13-C-07-70296 for breach of contract and unjust enrichment (the “Skyrocket Litigation”).  CloseCall’s claim arose from an unpaid credit owing to CloseCall in the amount of $23,914 owed under a terminated technical support services agreement.  In response thereto, Skyrocket filed a counter-claim alleging breach of contract and asserting damages in the amount of $1.5 million.  In January 2008 Skyrocket filed an amended counter-complaint asserting an additional claim for intentional misrepresentation, seeking $5 million in actual damages and $5 million in punitive damages.  Based upon our belief that the counter-claim and amended counter-claims are without merit, CloseCall filed a motion for summary judgment.  The Court granted CloseCall’s motion on the amended counter-claim and dismissed Skyrocket’s claim for intentional misrepresentation.  The Skyrocket Litigation was scheduled for trial on February 9, 2009.  During the trial, the court granted CloseCall’s motion for judgment on the claims alleged in the counter-complaint, leaving CloseCall’s breach of contract and unjust enrichment claims to be determined by the jury.  After deliberation on the claims against Skyrocket, the jury returned a verdict in favor of CloseCall.  Notwithstanding the jury verdict, the Company cannot predict whether Skyrocket will appeal the ruling or whether it will ultimately be able to collect on the judgment.

4) On or about March 15, 2008 we were served with a summons and complaint in the Superior Court of New Jersey in Bergen County captioned Harborside Investments III LLC vs. MobilePro Corp. and Neoreach, Inc.  The plaintiff alleges claims of breach of agreement and unjust enrichment arising out of an equipment lease agreement for wireless equipment and seeks damages in the amount of $976,361 (the “Harborside Litigation”).   On or about April 28, 2008 the Company filed its answer, separate defenses and third party complaint against JTA Leasing Co., LLC.   Although discovery has commenced, the Harborside Litigation remains in its initial stages.  Although we believe MobilePro has meritorious defenses to the alleged claims and we intend to vigorously defend ourselves in this matter we cannot predict the likelihood of success in the Harborside Litigation. The Company has recorded the liability for the estimated principal balance relating to this capital lease obligation and the related accrued interest which is included in liabilities of companies held for sale in the condensed consolidated balance sheets at December 31 and March 31, 2008.

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

7)  On January 7, 2009 the Company received notice that it and its subsidiaries, AFN and CloseCall, had been served with a summons and complaint in the York County Superior Court in Maine by Nationwide Acquisition Corp. (“Nationwide”) and L. William Fogg (“Fogg” and the “Complaint”).  Fogg is a former executive officer of USA and allegedly the owner of Nationwide, the company which allegedly now owns the ISP Business acquired by USA from the Company. Pursuant to an agreement between USA and Fogg, Fogg allegedly acquired the ISP Business, agreed to indemnify USA for all of USA’s liabilities under the USA Note and agreed to indemnify and hold USA harmless against any loss, damage or expense arising out of the USA Note.  Nationwide and its related companies also agreed to indemnify USA for various USA debts or liabilities outstanding as of June 4, 2008.

The Complaint is an action for declaratory relief to resolve certain disputes among the Company, CloseCall, AFN, USA, Nationwide and Fogg, including, among other things, the payment of the past due amount under the USA Note. Nationwide and Fogg allege that the Company made certain misrepresentations in connection with the USA Agreement for which USA and/or Fogg are entitled to set-off against the past due amount.  The Company believes that the claims alleged in the Complaint are a tactic to further delay payment of the past due amount.

On February 10, 2009 the Company filed its answer to the declaratory relief complaint, together with cross-claims against USA for (i) the payment default under the terms of the USA Note, (ii) anticipatory repudiation and breach of the USA Agreement, (iii) breach of the USA Management Agreement and a related services agreement, (iii) negligent and intentional misrepresentation in connection with the USA Agreement, (iv) breach of fiduciary duty, (v) indemnification under the USA Agreement, (vi) restitution and unjust enrichment under the USA Management Agreement, (vii) conversion and (viii) securities fraud under the Maine Uniform Securities Act and Section 10 (b) of the Securities Exchange Act.  In the same pleading, MobilePro also brought counterclaims against Nationwide and Fogg for (i) the payment default under the terms of the USA Note, (ii) breach of a non-disclosure agreement executed in connection with the USA Agreement, (iii) breach of fiduciary duty and duty of good faith in connection with the USA Management Agreement, (iv) intentional misrepresentation in connection with the USA Agreement, (v) restitution and unjust enrichment under the USA Management Agreement, (vi)  securities fraud under the Maine Uniform Securities Act and Section 10 (b) of the Securities Exchange Act and (vii) injunctive relief. Although MobilePro intends to vigorously defend itself and its subsidiaries in this matter, and to pursue USA, Nationwide and Fogg for the claims asserted, we cannot predict the likelihood of our success on the merits, the costs associated with the pursuit of the claims, or the timing of recovery, if any.

8) Other Ongoing and Threatened Litigation

The Company is involved in other claims and litigation arising in the ordinary course of business, which it does not expect to materially affect its financial position or results of operations. The Company has been threatened by several former employees with litigation; however, to date, no litigation or other action has commenced which is material to the Company.  The Company and its subsidiaries are involved from time to time in disputes with industry providers which are typically resolved through negotiations.  One such industry provider has asserted certain amounts are owed by AFN.  Although AFN has disputed such amounts and does not believe the amount owed to the industry provider is material, if the dispute is not resolved through negotiations and is adversely determined against AFN, such amount could be material.

Item 1A.  Risks Factors

Investing in our securities involves a high degree of risk. Before investing in our securities, you should carefully consider the risks and uncertainties described below and those included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 and September 30, 2008, and the other information contained in this report. Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC, including, but not limited to, our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. If any of these risks or uncertainties actually occurs, our business, financial condition or future operating results could be materially harmed. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment.

The Sale of Portions of Our Business May Not Be Concluded and We May Not Have Sufficient Cash to Continue Operations

We have forecasted our operating cash requirements through the end of fiscal year 2009 based on several important assumptions. We have assumed that Gobility will succeed in selling some or all of its assets, thus enabling Kite Networks to satisfy some or all of its liabilities including the capital equipment leases or that the wireless networks can be sold by Gobility to a party or parties that are capable of paying these obligations or otherwise renegotiating the terms of the equipment leases in a satisfactory manner.  A sale of the wireless networks further assumes that in addition to finding a willing and able buyer, Gobility can also negotiate an assignment or other transfer of the existing equipment lease obligations with the various leasing companies, as well as obtaining approval of the various municipalities in which the wireless networks are deployed. The Company understands that negotiations between potential buyers, Gobility and the various equipment leasing companies have to date been difficult and lacking in reasonable cooperation.  As a result, despite the interest of potential buyers, it may be difficult or impossible to negotiate a reasonable settlement with certain equipment leasing companies.  The lack of reasonable cooperation by the equipment leasing companies could cause a potential buyer to choose not to purchase the Gobility assets and have a material adverse effect on the Company and its ability to continue as a going concern.

If Gobility is unsuccessful in facilitating a sale of some or all of its assets, the Company will be unable to permanently eliminate the cash requirements represented by the Wireless Networks Business as planned. In such an event, the Company will not have sufficient cash to sustain operations without the completion of the CLEC  Business sale, raising additional capital or arriving at the successful conclusion of one or more of the District Court Litigation matters (see Paragraph 2 of Item 1. - “Legal Proceedings”).

On June 30, 2007, we executed an agreement to sell the Wireline Businesses (including CloseCall, AFN and the Internet service provider companies) to USA.  We had assumed that the sale of CloseCall and AFN would occur in accordance with the terms of the USA Agreement.  However, on January 14, 2008 we received notice from USA, which purports to terminate the USA Agreement.  In the event that the Company is unsuccessful in closing the USA Agreement, or otherwise selling the businesses to an alternative buyer or raising new capital, the Company will not have sufficient cash to satisfy the cash requirements represented by the Wireless Network Business, our corporate overhead and our debt obligations and we could therefore suffer a material adverse effect to our business.

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

Mobilepro remains a co-obligor on certain capital leases transferred to Gobility. The total principal balance of these leases was approximately $2,404,000 at December 31, 2008. Monthly payments on these capital leases total approximately $111,000 and they are more than twelve months in arrears. In addition, Mobilepro was a co-purchaser of certain wireless network equipment obtained by Kite Networks. The amount originally owed to the supplier of this equipment for the purchase of this equipment was $1,591,978.  The Company entered into a forbearance agreement with the equipment vendor and agreed to pay the equipment obligation over time, with interest at the prime rate.  In the event certain assets are sold by Gobility, the proceeds of such asset sale will be used to satisfy all or a portion of the equipment obligation.

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

We Have Lost Money Historically Which Means That We May Not Be Able to Continue Operations

The Company has historically lost money. The Company’s accumulated deficit at December 31, 2008 was $96,256,134. In the nine months ended December 31, 2008, the Company had a net loss of $623,287, including a loss from continuing operations of $2,276,337. In the years ended March 31, 2008, 2007 and 2006, the Company sustained net losses of $18,361,602, $45,898,288 and $10,176,407, respectively. Over this three year period, most of the acquired businesses of Mobilepro have experienced declining revenues. Although restructuring measures have reduced other operating expenses, the Company had been unable to reduce the corresponding costs of services.  In addition, the Company has funded the start-up and operations of the municipal wireless networks and online gaming businesses without these companies achieving expected profitability and continues to fund the Company’s corporate overhead. The amount of cash used in operations during the nine months ended December 31, 2008 and the fiscal year ended March 31, 2008 were $537,433 and $3,558,996, respectively. The decline in cash used in operation was partly due to cash generated by the Company’s CLEC Business and $810,215 of regulatory receipts relating to claims against certain telecommunications carriers of Davel, including $718,314 received from Qwest in the second fiscal quarter (see Item 1. – “Legal Proceedings”). Future losses are likely to occur. Accordingly, the Company will continue to experience liquidity and cash flow problems if it is unable to improve its operating performance, to sell assets for cash including the CLEC Business, or to raise additional capital as needed and on acceptable terms.

If YA Global or Other Large Stockholders Sell Part or All of Their Shares of Common Stock in the Market, Such Sales May Cause Our Stock Price to Decline

From time to time, YA Global and other selling stockholders may sell in the public market up to all of the shares of common stock owned at that time. Under the Convertible Debenture, YA Global has the right to convert its debt into common stock of the Company. Such shares are tradable under Rule 144 of the Securities Act. YA Global has converted $240,230 of debt into 415,642,857 shares of common stock since June 30, 2008 and has sold at least 360,042,857 shares.

Any significant downward pressure on our stock price caused by the sale of stock by large selling stockholders could encourage short sales by third parties. Such short sales could place further downward pressure on our stock price.

Failure to Complete the Sale of the CLEC Business May Result in Our Inability to Retire the YA Global Debentures

On June 30, 2007, we executed an agreement to sell the Wireline Businesses (including CloseCall, AFN and the Internet service provider companies) to USA. Pursuant to the USA Agreement, we closed the sale of the Internet service provider companies to USA on July 18, 2007 and received cash proceeds of $2,500,000, a promissory note for $2,000,000 and preferred stock convertible into 7.5% of the fully diluted shares of USA’s common stock initially valued at $5.8 million. Simultaneously, we used $2,000,000 of this cash to pay down principal and accrued interest owed to YA Global under the debentures. The balance of the promissory note was $1,000,000 and was scheduled to be paid by USA on or before March 31, 2008. In July 2008, the Company revised the payment terms relating to the USA note and received principal and interest payments totaling $200,000. The remaining principal balance and accrued interest at 12% per annum was due on December 29, 2008. To date, USA has not paid this balance and the Company has written down the carrying value of the note and other amounts due from USA by $100,000 in the third quarter of fiscal 2009 (see also Paragraph 7 of Item 1. – “Legal Proceedings”).

Upon the close and pursuant to the terms of the USA  Agreement, the Company was scheduled to receive additional cash proceeds of $18.4 million, including payment of the balance of the promissory note.  The cash proceeds from the sale of the CLEC Business were expected to be utilized to retire the YA Global debentures plus accrued interest.   However, on January 14, 2008 we received notice from USA which purports to terminate the USA Agreement but provides that USA remains interested in discussing the terms upon which it would purchase CloseCall and AFN.  USA was unable to complete the purchase of the CLEC Business on terms acceptable to the Company and, as a result of this default the Company subsequently terminated the purchase agreement. In the event that the Company is unsuccessful in selling the businesses to an alternative buyer and if the Company is unable to obtain additional credit or an extension of the maturity date of May 1, 2009 under the YA Global debt, the Company may not have the ability to continue as a going concern.

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

Adverse Decisions in Litigation Could Cause a Material Adverse Effect and/or Cause the Company to Cease Operations

The Company is a defendant in the Harborside Litigation, which is described in Item 1 – “Legal Proceedings”.  Although the Company believes that it has meritorious defenses to the claims raised in this and the other matters identified in Item 1 – “Legal Proceedings” and intends to vigorously defend itself in each matter, there can be no guarantee that the Company will ultimately succeed in doing so.  If an adverse ruling is ultimately issued against the Company in the Harborside Litigation, we may not have sufficient funds available to satisfy a judgment. In such event, the Company could cease operations and/or be required to seek the protection of the bankruptcy court to protect the interests of its secured creditor.

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

Further Declines in the Economy May Adversely Affect our Discontinued Operations and Impair Our Ability to Sell that Business

The U.S. Economy has entered a recession, unemployment claims have increased and consumers’ incomes have been reduced.  Given our CLEC’s exposure to business travel (through its temporary housing and hospitality business) and consumer welfare (through our residential business), further declines in the economy could materially adversely affect our CLEC business, impairing our ability to sell it at a price sufficient to retire our debt.  Such failure may cause us to further reduce the goodwill attributable to the CLEC business when we do our annual review of goodwill as of March 31, 2009.

Poor Operating Performance by the Companies With Which We have Notes Receivable May Cause Us to Further “Write Down” the Carrying Value of our Notes Receivable, Reducing the Book Value Per Share of Our Company

DHB Network, USA Telephone and Microlog all owe us money in the form of notes receivable.  If any or all of these three businesses has poor operating performance and is unable to service the payments, we may be required to take additional write downs of the carrying value of the notes receivable.  We have already taken write downs against the DHB and USA notes.   Such write downs would reduce the book value per share of our Company.

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

Effective June 30, 2008, the Company issued the Convertible Debenture in the amount of $13,391,175 to YA Global, replacing the previously issued convertible debentures. YA Global may convert any portion of the unpaid principal and interest into common shares representing up to 4.99% of the Company’s common stock at the lesser $0.04973 per share or the average of the two lowest volume weighted average prices during the five trading days immediately preceding the conversion date. If certain conditions are met, the Company has the option to pay up to 4.5% of the total interest due in common stock at the applicable conversion price on the day immediately prior to the interest payment date. The conversion price is subject to adjustments if the Company is deemed to have issued shares at a price that is lower than the effective conversion price on the date such shares are issued.

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

In the nine months ended December 31, 2008, the Company issued 307,042,857 shares of its common stock in satisfaction of $194,010 in principal owed to YA Global relating to the Convertible Debenture. Subsequent to December 31, 2008, the Company issued 108,600,000 additional shares of common stock in satisfaction of $46,220 in principal owed to YA Global.

On January 19, 2009, the Company and its newly formed subsidiary, MWS Newco, Inc., consummated the terms of an asset purchase agreement with MobileWebSurf to acquire certain mobile email, texting and social networking software products and related intellectual property technology (the “Acquired Assets”). As consideration for the Acquired  Assets, MobileWebSurf received 5,000,000 shares of the Company’s common stock valued at $2,500 and a nineteen percent ownership interest in MWS Newco, Inc.

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

Item 3.  Defaults upon Senior Securities.

There were no defaults upon senior securities during the three months ended December 31, 2008. However, please see the Risk Factors above titled “The Failure of Gobility to Sell Assets May Result in Our Payment of Transferred Liabilities and May Cause a Material Adverse Effect to our Business”.

Item 4.  Submission of Matters to a Vote of Security Holders.

On October 23, 2008 the Company held its Annual Meeting of Shareholders. The voting was extended through December 19, 2008 to provide additional time to solicit proxies of additional shareholders regarding the matters presented at the 2008 Annual Meeting. We previously reported the results of matters submitted to a vote of security holders at our Annual Meeting of Shareholder by filing a Current Report on Form 8-K on December 22, 2008, which report is incorporated herein by reference.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement dated December 30, 2008 by and between MobileWebSurf, Mobilepro Corp., and MWS Newco, Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2009

3.1	Amendment to Certificate of Incorporation of MobilePro Corp. filed with the Secretary of State of Delaware on January 6, 2009	Provided herewith

10.1	Third Amended and Restated Employment Agreement, dated June 25, 2008, between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K filed on June 27, 2008

10.2	Securities Purchase Agreement dated June 30, 2008 between Mobilepro Corp. and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008

10.3	12% Secured Convertible Debenture dated June 30, 2008 issued by Mobilepro Corp. to YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008

10.4	Global Security Agreement dated June 30, 2008 between Mobilepro Corp. and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008

10.5	Intellectual Property Security Agreement dated June 30, 2008 between Mobilepro Corp. and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008

10.6	Global Guarantee Agreement dated June 30, 2008 between Mobilepro Corp. and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008

10.7	Global Pledge Agreement dated June 30, 2008 between Mobilepro Corp. and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008

10.8	Warrant dated June 30, 2008 issued by Mobilepro Corp. to YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008

10.9	Promissory Note made as of August 1, 2008 by and among Mobilepro Corp. and Data Sales Co., Inc. in the amount of Three Hundred Thirty Thousand Dollars ($330,000).	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2008

31.1	Certification by Jay O. Wright, Chief Executive Officer, pursuant to Rule 13a-14(a)	Provided herewith

31.2	Certification by Donald L. Paliwoda, Principal Financial Officer, pursuant to Rule 13a-14(a)	Provided herewith

32.1	Certification by Jay O. Wright and Donald L. Paliwoda, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Provided herewith

99.1	Power Point Presentation by Mobilepro Corp. at its Annual Meeting of Shareholders on October 23, 2008	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2008

99.1	Transcript of the on-line interview conducted by the Registrant’s Chief Executive Officer, Jay O. Wright, on December 16, 2008	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2008

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

MOBILEPRO CORP.

Date:	February 17, 2009	By:	/s/ Jay O. Wright
Jay O. Wright, Chief Executive Officer

Date:	February 17, 2009	By:	/s/ Donald L. Paliwoda
Donald L. Paliwoda, Chief Accounting Officer