Form 10-K
period 2009-03-31
MOBILEPRO CORP
filed 2009-06-25
CIK 769592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2009

Commission File Number  000-51010

MOBILEPRO CORP.
(Name of Registrant in Its Charter)

DELAWARE	87-0419571
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

401 Professional Drive, Suite 128, Gaithersburg, Maryland	20879
(Address of Principal Executive Offices)	(Zip Code)

(301) 571-3476
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes __       No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes __      No X

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X           No __

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __	Accelerated filer __	Non-accelerated filer __ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __       No X

The aggregate market value of the voting and nonvoting common shares of our common stock held by non-affiliates as of September 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter): $341,106

As of March 31, 2009, the Company had 1,409,864,653 shares of its common stock, $0.001 par value per share, outstanding.

TABLE OF CONTENTS

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

Item 1. Business

The Company

We are a holding company with subsidiaries in the integrated telecommunications, pay telephone and mobile content industries and an affiliate in the software industry.  The integrated telecommunications business was previously classified as discontinued operations; it has subsequently been reclassified due to our continued ownership of the business. We previously owned broadband wireless, telecommunications and integrated data communication services companies which delivered a comprehensive suite of voice and data communications services, including local exchange, long distance, enhanced data, Internet, wireless and broadband services to end user customers.  At June 30, 2007, we marketed and sold our integrated telecommunications services through nine branch offices in seven states and we serviced over 123,000 billed accounts representing over 211,000 equivalent subscriber lines including approximately 110,000 local and long-distance telephone lines, approximately 38,000 dial-up lines, approximately 5,000 DSL lines, approximately 25,000 fixed and mobile wireless lines, approximately 6,000 cellular lines and the remaining are other Internet-related accounts.  We owned and operated approximately 22,200 payphones located predominantly in 44 states and the District of Columbia through September of 2007. Most of our subscribers are residential customers.

Historically, our revenues have been generated through three of our four business reporting segments:

Wireless Networks
Our broadband wireless network deployment efforts had been conducted by our wholly owned subsidiary, NeoReach, Inc., (“NeoReach”), and its subsidiary, Kite Networks, Inc. (“Kite Networks,” formerly, NeoReach Wireless, Inc.). This segment also included the operations of Kite Broadband, LLC (“Kite Broadband”), a wireless broadband Internet service provider located in Ridgeland, Mississippi. The business of Neoreach and Kite Broadband is referred to as the “Wireless Networks Business”.

Voice Services
Our voice services segment has been led by CloseCall America, Inc. (“CloseCall”), a competitive local exchange carrier (“CLEC”, which is a term applied under the Telecommunications Act of 1996 to local telephone companies which compete with incumbent local telephone companies) based in Stevensville, Maryland; American Fiber Network, Inc. (“AFN”), a CLEC based in Overland Park, Kansas; and Davel Communications, Inc. (“Davel”), an independent payphone provider based in Cleveland, Ohio. The business of CloseCall and AFN is referred to as the “Integrated Telecom Business”.  CloseCall offered its customers a full array of telecommunications products and services including local, long-distance, 1-800-CloseCall anytime/anywhere calling, digital wireless, high-speed telephone (voice over IP), and dial-up and DSL Internet services. AFN is licensed to provide local access, long distance and/or Internet services throughout the United States. Davel was previously one of the largest independent payphone operators in the United States.

Internet Services
Our Internet services segment included DFW Internet Services, Inc. (“DFW”, doing business as Nationwide Internet), an Internet services provider (“ISP”) based in Irving, Texas, its acquired Internet service provider subsidiaries and InReach Internet, Inc. (“InReach”), a full service ISP located in Stockton, California that we acquired on November 1, 2005. Our Internet services segment (the “ISP Business”) provided dial-up and broadband Internet access, web-hosting services, and related Internet services to business and residential customers in many states.

Corporate
Our corporate reporting segment serves as the holding company of the operating subsidiaries that are divided among the other three business reporting segments, provides senior executive and financial management, and performs corporate-level accounting, financial reporting, and legal functions. Occasionally, its employees may provide services to customers resulting in the recognition of consulting service revenues. This segment also includes our Internet gaming and mobile content subsidiary, ProGames Network, Inc. (“ProGames”) that we founded in December 2005.

Prior to January 2004, we were a development stage company. Although we were incorporated only nine years ago, we have undergone a number of changes in our business strategy and organization. In June 2001, we focused our business on the integration and marketing of complete mobile information solutions to meet the needs of mobile professionals. In April 2002, we acquired NeoReach and shifted our focus toward solutions supporting the third generation wireless market that provides broadband to allow faster wireless transmission of data, such as the viewing of streaming video in real time. We shifted our business strategy in December 2003 with a new management team, expanding significantly the scope of our business activity to include Internet access services, local and long distance telephone services and the ownership and operation of payphones. In 2005, we began to invest in the business of deploying broadband wireless networks and providing wireless network access services in wireless access zones to be primarily located in municipality-sponsored areas. As indicated above, we entered these businesses primarily through acquisitions. We completed twenty-two (22) acquisitions during this period. Accordingly, our experience in operating the acquired businesses was limited.

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

On July 8, 2007 we sold our interests in Kite Broadband, Kite Networks and Neoreach.  See discussion below concerning the sale of the Wireless Networks Business to Gobility.

On June 30, 2007, the Company entered into an agreement to sell the Integrated Telecom Business and ISP Business to United Systems Access, Inc. (“USA”, and the “USA Agreement”).  The closing of the ISP Business occurred on July 18, 2007.  The closing of the sale of the Integrated Telecom Business to USA did not occur.  See discussion below concerning the sale of the ISP and Integrated Telecom Business to USA.

During June and September 2007 the Company entered into a series of transactions to sell the majority of its pay telephones.  See discussion below concerning the sale of the payphone assets.

Our principal executive offices are located at 401 Professional Drive, Suite 128, Gaithersburg, MD 20879 and our telephone number at that address is (301) 571-3476. We maintain a corporate Web site at www.mobileprocorp.com. We make available free of charge through our Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The contents of our Web site are not a part of this report. The SEC also maintains a Web site at www.sec.gov that contains reports, proxy statements, and other information regarding Mobilepro.

Going Concern Uncertainty

Our business has historically lost money. Our accumulated deficit at March 31, 2009 was $106,992,868. In the years ended March 31, 2009, 2008 and 2007, we sustained net losses of $11,360,021, $18,361,602 and $45,898,288, respectively. Over this three-year period, most of the acquired businesses experienced declining revenues. Although restructuring measures controlled other operating expenses, the Company was unable to reduce the corresponding costs of services.  In addition, the Company funded the start-up and operations of the municipal wireless networks and mobile content businesses without these companies achieving expected revenues. As a result, the amount of cash used in operations during fiscal years ended March 31, 2009, 2008 and 2007 were $70,223, $3,558,996 and 6,558,708, respectively.

The decline in cash used in operation was largely due to the reduction in corporate expenses and the elimination of cash used for discontinued operations. The Company also received $810,215 of receipts relating to claims involving over-billings by certain telecommunications carriers of Davel in violation of regulatory rulings (“Regulatory Receipts”), including $718,314 received from Qwest in the second fiscal quarter. See “Item 3. Legal Proceedings”. Although the Company continues to operate the Integrated Telecom Business which has been consistently profitable and able to generate significant cash flow for the Company, we are likely to continue to experience liquidity and cash flow problems due to the Company’s current debt service requirements, including amounts due under the remaining equipment obligations and leases of the former Wireless Networks Business and the secured convertible debenture owed to YA Global Investments, L.P. (“YA Global”, f/k/a Cornell Capital Partners, L.P.) which is currently past due.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments based on recorded amounts for the foreseeable future. To date, the Company has been unable to permanently eliminate the cash requirements to fund certain remaining liabilities of the Wireless Networks Business for which the Company is co-obligor. In addition, Mobilepro is in default of its obligations under the secured convertible debenture owed to YA Global and, given current market conditions and Mobilepro’s financial condition, obtaining the required financing to retire the secured convertible debenture is unlikely to occur in the immediate future.  YA Global has informed the Company that it intends to exercise its rights as the company’s senior secured creditor.  Such rights include, but are not limited to, foreclosing on the assets of the Company. In such event the Company will not have the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operations and Disposition Activities

We have historically operated in four segments: (1) Wireless Networks, (2) Voice Services, (3) Internet Services and (4) Corporate. In April 2007, the Company announced that its Board of Directors had decided to explore potential strategic alternatives for the entire Company, and that it had received inquiries from potential buyers regarding the purchase of portions of its business. This initiative was undertaken with the goals of maximizing the value of the Company’s assets, returning value to the Company’s stockholders and eliminating the Company’s debt, particularly amounts payable to YA Global. During fiscal 2008 the Company disposed of its Wireless Networks and Internet Services segments, as well as the majority of its pay telephones which had been previously operated in the Voice Services segment.  In addition, the Company entered into an agreement to sell its Integrated Telecom Business, which was subsequently terminated. The Company is continuing to search for a buyer for its Integrated Telecom Business, which had been previously operated in the Voice Services segment.  The disposition activities are discussed further below.

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

On August 1, 2008, the Company executed a promissory note and release with Data Sales Co., Inc. (“Data Sales”) in the principal amount of $330,000. The note is in full satisfaction of a $1,231,138 lease obligation for which the Company was a co-borrower with Kite Networks and reflects the impact of a sale of certain uninstalled wireless equipment by Data Sales to an unaffiliated third party purchaser that was consummated in July 2008.  The Company recorded a gain of $901,138 in the second fiscal quarter of the year ended March 31, 2009 as a result of the transaction.

The Company continues to cooperate with Gobility in its efforts to sell the remaining assets of Kite Networks.  In the event Gobility is unsuccessful in its attempts to sell the remaining assets and satisfy the equipment lease obligations, the Company, subject to any defenses it might have, could be required to make the payments on the remaining equipment leases. Two leasing companies have sued the Company for payment under a lease in which Kite/Gobility have defaulted.  See Item 3 - “Legal Proceedings”. At March 31, 2009, the aggregate amounts recorded on the consolidated balance sheet for the capital lease obligations, accrued interest, and the note payable and equipment obligation were $2,385,736, $447,412 and $1,613,647, respectively. The Company has also recorded the certificates of deposits securing the lease obligations of $937,664.

In March 2007, the Company announced that it had signed a definitive agreement for the merger of ProGames, its mobile content subsidiary, with and into Winning Edge International, Inc. Consummation of the transaction was subject to a number of closing conditions including the arrangement of financing that would have sustained the operations of the combined entity.  The anticipated financing was not procured. As a result, the merger agreement was terminated and the Company continues to fund the operating costs of ProGames. The Company is currently exploring strategic alternatives with respect to its investment in ProGames. The net loss incurred by ProGames in the twelve months ended March 31, 2009 and 2008 was $302,969 and $679,100, respectively.

The operating losses incurred by Davel adversely affected the consolidated operating results of the Company.  However, most of the payphones have been sold to unaffiliated payphone operators in the fiscal year ended March 31, 2008. In June 2007, the Company sold approximately 730 operating payphones and received in excess of $200,000 in cash proceeds.  On September 7, 2007, Davel sold approximately 21,405 payphones to Sterling Payphones, LLC (“Sterling”). Under the terms of the sale agreement, the Company received $50,000 in cash, $1,839,821 in cash was paid to its secured lender, YA Global, to reduce the amount of principal and interest owed under the outstanding convertible debentures, and, pursuant to the sale agreement, other amounts were placed in escrow to pay certain key vendors of Davel and to satisfy potential indemnification claims. Sterling also assumed certain liabilities of Davel. Effective September 30, 2007, Davel sold an additional 300 payphones for approximately $85,000. After these sales, Davel’s remaining operations have been significantly reduced. Davel’s remaining operations are being continued and Davel is pursuing the recovery of certain claims including the AT&T, Sprint and Qwest claims described in Item 3 – “Legal Proceedings”.

The Company received letters of interest regarding the acquisition of CloseCall, AFN and the ISP Business. On June 30, 2007, the Company entered into an agreement to sell the Integrated Telecom Business and ISP Business to USA. The total purchase price of $27.7 million ($30.0 million face value) included cash proceeds of approximately $21.9 million and convertible preferred stock with an $8.1 million face value which was originally valued for accounting purposes at $5.8 million. The sale of the ISP Business closed on July 18, 2007 resulting in the Company’s receipt of $500,000 cash, the payment of $2,000,000 to YA Global, and the Company’s receipt of a promissory note in the amount of $2,000,000 and 8,100 shares of convertible preferred stock of USA. The payment to YA Global retired the $1.1 million promissory note issued in May 2007 and approximately $25,000 in related accrued interest and convertible debenture principal and accrued interest of approximately $393,000 and $482,000, respectively. On January 3, 2008, the Company entered into an amendment to the $2,000,000 promissory note due from USA. USA made payments of $500,000 each on January 4 and January 11, 2008 with the remaining balance of $1,000,000, together with accrued interest at the rate of 7.75%, due on the earlier of the date of the closing of the sale of the Integrated Telecom Business or March 31, 2008. Of the $1,000,000 of payments, the Company received $125,000 and the remaining $875,000 was used to pay principal and interest on the convertible debentures due to YA Global. USA was in default on the remaining principal balance of $1,000,000 and accrued interest on March 31, 2008. In July 2008, the Company revised the payment terms relating to the USA note and received payments totaling $200,000. The remaining principal balance and accrued interest at 12% per annum was due on December 29, 2008. USA is in default with respect to the note balance of $859,128 and related accrued interest which continues to accrue at a default rate of 18% per annum. During the fiscal year ended March 31, 2009, the Company wrote down the carrying value of the note and accrued interest due from USA by approximately $345,000.The Company is currently pursuing USA and related parties to collect on the balance owed under the terms of the promissory note. See Item 3. “Legal Proceedings”.

On January 14, 2008, the Company received notice from USA purporting to terminate the USA Agreement with respect to the sale of the Integrated Telecom Business, but provided that USA remained interested in discussing terms upon which it would complete the sale.  The Company disputes the validity of the claims alleged for the purported termination, which include the alleged failure to obtain certain regulatory and contractual approvals and the alleged breach of certain representations and warranties set forth in the USA Agreement. The Company believes the purported termination was in bad faith and is pursuing any and all legal and equitable remedies available to it against USA. During the fourth quarter of fiscal 2008, the Company re-assumed operating control of AFN and CloseCall and terminated the USA Agreement.  Although the Company continues to seek an alternate buyer for the Integrated Telecom Business, it has been unable to find a buyer to purchase the business at price that is acceptable to the Company in the current economic environment.

 YA Global has been a significant source of capital for the Company, providing financing in several forms. During the fiscal year ended March 31, 2007, the Company borrowed funds under a series of convertible debentures. Using shares of its common stock registered on Form S-3 in November 2006, the Company made principal and interest payments on the debentures that totaled $4,880,489 and $1,967,908 during the fiscal years ended March 31, 2007 and 2008, respectively. However, the supply of shares registered that related to the convertible debentures has been exhausted and the Company was unable to make the weekly principal and interest payments in accordance with the terms of the convertible debentures as amended through January 16, 2008. As a result, we were delinquent with respect to the convertible debentures. The total principal and accrued interest amounts owed to YA Global under the debentures at March 31, 2008 was $13,168,944 and $167,370, respectively. In fiscal 2009, we continued to negotiate with YA Global, which had verbally granted forbearance, and were able to obtain a revised payment schedule and an extension of the maturity date.  Effective June 30, 2008, the Company issued a secured convertible debenture with a maturity date of May 1, 2009 to YA Global with an aggregate principal balance of $13,391,175, replacing the previous convertible debentures and amendments. During the fiscal year ended March 31, 2009 YA Global has made conversions which have resulted in the reduction of $324,840 of principal. The Company did not pay the remaining principal balance of $13,029,125 that was due May 1, 2009. On May 5, 2009, the Company executed an agreement with YA Global, pursuant to which YA Global has agreed to forbear from enforcing its rights and remedies against the Company under the convertible debenture through May 31, 2009. Although YA Global initially extended the forbearance period through June 5, 2009, YA Global has not agreed to further extend the forbearance period.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments based on recorded amounts for the foreseeable future. Although YA Global initially extended the forbearance period through June 5, 2009, YA Global has not agreed to further extend the forbearance period or restructure the payment terms of the obligations owing under the secured convertible debenture.  As a result, Mobilepro is in default of its obligations under the secured convertible debenture owed to YA Global and, given current market conditions and Mobilepro’s financial condition, obtaining the required financing to retire the secured convertible debenture is unlikely to occur in the immediate future.  YA Global has informed the Company that it intends to exercise its rights as the Company’s senior secured creditor.  Such rights include, but are not limited to, foreclosing on the assets of the Company. In such event the Company will not have the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Geographic Markets

Through our Integrated Telecom Business, we provide service to customers located throughout the United States with concentrations in California, Kansas, Maryland, Missouri, New Jersey, Pennsylvania and Texas. Our pay telephone business is concentrated in the State of Ohio.  Historically, certain portions of our consolidated business have been concentrated in certain geographic markets. For example, the Davel payphones had previously been located across the United States; approximately 60% of the payphones were located in warm climate states of the southwest, southeast and west; approximately 40% of the payphones were located in midwest, northwest, and northeast sections of the country, with usage during the winter months thereby negatively affected by the cold climate. The ISP Business previously provided service to customers primarily located in the states of Texas, Arizona, Louisiana, Kansas, Missouri, Wisconsin, Ohio, Washington and California.

Research and Development

As we have emphasized the growth of the Company through the acquisition of service-oriented companies, our research and development activities have been reduced. In fiscal 2009 and 2008, we did not pursue new research initiatives.

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

Voice Services

Integrated Telecom Business

Overview

 Our efforts in the Integrated Telecom Business have historically been led by CloseCall, a company that we acquired in October 2004 and AFN, a company we acquired in June 2005. CloseCall and AFN offer its customers a full array of telecommunications products and services including local, long-distance, digital wireless, digital telephone (voice over Internet protocol, or “VoIP”), and dial-up and DSL Internet services.

Our entrance into this business began with two acquisitions consummated in the summer of 2004. In June 2004, we acquired US1 Telecommunications, Inc. (“US1”), a long distance provider located in Kansas. In July 2005, we completed our acquisition of Affinity, a Michigan-based CLEC, and long distance carrier. The operations of US1 and Affinity have been integrated into the operations of AFN and CloseCall, respectively.

In a transaction that was effective January 1, 2007, CloseCall acquired mobeo® Wireless reseller assets from TeleCommunication Systems, Inc. (“TCS”) including over 7,000 cellular telephone service contracts and certain related net assets. This transaction enables CloseCall to sell RIM Blackberry® products and network access to enterprise and retail subscribers nationwide. Since the acquisition, some of the customers acquired have discontinued services with CloseCall.

Business Strategy

As previously discussed, the Company entered into an agreement with USA to sell, among other things, its Integrated Telecom Business. The sale of the Integrated Telecom Business has not been consummated and the Company continues to pursue potential buyers for the Integrated Telecom Business. See discussion above concerning the sale of the ISP and Integrated Telecom Businesses to USA.  During this time period, the Company has continued to operate the Integrated Telecom Business until such time as a sale transaction could be consummated.

While the Company continues to operate the Integrated Telecom Business its primary objective is to be a leading provider of high-quality integrated communications services in each of our major service areas, acting as a reseller of local, long distance, wireless, Internet access and data services to residential customers, small to medium-sized businesses, and select large business enterprises. The Integrated Telecom Business delivers high-value bundled and individual services tailored to the needs of its customers presented on a single invoice.  It also provides value added data management and processing services.

When economically advantageous for us to do so, the Integrated Telecom Business seeks to bundle our integrated communications services. Our targeted customers often will have multiple vendors for voice and data communications services, each of which may be billed separately. Unlike many of these vendors, the Integrated Telecom Business is able to provide a comprehensive package of local telephone, long distance, Internet access, and other integrated communications services. The success of this business will be based, in part, on the establishment of effective cross-selling programs in order to leverage the combined customer base of the voice service business segment, the effective delivery of such services and the provision of excellent customer service.

CloseCall has focused on the expansion of its telecommunications service offerings and the securing of long-term agreements with local exchange carriers. It has  commercial agreements which expire in 2011 with Verizon and AT&T covering eighteen and thirteen states, respectively. Completion of these agreements 1) allows the expansion of CloseCall’s overall geographic market, and the expansion and bundling of service offerings in these states including Florida, and 2) provides predictability of the pricing of wholesale services provided to us by these carriers during the terms of the agreements. CloseCall makes extensive use of direct mail programs to market its services to customers. CloseCall previously used print, signage, radio, and television advertising to market services to customers of certain local professional sports teams including the Aberdeen Ironbirds, Frederick Keys, Bowie Baysox, and the Delmarva Shorebirds under contractual arrangements with the ball clubs. The Company has re-evaluated the effectiveness of its advertising and no longer participates in these programs. A new focus of CloseCall is to secure wholesale arrangements with other telecommunications companies that wish to share CloseCall’s cellular and Blackberry relationships. As of March 31, 2009, CloseCall provides such services to three other companies.

Services

This portion of our voice business segment provides service to over approximately 83,358 equivalent subscriber lines, including approximately 70,533 local and long distance lines. This business also has approximately 7,876 cell phone and Blackberry® subscribers. Despite the acquisition of business subscribers from TCS, the majority of our customers of CloseCall are residential.

Bundled Services Approach. The Integrated Telecom Business offers integrated communications services in a high-quality bundle to residential customers and small to medium-sized businesses at attractive prices. When economically advantageous to do so, the Integrated Telecom Business seeks to bundle its integrated communications services. Its targeted customers often will have multiple vendors for voice and data communications services, each of which may be billed separately. It is able to provide a comprehensive package of local telephone, long distance, Internet access, and other integrated communications services.

Local Services. The Integrated Telecom Business offers a wide range of local services, including local access services, voicemail, universal messaging, directory assistance, call forwarding, return call, hunting, call pick-up, repeat dialing and speed dialing services. It provides local services primarily over local connections utilizing Incumbent Local Exchange Carrier (ILEC) facilities.

Long Distance Services. The Integrated Telecom Business offers both domestic and international switched and dedicated long distance services, including “1+” outbound dialing, inbound toll-free and calling card services. Many of its customers prefer to purchase long distance services as part of a bundle that includes some of our other integrated communications services offerings.

Blackberry® PDA Services. With the acquisition of subscribers from TCS and the assignment of the master supply agreement between TCS and Research in Motion Corporation, CloseCall provides this popular personal data assistant (PDA) service and supply Blackberry® equipment, accessories, software and support contracts to its customers.

High Speed Internet Access via Digital Subscriber Line. The Integrated Telecom Business offers xDSL combined with our local access service in selected markets. DSL technology provides continuous high-speed local connections to the Internet and to private and local area networks.

Internet Access. The Integrated Telecom Business offers dial-up and broadband Internet access utilizing multiple wholesale vendors and also offer our five times (“5X”) traditional dial-up speeds in select locations.

Digital Wireless Phones. The Integrated Telecom Business offers digital wireless phone services in many of our target markets. We believe that CloseCall is one of the few companies that have the capability to add wireless service to an existing customer invoice.

Digital Wireless Data. The Integrated Telecom Business offers digital wireless data services in many of our target markets. We believe that CloseCall is one of the few companies that have the capability to add wireless data services to an existing customer invoice.

Digital Broadband Phones via Voice over IP (“VoIP”).  The Integrated Telecom Business offers digital phones for customers that have access to high-speed Internet connections utilizing VoIP technologies provided by several third-party VoIP service providers.

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

During fiscal 2008 Davel entered into a series of transactions to sell the majority of its pay telephones.  See discussion above concerning the sale of the pay telephones.  As of March 31, 2008 Davel owned and operated a nominal number of pay telephones located in the State of Ohio. Davel does not intend to expand its existing pay telephone base.  Davel’s installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third-party billed calls using the Company’s pre-selected operator services providers) and dial-around calls (utilizing a 1-800, 1010XXX or similar “toll free” dialing method to select a carrier other than the Company’s pre-selected carrier). The revenue generated by the pay telephones is no longer material to the operations of the Company.  See Item 3. “Legal Proceedings” for the discussion of several matters that relate to Davel.

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

For example, in June 2004, we entered into a business development agreement with Solution Technology International, Inc., a Frederick, Maryland-based software company, or STI. The Company provided services to STI in exchange for a non-affiliate equity ownership interest in STI which was initially valued in the amount of $150,000.  We own shares of STI stock which were subsequently written-off  in the 2008 and 2009 fiscal years.

In August 2004, we signed a business development agreement with Texas Prototypes, Inc., (“Texas Prototypes”) an electronic prototype manufacturing company, to jointly pursue a working relationship covering a number of potential technology projects and business development initiatives. We received a non-affiliate equity ownership interest in Texas Prototypes as consideration for services under the agreement which we initially valued at $300,000. Texas Prototypes completed its process of becoming a publicly traded company following its reverse merger with Stock Market Solutions, Inc., and its shares of common stock began trading on the Over-the-Counter Bulletin Board under the symbol “TXPO.” In fiscal year 2008, the Company sold its shares and received proceeds of $361,503.

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

Competition

The Integrated Telecom Business

The communications industry is highly competitive. The Integrated Telecom Business competes primarily on the basis of the quality of our offerings, quality of our customer service, bundling (offering multiple services), price, availability, reliability, and variety. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. In particular, price competition in our sector has been intense and is not expected to decrease. Our competitors include, among others, various “competitive carriers” like us, as well as larger providers such as Verizon, AT&T, Sprint and Qwest. These larger providers have substantially greater infrastructure, financial, personnel, technical, marketing, and other resources, larger numbers of established customers and more prominent name recognition than CloseCall and AFN. We increasingly face competition in the local and long distance market from local carriers, resellers, cable companies, wireless carriers and satellite carriers, and may compete with electric utilities. We also face substantial competition from businesses offering long distance data and voice services over the Internet such as Comcast, Vonage and Skype. These businesses enjoy a significant cost advantage because, even though Congress is considering a bill to “level the playing field,” they currently do not pay carrier access charges.

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

Local and long-distance marketing is converging, as most other carriers offer integrated communications services. For example, the mergers of AT&T and SBC and Verizon and MCI have created companies that can offer a full array of products and services to customers, a strategy similar to what our CloseCall subsidiary has pursued. These companies already have extensive fiber optic cable, switching, and other network facilities that they can use to provide local and long distance services throughout the country. We also compete with numerous direct marketers, telemarketers and equipment vendors and installers with respect to portions of our business.

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

Governmental Regulation

Voice Services

Integrated Telecom Business

Overview. The services provided by the Integrated Telecom Business are subject to federal, state, and local regulation. Through our wholly owned subsidiaries, we hold numerous federal and state regulatory authorizations. The Federal Communications Commission, or FCC, exercises jurisdiction over telecommunications common carriers to the extent they provide, originate or terminate interstate or international communications. The FCC also establishes rules and has other authority over some issues related to local telephone competition. State regulatory commissions retain jurisdiction over telecommunications carriers to the extent they provide, originate, or terminate intrastate communications. Local governments may require us to obtain licenses, permits or franchises to use the public rights-of-way necessary to install and operate our networks.

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

Local Competition. The FCC’s role with respect to local telephone competition arises principally from the 1996 Telecom Act that preempts state and local laws to the extent that they prevent competition in the provision of any telecommunications service. Subject to this limitation, state and local governments retain telecommunications regulatory authority over intrastate telecommunications. The 1996 Telecom Act imposes a variety of duties on local carriers, including competitive carriers such as CloseCall and AFN, to promote competition in the provision of local telephone services. These duties include requirements for local carriers to: interconnect with other telecommunications carriers; complete calls originated by customers of competing carriers on a reciprocal basis; permit users to retain their telephone numbers when changing carriers; implement dialing parity so that all customers must dial the same number of digits to place the same type of call, and provide competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

Incumbent carriers like Verizon and AT&T  also are subject to additional duties. These duties include obligations of incumbent carriers to: offer interconnection on a non-discriminatory basis; offer co-location of competitors’ equipment at their premises on a non-discriminatory basis; make available certain of their network facilities, features and capabilities on non-discriminatory, cost-based terms; and offer wholesale versions of their retail services for resale at discounted rates.  The FCC in certain cases agreed to forbear from applying its unbundling requirements in certain geographic markets in which it finds that sufficient competition exists in the provision of local telecommunications services.

Collectively, these requirements recognize that local telephone service competition is dependent upon cost-based and non-discriminatory interconnection with, and use of, some elements of incumbent carrier networks and facilities under specified circumstances. Failure to achieve and maintain such arrangements could have a material adverse impact on the ability of AFN and CloseCall to provide competitive local telephone services. Under the 1996 Telecom Act, incumbent carriers are required to negotiate in good faith with carriers requesting any or all of the foregoing arrangements.

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

TELRIC Pricing. The FCC has initiated a re-examination of its TELRIC pricing methodology for network elements. The FCC has proposed a number of changes to these pricing rules that, if promulgated in their current form, could be unfavorable to the Integrated Telecom Business. Legislation has been proposed in Congress in the past and may be proposed in the future that would further restrict the access of competitive carriers to incumbent carriers’ network elements. Future restrictions on, or reductions in, the network elements available to AFN and CloseCall, or any increase in the cost to them of such network elements, could have a material adverse effect on the Integrated Telecom Business.

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

The FCC has sought comment on a number of other regulatory proposals that could affect the speed and manner in which high-speed broadband local services are deployed, including whether broadband services should be subject to network neutrality rules and open access. Network neutrality generally refers to principles allowing access by consumers to their choice of Internet content, connection of equipment and applications without unreasonable restrictions by broadband providers.  Open access generally requires that a broadband operator permit unaffiliated entities to provide Internet service over the operator’s broadband facilities.  We cannot predict the outcome of these proposals at the FCC or in the courts or the effect they will have on the Integrated Telecom Business and the industry.

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

Congress also has considered in the past, and may consider in the future, legislation addressing Voice over Internet Protocol. We cannot at this time predict if or when such legislation will be enacted, or its effect on our Integrated Telecom Business and the industry.

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

Universal Service. Universal Service programs administered by the FCC promote the availability of quality services at  affordable rates; increase access to advanced telecommunications services throughout the Nation, including to consumers in low income, rural, insular, and high cost areas at rates that are reasonably comparable to those charged in urban areas, and provide that all schools, classrooms, health care providers, and libraries should, generally, have access to advanced telecommunications services.  Universal Service programs historically have been funded by access charges and direct contributions from telecommunications carriers based on a percentage of their interstate revenues.  The FCC is considering changing the methodology by which telecommunications carriers contribute to the Universal Service Fund, including one proposal that would assess payments based on the number of telephone numbers used by carriers. Any reform in connection with universal service, will, by necessity, require revisions to the FCC’s intercarrier compensation policies.  Congress is currently considering changes to the USF rules; however, it is unclear what changes, if any, will ultimately become law. Because the effects of these revisions are uncertain, the fees we pay to subsidize universal service may increase or decrease substantially in the future.

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

State Regulation. AFN and CloseCall are subject to various state laws and regulations. Most state public utility commissions require providers such as AFN and CloseCall to obtain authority from the commission before initiating service in the state and the filing of tariffs that detail the rates, terms and conditions for our services. The Integrated Telecom Business is subject to various reporting and record-keeping requirements.  The Integrated Telecom Business is generally required to pay fees and assessments related to our provision of telecommunications service in the state.  In addition, some states are ordering the detariffing of services, which may impede AFN and CloseCall’s reliance on the filed rate doctrine and increase our costs of doing business.

Many issues remain open regarding how new local telephone carriers will be regulated at the state level. For example, although the 1996 Telecom Act preempts the ability of states to forbid local service competition, the 1996  Telecom Act preserves the ability of states to impose reasonable terms and conditions of service and other regulatory requirements. The scope of state regulation will be refined through rules and policy decisions made by public utility commissions as they address local service competition issues.

State public utility commissions have responsibility under the 1996 Telecom Act to oversee relationships between incumbent carriers and their new competitors with respect to such competitors’ use of the incumbent carriers’ network elements and wholesale local services. Public utility commissions arbitrate interconnection agreements between the incumbent carriers and competitive carriers such as CloseCall when necessary. Pursuant to the 1996 Telecom Act, the decisions of state public utility commissions with regard to interconnection disputes may be appealed to federal courts.

There also remain unresolved important issues regarding the scope of the authority of public utility commissions and the extent to which the commissions will adopt policies that promote local telephone service competition. It is difficult to predict how this and other matters will affect our ability to pursue our business plan.

States also regulate the intrastate carrier access services of the incumbent carriers. AFN and CloseCall are required to pay access charges to the incumbent carriers when they originate or terminate our intrastate long distance traffic. The Integrated Telecom Business could be harmed by high access charges, particularly to the extent that the incumbent carriers do not incur the same level of costs with respect to their own intrastate long distance services or to the extent that the incumbent carriers are able to offer their long distance affiliates better access pricing or volume pricing to larger carriers. Some states also regulate the intrastate access charges of competitive carriers. Some states have also developed  intrastate universal service charges parallel to the interstate charges created by the FCC. Another issue is the use by some incumbent carriers, with the approval of the applicable public utility commissions, of extended local area calling that converts otherwise competitive intrastate toll service to local service. Our business could be harmed by these developments.

The Integrated Telecom Business will also be affected by how states regulate the retail prices of the incumbent carriers with which we compete. We believe that, as the degree of intrastate competition increases, the states will offer the incumbent carriers increasing pricing flexibility and deregulation of particular services deemed to be competitive. This flexibility and deregulation may present the incumbent carriers with an opportunity to subsidize services that compete with services provided by the Integrated Telecom Business with revenues generated from their non-competitive services, thereby allowing incumbent carriers to offer competitive services at prices lower than most or all of their competitors.

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

Payphone Service Providers

Although Davel has sold a majority of its payphones, regulations regarding payphone service providers still apply to Davel. In addition, Davel continues to pursue a number of claims against third parties which, if successful, could provide significant recoveries applicable to the operations of Davel in prior years. Regulations relating to payphone service providers provide a basis for certain litigation and claims currently being pursued by Davel. See Item 3. – “Legal Proceedings”.

The 1996 Telecom Act substantially restructured the telecommunications industry, included specific provisions related to the payphone industry and required the FCC to develop rules necessary to implement and administer the provisions of the 1996 Telecom Act on both an interstate and intrastate basis.

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

Payphone Services. In 1996, recognizing that IPPs had been at a severe competitive disadvantage under the existing system of regulation and had experienced substantial increases in dial-around calls without a corresponding adjustment in compensation, Congress enacted Section 276 to promote both competition among payphone service providers and the widespread deployment of payphones throughout the nation. Section 276 directed the FCC to implement rules by November 1996 that would:

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

In response to the Court’s remand, the FCC issued its modified ruling implementing Section 276, or the 1997 Payphone Order, in October of 1997. The FCC adjusted the per call rate during the second phase of interim compensation to $0.284. While the FCC tentatively concluded that the $0.284 default rate should be utilized in determining compensation during the first phase and reiterated that PSPs were entitled to compensation for each and every call during the first phase, it deferred a decision on the precise method of allocating the initial interim period (November 1996 through October 1997) flat-rate payment obligation among the IXCs and the number of calls to be used in determining the total amount of the payment obligation.

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

In a decision released January 31, 2002, or the 2002 Payphone Order, the FCC partially addressed the remaining issues concerning the “true-up” required for the earlier dial-around compensation periods. The FCC adjusted the per-call rate to $0.229, for the interim period only, to reflect a different method of calculating the delay in IXC payments to PSPs for the interim period, and determined that the total interim period compensation rate should be $33.89 per payphone per month. The 2002 Payphone Order deferred to a later order its determination of the allocation of this total compensation rate among the various carriers required to pay compensation for the interim period. In addition to addressing the rate level for dial-around compensation, the FCC has also addressed the issue of carrier responsibility with respect to dial-around compensation payments.

On October 23, 2002 the FCC released its Fifth Order on Reconsideration and Order on Remand, or the Interim Order, which resolved all of the remaining issues surrounding the interim/intermediate period true-up and specifically addressed how the liability for flat rate monthly per-phone compensation owed to PSPs would be allocated among the relevant dial-around carriers. The Interim Order also resolved how certain offsets to such payments would be handled and a host of other issues raised by parties in their remaining FCC challenges to the 1999 Payphone Order and the 2002 Payphone Order. In the Interim Order, the FCC ordered a true-up for the interim period and increased the adjusted monthly rate to $35.22 per payphone per month, to compensate for the three-month payment delay inherent in the dial-around payment system. The new rate of $35.22 per payphone per month is a composite rate, allocated among approximately five hundred carriers based on their estimated dial-around traffic during the interim period. The FCC also ordered a true-up requiring the PSPs, including Davel, to refund an amount equal to $0.046 (the difference between the old $.284 rate and the revised $.238 rate) to each carrier that compensated the PSP on a per-call basis during the intermediate period. Interest on additional payments and refunds is to be computed from the original payment due date at the IRS prescribed rate applicable to late tax payments. The FCC further ruled that a carrier claiming a refund from a PSP for the Intermediate Period must first offset the amount claimed against any additional payment due to the PSP from that carrier. Finally, the Interim Order provided that any net claimed refund amount owing to carriers cannot be offset against future dial-around payments without (1) prior notification and an opportunity to contest the claimed amount in good faith (only uncontested amounts may be withheld); and (2) providing PSPs an opportunity to “schedule” payments over a reasonable period of time.

Davel and its billing and collection clearinghouse have previously reviewed the order and prepared the data necessary to bill or determine the amount due to the relevant dial-around carriers pursuant to the Interim Order. Although Davel was entitled to receive a substantial amount of additional dial-around compensation pursuant to the Interim Order, such amounts, subject to certain limitations, were assigned to Davel’s former secured lenders in exchange for a reduction in Davel’s secured debt prior to the acquisition of such debt by Mobilepro (see the discussion of the Gammino lawsuit in Item 3. “Legal Proceedings”).

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

Other Provisions of The Telecommunications Act and FCC Rules. As a whole, the 1996 Telecom Act and FCC Rules significantly altered the competitive framework of the payphone industry. Davel believes that implementation of the 1996 Telecom Act has addressed certain historical inequities in the payphone marketplace and has, in part, led to a more equitable and competitive environment for all payphone providers. However, there remain several key areas of implementation of the 1996 Telecom Act yet to be fully and properly implemented such that the 1996 congressional mandate for widespread deployment of payphones is not being realized. This circumstance creates an uncertain environment in which Davel and the industry must operate. Davel has identified the following such uncertainties:

Various matters pending in several federal courts and raised before the Congress which, while not directly challenging Section 276, relate to the validity and constitutionality of the 1996 Telecom Act, as well as other uncertainties related to the impact, timing and implementation of the 1996 Telecom Act.

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

Employees

As of March 31, 2009 we employed 64 full-time employees. We have no collective bargaining agreements with our employees. The breakout of full-time employees is as follows:

Finance, accounting, legal and administration	4 employees
Integrated Telecom Business operations	60 employees

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

Failure to Consummate a Restructuring of our Debt with YA Global Would Cause a Material Adverse Effect

We have attempted to negotiate an extension of the maturity date and payment terms to our existing debt owed to YA Global. Notwithstanding those negotiations, we have been unsuccessful in obtaining an extension of the maturity date and payment terms.  As a result, Mobilepro is in default of its obligations under the Convertible Debenture owed to YA Global and, given current market conditions and Mobilepro’s financial condition, obtaining the required financing to retire the Convertible Debenture is unlikely to occur in the immediate future.  YA Global has informed the Company that it intends to exercise its rights as the Company’s senior secured creditor.  Such rights include, but are not limited to, foreclosing on the assets of the Company. Additionally, if YA Global declares a default on the Convertible Debenture, interest would accrue at the default rate of 24% per annum.  The Company does not have sufficient cash available to satisfy the YA Global obligations and YA Global could potentially foreclose on the Company’s assets. In such event, the Company may be forced to seek protection under the applicable bankruptcy laws or seek some form of out of court settlement with creditors and would likely be unable to continue as a going concern.

We Have Limited Cash Resources

We have limited unrestricted cash available to sustain the Company’s ongoing operations.  Although the Company continues to generate cash from the operations of its Integrated Telecom Business, such cash has been used to fund the Company’s interest payments due to YA Global and is not sufficient to fund the Company’s other debt service requirements, corporate overhead and the expenses of ProGames. We do not have access to a line of credit or other funding source to provide cash to fund the ongoing operations of the business, including corporate overhead. Although the Company is taking aggressive measures to reduce its expenses to avoid depleting its existing cash resources, there can be no assurance that expenses can be reduced by an adequate amount.  In the event the Company does not obtain additional cash through the payment of monies due and owing on notes receivable or arriving at the successful conclusion of one or more of the District Court Litigation matters (see Item 3. – “Legal Proceedings”), the Company may not be able to sustain its operations which would result in a material adverse effect to our business and our stock price.

Our Limited Cash Resources May Preclude Continued Quotation on the Over-the-Counter Bulletin Board

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “MOBL.” In order to maintain the quotation on the Over-the-Counter Bulletin Board the Company must be current in the reporting required to be filed with the Securities and Exchange Commission under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Given the Company’s limited cash resources, the Company may not be able to fund the cost of compliance in order to continue to timely satisfy the reporting requirements. In such event, the Company’s would no longer satisfy the requirements for quotation on the Over-the Counter Bulletin Board and may be required instead to obtain a quotation on the Pink Sheets. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them and could cause our stock price to further decline.

The Sale of Portions of Our Business May Not Be Concluded and We May Not Have Sufficient Cash to Continue Operations

We have forecasted our operating cash requirements  based on several important assumptions. We have assumed that Gobility will succeed in selling some or all of its assets, thus enabling Kite Networks to satisfy some or all of its liabilities including the capital equipment leases or that the wireless networks can be sold by Gobility to a party or parties that are capable of paying these obligations or otherwise renegotiating the terms of the equipment leases in a satisfactory manner.  A sale of the wireless networks further assumes that in addition to finding a willing and able buyer, Gobility can also negotiate an assignment or other transfer of the existing equipment lease obligations with the various leasing companies, as well as obtaining approval of the various municipalities in which the wireless networks are deployed. The Company understands that negotiations between potential buyers, Gobility and the various equipment leasing companies have to date been difficult and lacking in reasonable cooperation.  As a result, despite the interest of potential buyers, it may be difficult or impossible to negotiate a reasonable settlement with certain equipment leasing companies.  The lack of reasonable cooperation by the equipment leasing companies could cause a potential buyer to choose not to purchase the Gobility assets and have a material adverse effect on the Company and its ability to continue as a going concern.

If Gobility is unsuccessful in facilitating a sale of some or all of its assets, the Company will be unable to permanently eliminate the cash requirements represented by the Wireless Networks Business as planned. In such an event, the Company will not have sufficient cash to sustain operations without the completion of the Integrated Telecom  Business sale, raising additional capital or arriving at the successful conclusion of one or more of the District Court Litigation matters (see Item 3. - “Legal Proceedings”).

On June 30, 2007, we executed an agreement to sell the Wireline Businesses (including CloseCall, AFN and the ISP Business) to USA.  We had assumed that the sale of CloseCall and AFN would occur in accordance with the terms of the USA Agreement.  However, on January 14, 2008 we received notice from USA, which purported to terminate the USA Agreement.  In the event that the Company is unsuccessful in closing the USA Agreement, or otherwise selling the businesses to an alternative buyer or raising new capital, the Company will not have sufficient cash to satisfy the cash requirements represented by the Wireless Network Business, our corporate overhead and our debt obligations and we could therefore suffer a material adverse effect to our business.

Included in its audit report on our consolidated financial statements included for the fiscal year ended March 31, 2009, our independent registered public accounting firm included a paragraph describing that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Mobilepro remains a co-obligor on certain capital leases transferred to Gobility. The total principal balance of these leases was approximately $3,569,518 at March 31, 2008. Monthly payments on these capital leases totaled approximately $175,000 at that time and they are currently more than twenty months in arrears. In addition, Mobilepro was a co-purchaser of certain wireless network equipment obtained by Kite Networks. The amount originally owed to the supplier of this equipment for the purchase of this equipment was $1,591,978.  The Company entered into a forbearance agreement with the equipment vendor and agreed to pay the equipment obligation over time, with interest at the prime rate.  In the event certain assets are sold by Gobility, the proceeds of such asset sale will be used to satisfy all or a portion of the equipment obligation.

On March 10, 2008 Gobility sold the assets of the wireless network in Longmont, Colorado and the Company received the related proceeds in the form of promissory notes from the purchaser totaling $1,800,000. Thereafter, in July 2008 Data Sales sold certain of the leased assets to a third party, further reducing the total principal balance of the leases by approximately $1,231,000. In connection with the foregoing asset sale, the Company executed a promissory note and release with Data Sales in the principal amount of $330,000.  Although Gobility has previously represented to us that it is pursuing the sale of its remaining wireless network assets, we understand that Gobility has not yet closed on the sale of those wireless networks and that it has defaulted in making scheduled lease payments. If Gobility fails to consummate the sale of its remaining wireless network assets and make the required payments on the liabilities described above, it is likely that the creditors described above will demand payment of the past due amounts from Mobilepro.  As a result of Gobility’s failure to satisfy the monthly lease obligations, two leasing companies have commenced legal action against Mobilepro, which is currently proceeding in its initial phases of discovery (see the Harborside Litigation and Commonwealth Litigation in Paragraphs 4 and 8 of Item 3. “Legal Proceedings”). Other leasing companies may also elect to commence legal action and may elect to accelerate the payment date for the balance of the remaining monthly payments.  In such event, Mobilepro would not have sufficient cash to satisfy the obligations to the leasing companies.  Further, if we were unsuccessful in defending lawsuits from the leasing companies and were required to satisfy the obligations to the leasing companies, the Company may not be able to meet its principal and interest payment obligations on the convertible debenture and YA Global could potentially foreclose on the assets of the Company.

We Have Lost Money Historically Which Means That We May Not Be Able to Continue Operations

The Company has historically lost money. The Company’s accumulated deficit at March 31, 2009 was $106,992,868. In the years ended March 31, 2009, 2008 and 2007, the Company sustained net losses of $11,360,021, $18,361,602, and $45,898,288, respectively. Over this three-year period, most of the acquired businesses of Mobilepro have experienced declining revenues. Although restructuring measures have reduced other operating expenses, the Company had been unable to reduce the corresponding costs of services.  In addition, the Company has funded the start-up and operations of the municipal wireless networks and online gaming businesses without these companies achieving expected revenues and continues to fund the Company’s corporate overhead. As a result, the amount of cash used in operations during the fiscal year ended March 31, 2009 and 2008 was $70,223 and $3,558,996, respectively. The decline in cash used in operation was largely due to the reduction of corporate expenses, the elimination of cash used for discontinued operations and $810,215 of regulatory receipts relating to claims against certain telecommunications carriers of Davel, including $718,314 received from Qwest in the second quarter of fiscal 2009 (see Paragraph 6 of Item 3. – “Legal Proceedings”). Future losses are likely to occur. Accordingly, the Company will continue to experience liquidity and cash flow problems if it is unable to improve its operating performance, to sell assets for cash including the Integrated Telecom Business, or to raise additional capital as needed and on acceptable terms.

If YA Global or Other Large Stockholders Sell Part or All of Their Shares of Common Stock in the Market, Such Sales May Cause Our Stock Price to Decline

From time to time, YA Global and other selling stockholders may sell in the public market up to all of the shares of common stock owned at that time. Under the Convertible Debenture, YA Global has the right to convert its debt into common stock of the Company. We believe such shares can be sold by YA Global under Rule 144 of the Securities Act. YA Global has converted and sold 629,042,857 shares of common stock during fiscal 2009 and has converted and sold at least 290,700,000 shares since March 31, 2009.

Any significant downward pressure on our stock price caused by the sale of stock by large selling stockholders could encourage short sales by third parties. Such short sales could place further downward pressure on our stock price.

Legal Actions May Be Required by Us in order to Enforce Certain Legal Rights

The telecommunications industry includes hundreds of companies, many with substantially greater infrastructure, financial, personnel, technical, marketing, and other resources, and larger numbers of established customers and more prominent name recognition than us. We transact business with certain of these companies. In addition, certain of our businesses operate in areas of the industry that are subject to federal and/or state regulations. As a result, in order to enforce rights under negotiated contracts with transaction partners or to obtain the benefits of certain government regulations, we may be forced to initiate or to participate in legal action. For example, as discussed in Item 3, Paragraph 2 - “Legal Proceedings”, Davel is engaged in a lengthy and expensive legal process relating to the nonpayment of dial-around compensation by large, long distance carriers. Using their greater resources, defendants have taken and may in the future continue to take actions that stretch the duration of litigation and substantially delay our receipt of the benefits of favorable legal decisions. Furthermore, there can be no guarantee that the legal actions taken by the Company will ultimately result in a favorable legal decision to the Company.

Adverse Decisions in Litigation Could Cause a Material Adverse Effect and/or Cause the Company to Cease Operations

The Company is a defendant in the Harborside Litigation and the Commonwealth Litigation, which is described in Item 3 – “Legal Proceedings”.  Although the Company believes that it has meritorious defenses to the claims raised in this and the other matters identified in Item 3 – “Legal Proceedings” and intends to vigorously defend itself in each matter, there can be no guarantee that the Company will ultimately succeed in doing so.  If an adverse ruling is ultimately issued against the Company in the Harborside Litigation and or the Commonwealth Litigation, we may not have sufficient funds available to satisfy a judgment. In such event, the Company could cease operations and/or be required to seek the protection of the bankruptcy court to protect the interests of its secured creditor.

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

Further Declines in the Economy May Adversely Affect our Operations and Impair Our Ability to Generate Cash from and/or Sell the Integrated Telecom Business

The U.S. Economy has entered a recession, unemployment claims have increased and consumers’ incomes have been reduced.  Given our Integrated Telecom Business ’s exposure to business travel (through its temporary housing and hospitality business) and consumer welfare (through our residential business), our business has been negatively affected and further declines in the economy could materially adversely affect our Integrated Telecom Business, impairing our ability to sell it at a price sufficient to retire our debt.  Such failure may cause us to further reduce the goodwill attributable to the Integrated Telecom Business.

Poor Operating Performance by the Companies With Which We have Notes Receivable May Cause Us to Further “Write Down” the Carrying Value of our Notes Receivable, Reducing the Book Value Per Share of Our Company

DHB Networks, USA and Microlog all owe us money in the form of notes receivable.  If any or all of these three businesses has poor operating performance and is unable to service the payments, we may be required to take additional write downs of the carrying value of the notes receivable.  We have already taken write downs against the DHB and USA notes.   Such write downs would reduce the book value per share of our Company.

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

The Federal and State Regulations under Which We Operate Could Change, Resulting in Harm to Our Business

The enactment of the 1996 Telecom Act significantly altered the regulatory landscape in which our businesses operate. In addition, state regulators maintain jurisdiction over certain of our services. We cannot predict whether future FCC or state regulatory decisions may adversely affect our ability to operate certain of our businesses or impact our profitability.

Although the 1996 Telecom Act, as implemented by the FCC, addressed certain historical inequities in the payphone marketplace, uncertainties relating to the impact and timing of the implementation of this framework still exist. The uncertainty with the greatest potential financial impact relates to revenue from and collectability of access code calls and toll-free dialed calls, or dial around compensation. Dial around compensation has previously accounted for a material percentage of our revenues. Historically, many parties legally obligated by the FCC to pay dial around compensation have nevertheless failed to do so. We believe that such failures exist today. While we believe that we would have the right to sue in order to collect amounts owed, such efforts may consume management time and attention and our cash, and there can be no assurance that such efforts would result in the collection of any additional amounts. Consequently, such illegal nonpayment activities may adversely affect our cash flows, receivable collectability, and future business profitability.

In addition, the FCC has issued recent orders concerning, among other things, universal service contribution methodology and inter-carrier compensation. It is unclear whether these orders will ultimately be implemented by the FCC, and if implemented, what impact, if any, they will have for our Integrated Telecom Business.

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

Our Shareholders Have Authorized Our Board of Directors to Implement up to a 1-for-10 reverse Stock Split, which, if implemented, could cause you to have fewer shares and lower total value of your shares

While, in theory, a reverse stock split should cause a company's stock to increase by the reciprocal of the amount of the reverse stock split, in practice there is no guarantee that the stock price will indeed behave that way.  Therefore, a reverse stock split may cause a reduction in the value of your stock and further reduce the market capitalization of the Company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive offices are located in approximately 1,040 square feet of leased office space at 401 Professional Drive, Suite 128, Gaithersburg, Maryland 20879. The term of the lease expires on June 30, 2014.

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

Davel occupies approximately 350 square feet of leased office space in Independence, Ohio; the lease term expires on December 31, 2009.   Approximately 4,000 square feet of storage space is also rented in Cleveland on a month-to-month basis.

Item 3. Legal Proceedings

In addition to certain other litigation arising in the normal course of its business that we believe will not materially affect our financial position or operating results, we were involved with the following legal proceedings during the fiscal year ended March 31, 2009.

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

Although the District Court Litigation has been pending since 1999, the litigation remains in its preliminary phases. As a result, we cannot predict the likelihood of success on the merits, the costs associated with the pursuit of the claims, the timing of any recovery or the amount of recovery, if any. However, the industry representing a group of independent payphone providers, including the Davel Entities, has prevailed in a similar Federal Communications Commission administrative proceeding against another carrier for non-payment of dial-around compensation using a similar methodology which was accepted and pursuant to which the Federal Communications Commission assessed pre-judgment interest (the "Similar Litigation"). Based upon our methodology in the Similar Litigation, we estimate that the amount in controversy for the Davel Entities against the Defendants extends well into the eight figures, but any recovery is conditioned on, among other things (i) prevailing on the merits at trial; (ii) having the Davel Entities' damages model and other claims approved in whole or in large part; (iii) prevailing on any appeals that the Defendants may make; and (iv) the continued solvency of the Defendants. As evidenced by the more than ten years that this litigation has been in process, the Defendants have shown an interest in stretching the duration of the litigation and have the means to do so. Although the Davel Entities could ultimately benefit (in an absolute sense, although not necessarily on a present value basis) from this delay in the event that pre-and/or post-judgment interest (awarded at 11.25% per annum in the Similar Litigation) is assessed against the Defendants and the potential award of attorneys' fees and/or other remedies (in addition to compensatory damages) if the Davel Entities prevail, such delay will result in a deferral of the receipt of any cash to the Davel Entities.

3) Under the authority granted by the Management Agreement to USA, CloseCall America filed a complaint in the Circuit Court for Howard County, Maryland, against Skyrocket Communications, Inc. (“Skyrocket”) Case No. 13-C-07-70296 for breach of contract and unjust enrichment (the “Skyrocket Litigation”).  CloseCall’s claim arose from an unpaid credit owing to CloseCall in the amount of $23,914 owed under a terminated technical support services agreement.  In response thereto, Skyrocket filed a counter-claim alleging breach of contract and asserting damages in the amount of $1.5 million.  In January 2008 Skyrocket filed an amended counter-complaint asserting an additional claim for intentional misrepresentation, seeking $5 million in actual damages and $5 million in punitive damages.  Based upon our belief that the counter-claim and amended counter-claims are without merit, CloseCall filed a motion for summary judgment.  The Court granted CloseCall’s motion on the amended counter-claim and dismissed Skyrocket’s claim for intentional misrepresentation.  The Skyrocket Litigation was scheduled for trial on February 9, 2009.  During the trial, the court granted CloseCall’s motion for judgment on the claims alleged in the counter-complaint, leaving CloseCall’s breach of contract and unjust enrichment claims to be determined by the jury.  After deliberation on the claims against Skyrocket, the jury returned a verdict in favor of CloseCall.  Thereafter, Skyrocket filed an appeal of the jury verdict.  Notwithstanding the favorable trial court ruling in CloseCall’s favor, in April 2009 the parties entered into a Settlement Agreement terminating the litigation and providing a mutual release of claims, which ended the pending litigation between the parties.

4) On or about March 15, 2008 we were served with a summons and complaint in the Superior Court of New Jersey in Bergen County captioned Harborside Investments III LLC vs. Mobilepro Corp. and NeoReach, Inc.  The plaintiff alleges claims of breach of agreement and unjust enrichment arising out of an equipment lease agreement for wireless equipment and seeks damages in the amount of $976,361 (the “Harborside Litigation”).   On or about April 28, 2008 the Company filed its answer, separate defenses and third party complaint against JTA Leasing Co., LLC.   Although discovery has commenced, the Harborside Litigation remains in its initial stages.  Although we believe Mobilepro has meritorious defenses to the alleged claims and we intend to vigorously defend ourselves in this matter we cannot predict the likelihood of success in the Harborside Litigation. The Company has recorded the liability for the estimated principal balance relating to this capital lease obligation and the related accrued interest which is included in current liabilities in the Company’s consolidated balance sheets at March 31, 2009 and 2008.

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

On June 8, 2009 the parties participated in a mediation of the claims raised in the declaratory relief proceeding and the cross-claims alleged by the Company against USA.  As a result of the mediation efforts, the parties agreed to settle their claims.  The settlement agreement is subject to further documentation which is expected to be finalized by the parties on or before June 30, 2009.

8) On or about March 24, 2009 we were served with a summons and complaint in the District Court of Arizona the Phoenix Division captioned Commonwealth Capital Corp. vs. City of Tempe, Mobilepro Corp. and NeoReach, Inc.  The plaintiff alleges claims of breach of agreement arising out of an equipment lease agreement for wireless equipment and seeks damages in an amount in excess of $904,620 (the “Commonwealth Litigation”). In response thereto, the Company filed counterclaims against the plaintiff for tortious interference with business expectancy and breach of the duty of good faith and fair dealing. The Commonwealth Litigation remains in its initial stages.  Although we believe Mobilepro has meritorious defenses to the alleged claims and we intend to vigorously defend ourselves in this matter we cannot predict the likelihood of success in the Commonwealth Litigation. The Company has recorded the liability for the estimated principal balance relating to this capital lease obligation and the related accrued interest which is included in current liabilities in the Company’s consolidated balance sheets at March 31, 2009 and 2008.

9) On or about June 1, 2009 we were served with a summons and complaint in the Circuit Court for Montgomery County, Maryland captioned Thomas E. Mazerski vs. Mobilepro Corp and CloseCall America, Inc.  The plaintiff alleges claims of breach of an employment agreement and seeks the payment of certain wages, bonuses and legal fees totaling  $270,414.28.  The plaintiff further alleges that he is entitled to seek treble damages for his wage claim under the provisions of the Maryland Labor and Employment Section 3-507(b) (1).  The Company is currently evaluating the defenses and counterclaims which it intends to assert against the Plaintiff ..  Although we believe Mobilepro and CloseCall have meritorious defenses to the alleged claims and we intend to vigorously defend ourselves in this matter we cannot predict the likelihood of success in this matter.

10)  On or about June 5, 2009 we were served with a summons and complaint in the Circuit Court for Montgomery County, Maryland captioned Richard Ramlall vs. Mobilepro Corp and CloseCall America, Inc.  The plaintiff, an employee of a competitor to the Integrated Telecom Business, RCN, alleges that he is owed a bonus in the amount of $48,333.  The plaintiff further alleges that he is entitled to seek treble dames for his wage claim under the provisions of the Maryland Labor and Employment Section 3-507(b) (1). The Company is currently evaluating the defenses which it intends to assert against the Plaintiff .  Although we believe Mobilepro and CloseCall have meritorious defenses to the alleged claims and we intend to vigorously defend ourselves in this matter we cannot predict the likelihood of success in this matter.

11) Other Ongoing and Threatened Litigation

The Company is involved in other claims and litigation arising in the ordinary course of business, which it does not expect to materially affect its financial position or results of operations. The Company has been threatened by several former employees with litigation; however, to date, no litigation or other action has commenced than described above which is material to the Company.  The Company and its subsidiaries are involved from time to time in disputes with industry providers which are typically resolved through negotiations.  One such industry provider has asserted certain amounts are owed by AFN.  Although AFN has disputed such amounts and does not believe the amount owed to the industry provider is material, if the dispute is not resolved through negotiations and is adversely determined against AFN, such amount could be material.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “MOBL.” The following table sets forth the high and low closing prices for the common stock for each calendar quarter since April 1, 2006, as reported by the National Quotation Bureau.

	Price Per Share
	High	Low
2006
April 1, 2006 - June 30, 2006	$0.2600	$0.1710
July 1, 2006 - September 30, 2006	$0.1990	$0.1050
October 1, 2006 - December 31, 2006	$0.1490	$0.0650
2007
January 1, 2007 - March 31, 2007	$0.0760	$0.0302
April 1, 2007 - June 30, 2007	$0.0430	$0.0161
July 1, 2007 - September 30, 2007	$0.0390	$0.0070
October 1, 2007 – December 31, 2007	$0.0089	$0.0019
2008
January 1, 2008 - March 31, 2008	$0.0050	$0.0020
April 1, 2008 - June 30, 2008	$0.0030	$0.0012
July 1, 2008 – September 30, 2008	$0.0024	$0.0004
October 1, 2008 – December 31, 2008	$0.0008	$0.0003
2009
January 1, 2009 – March 31, 2009	$0.0007	$0.0003
April 1, 2009 – June 3, 2009	$0.0004	$0.0002

Stockholders

As of March 31, 2009, there were approximately 746 registered holders of record of our common stock. We believe that a substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions. Including such holders, we believe that there may be more than 10,000 holders of our common stock as of March 31, 2009.

On December 19, 2008, at our Annual Meeting of Stockholders, our stockholders voted to increase the number of authorized shares of capital stock from 1,500,000,000 shares to 3,000,000,000 shares. Our stockholders also voted in favor of amending our certificate of incorporation to permit a reverse stock split by a ratio of not less than one for two and not more than one for ten, with the exact ratio to be set within that range at the discretion of the Company’s Board of Directors. The Board of Directors has not yet authorized the reverse stock split nor the ratio to be used in the event a reverse stock split is executed by the Company.

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

On May 26, 2008, the Board of Directors approved the issuance of up to 36,850,000 shares of common stock as follows: a warrant for up to 20,000,000 shares of common stock to Jay O. Wright, Chairman of the Board and Chief Executive Officer, a warrant to each of Douglas Bethell, President of CloseCall and AFN, and Tammy L. Martin, Chief Administrative Officer and General Counsel, for 4,000,000 shares of common stock, a warrant for up to 1,750,000 shares of common stock to Donald Paliwoda, the Company’s Chief Accounting Officer, a warrant for up to 1,500,000 shares of common stock to its independent director, Donald Sledge, and warrants totaling 5,600,000 to nine non-executive employees of the Company. The exercise price for each warrant is $0.0016 per share.

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

In the twelve months ended March 31, 2009, the Company issued 629,042,857 shares of its common stock resulting in the reduction of $324,840 in principal owed to YA Global relating to the Convertible Debenture. Subsequent to March 31, 2009, the Company issued 290,700,000 additional shares of common stock which resulted in the reduction of $87,710 of additional principal owed to YA Global. We believe such shares are tradable by YA Global pursuant to Rule 144 of the Securities Act of 1933.

On April 29, 2009, the Company granted warrants to purchase 37,000,000 shares of common stock at an exercise price of $0.0003 per share to certain officers, directors and management personnel.

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

Item 6. Selected Financial Data

The following information as of March 31, 2009 and 2008 and for the fiscal years ended March 31, 2009, 2008 and 2007 was taken from the audited financial statements appearing elsewhere in this annual report. The information as of March 31, 2007, 2006 and 2005 and for the fiscal years ended March 31, 2006 and 2005 was derived from the audited financial statements included in annual reports previously filed with the SEC. This information should be read in conjunction with such financial statements and the notes thereto.

	Fiscal Years Ended March 31
	2009	2008	2007	2006	2005
Statement of Operations Data (1)(2):

Revenues	$30,857,981	$45,770,689	$62,559,174	$72,356,452	$32,624,084
Operating Costs and Expenses (3)	32,697,766	51,119,349	71,538,674	72,442,818	35,639,758
Asset Impairment Charges	8,764,065	-	1,573,795	1,818,909	-

Operating Loss	(10,603,850)	(5,348,660)	(10,553,295)	(1,905,275)	(3,015,674)
Interest and Other Expense, net	(1,657,309)	(1,821,024)	(2,474,309)	(2,798,159)	(1,680,692)
Loss on Extinguishment of Debt	-	-	(409,601)	-	-
Loss on Sale of Assets	-	(2,778,906)	-	-	-
Loss from Continuing Operations	(12,261,159)	(9,948,590)	(13,437,205)	(4,703,434)	(4,696,366)
Income (Loss) from Discontinued Operations (4)	901,138	(8,413,012)	(32,461,083)	(5,472,973)	(663,356)

Net Loss	$(11,360,021)	$(18,361,602)	$(45,898,288)	$(10,176,407)	$(5,359,722)

Net Income (Loss) per Common Share, Basic and Diluted
Continuing Operations	$(0.0131)	$(0.0129)	$(0.0222)	$(0.0115)	$(0.0162)
Discontinued Operations	0.0010	(0.0109)	(0.0538)	(0.0133)	(0.0023)
Net Loss per Common Share	$(0.0121)	$(0.0238)	$(0.0760)	$(0.0248)	$(0.0185)

	March 31 2009	March 31 2008	March 31 2007	March 31 2006	March 31 2005
Balance Sheet Data:

Assets
Cash and Cash Equivalents	$1,419,130	$2,075,117	$3,098,113	$4,994,248	$4,435,574
Other Current Assets	5,287,390	7,246,542	10,915,691	10,915,045	14,228,280
Assets of Companies Held for Sale (5)	-	-	22,400,956	42,196,164	18,119,943
Goodwill, Net of Impairment	11,767,213	20,531,278	20,531,278	20,231,278	18,543,703
Other Non-Current Assets	2,168,970	3,538,016	12,362,883	15,654,318	17,495,431

Total Assets	$20,642,703	$33,390,953	$69,308,921	$93,991,053	$72,822,931

Liabilities and Stockholders’ Equity (Deficit)

Current Portion of Debentures and Other Long-term Debt	$16,033,615	$17,159,180	$15,163,593	$8,142,786	$24,558,387
Other Current Liabilities	7,579,223	8,153,837	15,594,025	14,786,523	19,157,596
Liabilities of Companies Held for Sale	-	-	13,355,291	7,691,843	6,050,394
Long-term Debt, less current portion	1,257,457	1,380,900	3,237,744	10,540,694	101,901

Total Liabilities	24,870,295	26,693,917	47,350,653	41,161,846	49,868,278
Minority Interests	-	-	-	-	600,000
Total Stockholders’ Equity (Deficit)	(4,227,592)	6,697,036	21,958,268	52,829,207	22,354,653

Total Liabilities and Stockholders’ Equity (Deficit)	$20,642,703	$33,390,953	$69,308,921	$93,991,053	$72,822,931

(1) Includes the results of operations of acquired companies following their respective dates of acquisition (see Note 1 to the accompanying Consolidated Financial Statements).

(2) Reclassifications have been made to prior year amounts for presentation of discontinued operations.

(3) Includes compensation expense related to the adoption of FAS 123R of $97,663, $843,962 and $1,623,714 in the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

(4) Includes asset impairment charges from discontinued operations of $25,702,192 and $2,627,635 in the fiscal years ended March 31, 2007 and 2006, respectively. No additional charges were recorded in the fiscal years ended March 31, 2009, 2008 and 2005.

(5) Includes goodwill, net of impairment charges, of $9,015,796, $27,556,889, and $14,035,396 at March 31, 2007, 2006 and 2005, respectively.

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

The following is a discussion and analysis of 1) our results of operations for the fiscal years ended March 31, 2009, 2008 and 2007, 2) our financial position at March 31, 2009, and 3) the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

Overview

Mobilepro Corp., incorporated under the laws of the State of Delaware in July 2000, is a holding company with subsidiaries in the telecommunications, pay telephone and online gaming industries and an affiliate in the software industry. We previously operated in three industry segments prior to the sale of our broadband wireless and Internet subsidiaries as discussed below. Together with its consolidated subsidiaries, Mobilepro Corp. is hereinafter referred to as “Mobilepro” or the “Company”.

The Company’s voice services segment has included the operations of CloseCall America, Inc. (“CloseCall”), a Stevensville, Maryland-based integrated telecommunications  carrier , Davel Communications, Inc. (“Davel”), a Cleveland, Ohio-based independent payphone provider, and American Fiber Network, Inc. (“AFN”), an integrated telecommunications carrier and data processor based in Overland Park, Kansas. The Company’s Internet services segment previously included DFW Internet Services, Inc. (“DFW”, doing business as Nationwide Internet), an Irving, Texas-based Internet services provider, its acquired Internet service provider subsidiaries, and InReach Internet, Inc. (“InReach”), an Internet service provider based in Stockton, California. The Company’s municipal wireless networks operations were conducted primarily by a wholly owned subsidiary, NeoReach, Inc. (“NeoReach”), and its subsidiary, Kite Networks, Inc. (“Kite Networks”, formerly known as NeoReach Wireless, Inc.). The wireless networks segment also included the operations of the Company’s subsidiary, Kite Broadband, LLC (“Kite Broadband”), a broadband wireless service provider. Both Kite Networks and Kite Broadband were based in Ridgeland, Mississippi. The corporate segment has included our Internet gaming and mobile content subsidiary, ProGames Network, Inc. (“ProGames”), that we founded in December 2005.

On June 30, 2007, the Company entered into a Purchase Agreement (the “USA Agreement”) with United Systems Access, Inc. (“USA”), pursuant to which USA agreed to acquire all of the outstanding shares of CloseCall and AFN (the Company’s “Integrated Telecom Business”, which was previously included in the voice services business segment) and all of the outstanding shares of DFW and InReach (together these companies comprised the Company’s Internet services provider business segment, or “ISP Business”). The sale of the ISP Business was completed on July 18, 2007. The sale of the Integrated Telecom Business was subject to the receipt of certain regulatory approvals, which was originally expected to be obtained by the end of calendar year 2007.  On January 14, 2008, the Company received notice from USA purporting to terminate the USA Agreement with respect to the sale of the Integrated Telecom Business, but provided that USA remained interested in discussing terms upon which it would purchase the Integrated Telecom Business (see “Sale of the ISP and Integrated Telecom Business” below). USA was unable to complete the purchase on terms acceptable to the Company and, as a result of this default, the Company subsequently terminated the sale of its Integrated Telecom Business to USA.

On July 8, 2007, the Company entered into a Purchase Agreement (the “Gobility Agreement”) with Gobility, Inc. (“Gobility”), pursuant to which Gobility acquired all of the outstanding shares of NeoReach and Kite Networks, and all of the outstanding membership interests in Kite Broadband (together these companies have comprised the Company’s wireless networks business segment, or “Wireless Networks Business”). As further discussed below, Gobility is in default with respect to its obligation to obtain funding and to pay amounts due under certain equipment obligations and leases for which the Company is a co-obligor. The Company is currently cooperating with Gobility in its efforts to sell the assets of Kite Networks in order to satisfy these obligations (see “Sale of Wireless Networks Business “ below).

On June 30, 2007, Davel sold approximately 730 operating payphones to an unaffiliated payphone operator. On September 7, 2007, Davel sold an additional 21,405 payphones to Sterling Payphones, LLC (“Sterling”). Sterling also assumed certain liabilities of Davel. Effective September 30, 2007, Davel sold an additional 300 payphones. Following these transactions, Davel’s remaining operations have been significantly reduced. Davel’s remaining operations are being continued and Davel is pursuing the recovery of certain claims including the AT&T Corporation (“AT&T”), Sprint Communications Company, LP (“Sprint”) and Qwest Communications Company, Inc. (“Qwest”) claims described in Item 3, “Legal Proceedings”.

Current Business Conditions

Our acquisition strategy that began five years ago was executed with one primary objective being the establishment of a viable telecommunications company with sufficient credibility to be considered for selection by cities for the deployment, ownership and management of broadband wireless networks. The effectiveness of our business plan execution was initially confirmed by the selection by Tempe, Arizona of Kite Networks (formerly NeoReach Wireless) for its network. Subsequently, we were selected by several other cities for the deployment, ownership, and management of such networks and substantially completed citywide wireless networks deployments in Farmers’ Branch, Texas, and Longmont, Colorado.

However, most of our acquired businesses, including the Wireless Networks Business, experienced declining revenues. Although restructuring measures helped to control other operating expenses, we were unable to reduce the corresponding costs of services sufficiently to maintain profitability.  In addition, we funded the start-up and operations of the municipal wireless networks and online gaming businesses without these companies achieving expected revenues. Because the cash required to fund the continuing operating losses and to complete the build-out of planned municipal wireless networks exceeded the Company’s available capital, the Company signed agreements to sell substantial portions of its operations to several unaffiliated buyers during the fiscal year ended March 31, 2008.

The Company has historically lost money.  Our accumulated deficit at March 31, 2009 was $106,992,868. In the fiscal years ended March 31, 2009, 2008 and 2007, we sustained net losses of $11,360,021, $18,361,602 and $45,898,288, respectively.  In addition, the amounts of cash used in operations during fiscal years ended March 31, 2009, 2008 and 2007 were $70,223, $3,558,996 and $6,558,708, respectively. The decline in cash used in operation was largely due to the reduction in corporate expenses and the elimination of cash used for discontinued operations. The Company also received $810,215 of receipts in the fiscal year ended March 31, 2009 relating to claims involving over-billings by certain telecommunications carriers of Davel in violation of regulatory rulings (“Regulatory Receipts”), including $718,314 received from Qwest in the second fiscal quarter (see Item 3, “Legal Proceedings”). Although the Company continues to operate the Integrated Telecom Business which has been consistently profitable and able to generate significant cash flow for the Company, we are likely to continue to experience liquidity and cash flow problems due to the Company’s current debt service requirements, including amounts due under the remaining equipment obligations and leases of the former Wireless Networks Business.

Historically YA Global Investments, L.P. (“YA Global”, f/k/a Cornell Capital Partners, L.P.) was a significant source of capital for the Company, providing financing in several forms. During fiscal 2007, we borrowed funds under a series of convertible debentures. The total amount owed to YA Global under the debentures at March 31, 2007 was $18,149,650. In May 2007, we borrowed $1,100,000 from YA Global under a promissory note in order to help bridge our cash flow shortfall during the first quarter of fiscal year 2008. This promissory note and accrued interest were repaid in July 2007. Using shares of our common stock registered on Form S-3 in November 2006, we made principal and interest payments on the debentures that totaled $4,880,489 during the fiscal year ended March 31, 2007, and that totaled $1,967,908 from April 2007 through May 2007. However, the supply of registered shares available for the conversion of the debentures was exhausted.  We made additional cash payments of principal and interest on the debentures that totaled $4,149,651 during the fiscal year ended March 31, 2008, primarily from the proceeds of the sale of the ISP Business and payphone assets discussed below. However, the Company was unable to make the weekly scheduled principal payments of $375,000 plus interest commencing February 1, 2008 and made partial payments of interest aggregating $200,000 on May 2 and June 4, 2008.  Effective June 30, 2008, the Company issued a secured convertible debenture to YA Global (the “Convertible Debenture”) with an aggregate principal balance of $13,391,175, replacing the former convertible debentures. The Convertible Debenture provides for monthly payments of interest at 12% with the remaining principal balance due on May 1, 2009. During the fiscal year ended March 31, 2009, the Company made the monthly interest payments and YA Global converted $324,840 of principal into common stock. We believe such shares are tradable by YA Global pursuant to Rule 144 of the Securities Act of 1933 (the “Securities Act”). The total principal and accrued interest amounts owed to YA Global under the Convertible Debenture at March 31, 2009 was $13,066,355 and $136,260, respectively. The Convertible Debenture continues to be secured by substantially all of the assets of the Company.

The Company has not paid the outstanding principal balance relating to the Convertible Debenture that was due on May 1, 2009 and has entered into a forbearance agreement which expired on June 1, 2009.  We subsequently obtained an extension of the forbearance agreement through June 5, 2009. However, we have been unsuccessful in obtaining a further extension of the maturity date or a modification to the payment terms.  As a result, Mobilepro is in default of its obligations under the Convertible Debenture owed to YA Global and, given current market conditions and Mobilepro’s financial condition, obtaining the required financing to retire the Convertible Debenture is unlikely to occur in the immediate future.  In the event YA Global declared the debt to be in default interest would accrue at the default rate of 24% per annum. YA Global has informed the Company that it intends to exercise its rights as the Company’s senior secured creditor.  Such rights include, but are not limited to, foreclosing on the assets of the Company. In such event the Company will not have the ability to continue as a going concern.

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

In December 2006, we engaged an investment banking firm to assist in evaluating strategic alternatives for the wireless networks business conducted by its Kite Networks and Kite Broadband subsidiaries. Efforts to secure investment capital for this business or to find a willing buyer resulted in the sale of the Wireless Networks Business to Gobility, Inc. (“Gobility”) on July 8, 2007. The purchase price was $2.0 million, paid in the form of a debenture that is convertible into shares of Gobility common stock (the “Gobility Debenture”) at a rate of $5.00 per share, or such lower price, if Gobility issues common stock or securities convertible into common stock at a price that is less than $5.00 per share. Unless converted, the Gobility Debenture matures July 8, 2009 with annual interest at 8%.

Under the terms of the Gobility Debenture, Gobility was required to raise at least $3.0 million in cash no later than August 15, 2007. Prior to closing, the Company received a reliance letter from Wingfield Corporation, N.V. (“Wingfield”), a Brussels, Belgium-based merchant bank, stating that such financing was forthcoming. To date, Gobility has not obtained financing from Wingfield or any other source and is in default with respect to the Gobility Debenture. As a result of this default, the Company has the right but not the obligation to repurchase the Wireless Networks Business with the surrender of the Gobility Debenture and the payment of nominal additional consideration. In addition to its inability to obtain the required financing, Gobility has been unable to fund its operations including the payment of amounts due under a series of capital equipment leases and other equipment-related obligations. Because the equipment leases and other equipment purchases were co-signed by Mobilepro, if Kite Networks fails to pay the leases, absent any other defenses it may have, the Company could be obligated to pay the obligations relating to the equipment leases and equipment purchases. As a result of these defaults by Gobility, the Company has written off the $2.0 million Gobility Debenture and has recorded the capital leases and equipment-related obligations as liabilities in connection with the sale. The Company has also recorded the certificates of deposits securing the equipment lease obligations during its fiscal year ended March 31, 2008.

The Company is currently cooperating with Gobility in its efforts to sell the assets of Kite Networks in order to pay the obligations relating to the equipment leases and other equipment. In September 2007, the Company was required to make lease payments totaling $64,165. On March 10, 2008, Gobility sold the assets of the wireless network in Longmont, Colorado, and the Company received the related proceeds in the form of promissory notes from the purchaser totaling $1,800,000. In addition, the Company entered into a forbearance agreement with the principal equipment vendor and agreed to pay the $1,591,978 equipment obligation, with interest at the prime rate, and a related lease obligation in the principal amount of $149,749.  In March 2008, the Company also satisfied the terms of one of the leases relating to the Tempe, Arizona wireless network with an aggregate principal balance of $318,595, plus accrued interest, by paying $93,000 in cash and having the $250,000 certificate of deposit that secured the lease applied thereto. As a result of the sale to Gobility and these transactions, the Company recorded a net loss on the sale of its Wireless Networks Business of $3,433,843 that was reported in the loss on sale of discontinued operations for the fiscal year ended March 31, 2008. Given the lack of progress by Gobility in selling assets over the past six months, we do not currently expect any further asset sales by Gobility.

On August 1, 2008, the Company executed a promissory note and release with Data Sales Co., Inc. (“Data Sales”) in the principal amount of $330,000. The note is in full satisfaction of a $1,231,138 lease obligation for which the Company was a co-borrower with Kite Networks and reflects the impact of a sale of certain uninstalled wireless equipment by Data Sales to an unaffiliated third party purchaser that was consummated in July 2008.  The Company recorded a gain of $901,138 in the second fiscal quarter of the year ended March 31, 2009 as a result of the transaction.

The Company continues to cooperate with Gobility in its efforts to sell the remaining assets of Kite Networks; however such efforts have been minimal over the past six months.  In the event Gobility is unsuccessful in its attempts to sell the remaining assets and satisfy the equipment lease obligations, the Company, subject to any defenses it might have, could be required to make the payments on the remaining equipment leases. At March 31, 2009, the amounts recorded on the consolidated balance sheet relating to the capital lease obligations, accrued interest, and the note payable and equipment obligation were $2,385,736, $447,412 and $1,613,647, respectively. The Company has also recorded the certificates of deposits securing the lease obligations in the aggregate amount of $937,664 at March 31, 2009 and 2008 in the Company’s consolidated balance sheets.

Sale of the ISP and Integrated Telecom Businesses

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

We received letters of interest regarding the acquisition of the CloseCall, AFN, DFW and InReach (the “Wireline Businesses”) and several potential purchasers conducted due diligence activities. This process resulted in the execution of an agreement to sell the Wireline Businesses to USA on June 30, 2007 (the “USA Agreement”).

Pursuant to the USA Agreement, we closed the sale of the ISP Business to USA on July 18, 2007, and received cash proceeds of $2,500,000, a promissory note for $2,000,000 (the “USA Note”) and 8,100 shares of preferred stock of USA convertible into 7.5% of the fully diluted shares of USA’s common stock (the “USA Preferred”) initially valued at $5,763,893. Simultaneously, we used $2,000,000 of this cash to pay down principal and accrued interest owed to YA Global under the promissory note and debentures.

Completion of the sale of CloseCall and AFN required the receipt of certain state regulatory approvals before it could be completed.   Pursuant to a management agreement that was signed in July 2007 (the “USA Management Agreement”), USA operated the Integrated Telecom Business, retained any cash provided by the operations of these companies and funded any cash requirements of the companies pending completion of the sale of these companies. In addition, USA was required to make debenture interest payments to YA Global on the Company’s behalf during the term of the USA Management Agreement based on an assumed principal balance of $17.4 million at an interest rate of 7.75%.

Upon the close and pursuant to the terms of the USA Agreement, we expected to receive cash proceeds of $19.4 million, including payment of the $2.0 million USA Note. On January 3, 2008, the Company entered into an amendment to the USA Note. USA made payments of $500,000 each on January 4 and January 11, 2008 with the remaining balance of $1,000,000, together with accrued interest at the rate of 7.75%, due on the earlier of the date of the closing of the sale of the Integrated Telecom Business or March 31, 2008. Of the $1,000,000 of payments, the Company received $125,000 and the remaining $875,000 was used to pay principal and interest on the convertible debentures due to YA Global.

On January 14, 2008, the Company received notice from USA purporting to terminate the USA Agreement with respect to the sale of the Integrated Telecom Business, but provided that USA remained interested in discussing terms upon which it would complete the purchase.  The Company had been in communications with USA and disputes the validity of the claims alleged for the purported termination, which include the alleged failure to obtain certain regulatory and contractual approvals and the alleged breach of certain representations and warranties set forth in the USA Agreement. The Company believes the purported termination was in bad faith and is pursuing certain legal and equitable remedies available to it against USA. Despite the on-going discussions with USA, the Company re-assumed operating control of AFN and CloseCall and has terminated the agreement to sell its Integrated Telecom Business to USA in the fourth quarter of the fiscal year ended March 31, 2008.

USA did not pay the remaining principal balance of $1,000,000 or the accrued interest due on the USA Note on March 31, 2008. In July 2008, the Company revised the payment terms relating to the USA Note and received payments totaling $200,000. The remaining principal balance and accrued interest at 12% per annum was due on December 29, 2008.  USA has not paid the balance due on the USA Note and certain other receivables and has advised the Company that USA is being indemnified for the amounts due and owing under the USA Note by its former Chief Executive Officer, L. William Fogg.  Mr. Fogg, and his wholly owned company, Nationwide Acquisition Corp. are alleged to be the successors in interest to the ISP Business previously sold to USA.  Mr. Fogg has disputed the amount due under the USA Note and alleges the right to certain setoffs against the amounts due and owing the Company.  Mr. Fogg and Nationwide Acquisition Corp. have filed a declaratory judgment lawsuit against the Company, AFN, CloseCall and USA relating to various amounts owed to the Company including the USA Note.  USA is in default with respect to the USA Note, which provides for interest at a default rate of 18% per annum.  During the fiscal year ended March 31, 2009, the Company wrote down the carrying value of the USA Note and other amounts due from USA by $345,534. Subsequent to year end, on June 8, 2009, the Company entered into a settlement agreement with both Fogg and USA with respect to certain matters (see paragraph 7 of Item 3 – “Legal Proceedings”).

The loss incurred in connection with the sale of the ISP Business, after adjustment for the termination of the sale of the Integrated Telecom Business, of $2,424,785 is included in the loss on sale of discontinued operations in the fiscal year ended March 31, 2008 in the Company’s consolidated statements of operations.

Discontinued Operations

In the quarter ended March 31, 2009 the Company reclassified the assets and liabilities of its Integrated Telecom Business, along with the remaining net liabilities of the Wireless Networks Business for which the Company is co-obligor, to continuing operations. Previously those assets and liabilities were classified as “held for sale” at December 31, 2008 and at the end of each prior annual and quarterly reporting period. In addition, the operating results of the Integrated Telecom Business which were previously reported in discontinued operations have been reclassified to continuing operations for all periods presented in this Annual Report on Form 10K.  At the time of reclassification, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company recognized $235,157 of additional depreciation and amortization expense that would have been recognized in the fiscal year ended March 31, 2008 if the assets and liabilities had been classified as held and used. The Company also wrote down the carrying value of goodwill in the quarter ended March 31, 2009 which reduced the net assets of the Integrated Telecom Business to its fair value at the date the net assets were reclassified to continuing operations (see Note 5 to the consolidated financial statements).

The Wireless Networks Business and the ISP Business were sold in the fiscal year ended March 31, 2008. The operating results, including the gain or loss on sale of these businesses, are included in discontinued operations in the Company’s consolidated statements of operations for all fiscal years presented in this Annual Report on Form 10K. In addition, at the end of each fiscal year prior to the dates of sale, the assets and liabilities of the Wireless Networks Business and the ISP Business are reported in assets and liabilities of companies held for sale in the Company’s consolidated balance sheets.

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

Asset Impairment Charges

During the fourth quarter of the fiscal year ended March 31, 2009, there was a decline in the operating performance of the Integrated Telecom Business. In addition, the Company was previously engaged in negotiations to sell the business which did not materialize. As a result, management reviewed the carrying values of the net assets of the Integrated Telecom Business  at March 31, 2009 and determined that an adjustment for goodwill impairment was appropriate. The Company estimated the fair value the reporting unit, as determined under Statement of Financial Accounting Standards ("SFAS") No. 142, “Goodwill and Other Intangible Assets”, using a model developed by the Company which incorporates growth rates and other adjustments to base revenues and expenses to estimates future cash flows, and applied a discount rate to those estimated cash flows. The Company recorded an impairment charge in the amount of $8,764,065 at March 31, 2009, to write down goodwill and the net assets of the Integrated Telecom Business to fair value. The asset impairment charge recorded for the fiscal year ended March 31, 2009 was included in operating costs and expenses of continuing operations in the Company’s consolidated statements of operations.

Notwithstanding our efforts to restructure and improve operations, during the fiscal year ended March 31, 2007, the Wireless Networks Business, the ISP Business and Davel did not perform as expected. In addition, as discussed above, the Company was engaged in negotiations for the sale of all of these businesses. As a result, management reviewed the carrying values of the assets of these businesses during fiscal year 2007 and determined that adjustments for goodwill and other asset impairment were appropriate. The Company recorded impairment charges in the total amount of $27,275,987 during the fiscal year ended March 31, 2007, including $17,745,303 representing the entire amount of goodwill and other intangible assets related to Wireless Networks, $6,474,889 relating to the goodwill of the ISP Business, $1,482,000 relating to certain deployed wireless network equipment of Kite Networks, and $1,573,795 relating to certain payphone equipment and location contracts of Davel. Of the total asset impairment charges recorded for the fiscal year ended March 31, 2007, $25,702,192 of this amount was included in the loss from discontinued operations and $1,573,795 was included in operating costs and expenses relating to continuing operations.

Critical Accounting Policies

We consider the accounting policies related to the disposal of long-lived assets, discontinued operations, the valuation of goodwill and other intangible assets, transactions related to our debt and equity financing activity, and revenue and related cost recognition to be critical to the understanding of our results of operations.  Critical accounting policies include the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions.  We prepare our financial statements in conformity with U.S. generally accepted accounting principles.  As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available.  These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.  Actual results could be different from these estimates.

Our estimates relating to the valuation of goodwill are particularly significant due to the materiality of goodwill as compared to our total assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to test goodwill for impairment at least annually or on an interim basis if an indicator of impairment is present. Accordingly, the Company evaluates the carrying value of goodwill for impairment annually as of March 31st. To test goodwill for impairment, the Company is required to estimate the value, as determined under SFAS No. 142, of the Integrated Telecom Business, its principal reporting unit. Since quoted market prices in an active market are not available for the Integrated Telecom Business, the Company uses other valuation techniques. The Company has developed a model to compute an estimate of the value, as determined under SFAS No. 142, by incorporating a discounted cash flow valuation technique. This model incorporates the Company’s estimates of future cash flows and discounts those estimated future cash flows.

At March 31, 2008, the Company tested goodwill for impairment by comparing the carrying value of the Integrated Telecom Business to the estimated fair value using the model developed by the Company. The model incorporates growth rates and other adjustments to the most recent year’s revenues and expenses of the Integrated Telecom Business as a basis for estimating the future cash flows of the reporting unit. In estimating future cash flows, we assumed the revenues and the related cost of services (excluding depreciation and amortization) of the Integrated Telecom Business would increase at an annual rate of 5% per year based on the increase in revenues in fiscal year 2008. We also assumed that base year operating expenses, excluding non-cash and nonrecurring items, would increase at a lower rate of 2% per year due to expected cost containment efforts. We then reduced the results of the projected operating income (before interest, depreciation and amortization) by estimated capital expenditures of $100,000 per year to arrive at the estimated future cash flows of the Integrated Telecom Business for each of the next five years. We also estimated the terminal value of the Integrated Telecom Business at the end of year five using a multiple of year five estimated future cash flows. The Company discounted the estimated annual future cash flows and the terminal value of the reporting unit at the end of year five using a discount rate of 10% to arrive at the fair value of the reporting unit. The discount rate was determined based on the Company’s estimated cost of capital and market conditions at that time. Finally, we compared the estimated fair value of the reporting unit to the carrying value, including goodwill. Since the estimated fair value exceeded the carrying value, no adjustment to goodwill was required at March 31, 2008.

At March 31, 2009, the Company tested goodwill for impairment using the same methodology that was used at March 31, 2008. The Company used fiscal year 2009 revenues and expenses, excluding non-cash and nonrecurring items, as a basis for estimating future annual cash flows. In estimating such cash flows, we assumed that revenues and the related cost of services (excluding depreciation and amortization) would increase by 2% in year one of the projection period and decrease by 2% per year thereafter due to the decline in revenues in fiscal 2009 and the Company’s expectations regarding an economic recovery. We also assumed that operating expenses will decline by 5% in year one and by 2% per year thereafter based on the Company’s plans to reduce expenses. Since capital expenditures were nominal in fiscal 2009, we reduced projected capital expenditures to $25,000 per year to arrive at the estimated future cash flows of the Integrated Telecom Business. At March 31, 2009, we used a discount rate of 15%, based on changes in market conditions and the increase in our cost of capital, to arrive at the estimated fair value of the Integrated Telecom Business based on the present value of estimated future cash flows. When we compared the estimated fair value of the Integrated Telecom Business to the carrying value of this reporting unit, including goodwill, an impairment of goodwill was indicated. As a result, we allocated the fair value of the reporting unit to the assets and liabilities of the reporting unit, other than goodwill, based on their relative fair values and allocated the excess amount to goodwill to determine the implied fair value of goodwill. The implied fair value of goodwill exceeded the recorded amount by $8,764,065. Therefore, the Company wrote down the carrying value of goodwill and recorded a goodwill impairment expense equal to this amount at March 31, 2009.

As discussed above, the valuation of goodwill and the recognition of impairment expense associated with goodwill are dependent upon our estimates of the future discounted cash flows for the Integrated Telecom Business. Such estimates are based on our judgment regarding the appropriate discount rate and the assumptions used to estimate future cash flows. Accordingly, the fair value of goodwill and the amount of the goodwill impairment expense would vary if different assumptions were used. An increase or decrease of $100,000 in the estimated annual future cash flows would result in a change in the amount of the asset impairment expense of approximately $681,000. Similarly, a 1% change in the discount rate would result in a change in the amount of the asset impairment expense of approximately $500,000.

During the years ended March 31, 2009, 2008 and 2009, there have been no significant changes in our critical accounting policies.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for the Company’s fiscal year beginning April 1, 2008 (April 1, 2009 with respect to certain non-financial assets and liabilities), and interim periods within such fiscal years. The adoption of SFAS No. 157 for financial assets and liabilities in the first quarter of the current fiscal year did not have a material effect on the Company’s financial position or results of operations as the Company does not have any material financial assets or liabilities measured at fair value.

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

Results of Operations and Financial Condition

The results of continuing operations include the operating results of Mobilepro, AFN, CloseCall, Davel and ProGames. Due to the sale of a majority of Davel’s payphones in September 2007, the operating results for the fiscal years ended March 31, 2009 and 2008 are not comparable. The amounts applicable to substantially all revenue and expense catagories declined as a result of the significant curtailment in operations following the sale in fiscal 2008.  Results of discontinued operations include the operating results of the ISP Business and Wireless Networks Business. The operating results of the current and prior fiscal year are not comparable due to the sale of the ISP Business and Wireless Networks Business in the second quarter of the fiscal year ending March 31, 2008.

We realize that effective analysis of our operations with an approach of comparing results for a current period with the results of a corresponding prior period may not be helpful in understanding our financial condition and results of operation in light of the recent sale of certain of our subsidiaries. In order to analyze ourselves, we focus not only on achieving increases or decreases in the amounts of net income/(loss) and EBITDA, but emphasize the change of net income/(loss) per share.

The Fiscal Years Ended March 31, 2009 and 2008

Consolidated revenues of continuing operations for the fiscal year ended March 31, 2009 were $30,857,981 compared with revenues of $45,770,689 in the prior year, a decrease of $14,912,708, or 32.6%. This was primarily due to a $9,281,094 decrease in Davel’s revenues and a $5,760,833 decrease in the revenues of the Integrated Telecom Business. As discussed above, during the prior fiscal year we sold most of Davel’s remaining operational payphones in a series of transactions, that included the sale of approximately 21,700 payphones in September 2007. The operating results related to the assets sold are reflected in the consolidated statement of operations for the fiscal year ended March 31, 2008 through the sale dates. For the year ended March 31, 2009, Davel’s revenues included $810,215 of Regulatory Receipts compared to $250,000 of Regulatory Receipts last year.  The decline in revenues relating to the Integrated Telecom Business was due to a reduction in the number of business lines and residential customers and, to a lesser extent, to reductions applicable to the bundling of services billed to customers. These declines were also affected by competition from incumbent local exchange carriers (“ILECs”) and the current economic recession, particularly as it relates to revenues from the temporary housing market. The decline in revenues of the Integrated Telecom Business was offset in part by an increase in software sales.

The cost of services (excluding depreciation and amortization) for the fiscal year ended March 31, 2009 of $20,356,273, expressed as a percentage of corresponding revenues, was 66.0% compared with $29,220,570, or 63.8% of revenues in the prior fiscal year. The dollar decrease in cost of services was principally due to the decline in revenues discussed above, including the effects of the sale of Davel’s payphones.  The higher cost of services expressed as a percentage of revenues was primarily due to the decline in Davel’s revenues which have a lower percentage cost of services than the Integrated Telecom Business.

Payroll, professional fees and related expenses (exclusive of stock compensation) declined by $7,274,507 from $14,108,986 in the fiscal year ended March 31, 2008 to $6,834,479 in the current year. Excluding Davel, these expenses declined by $2,474,922, or 28.3%. Professional fees (other than Davel’s) decreased by $1,479,044 as a result of a decrease in legal fees due to cost reduction efforts as well as reductions in audit and consulting fees applicable to compliance with the Sarbanes-Oxley Act of 2002. The decrease in professional fees was also due to $587,097 of fees incurred in fiscal 2008 relating to the USA Management Agreement with no corresponding amounts incurred in fiscal 2009. Payroll expense (other than Davel’s) also decreased by $767,244 as a result of reductions in personnel made during fiscal 2008 and 2009.

Office rent and expenses were $1,580,047 in fiscal 2009 compared to $2,304,462 in fiscal 2008, a decrease of $724,415, or 31.4%. The decrease consists primarily of a $272,345 decrease In Davel’s expenses and decreases in office supplies, telephone, customer billing and other office expenses.

Other general and administrative expenses were $1,759,802 in fiscal 2009 compared to $3,258,742 in fiscal 2008, a decrease of $1,498,940, or 46.0%.  This decrease includes $508,611 applicable to Davel and other decreases of $990,329 relating to the Company’s cost reduction efforts. The Company has re-evaluated the effectiveness of advertising strategy relating to contracts with local professional sports teams and has discontinued those programs. As a result the Company was able to reduce its advertising expense by $533,228 in fiscal 2009.

Depreciation and amortization expenses were $723,968 and $1,382,627 in the fiscal years ended March 31, 2009 and 2008, respectively, representing the reductions in depreciation of the costs of deployed payphones and the amortization of payphone location contracts resulting from the payphone sales in fiscal 2008. This decrease was offset in part by $235,157 of additional depreciation and amortization recorded in fiscal 2009 that would have been recognized if the assets of the Integrated Telecom Business had been classified as held and used in continuing operations in fiscal 2008.

Stock compensation expense decreased by $746,299, from $843,962 to $97,663 in the fiscal year ended March 31, 2009, due to the vesting of options and warrants granted in prior years and a reduction in the fair value of current year grants.

In the year ended March 31, 2009, the Company recorded an asset impairment charge of $8,764,065 to write down the carrying value of goodwill and the related carrying value of the Integrated Telecom Business. The Company estimated the fair value of the reporting unit, as determined under SFAS No. 142, using a model developed by the Company to estimate future cash flows and applied a discount rate to those estimated cash flows. During the fourth quarter of the fiscal year ended March 31, 2009, there was a decline in the operating performance of the Integrated Telecom Business. In addition, the Company was previously engaged in negotiations to sell the business which did not materialize. As a result, management revised its prior estimates of future cash flows and increased the discount rate to reflect the Company’s increase in its cost of capital and the decline in general economic conditions. Although the Company believes its estimates are reasonable, there may be additional write downs in goodwill if the Integrated Telecom Business does not perform as expected or there is a further decline in the economy. The Company was not required to record an asset impairment charge in the 2008 fiscal year.  Please see “Critical Accounting Policies” for more detail on this issue.

As discussed above the Company has significantly reduced its total operating costs and expenses of continuing operations for the fiscal year ended March 31, 2009. However these reductions were offset by $1,345,534 of expense relating to the write down in carrying value of notes receivable and an asset impairment charge of $8,764,065 to write down the carrying value of goodwill applicable to the Integrated Telecom Business to fair value. There were no comparable charges to expense in the prior fiscal year. The operating costs and expenses, excluding depreciation and amortization, included $169,838 and $510,704 for ProGames for the fiscal years ended March 31, 2009 and 2008, respectively. Corporate operating expenses, excluding stock compensation and the write down in notes receivable, were $1,138,371 in the current year compared to $2,124,252 in the prior fiscal year, reflecting the Company’s continuing efforts to reduce expenses.

Interest and other expense, net, was $1,562,740 for the year ended March 31, 2009 compared with $1,728,057 in the prior fiscal year. During the current fiscal year, we issued a new 12% convertible debenture to YA Global in the principal amount of $13,391,175, replacing the 7.75% convertible debentures that were previously outstanding, and paid $186,024 in financing fees. We also made principal payments of $392,980 on our other debt and retired $324,840 of principal on the debenture to YA Global using the Company’s common stock. During the fiscal year ended March 31, 2008, we retired principal owed under the YA Global debentures in the amount of approximately $4,801,000 and the YA Global promissory note in the amount of $1,100,000 that we issued in May 2007. We also retained $3,830,168 of capital leases and $1,591,978 of equipment obligations for which the Company was co-obligor following the sale of the Wireless Networks Business in July 2007. The major components of net interest and other expense for the fiscal years ended March 31, 2009 and 2008 are presented in the following schedule:

Type of Debt	2009	2008

Convertible debentures (at stated rates)	$1,464,400	$1,142,273
Convertible debentures (debt discount and financing cost amortization)	206,981	412,660
Capital lease and equipment obligations	321,547	396,092
Note payable to YA Global	-	25,315
Notes receivable – Microlog Corporation	(225,000)	(53,630)
Other notes receivable	(198,617)	(30,136)
Accretion of discount – USA Preferred Stock	-	(244,198)
Interest and Other (Income) Expense, net	(6,571)	79,681
	$1,562,740	$1,728,057

The loss from continuing operations for the year ended March 31, 2009 was $12,261,159, or $0.0131 per share, compared to a loss of $9,948,590, or $0.0129 per share in fiscal year 2008. As discussed above, the current year loss included a $1,345,534 write down of notes receivable and an asset impairment charge of $8,764,065. The current fiscal year loss from continuing operations also included our equity in the net loss of Microlog Corporation of $94,569. The prior year loss included a $2,778,906 loss on sale of assets relating to the Davel payphones and certain related liabilities and our equity in the net loss of Microlog Corporation since the date of acquisition of $92,967.

The income from discontinued operations for the fiscal year ended March 31, 2009 was $901,138, or $0.0010 per share, compared to a loss of $8,413,012, or $0.0109 in fiscal 2008. The current year income consists of a $901,138 gain on the sale of discontinued operations applicable to the settlement of one of the Kite Networks’ equipment leases. The prior year loss from discontinued operations includes a loss from operations through the dates of sale of the Wireless Networks Business and the ISP Business of $2,554,384. It also includes a $3,433,843 loss on the sale of the Wireless Networks Business, after a $1,602,447 reduction in the loss relating to the sale of the Longmont, CO wireless network in the fourth quarter of fiscal 2008, and a $2,424,785 loss on the sale of the ISP Businesses.

We reported a net loss of $11,360,021 for the year ended March 31, 2009, or $0.0121 per share, compared with a net loss of $18,361,602 for the fiscal year ended March 31, 2008, or $0.0238 per share.

The Fiscal Years Ended March 31, 2008 and 2007

Consolidated revenues of continuing operations for the fiscal year ended March 31, 2008 were $45,770,689 compared with revenues of $62,559,174 in the prior year, a decrease of $16,788,485, or 26.8%. This was primarily due to a $19,496,477 decrease in Davel’s revenues offset by a $2,677,260 increase in the revenues of the Integrated Telecom Business. As discussed above, during the fiscal year ended March 31, 2008 we sold most of Davel’s remaining operational payphones in a series of transactions, including the sale of approximately 21,700 payphones in September 2007. The operating results related to the assets sold are reflected in the consolidated statement of operations for approximately five months in fiscal 2008 through the sale dates. The increase in revenues relating to the Integrated Telecom Business was principally due to the acquisition of cellular telephone service contracts representing over 7,000 subscribers and certain related assets from TeleCommunication Systems, Inc. (“TCS”) effective in January 1, 2007.  Following the date of acquisition, there were approximately three months of such revenues included in operating results in the fiscal year ended March 31, 2007 compared to twelve months of revenues in fiscal 2008. The increase in revenues relating to TCS was partially offset by a reduction in revenues relating to residential customers.

The cost of services (excluding depreciation and amortization) for the fiscal year ended March 31, 2008 of $29,220,570, expressed as a percentage of corresponding revenues, was 63.8% compared with $36,820,779, or 58.9% of revenues in the prior fiscal year. The dollar decrease in cost of services was principally due to the decline in revenues discussed above, including the effects of the sale of Davel’s payphones.  The higher cost of services expressed as a percentage of revenues was primarily due to the decline in Davel’s revenues which have a lower percentage cost of services than the Integrated Telecom Business. There were also increases in software sales and other products of the Integrated Telecom Business that have a higher percentage cost of service than local and long-distance line service as well as lower margins resulting from the bundling of services billed to customers.

Payroll, professional fees and related expenses (exclusive of stock compensation) declined by $8,230,262 from $22,339,248 in the fiscal year ended March 31, 2007 to $14,108,986 in fiscal 2008. Excluding Davel, these expenses declined by $234,409, or 2.6%. This decrease consisted of a $669,405 decrease in payroll and related expenses offset by a $434,996 increase in professional fees. The decrease in payroll and related expenses (other than Davel’s) was a result of reductions in personnel made during fiscal 2008 and 2007. The increase in professional fees (other than Davel’s) was due to audit and consulting fees applicable to compliance with the Sarbanes-Oxley Act of 2002 and $587,097 of fees relating to the USA Management Agreement incurred in fiscal 2008 with no corresponding amounts incurred in fiscal 2007. These increases were offset in part by reductions in other professional fees.

Office rent and expenses were $2,304,462 in fiscal 2008 compared to $2,561,851 in fiscal 2007, a decrease of $257,389, or 10.0%. The decrease consists primarily of a $370,427 decrease in Davel’s expenses offset by increases in customer billing and other office expenses.

Other general and administrative expenses were $3,258,742 in fiscal 2008 compared to $4,609,274 in fiscal 2007, a decrease of $1,350,352, or 29.3%.  Davel’s expenses increased by $92,659 in fiscal 2008 due to a $330,178 federal excise tax refund applicable to prior year amounts paid on long distance services that were received in fiscal 2007. Excluding Davel, other general and administrative expenses decreased by $1,443.011. This decrease is primarily due to a $1,490,738 decrease in advertising and related expenses of the Integrated Telecom Business. In fiscal 2007 and 2008 the Company began to phase out a number of the Company’s advertising programs and promotional activities resulting in a significant reduction in expense.

Depreciation and amortization expenses were $1,382,627 and $3,397,840 in the fiscal years ended March 31, 2008 and 2007, respectively, representing the reductions in depreciation of the costs of deployed payphones and the amortization of payphone location contracts resulting from the payphone sales in fiscal 2008. This decrease also included a $235,157 reduction in depreciation and amortization in fiscal 2008 that would have been recognized if the assets of the Integrated Telecom Business had been classified as held and used in continuing operations during fiscal 2008.

Stock compensation expense decreased by $779,752, from $1,623,714 to $843,962 in the fiscal year ended March 31, 2008, due to the vesting of options and warrants granted in prior years and a reduction in the fair value of the fiscal year 2008 grants.

The Company has significantly reduced its total operating costs and expenses of continuing operations in the fiscal year ended March 31, 2008. The fiscal year 2007 amounts also included asset impairment charges of $1,573,795 relating to Davel’s payphone equipment and location contracts, and restructuring charges of $185,968 relating to reductions in personnel. There were no comparable charges in the 2008 fiscal year. Total operating costs and expenses, excluding depreciation and amortization, included $510,704 and $428,435 for ProGames in the fiscal years ended March 31, 2008 and 2007, respectively. Corporate operating expenses, excluding stock compensation and restructuring charges, were $2,124,252 in fiscal 2008 compared to $2,606,757 in fiscal 2007, reflecting the Company’s continuing efforts to reduce expenses.

Interest and other expense, net, was $1,728,057 for the year ended March 31, 2008 compared with $2,474,309 in the prior fiscal year. During the fiscal year ended March 31, 2008, we retired principal owed under the YA Global debentures in the amount of approximately $4,801,000 and the YA Global promissory note in the amount of $1,100,000 that we issued in May 2007.  We also retained $3,830,168 of capital leases and $1,591,978 of equipment obligations for which the Company was co-obligor following the sale of the Wireless Networks Business in July 2007.  During the 2007 fiscal year, we issued new debentures to YA Global in the principal amount of $7,000,000, less $505,000 in financing fees. We also completed the retirement of notes payable to YA Global in the aggregate amount of $3,600,000 and retired $4,000,000 of principal on the debentures to YA Global using the Company’s common stock. The major components of net interest and other expense for the fiscal years ended March 31, 2008 and 2007 are presented in the following schedule:

Type of Debt	2008	2007

Convertible debentures (at stated rates)	$1,142,273	$1,332,439
Convertible debentures (debt discount amortization)	264,110	893,322
Convertible debentures (stock issuance discounts)	148,550	367,443
SEDA Draw Discounts	-	137,795
Capital lease and equipment obligations	396,092	-
Note payable to YA Global	25,315	25,074
Notes receivable – Microlog Corporation	(53,630)	-
Other notes receivable	(30,136)	-
Accretion of discount – USA Preferred Stock	(244,198)	-
Interest and Other (Income) Expense, net	79,681	(281,764)
	$1,728,057	$2,474,309

The loss from continuing operations for the year ended March 31, 2008 was $9,948,590, or $0.0129 per share, compared to a loss of $13,437,205, or $0.0222 per share in fiscal year 2007.  The fiscal year 2008 loss included a $2,778,906 loss on sale of assets relating to the Davel payphones and certain related liabilities and our equity in the net loss of Microlog Corporation since the date of acquisition of $92,967.  The fiscal year 2007 loss included $1,573,795 of asset impairment charges, $185,968 of restructuring charges and a $409,601 loss on extinguishment of debt relating to the refinancing of the $15 million debenture.

The loss from discontinued operations for the fiscal year ended March 31, 2008 was $8,413,012, or $0.0109 per share, compared to $32,461,083, or $0.0538 per share in fiscal 2007. The fiscal year 2008 loss includes a $3,433,843 loss on the sale of the Wireless Networks Business, after a $1,602,447 reduction in the loss relating to the sale of the Longmont, CO wireless network in the fourth quarter of fiscal 2008, and a $2,424,785 loss on the sale of the ISP Businesses. The fiscal year 2007 loss from discontinued operations included asset impairment charges of $25,702,192, including $19,227,303 relating to the Wireless Networks Business and $6,474,889 relating to the ISP Business.

We reported a net loss of $18,361,602 for the year ended March 31, 2008, or $0.0238 per share, compared with a net loss of $45,898,288 for the fiscal year ended March 31, 2007, or $0.0760 per share.

Liquidity and Capital Resources

During the fiscal year ended March 31, 2009, the balance of unrestricted cash and cash equivalents decreased by $652,987 to $1,419,130.

Although the Company had a net loss of $11,360,021 during the fiscal year ended March 31, 2009, net cash used in operations was $70,223. The net loss included significant non-cash expenses that reduced actual cash used in operations. Non-cash expenses consisted of asset impairment charges of $8,764,065 relating to the goodwill of the Integrated Telecom Business, a $1,345,534 write down in the carrying value of notes receivable, $723,968 of depreciation and amortization, and other non-cash expenses totaling $630,177. There was also a non-cash gain on sale of discontinued operations of $901,138 applicable to the settlement of one the Kite Networks equipment leases. Net cash used in operating activities included $727,192 of cash provided from changes in working capital, principally due a $909,508 reduction in restricted cash resulting from the release of cash collateral from letters of credit that we were not required to renew and a cash distribution received from the escrow account established in connection with the sale of Davel’s payphones.

The net cash used in operations included cash generated by the Integrated Telecom Business which was used primarily to help fund the $1,431,577 of interest paid in fiscal 2009, including amounts paid to YA Global.  The net cash used in operations also included $810,215 of Regulatory Receipts relating to claims by Davel against certain telecommunication carriers which was used to help fund the Company’s corporate expenses.

The amount of cash used in investing activities relating to capital expenditures was nominal in the fiscal year ended March 31, 2009.  The Company does not expect capital expenditures to be significant in the future.

Our financing activities for the fiscal year ended March 31, 2009 used net cash of $579,004. Cash used in financing activities included $392,980 in cash to pay principal on debt obligations, including the notes payable and equipment and capital lease obligations relating to the Wireless Networks Business. Cash used in financing activities also includes $186,024 of financing costs incurred in connection with the refinancing of the YA Global debt on June 30, 2008 as described below.

Our history of net losses, our lack of a sufficient corporate credit history with significant suppliers and the uncertain payback associated with investments in municipal wireless networks has proved to be significant obstacles to overcome in our search for capital. Nevertheless, YA Global has been a significant source of capital for the Company. On June 30, 2006, we issued an amended 7.75% secured convertible debenture in the amount of $15,149,650 to YA Global, replacing a convertible debenture with an outstanding principal amount of $15,000,000 (and accrued interest of approximately $149,650) that was issued to YA Global in May 2005.

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

During the fiscal year ended March 31, 2009, the Company issued 629,042,857 shares of common stock in satisfaction of $324,840 in principal relating to the Convertible Debenture. Subsequent to March 31, 2009, YA Global converted an additional $87,710 of principal into 290,700,000 shares of common stock. Such shares are tradable by YA Global pursuant to Rule 144 of the Securities Act of 1933 (the “Securities Act”)

The Company did not pay the remaining principal balance of $13,029,175 that was due on May 1, 2009.  On May 5, 2009, the Company executed an agreement with YA Global, pursuant to which YA Global has agreed to forbear from enforcing its rights and remedies against the Company under the Convertible Debenture and related agreements through June 1, 2009. Although a further forbearance through June 5, 2009 was executed by YA Global, it has verbally advised the Company that it does not intend to provide additional forbearance and that it intends to enforce its rights and remedies as senior secured creditor against the Company.

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

On August 1, 2008, the Company executed a promissory note and release with Data Sales in the principal amount of $330,000. The note is in full satisfaction of $1,231,138 of the equipment lease obligations of Kite Networks and reflects the impact of a sale of certain uninstalled wireless equipment by Data Sales to an unaffiliated third party purchaser that was consummated in July 2008.  The note, as amended, requires seven monthly payments of $10,000 through March 1, 2009 and sixteen monthly payments of $7,000 thereafter and accrues interest at the rate of twelve percent. The unpaid principal balance and accrued interest is due and payable on July 31, 2010. The Company recorded a gain of $901,138 in the second fiscal quarter of the year ended March 31, 2009 as a result of the transaction.

The Company is currently cooperating with Gobility in its efforts to sell the remaining assets of Kite Networks in order to pay off the obligations relating to the leases and other equipment.  In the event Gobility is unsuccessful in its attempts to sell the remaining assets and satisfy the lease obligations, the Company could be required to make the payments on the remaining leases. Given the passage of nearly two years since the sale of the Wireless Networks Business and the failure of one of the leasing companies, Commonwealth Capital Corporation, to cooperate with prior sale efforts, we believe it is unlikely that Gobility will succeed in selling any additional portions of the Wireless Networks Business. At March 31, 2009, the aggregate amount recorded on the consolidated balance sheets relating to the capital lease obligations, accrued interest, and the note payable and equipment obligation was $4,446,784. The Company has also recorded the certificates of deposits securing the lease obligations of $937,664.

Our major challenge is to sustain the funding of current operations and to meet our debt service obligations. Following the termination of the USA Agreement relating to the sale of the Integrated Telecom Business and the USA Management Agreement in the fourth quarter of fiscal year 2008, the Company re-assumed operating control of the Integrated Telecom Business.  The Integrated Telecom Business continues to generate cash in amounts that has been sufficient to fund the cost of debt service relating to the Convertible Debenture.  However, we continue to fund the operations of ProGames which has not yet generated sufficient revenues to be profitable. We also have corporate expenses and the equipment lease obligations associated with the Wireless Networks Business that, subject to certain defenses, the Company may be required to fund. Our existing cash balance and the expected cash flow generated by the Company’s operations will not be sufficient to meet our future cash needs if the payments required under the Convertible Debenture and other debt are not restructured.  To date, YA Global has indicated that it is unwilling to restructure the Convertible Debenture.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments based on recorded amounts for the foreseeable future. To date, the Company has been unable to permanently eliminate the cash requirements to fund certain remaining liabilities of the Wireless Networks Business for which the Company is co-obligor Although YA Global initially extended the forbearance period through June 5, 2009. YA Global has not agreed to further extend the forbearance period or restructure the payment terms of the obligations owing under the Convertible Debenture.  As a result, Mobilepro is in default of its obligations under the Convertible Debenture owed to YA Global and, given current market conditions and Mobilepro’s financial condition, obtaining the required financing to retire the Convertible Debenture is unlikely to occur in the immediate future.  YA Global has informed the Company that it intends to exercise its rights as the Company’s senior secured creditor.  Such rights include, but are not limited to, foreclosing on the assets of the Company. In such event the Company will not have the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our exposure to market risk for changes in interest rates relates primarily to our purchase of certificates of deposit to secure letters of credit and capital leases. In addition, we own an investment in the common stock of Microlog which had a market value of $373,333 at March 31, 2009.  Microlog’s common stock is traded on the “Pink Sheets” under the symbol “MLOG” and is subject to variations in price based on trading volume as well as general market conditions.  Our investment is accounted for under the equity method of accounting and, along with the notes and other receivables due from Microlog, had a carrying value of $491,447 at March 31, 2009.

We do not use derivative financial instruments in our investments. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure in this item

Item 8. Financial Statements

SEE THE INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS ON PAGE 79

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of Mobilepro Corp.’s Chief Executive Officer and Chief Accounting Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Management’s assessment of internal control over financial reporting is set forth below in this section.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K.  Based upon that evaluation, our CEO and our Principal Accounting Officer have concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report, which is set forth below.

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

Management assessed our internal control over financial reporting as of March 31, 2009, the end of the fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our own finance and accounting personnel.

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

Material Weaknesses in Internal Controls

Bagell, Josephs, Levine & Company, L.L.C. (“Bagell”) our independent registered public accounting firm, has provided us with an unqualified report on our consolidated financial statements for the fiscal year ended March 31, 2009. However, during the conduct of our assessment of internal control over financial reporting, we identified material weaknesses in the design of certain general controls governing computer processing activities and have advised the Audit Committee that the following material weaknesses existed at March 31, 2009. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

While these material weaknesses did not have an effect on our reported results or result in the restatement of any previously issued financial statements or any other related disclosure, they nevertheless constituted deficiencies in our controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley act of 2002, and the related rules and regulations adopted by the SEC, our CEO and CAO concluded that, as of March 31, 2009, our controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our internal controls, management believes that there were no material inaccuracies or omissions of material fact in this annual report.

Management has plans to strengthen the Company's oversight over the I/T functions and its attendant controls, procedures, documentation and security beyond what has existed in prior years. Specifically, we have converted to a new general ledger system and plan to replace the customer information database system utilized by the customer care and customer billing functions that is presently maintained offsite by a subcontrator. During the next fiscal year we plan to convert to a new billing system that is currently being maintained and used by one of our other subsidiaries which we believe will provide proper controls over access to the data and changes to the system. We also plan to take whatever additional steps are necessary to improve our I/T controls and procedures and eliminate the identified material weaknesses.

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

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CAO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or a deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Our directors and officers and their ages as of June 30, 2009 are as follows:

Name	Age	Position
Jay O. Wright	39	Director, Chief Executive Officer and Chairman of the Board
Donald Sledge	69	Director
Donald Paliwoda	56	Chief Accounting Officer and Treasurer
Douglas Bethell	59	President of American Fiber Network, Inc. and CloseCall America, Inc.
Tammy L. Martin	44	Chief Administrative Officer, General Counsel and Secretary

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

Donald Paliwoda  Donald Paliwoda joined us in November 2004 as the Chief Financial Officer of our subsidiary, Davel  and was promoted in November 2007 as our Chief Accounting Officer.  Prior to the acquisition of Davel in November 2004, Mr. Paliwoda served as Corporate Controller from July 2002 to October 2003, at which time he was appointed as Chief Financial Officer of Davel. Mr. Paliwoda is a Certified Public Accountant and previously was employed by Deloitte & Touche for eleven years. Mr. Paliwoda received a Bachelors of Business Administration degree in Accounting and an MBA from Cleveland State University.

Douglas Bethell  Douglas Bethell joined us in June 2005 as the President of our subsidiary AFN.  Mr. Bethell has also served as the President of our subsidiary, CloseCall since February 2008. From February 2006 to July 2007 he served as Executive Vice President of the Company.   Prior to the acquisition of AFN in June 2005, Mr. Bethell served as the President of AFN during which time he was the sole owner.

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

Board of Directors Meetings and Committees

During fiscal 2009, the Board of Directors met six times, including telephone conference meetings, and acted by unanimous written consent on one occasions. No director attended fewer than 75% of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which the director served during fiscal 2009.

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

Audit Committee. The Audit Committee is currently comprised of Mr. Sledge, who meets the independence and other requirements for audit committee members under the rules of the Nasdaq Stock Market. The Audit Committee previously was comprised of three independent members, including Mr. Sledge.  During fiscal 2009, the Audit Committee met four times, including telephone conference meetings. The Board of Directors has determined that Mr. Sledge is an “audit committee financial expert” as defined by SEC regulations. The Audit Committee assists the Board in its oversight of our financial accounting, reporting and controls by meeting with members of management and our independent auditors. The committee has the responsibility to review our annual audited financial statements, and meets with management and the independent auditors at the end of each quarter to review the quarterly financial results. In addition, the committee considers and approves the employment of, and approves the fee arrangements with, independent auditors for audit and other functions. The Audit Committee reviews our accounting policies and internal controls. The Audit Committee has a written charter which was adopted on June 16, 2005. A copy of the Audit Committee charter is available on our website at www.mobileprocorp.com.

Compensation Committee. The Compensation Committee is currently comprised of Mr. Sledge. The Compensation Committee previously was comprised of three independent members, including Mr. Sledge.  The Compensation Committee recommends cash-based and stock compensation for executive officers of Mobilepro, administers the Company’s equity performance plan and makes recommendations to the Board regarding such matters. The Compensation Committee has a written charter which was adopted on June 16, 2005. A copy of the Compensation Committee charter is available on our website at www.mobileprocorp.com. During fiscal 2009, the Compensation Committee did not meet. However, Mr. Sledge has reviewed and approved the adjustments to cash and stock based compensation of executive officers and the amendment to the executive employment agreement of the Company’s Chief Executive Officer during the current fiscal year.

Nominating and Governance Committee. The Nominating and Governance Committee is currently comprised of Mr. Sledge. The Nominating and Governance Committee was previously comprised of three independent members, including Mr. Sledge.  During fiscal 2009, the Nominating and Governance Committee did not meet. The Nominating and Governance Committee is entrusted with responsibility for consideration and review of corporate governance matters in addition to its responsibilities for nominating candidates for membership to the Board. The Nominating and Governance Committee has a written charter which was adopted on April 26, 2005. A copy of the Nominating and Governance Committee charter is available on our website at www.mobileprocorp.com.

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

Compliance under Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act and related regulations require the Company’s directors, certain officers, and any persons holding more than 10% of the Company’s Common Stock (“reporting persons”) to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates have been established, and the Company is required to disclose in this Item 10 any failure to file by these dates during fiscal 2009.  We are not aware of any persons that have held more than 10% of the Company’s Common Stock during fiscal year 2009, or since the end of the Company’ fiscal year.

In making this disclosure, the Company has relied on written representations of reporting persons and filings made with the Commission.

Code of Ethics

The Company has adopted its Code of Ethics and Standards of Business Conduct that applies to all of the officers, directors and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company will provide to any person, upon request and at no charge, a copy of the code of ethics. Any person desiring a copy should make such request in writing to 401 Professional Drive, Suite 128, Gaithersburg, Maryland 20879, Attn: Chief Financial Officer.

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

Annual Incentives-Annual incentive awards, such as bonuses, are designed to reward the Named Executive Officers for achieving short-tem financial and operational goals to reward individual performance.  Annual incentive awards for individual Named Executive Officers are a percentage of that executive’s base salary, typically ranging from 20% to 100%.

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

Compensation Committee Report

The Compensation Committee of Mobilepro Corp. has reviewed and discussed with management the Compensation Discussion and Analysis in this Form 10-K as required under Item 402(b) of Regulation S-K.  Based on this review and discussions with management, the Compensation Committee recommended to the Company’s full Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K and the Proxy Statement.

Respectfully submitted
Donald H. Sledge, Chairman

Summary Compensation

The following table sets forth information regarding compensation earned in fiscal 2009 by our Chief Executive Officer, our principal financial officer, and our three other most highly compensated executive officers who were serving as executive officers as of March 31, 2009, also known as our “Named Executive Officers”.   At March 31, 2009, the Company had only four executive officers as set forth below.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option (2) Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other (3) Compensation ($)	Total ($)
Jay Wright, Chief Executive Officer	2009 2008	251,000 262,500	50,000(1) 50,000(4)	- -	9,600 239,158	- -	- -	- -	310,600 551,658
	2007	247,500	29,700	-	286,718	-	-	-	563,918

Tammy Martin, General Counsel and Chief Administrative Officer	2009 2008	197,125 190,000	50,000(1) 39,900(4)	- -	5,222 39,620	- -	- -	8,400 8,400	260,747 277,920
	2007	190,000	45,000	-	41,200	-	-	8,400	284,600

Donald Paliwoda, Chief Accounting Officer	2009	145,250	50,000(1)	-	3,078	-	-	-	198,328
	2008	131,650	29,400 (4)	-	14,678	-	-	-	175,728

Douglas Bethell, President, CCA and AFN	2009 2008 2007	76,000 76,000 60,000	50,000(1) 75,000 75,000	- - -	53,526 124,100 84,567	- - -	- - -	114,000 114,000 90,000	293,526 389,100 309,567

(1)
The bonus amounts represent estimates of the highest amounts that the Named Executive Officers might be awarded by the Compensation Committee.   As of the date hereof none of the potential bonus has been paid

(2)
The amounts reflected in this column represent the compensation cost recorded in our financial statements during fiscal 2009, 2008 and 2007 under FAS 123R for stock warrants awarded in fiscal 2009 and prior fiscal years. With respect to stock warrants, the compensation cost amounts recorded under FAS 123R have been calculated using the Black-Scholes option pricing model based on the following assumptions for grants made in the years indicated:

	2009	2008	2007
Dividend yield	-%	-%	-%
Expected volatility	70%	60%	60%
Risk-free interest rate	3.00%	4.00%	4.00%
Expected term (in years)	10.00	10.00	10.00

(3)	Reflects payments made to Mr. Bethell under the terms of a consulting agreement with DNK Enterprises II, Inc. Reflects automobile allowance payments made to Ms. Martin.

(4)	Approximately 10% of the bonus amount has been paid in cash subsequent to the end of fiscal year 2008 and 90% has been deferred until such time as the Company has sufficient cash to pay the bonuses.

Summary of Employment and Consulting Arrangements

Jay O. Wright: Jay O. Wright joined us in December 2003 as Chief Executive Officer. Mr. Wright was paid a base salary of $180,000 in calendar year 2004 and was eligible to receive a bonus equal to 1% of the revenues for the most recent 12 month period of each acquisition made by the Company during his employment period. Mr. Wright also received warrants to purchase 15,182,500 shares of our Common Stock at an exercise price of $0.018 per share upon the execution of his initial employment agreement. Subsequent to year-end March 31, 2005, Mr. Wright’s employment agreement was amended to, among other things, extend his employment period to December 31, 2007. Mr. Wright’s base salary was increased to $210,000 for calendar year 2005, $240,000 for calendar year 2006 and $270,000 for calendar year 2007. The terms of the new employment agreement eliminated the payment of bonuses as a result of the closing of an acquisition. Mr. Wright’s bonus amounts are now based upon the successful completion of management by objective milestones that are mutually established by Mr. Wright and the Compensation Committee. In connection with the execution of the new employment agreement, Mr. Wright also received additional warrants to purchase 5,000,000 shares of our Common Stock at an exercise price of $0.22 per share, which warrants vest ratably from April 1, 2005 to December 31, 2007.  On June 25, 2008, the Company entered into a Third Amended and Restated Executive Employment Agreement with Mr. Wright commencing July 1, 2008.  The Agreement is for an initial term of one-year with a one-year renewal period.  Under the terms of the Agreement, Mr. Wright is entitled to an annual base salary of $252,000 in calendar year 2008, $260,000 in calendar year 2009 and $270,000 in calendar year 2010.  Mr. Wright is also eligible for certain cash bonuses of up to $340,000 during the term of the Agreement based on the achievement of certain objectives and financial goals mutually established by Mr. Wright and the Compensation Committee.   In connection with the Third Amended and Restated Executive Employment agreement, Mr. Wright was granted a warrant to purchase 20,000,000 shares of common stock at an exercise price of $0.0016, which vest one-half each on June 30, 2009 and June 30, 2010.  On May 26, 2008, the Company also canceled warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.22 per share previously granted to Mr. Wright.  In consideration for his continued employment with the Company, on April 29, 2009 Mr. Wright was granted a warrant to purchase 10,000,000 shares of common stock at an exercise price of $0.0003, which vest on June 30, 2010.

Donald Paliwoda: Mr. Donald Paliwoda joined us in November 2004 as the Chief Financial Officer of our subsidiary, Davel Communications, Inc. and was promoted in November 2007 as our Chief Accounting Officer.  Mr. Paliwoda serves as the Company’s principal financial officer and principal accounting officer.   While working as the Chief Financial Officer of our subsidiary, Mr. Paliwoda was granted incentive stock options in November 2005 to purchase 236,000 shares of common stock at an exercise price of $0.22 per share.  Under the terms of his current employment arrangement, Mr. Paliwoda receives a salary of $147,000 and is eligible to participate in the Company’s bonus program. In accordance with Mr. Paliwoda assuming his new position as Chief Accounting Officer, he was awarded warrants to purchase 1,000,000 shares of Mobilepro’s common stock on November 5, 2007 at a price of $0.0089 per share, vesting on June 30, 2008. On May 26, 2008 the Board of Directors also granted Mr. Paliwoda a warrant to purchase 1,750,000 shares of Mobilepro common stock at an exercise price of $0.0016, which vest on June 30, 2009.  In consideration for his continued employment with the Company, on April 29, 2009 Mr. Paliwoda was granted a warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.0003, which vest on June 30, 2010.

Douglas Bethell.  Mr. Douglas Bethell joined us in June 2005 as President of our subsidiary, American Fiber Network, Inc. (“AFN”).  Pursuant to the terms of his employment agreement, Mr. Bethell was paid a base salary of $60,000 per year and was entitled to receive an annual bonus based on the operating profits of AFN; provided, however, that in no event shall his annual bonus be less than $25,000. At the same time, the Company also executed a consulting agreement with DNK Enterprises II, Inc. (“DNK”), a company controlled by Mr. Bethell, pursuant to which DNK was paid $90,000 annually for services rendered to the Company by Mr. Bethell.  The term of the employment and consulting agreements were for a period of two years commencing June 1, 2005.  Under the current employment arrangement with Mr. Bethell, he is paid an annual salary of $76,000 and DNK is paid a consulting fee of $114,000 per year.  Mr. Bethell was also paid a cash bonus in the amount of $75,000 for the 2008 fiscal year.  In February 2006 Mr. Bethell was promoted to Executive Vice President of the Company.  In connection with his promotion Mr. Bethell was granted warrants to purchase 1,000,000 shares of Mobilepro common stock at an exercise price of $0.233 which vested ratably over a twenty four month period commencing April 1, 2006. On March 20, 2007 the Board of Directors granted Mr. Bethell warrant to purchase 4,000,000 shares of Mobilepro common stock at an exercise price of $0.036.  The warrant vests in two equal installments on March 31, 2008 and March 31, 2009.   On May 26, 2008 the Board of Directors also granted Mr. Bethell a warrant to purchase 4,000,000 shares of Mobilepro common stock at an exercise price of $0.0016, which vest on June 30, 2009.  In consideration for his continued employment with the Company, on April 29, 2009 Mr. Bethell was granted a warrant to purchase 7,500,000 shares of common stock at an exercise price of $0.0003, which vest on June 30, 2010.

Tammy Martin: Ms. Tammy Martin joined us in November 2004 as General Counsel of our subsidiary, Davel Communications, Inc. Pursuant to the terms of her employment arrangement, Ms. Martin was paid a base salary of $186,295 per year and receives an annual car allowance of $8,400. In May 2005, Ms. Martin was promoted to Chief Executive Officer of Davel Communications, Inc. At that time Ms. Martin received warrants to purchase 1,500,000 shares of our Common Stock at an exercise price of $0.15 per share that vested ratably from April 20, 2005 to March 31, 2006. In February 2006, Ms. Martin was named the Company's Senior Vice President, Chief Administrative Officer, and Treasurer, effective April 1, 2006 and was promoted to General Counsel of the Company in September 2006.  Her base salary was increased to $190,000 for the fiscal year ending March 31, 2007.  Ms. Martin’s annual bonus plan was also revised. Effective April 1, 2006, she was eligible for an annual bonus of up to 50% of her annual base salary, with payment based on the achievement of certain individual and Company objectives. She was also granted an additional warrant to purchase 500,000 shares of our Common Stock at an exercise price of $0.233 per share that vested ratably over 24 months commencing April 1, 2006. On August 27, 2007, the Board of Directors granted Ms. Martin a warrant to purchase 3,000,000 shares of MobilePro Common Stock at an exercise price of $0.0075, which vested on June 30, 2008.   On May 26, 2008 the Board of Directors also granted Mr. Martin a warrant to purchase 4,000,000 shares of Mobilepro Common Stock at an exercise price of $0.0016, which vest on June 30, 2009.  Effective July 1, 2008 Ms. Martin’s salary was increased by five percent (5%) to $199,500. In consideration for her continued employment with the Company, on April 29, 2009 Ms. Martin was granted a warrant to purchase 4,000,000 shares of common stock at an exercise price of $0.0003, which vest on June 30, 2010.

Grant of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing Price on Grant
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($ / Sh)	Date ($ / Sh)

Jay Wright, Chief Executive Officer	2009	-	-	50,000	-	-	-	-	20,000,000	0.0016	0.0016

Tammy Martin, General Counsel and Chief Administrative Officer	2009	-	-	50,000	-	-	-	-	4,000,000	0.0016	0.0016

Donald Paliwoda, Chief Accounting Officer	2009	-	-	50,000	-	-	-	-	1,750,000	0.0016	0.0016

Douglas Bethell, President, CCA and AFN	2009	-	-	50,000	-	-	-	-	4,000,000	0.0016	0.0016

MobilePro Non-Plan Option and Warrant Grants
Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable

Jay Wright, Chief Executive Officer	15,182,500 2,000,000 -	- 8,000,000 20,000,000	- - - -	.0180 .0075 .0016	04/15/14 08/27/17 05/25/18	- - -	- - -	- - -	- - -

Tammy Martin, General Counsel and Chief Administrative Officer	1,500,000 500,000 3,000,000 -	- - - 4,000,000	- - - -	.1550 .2330 .0075 .0016	04/20/15 04/01/16 08/27/17 05/25/18	- - - -	- - - -	- - - -	- - - -

Donald Paliwoda, Chief Accounting Officer	236,000 1,000,000 -	- - 1,750,000	- - -	.2200 .0089 .0016	11/15/15 11/05/17 05/25/18	- - -	- - -	- - -	- - -

Douglas Bethell, President, CCA and AFN	1,000,000 4,000,000 -	- - 4,000,000	- - -	.2330 .0360 .0016	04/01/16 03/20/17 05/25/18	- - -	- - -	- - -	- - -

Mobilepro Non-Plan Option and Warrant Grants

We currently have warrants outstanding that were granted to individuals or entities outside of any equity compensation plan adopted by us (“Non-Plan Grants”). As of  March 31, 2009, of these Non-Plan Grants, warrants to purchase 2,500,000 shares were held by outside members of our Board of Directors, warrants to purchase 65,932,500 shares were held by named executive officers of Mobilepro and warrants to purchase 26,566,468 shares were held by other individuals including former directors, executive officers and other employees. In addition, warrants to purchase 66,100,000 shares of our common stock were held by former owners of acquired companies or entities that received warrants in connection with a financing transaction. Such Non-Plan Grants were made pursuant to the terms of option or warrant agreements, as applicable, with each such grant authorized by the Board of Directors of Mobilepro. The Non-Plan Grants have not been approved by our stockholders.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2009 the Company has no member of its Compensation Committee that served as an executive officer of the Company.

The Company believes its executive compensation should be designed to allow the Company to attract, motivate and retain executives of a high caliber to permit the Company to remain competitive in its industry.

Compensation of Chief Executive Officer

Mr. Wright joined us in December 2003 as Chief Executive Officer. Mr. Wright was paid a base salary of $180,000 in calendar year 2004 and was eligible to receive a bonus equal to 1% of the revenues for the most recent 12 month period of each acquisition made by the Company during his employment period. Mr. Wright also received warrants to purchase 15,182,500 shares of our Common Stock at an exercise price of $0.018 per share upon the execution of his initial employment agreement. Subsequent to year-end March 31, 2005, Mr. Wright’s employment agreement was amended to, among other things, extend his employment period to December 31, 2007. Mr. Wright’s base salary was increased to $210,000 for calendar year 2005, $240,000 for calendar year 2006 and $270,000 for calendar year 2007. The terms of the new employment agreement eliminate the payment of bonuses as a result of the closing of an acquisition. During 2006 and 2007 Mr. Wright’s bonus was based upon the successful completion of management by objective milestones that were mutually established by Mr. Wright and the Compensation Committee.  In connection with the execution of the new employment agreement, Mr. Wright also received additional warrants to purchase 5,000,000 shares of our Common Stock at an exercise price of $0.22 per share, which warrants vested ratably from April 1, 2005 to December 31, 2007.  On June 25, 2008, the Company entered into a Third Amended and Restated Executive Employment Agreement with Mr. Wright commencing July 1, 2008.  The Agreement is for an initial term of one-year with a one-year renewal period.  Under the terms of the Agreement, Mr. Wright is entitled to an annual base salary of $252,000 in calendar year 2008, $260,000 in calendar year 2009, and $270,000 in calendar year 2010.  Mr. Wright is also eligible for certain cash bonuses of up to $340,000 during the term of the Agreement based on the achievement of certain objectives and financial goals mutually established by Mr. Wright and the Compensation Committee.   In connection with the Third Amended and Restated Executive Employment Agreement, Mr. Wright was granted a warrant to purchase 20,000,000 shares of common stock at an exercise price of $0.0016, which vest one-half each on June 30, 2009 and June 30, 2010.  On May 26, 2008, the Company also canceled warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.22 per share previously granted to Mr. Wright. In consideration for his continued employment with the Company, on April 29, 2009 Mr. Wright was granted a warrant to purchase 10,000,000 shares of common stock at an exercise price of $0.0003, which vest on June 30, 2010.

Compensation of Directors

During fiscal 2009 we provided our independent directors $2,750 per month as compensation for services provided as a Director. Effective July 1, 2008 the monthly compensation amount was increased to $3,000.

In January 2005, in connection with his agreement to serve on our Board of Directors, we granted Mr. Sledge a warrant to purchase 500,000 shares of our Common Stock, at an exercise price of $0.185 per share. The warrant was canceled on January 1, 2009.

In April 2005, we granted our independent director, Mr. Sledge, a warrant to purchase 250,000 shares of our Common Stock, at an exercise price of $0.15 per share. The warrant, which became fully vested and exercisable in April 2006, was based upon a recommendation by the Compensation Committee, granted by Mr. Wright on April 20, 2005 and ratified by the Board of Directors on June 16, 2005. The warrant was canceled on January 1, 2009.

In February 2006, we granted our independent director, Mr. Sledge, a warrant to purchase 250,000 shares of our Common Stock, at an exercise price of $0.233 per share. The warrant was canceled on January 1, 2009.

In August 2007, we granted our independent director, Mr. Sledge, a warrant to purchase 1,000,000 shares of our Common Stock, at an exercise price of $0.0075 per share. These warrants vested and became exercisable one twelfth each month through August 2008.

In May 2008, we granted our independent director, Mr. Sledge, a warrant to purchase 1,500,000 shares of our Common Stock, at an exercise price of $0.0016 per share. These warrants vest and become exercisable on August 31, 2010.

In April 2009, we granted our independent director, Mr. Sledge, a warrant to purchase 2,000,000 shares of our Common Stock, at an exercise price of $0.0003 per share. These warrants vest and become exercisable on June 30, 2010.

As an inside director Mr. Wright does not receive any separate compensation for his service on our Board of Directors.

Warrants granted to our Director have been priced at market based upon the closing sales price of our Common Stock on the date of grant. During the fiscal year ended March 31, 2009, the Company recorded compensation expense in the amount of  $1,458 for our outside director pursuant to the requirements of Financial Accounting Standard (“FAS”) 123R for warrants awarded in fiscal year 2009 and prior years.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Donald H. Sledge	35,250	-	1,458	-	-	-	36,708

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Equity Compensation Plan Information

The following table sets forth certain information, as of March 31, 2009, concerning securities authorized for issuance under the Mobilepro Corp. 2001 Equity Performance Plan and other compensatory awards:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,551,000	$0.2200	28,449,000
Equity compensation grants not approved by security holders (2)	110,988,968	$0.0612	N/A
Total	112,539,968	$0.0634	28,449,000

(1) Includes 30,000,000 shares available for issuance under Mobilepro’s 2001 Equity Performance Plan, all of which may be issued as stock options, restricted stock or stock bonuses.

(2) Includes warrants to purchase 110,988,968 shares outstanding as of March 31, 2009 that were issued by Mobilepro under non-plan warrants.

PRINCIPAL STOCKHOLDERS

The following table shows the amount of our capital stock beneficially owned by our independent member of our Board of Directors, the executive officers named in the Summary Compensation Table above and by all directors and executive officers as a group as of June 5, 2009. As of June 5, 2009, other than the stockholders, directors and executive officers identified in the table below, to our knowledge, no person owned beneficially more than five percent (5%) of our Common Stock. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of June 5, 2009, we had 1,621,164,653 shares of Common Stock outstanding. Unless otherwise noted in the footnotes below, the address for each of the individuals listed in the table below is c/o Mobilepro Corp., 401 Professional Drive, Suite 128, Gaithersburg, Maryland 20879.

Name and Address	Title of Class	Shares Beneficially Owned (1)	Percent of Class (1)
Jay O. Wright (2)	Common	28,426,500	1.72%
Doug Bethell (3)	Common	12,000,000	*
Tammy L. Martin (4)	Common	9,000,000	*
Donald H. Sledge (4)	Common	1,000,000	*
Donald Paliwoda (4)	Common	3,016,000	*
Officers and Directors as a Group (5 Persons) (5)	Common	53,442,500	3.20%

* Less than 1%.
(1)
Applicable percentage of ownership is based on 1,621,164,653 shares of common stock outstanding as of June 5, 2009, together with applicable options and warrants for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options and warrants that are currently exercisable or exercisable within 60 days of June 5, 2009 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 1,244,000 shares of our Common Stock and 27,182,500 shares of Common Stock issuable upon the exercise of warrants to purchase our Common Stock.

(3)	Includes 2,500,000 shares of our Common Stock and 9,500,000 shares of Common Stock issuable upon the exercise of warrants to purchase our Common Stock.

(4)	Includes shares of Common Stock issuable upon the exercise of options or warrants to purchase our Common Stock.

(5)	Includes 3,744,000 shares of our Common Stock and 49,698,500 shares of Common Stock issuable upon the exercise of options and warrants to purchase our Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

RELATED PARTY TRANSACTIONS

We granted warrants to purchase our Common Stock to certain of our directors prior to their appointment to our Board of Directors in connection with their service as members of our advisory board. We subsequently provided additional grants to our directors in connection with their service as members of our Board of Directors. The terms of those grants are described in this Form 10-K in our discussion of the compensation provided to our directors.

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

On June 30, 2005, the Company entered into a Consulting Agreement with DNK Enterprises II, Inc. to retain certain of the services of Mr. Doug Bethell for certain of the Company’s subsidiaries. DNK Enterprises, II, Inc. is substantially owned by Mr. Bethell. The initial agreement provided for annual payments of $90,000 and had a two-year term. Under the current employment and consulting arrangement with Mr. Bethell, DNK is paid a consulting fee of $114,000 per year.  Other than regularly scheduled payments, the Company currently has no outstanding obligations under this arrangement. On the same date, the Company entered into a Consulting Agreement with DNK Enterprises, II, Inc. to retain certain services of the spouse of Mr. Bethell. The agreement calls for annual payments of $102,000 and had an initial term of one year. The Company continues to pay DNK $102,000 per year relating to certain services provided by Mr. Bethell’s spouse.  Other than regularly scheduled payments, the Company currently has no obligations under this agreement.  On May 26, 2008, the Company issued a warrant to Ms. Kimberly Bethell to purchase 500,000 shares of the Company’s Common Stock.  The warrant has a term of ten years, is exercisable at $0.0016 per share and vests on June 30, 2009. On April 29, 2009, the Company issued a warrant to Ms. Bethell to purchase 1,000,000 shares of the Company’s Common Stock.  The warrant has a term of ten years, is exercisable at $0.0003 per share and vests on June 30, 2010. In addition, the Company’s wholly-owned subsidiary, AFN, has an employment arrangement with Mr. Bethell pursuant to which he serves as AFN’s chief executive officer and is paid an annual salary of $76,000 plus a bonus determined based on AFN’s annual operating profit.

In June 2006, Progames Networks, Inc. (“Progames”), a subsidiary of the Company, sold shares of its common stock to Mr. Jay Wright, Chairman and Chief Executive Officer and two other employees of the Company representing approximately 12.5% of the common stock issued in ProGames.

During fiscal year 2009, Mr. Jay Wright earned compensation in the amount of $31,000 in connection with his service as Chairman of the Board of Microlog Corporation.

Item 14. Principal Accountant Fees and Services

Fees

The following represents fees estimated and/or billed by Bagell, Josephs, Levine & Company, L.L.C. (“Bagell Josephs”) for professional services provided in connection with the audits of our financial statements for the fiscal years ended March 31, 2009 and 2008, and the fees billed by Bagell Josephs for services rendered during fiscal years 2009 and 2008 for audit-related, tax and other services provided to us.

	2009	2008
Audit Fees	$122,500	$136,000
Audit-Related Fees	—	—
Tax Fees	57,500	55,000
All Other Fees	—	—

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

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee of the Board of Directors has established a policy for approving any non-audit services to be performed by our independent registered public accounting firm, currently Bagell Josephs. The Audit Committee requires advance review and approval of all proposed non-audit services that we wish to be performed by the independent registered public accounting firm. Occasionally, the Audit Committee chairman pre-approves certain non-audit related fees and the entire Audit Committee ratifies the chairman’s pre-approval in a subsequent Audit Committee meeting in accordance with SEC requirements. In fiscal 2009, the Audit Committee followed these guidelines in approving all services rendered by Bagell Josephs.

Item 15. Exhibits

The following exhibits are filed as part of this annual report:

ExhibitNo.	Description	Location
2.1	Agreement and Plan of Merger, dated as of March 21, 2002, by and among Mobilepro Corp., NeoReach Acquisition Corp. and NeoReach, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 5, 2002
2.2	Agreement and Plan of Merger, dated as of January 20, 2004, by and among Mobilepro Corp., DFWI Acquisition Corp., DFW Internet Services, Inc., Jack W. Beech, Jr. and Jack W. Beech, Sr.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2004
2.3	Agreement and Plan of Merger, dated as of March 1, 2004, by and among DFW Internet Services, Inc., DFW Internet Acquisition Corp., Internet Express, Inc., J. Glenn Hughes and Loretta Hughes	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2004
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
Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2004

2.17	Agreement and Plan of Merger by and among Registrant, NeoReach, Inc., Transcordia Acquisition Corp., Transcordia, LLC and its Unit Holders, dated April 2005	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005
2.18	Agreement and Plan of Merger by and among Registrant, NeoReach, Inc., NeoReach Wireless, Inc., Evergreen Open Broadband Corporation, and Certain Shareholders	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed August 15, 2005
2.19	Agreement and Plan of Merger, dated June 30, 2005, by and among the Company, AFN Acquisition Corp., American Fiber Network, Inc. and the individuals and entities identified therein	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005
2.20	Agreement and Plan of Merger, dated October 31, 2005, by and among the Company, InReach Internet, Inc., InReach Internet, LLC, and Balco Holdings, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2005
2.21	Form of assignment of Limited Liability Company Interest/Release, dated January 31, 2006	Incorporated by reference to Exhibit 2.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
2.22	Agreement and Plan of Merger, dated January 31, 2006, by and among Mobilepro Corp., Kite Acquisition Corp. and Kite Networks, Inc.	Incorporated by reference to Exhibit 2.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
2.23	Asset Purchase Agreement, dated as of December 29, 2006, by and among TeleCommunication Systems, Inc., Mobilepro Corp., and CloseCall America, Inc.	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on January 10, 2007
2.24	Purchase Agreement, dated as of June 29, 2007, by and between Mobilepro Corp. and United Systems Access, Inc.	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on July 6, 2007
2.25	Amendment to the Purchase Agreement by and between Mobilepro Corp. and United Systems Access, Inc., dated July 6, 2007	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on July 6, 2007
2.26	Second Amendment to the Purchase Agreement by and between Mobilepro Corp. and United Systems Access, Inc., dated July 13, 2007	Incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed on July 19, 2007
2.27	Third Amendment to the Purchase Agreement by and between Mobilepro Corp. and United Systems Access, Inc., dated July 13, 2007	Incorporated by reference to Exhibit 10.04 to the Registrant’s Current Report on Form 8-K filed on July 19, 2007
2.28	Management Agreement, dated as of July 18, 2007, by and between Mobilepro Corp., United Systems Telecom Access, Inc. and United Systems Access, Inc.	Incorporated by reference to Exhibit 10.05 to the Registrant’s Current Report on Form 8-K filed on July 19, 2007
2.29	Purchase Agreement, dated as of July 8, 2007, by and between Mobilepro Corp. and Gobility, Inc.	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on July 10, 2007

2.30	Convertible Debenture issued to Mobilepro Corp. by Gobility, Inc., made as of July 8, 2007	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on July 10, 2007
2.31	Asset Purchase Agreement by and between Davel Communications, Inc. and Sterling Payphones, LLC effective as of August 30, 2007	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on September 7, 2007
2.32	Asset Purchase Agreement dated December 30, 2008 by and between MobileWebSurf, Mobilepro Corp., and MWS Newco, Inc.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2009
3.1	Certificate of Incorporation, dated April 20, 2001, of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001
3.2	Certificate of Amendment of Certificate of Incorporation of Mobilepro Corp dated November 16, 2001.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001
3.3	Certificate of Amendment to Certificate of Incorporation of Mobilepro Corp. dated March 11, 2003	Incorporated by reference to Exhibit 3.11 to the Registrant’s Registration Statement on Form SB-2 filed on May 6, 2003
3.4	By-Laws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001
3.5	Amendment to Certificate of Incorporation of MobilePro Corp. filed with the Secretary of State of Delaware on January 6, 2009	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 17, 2009
4.1	2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on December 4, 2001
4.2	Amended and Restated 2001 Equity Performance Plan	Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2004
4.3	Registration Rights Agreement, dated September 16, 2004, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
4.4	Registration Rights Agreement, dated November 15, 2004, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004
4.5	Form of Warrant issued on November 15, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004
4.6	Registration Rights Agreement, dated June 30, 2005, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005

4.7	Registration Rights Agreement, dated November 1, 2005, by and among the Company and the persons and entities identified therein	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2005
10.1	Executive Employment Agreement, dated December 15, 2003, between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed on February 13, 2004
10.2	Executive Employment Agreement, dated April 15, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.15 to the Amendment to Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.3	Amended and Restated Executive Employment Agreement, dated June 9, 2004 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2004
10.4	Standby Equity Distribution Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.5	Registration Rights Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.6	Escrow Agreement, dated May 13, 2004 between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form SB-2 filed on May 14, 2004
10.7	Consulting Agreement by and among Mobilepro Corp., DFW Internet Services, Inc., Beech Holdings, Inc., and Jack W. Beech, Jr.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2004
10.8	Executive Employment Agreement by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2004
10.9	Credit Agreement, dated November 15, 2004, by and among the Company, Davel Acquisition Corp. and Airlie Opportunity Master Fund, Ltd.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2004
10.10	Employment Agreement dated February 28, 2005 between Davel Communications, Inc. and Tammy L. Martin	Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.11	Amendment No. 1 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated April 20, 2005	Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005

10.12	Amendment No. 2 to Employment Agreement between Davel Communications, Inc. and Tammy L. Martin, dated May 26, 2005	Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.13	Amended and Restated Executive Employment Agreement, dated June 16, 2005 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2005
10.14	Amended and Restated Executive Employment Agreement, dated June 16, 2005 by and among the Company, CloseCall America, Inc. and Tom Mazerski	Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.15	Securities Purchase Agreement, dated as of May 13, 2005, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.16	Secured Convertible Debenture, issued on May 13, 2005 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.17	Amended and Restated Collateral Assignment of Intellectual Property Rights, made as of May 13, 2005, by and among the Company, the Company subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.18	Amended and Restated Security Agreement, dated May 13, 2005, by and among the Company, the subsidiaries identified therein and Cornell Capital	Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.19	Investor Registration Rights Agreement, dated as of May 13, 2005 by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.20	Amended and Restated Guaranty Agreement, dated as of May 13, 2005, made by each of the direct and indirect subsidiaries of the Company in favor of Cornell Capital	Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.21	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-KSB filed on June 28, 2005
10.22	Master Agreement for Services between Sprint Communications Company L.P. and Kite Broadband, LLC, dated May 20, 2005*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed November 14, 2005
10.23	Agreement between the City of Tempe and NeoReach, Inc. for the Use of City Property in Connection with the Operation of a WiFi Network, dated August 17, 2005	Incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-KSB filed on June 29, 2006
10.24	Executive Employment Agreement dated February 1, 2006, between Jerry M. Sullivan, Jr. and the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2005

10.25	Secured Convertible Debenture, issued on June 30, 2006 by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 7, 2006
10.26	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
10.27	Master Lease Agreement dated June 28, 2006 between JTA Leasing Co., LLC, Mobilepro Corp., and NeoReach, Inc.	Incorporated by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
10.28	Letter Agreement between American Fiber Network, Inc. and FSH Communications LLC, dated June 30, 2006*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 11, 2006
10.29	Securities Purchase Agreement, dated as of August 28, 2006, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006
10.30	Secured Convertible Debenture, issued on August 28, 2006, by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006
10.31	Investor Registration Rights Agreement, dated as of August 28, 2006, by and between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006
10.32	Irrevocable Transfer Agent Instructions dated August 28, 2006 among the Company, Interwest Transfer Company, Inc. and David Gonzalez, Esq., as Escrow Agent	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006
10.33	Warrant issued by the Company to Cornell Capital	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 30, 2006
10.34	Amendment No. 1 to the Securities Purchase Agreement, dated September 20, 2006, between the Company and Cornell Capital, and the related Convertible Debenture	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2006
10.35	Amendment No. 2 to the Securities Purchase Agreement, dated October 23, 2006, between the Company and Cornell Capital	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2006
10.36	Master Equipment Lease dated September 27, 2006, between Data Sales Co., Mobilepro Corp., and Kite Networks, Inc.	Incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

10.37	Amendment No. 1 to Convertible Debentures issued to Cornell Capital, dated January 17, 2007	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on January 23, 2007
10.38	Amendment No. 2 to Convertible Debenture issued to Cornell Capital, dated February 20, 2007 (the $15,149,650 debenture)	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007
10.39	Amendment No. 2 to Convertible Debentures issued to Cornell Capital, dated February 20, 2007 (the $7,000,000 debentures)	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007
10.40	Amendment No. 3 to Convertible Debentures issued to Cornell Capital, dated April 2, 2007 (the $7,000,000 debentures)	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on April 5, 2007
10.41	Consent and Waiver Agreement dated March 30, 2007 with Cornel Capital	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on April 5, 2007
10.42	Amendment No. 4 to Convertible Debentures issued to Cornell Capital, dated May 11, 2007 (the $7,000,000 debentures)	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on May 15, 2007
10.43	Promissory Note, dated May 11, 2007, issued to Cornell Capital	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on May 15, 2007
10.44	Amendment No. 5 to Convertible Debentures issued to Cornell Capital, dated July 18, 2007 (the $7,000,000 debentures)	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on July 19, 2007
10.45	Amendment No. 3 to Convertible Debenture issued to Cornell Capital, dated July 18, 2007 (the $15,149,650 debenture)	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on July 19, 2007
10.46	Addendum to Second Amended and Restated Executive Employment Agreement for Jay O. Wright, dated August 27, 2007	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on August 29, 2007
10.47	Asset Purchase Agreement by and between Davel Communications, Inc. and Sterling Payphones, L.L.C. dated September 7, 2007	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on September 10, 2007
10.48	Amendment to Promissory Note dated January 3, 2008 by and between Mobilepro Corp. and United System Access, Inc.	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008
10.49	Amendment No. 4 to Convertible Debenture issued to YA Global, dated January 16, 2008 (the $15,149,650 debenture)	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on January 18, 2008
10.50	Amendment No. 6 to Convertible Debenture issued to YA Global, dated January 16, 2008 (the $7,000,000 debenture)	Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on January 18, 2008

10.51	Second Amended and Restated Executive Employment Agreement, dated June 25, 2008 between Jay O. Wright and the Company	Incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K filed on June 27, 2008

10.52	Securities Purchase Agreement dated June 30, 2008 between Mobilepro Corp. and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008
10.53	12% Secured Convertible Debenture dated June 30, 2008 issued by Mobilepro Corp. to YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008
10.54	Global Security Agreement dated June 30, 2008 between Mobilepro Corp. and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008
10.55	Intellectual Property Security Agreement dated June 30, 2008 between Mobilepro Corp. and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008
10.56	Global Guarantee Agreement dated June 30, 2008 between Mobilepro Corp. and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008
10.57	Global Pledge Agreement dated June 30, 2008 between Mobilepro Corp. and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008
10.58	Warrant dated June 30, 2008 issued by Mobilepro Corp. to YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 9, 2008
10.59	Promissory Note made as of August 1, 2008 by and among Mobilepro Corp. and Data Sales Co., Inc. in the amount of Three Hundred Thirty Thousand Dollars ($330,000).	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2008
10.60	Forbearance Agreement dated May 5, 2009 between Mobilepro Corp, and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2009
10.61	Letter dated June 2, 2009 between Mobilepro Corp. and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009

21.1	Subsidiaries of Registrant	Provided herewith

31.1	Certification by Jay O. Wright, Chief Executive Officer, pursuant to Rule 13a-14(a)	Provided herewith
31.2	Certification by Donald L. Paliwoda, Principal Financial Officer, pursuant to Rule 13a-14(a)	Provided herewith

32.1	Certification by Jay O. Wright and Donald L. Paliwoda, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Provided herewith
99.1	Power Point Presentation by Mobilepro Corp. at its Annual Meeting of Shareholders on October 23, 2008	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2008
99.1	Transcript of the on-line interview conducted by the Registrant’s Chief Executive Officer, Jay O. Wright, on December 16, 2008	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2008

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

Date: June 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jay O. Wright	Chief Executive Officer,	June 25, 2009
Jay O. Wright	Principal Executive Officer and Director

/s/ Donald L. Paliwoda	Chief Accounting Officer, Principal	June 25, 2009
Donald L. Paliwoda	Financial and Principal Accounting Officer

/s/ Donald H. Sledge	Director	June 25, 2009
Donald H. Sledge

MOBILEPRO CORP. AND SUBSIDIARIES
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009, 2008 AND 2007

Page(s)
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of March 31, 2009 and 2008	F-2 to F-3

Consolidated Statements of Operations for the Years Ended March 31, 2009, 2008 and 2007	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended March 31, 2009, 2008 and 2007	F-5

Consolidated Statements of Cash Flows for the Years Ended March 31, 2009, 2008 and 2007	F-6 to F-7

Notes to Consolidated Financial Statements	F-8 to F-38

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants

406 Lippincott Drive, Ste. J
Marlton, NJ 08053-4168
(856) 355-5900   Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Mobilepro Corp.
401 Professional Drive, Suite 128
Gaithersburg, MD 20817

We have audited the accompanying consolidated balance sheets of Mobilepro Corp. as of March 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2009.  Mobilepro Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobilepro Corp. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company did not generate sufficient cash flows from revenues during the year ended March 31, 2009, to fund its operations.  Also at March 31, 2009, the Company’s accumulated deficit was $106,992,868.  In addition, in years ended March 31, 2009, 2008 and 2007, the Company sustained net losses of $11,360,021, $18,361,602 and $45,898,288.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053

June 17, 2009

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31

ASSETS

	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$1,419,130	$2,075,117
Restricted cash	1,072,054	1,981,562
Accounts receivable, net	2,791,774	2,950,295
Notes receivable, net	513,594	1,065,000
Prepaid expenses and other current assets	909,968	1,249,685

Total Current Assets	6,706,520	9,321,659

FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION	389,961	796,702

OTHER ASSETS
Goodwill, net of impairment	11,767,213	20,531,278
Customer contracts and other intangible assets, net of amortization	229,349	539,816
Notes receivable, long-term	974,817	1,800,000
Investments and other assets	574,843	401,498

Total Other Assets	13,546,222	23,272,592

TOTAL ASSETS	$20,642,703	$33,390,953

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31
(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2009	2008

CURRENT LIABILITIES
Current portion of convertible debentures and other long-term debt	$16,033,615	$17,159,180
Accounts payable and accrued expenses	6,265,052	6,852,199
Deferred revenue	1,314,171	1,301,638

Total Current Liabilities	23,612,838	25,313,017

LONG-TERM LIABILITIES
Convertible debentures and other long-term debt, net of current portion	1,257,457	1,380,900

TOTAL LIABILITIES	24,870,295	26,693,917

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 20,035,425 shares authorized, 35,378
shares issued and outstanding at March 31, 2009 and 2008	35	35
Common stock, $.001 par value, 2,979,964,575 and 1,500,000,000 shares authorized, 1,409,864,653 and 775,821,796 shares issued and
outstanding at March 31, 2009 and 2008	1,409,865	775,822
Additional paid-in capital	101,355,376	101,554,026
Accumulated deficit	(106,992,868)	(95,632,847)

Total Stockholders' Equity (Deficit)	(4,227,592)	6,697,036

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$20,642,703	$33,390,953

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31

	2009	2008	2007

REVENUES	$30,857,981	$45,770,689	$62,559,174

OPERATING COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	20,356,273	29,220,570	36,820,779
Payroll, professional fees and related expenses (exclusive of stock compensation)	6,834,479	14,108,986	22,339,248
Office rent and expenses	1,580,047	2,304,462	2,561,851
Other general and administrative expenses	1,759,802	3,258,742	4,609,274
Write-down in carrying value of notes receivable	1,345,534	-	-
Depreciation and amortization	723,968	1,382,627	3,397,840
Stock compensation	97,663	843,962	1,623,714
Asset impairment charges	8,764,065	-	1,573,795
Restructuring charges	-	-	185,968
Total Operating Costs and Expenses	41,461,831	51,119,349	73,112,469

OPERATING LOSS	(10,603,850)	(5,348,660)	(10,553,295)

INTEREST INCOME (EXPENSE), NET	(1,562,740)	(1,728,057)	(2,474,309)

LOSS ON SALE OF ASSETS	-	(2,778,906)	-

LOSS ON EXTINGUISHMENT OF DEBT	-	-	(409,601)

EQUITY IN NET LOSS OF MICROLOG CORPORATION	(94,569)	(92,967)	-

LOSS FROM CONTINUING OPERATIONS	(12,261,159)	(9,948,590)	(13,437,205)

DISCONTINUED OPERATIONS
Loss from operation of discontinued operations	-	(2,554,384)	(32,461,083)
Gain (loss) on sale of discontinued operations	901,138	(5,858,628)	-

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	901,138	(8,413,012)	(32,461,083)

NET LOSS APPLICABLE TO COMMON SHARES	$(11,360,021)	$(18,361,602)	$(45,898,288)

INCOME (LOSS) PER SHARE, BASIC AND DILUTED
Continuing operations	$(0.0131)	$(0.0129)	$(0.0222)
Discontinued operations	0.0010	(0.0109)	(0.0538)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.0121)	$(0.0238)	$(0.0760)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	938,338,782	770,392,506	603,759,813

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

BALANCE - MARCH 31, 2006	35,378	$35	560,666,949	$560,667	$83,641,462	$(31,372,957)	$52,829,207

Shares issued under the $100 million Standby Equity Distribution Agreement	-	-	18,586,633	18,587	6,636,537	-	6,655,124

Shares issued in payment of convertible debentures and related interest	-	-	93,177,199	93,177	5,154,755	-	5,247,932

Shares issued in connection with acquisition of TCS assets	-	-	9,079,903	9,080	665,920	-	675,000

Exercise of common stock options and warrants	-	-	6,822,620	6,823	3,177	-	10,000

Shares issued in acquisition of subsidiaries and assets	-	-	3,944,214	3,944	197,211	-	201,155

Issuance of warrants in connection with convertible debentures	-	-	-	-	1,090,499	-	1,090,499

Financing fees related to the issuance of convertible debentures	-	-	-	-	(505,000)	-	(505,000)

Shares issued for consulting and investment banking services	-	-	200,000	200	35,800	-	36,000

Common stock registration costs	-	-	-	-	(10,189)	-	(10,189)

Shares of ProGames issued for cash	-	-	-	-	3,114	-	3,114

Stock compensation expense	-	-	-	-	1,623,714	-	1,623,714

Net loss for the year	-	-	-	-	-	(45,898,288)	(45,898,288)

BALANCE - MARCH 31, 2007	35,378	35	692,477,518	692,478	98,537,000	(77,271,245)	21,958,268

Shares issued in payment of convertible debentures and related interest	-	-	82,602,090	82,602	2,033,855	-	2,116,457

Stock compensation expense	-	-	-	-	843,962	-	843,962

Shares issued in settlement of consulting agreement	-	-	742,188	742	118,008	-	118,750

Shares of ProGames issued for cash	-	-	-	-	21,201	-	21,201

Net loss for the year	-	-	-	-	-	(18,361,602)	(18,361,602)

BALANCE - MARCH 31, 2008	35,378	35	775,821,796	775,822	101,554,026	(95,632,847)	6,697,036

Shares issued in payment of convertible debentures	-	-	629,042,857	629,043	(304,203)	-	324,840

Issuance of warrants in connection with convertible debenture	-	-	-	-	10,390	-	10,390

Stock compensation expense	-	-	-	-	97,663	-	97,663

Shares issued in connection with acquisition of MobileWebSurf assets	-	-	5,000,000	5,000	(2,500)	-	2,500

Net loss for the year	-	-	-	-	-	(11,360,021)	(11,360,021)

BALANCE - MARCH 31, 2009	35,378	$35	1,409,864,653	$1,409,865	$101,355,376	$(106,992,868)	$(4,227,592)

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,360,021)	$(18,361,602)	$(45,898,288)
(Gain) loss from discontinued operations	(901,138)	8,413,012	32,461,083
Loss from continuing operations	(12,261,159)	(9,948,590)	(13,437,205)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	723,968	1,382,627	3,397,840
Asset impairment charges	8,764,065	-	1,573,795
Write-down in carrying value of notes receivable	1,345,534	-	-
Stock compensation	97,663	843,962	1,623,714
Noncash interest expense	437,945	216,204	1,398,556
Equity in net loss of Microlog Corporation	94,569	92,967	-
Loss on sale of payphone assets	-	2,778,906	-
Loss on debt extinguishment	-	-	409,601
Restructuring charges	-	-	185,968
Other	-	214,452	68,418
Changes in current assets and liabilities, net of disposals
Decrease (increase) in restricted cash	909,508	342,302	(758,035)
Decrease in accounts receivable	158,521	4,409,704	1,897,794
Decrease in notes receivable	140,872	-	-
Decrease in other current assets	339,717	1,104,807	429,632
Decrease (increase) in other assets	(246,225)	518,651	(324,758)
Decrease in accounts payable and accrued expenses	(587,734)	(4,365,459)	(2,077,566)
Increase (decrease) in deferred revenue	12,533	(614,889)	537,804
Net cash used in operating activities of discontinued operations	-	(534,640)	(1,484,266)
	12,190,936	6,389,594	6,878,497

Net cash used in operating activities	(70,223)	(3,558,996)	(6,558,708)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(6,760)	(339,490)	(1,650,452)
Proceeds from sale of payphones	-	3,248,741	-
Proceeds from sale of investments	-	361,503	-
Investment in Microlog Corporation	-	(274,254)	-
Investing activities of discontinued operations	-	2,963,557	(2,719,242)

Net cash provided by (used in) investing activities	(6,760)	5,960,057	(4,369,694)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	-	-	6,666,917
Proceeds from the issuance of convertible debentures	-	-	7,000,000
Payments of long-term debt	(392,980)	(4,803,365)	(3,303,600)
Debt financing fees	(186,024)	-	(505,000)
Proceeds from notes payable	-	1,100,000	-
Financing activities of discontinued operations	-	(53,423)	(896,952)

Net cash provided by (used in) financing activities	$(579,004)	$(3,756,788)	$8,961,365

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31
(CONTINUED)

	2009	2008	2007

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(655,987)	$(1,355,727)	$(1,967,037)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	2,075,117	3,430,844	5,397,881

CASH AND CASH EQUIVALENTS - END OF YEAR	1,419,130	2,075,117	3,430,844

LESS CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	-	-	(332,731)

CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$1,419,130	$2,075,117	$3,098,113

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the year for interest	$1,431,577	$1,475,137	$1,140,998
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Notes receivable from sale of assets	$-	$2,800,000	$-
Issuance of debentures to YA Global	$13,391,175	$-	$15,149,650
Retirement of debentures issued to YA Global	$13,168,944	$-	$15,000,000
Capital leases	$-	$-	$5,174,173
Debenture maturities and accrued interest paid with common stock	$324,840	$1,967,908	$4,880,489
Goodwill recorded in acquisitions	$-	$-	$201,155
Issuance of common stock for acquisitions	$-	$-	$675,000
Amortization of SEDA deferred financing fees	$-	$-	$146,666
Issuance of warrants with new convertible debenture	$10,390	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

MOBILEPRO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009, 2008 AND 2007

NOTE 1-ORGANIZATION

Overview

MobilePro Corp., incorporated under the laws of the State of Delaware in July 2000, is a holding company with subsidiaries in the telecommunications, pay telephone and mobile content industries and an affiliate in the software industry. We previously operated in three industry segments prior to the sale of our broadband wireless and Internet subsidiaries as discussed below. Together with its consolidated subsidiaries, Mobilepro Corp. is hereinafter referred to as “Mobilepro” or the “Company”.

The Company’s voice services segment included the operations of CloseCall America, Inc. (“CloseCall”), a Stevensville, Maryland-based integrated telecommunications carrier, Davel Communications, Inc. (“Davel”), a Cleveland, Ohio-based independent payphone provider, and American Fiber Network, Inc. (“AFN”), an integrated telecommunications carrier and data processor based in Overland Park, Kansas. The Company’s Internet services segment previously included DFW Internet Services, Inc. (“DFW”, doing business as Nationwide Internet), an Irving, Texas-based Internet services provider, its acquired Internet service provider subsidiaries, and InReach Internet, Inc. (“InReach”), an Internet service provider based in Stockton, California. The Company’s municipal wireless networks operations were conducted primarily by a wholly owned subsidiary, NeoReach, Inc. (“NeoReach”), and its subsidiary, Kite Networks, Inc. (“Kite Networks”, formerly known as NeoReach Wireless, Inc.). The wireless networks segment also included the operations of the Company’s subsidiary, Kite Broadband, LLC (“Kite Broadband”), a broadband wireless service provider. Both Kite Networks and Kite Broadband were based in Ridgeland, Mississippi.  The Internet and broadband wireless divisions were both sold in July 2007.  The corporate segment has included our Internet gaming and mobile content subsidiary, ProGames Network, Inc. (“ProGames”), that we founded in December 2005.

On June 30, 2007, the Company entered into a Purchase Agreement (the “USA Agreement”) with United Systems Access, Inc. (“USA”), pursuant to which USA agreed to acquire all of the outstanding shares of CloseCall and AFN (the Company’s “Integrated Telecom Business”, which was included in the voice services business segment) and all of the outstanding shares of DFW and InReach (together these companies comprised the Company’s Internet services provider business segment, or “ISP Business”). The sale of the ISP Business was completed on July 18, 2007. The sale of the Integrated Telecom Business was subject to the receipt of certain regulatory approvals, which was originally expected to be obtained by the end of calendar year 2007.  On January 14, 2008, the Company received notice from USA purporting to terminate the USA Agreement with respect to the sale of the Integrated Telecom Business, but provided that USA remained interested in discussing terms upon which it would purchase the Integrated Telecom Business (see Note 3). USA was unable to complete the purchase on terms acceptable to the Company and, as a result of this default, the Company subsequently terminated the sale of its Integrated Telecom Business to USA.

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

On June 30, 2007, Davel sold approximately 730 operating payphones to an unaffiliated payphone operator. On September 7, 2007, Davel sold an additional 21,405 payphones to Sterling Payphones, LLC (“Sterling”). Sterling also assumed certain liabilities of Davel. Effective September 30, 2007, Davel sold an additional 300 payphones (see Note 3). Following these transactions, Davel’s remaining operations have been significantly reduced. Davel’s remaining operations are being continued and Davel is pursuing the recovery of certain claims including the AT&T Corporation (“AT&T”), Sprint Communications Company, LP (“Sprint”) and Qwest Communications Company, Inc. (“Qwest”) claims described in Note 12.

Going Concern Uncertainty

The Company has historically lost money.  Our accumulated deficit at March 31, 2009 was $106,992,868. In the years ended March 31, 2009, 2008 and 2007, we sustained net losses of $11,360,021, $18,361,602 and $45,898,288, respectively. Over the last few years, most of the acquired businesses experienced declining revenues. Although restructuring measures controlled other operating expenses, the Company was unable to reduce the corresponding costs of services.  In addition, the Company funded the start-up and operations of the municipal wireless networks and mobile content businesses without these companies achieving expected revenues. Because the cash required to fund the continuing operating losses and to complete the build-out of planned municipal wireless networks exceeded the Company’s available capital, the Company signed agreements to sell substantial portions of its operations to several unaffiliated buyers during the fiscal year ended March 31, 2008.

The amount of cash used in operations during fiscal years ended March 31, 2009, 2008 and 2007 were $70,223, $3,558,996 and 6,558,708, respectively. The decline in cash used in operation was largely due to the reduction in corporate expenses and the elimination of cash used for discontinued operations. The Company also received $810,215 of receipts in the fiscal year ended March 31, 2009 relating to claims involving over-billings by certain telecommunications carriers of Davel in violation of regulatory rulings (“Regulatory Receipts”), including $718,314 received from Qwest in the second fiscal quarter (see Note 12).  Although the Company continues to operate the Integrated Telecom Business which has been consistently profitable and able to generate significant cash flow for the Company, we are likely to continue to experience liquidity and cash flow problems due to the Company’s current debt service requirements, including amounts due under the remaining equipment obligations and leases of the former Wireless Networks Business.

YA Global Investments, L.P. (“YA Global”, f/k/a Cornell Capital Partners, L.P.) has been a significant source of capital for the Company, providing financing in several forms. Effective June 30, 2008, the Company issued a secured convertible debenture to YA Global with an aggregate principal balance of $13,391,175, replacing the previous convertible debentures. The Company did not pay the remaining principal balance of $13,029,125 that was due May 1, 2009. On May 5, 2009, the Company executed an agreement with YA Global, pursuant to which YA Global has agreed to forbear from enforcing its rights and remedies against the Company under the convertible debenture through May 31, 2009. Although YA Global initially extended the forbearance period through June 5, 2009, YA Global has not agreed to further extend the forbearance period. As a result, Mobilepro is in default of its obligations under the secured convertible debenture.

The Company is currently cooperating with Gobility in its efforts to sell the assets of Kite Networks in order to satisfy the remaining equipment obligations and leases of the former Wireless Networks Business for which the Company is co-obligor. However, two of the leasing companies have each filed separate lawsuits against the Company to collect the balances due on their respective equipment leases. If Gobility is unable to sell its wireless networks assets to satisfy these obligations and/or the leasing companies are able to obtain a judgment against the Company, the Company could be required to pay the outstanding balance on those leases and equipment obligations (see Note 7).   Given the passage of nearly two years since the sale of the Wireless Networks Business and the failure of one of the leasing companies, Commonwealth Capital Corporation, to cooperate with prior sale efforts, we believe it is unlikely that Gobility will succeed in selling any additional portions of the Wireless Networks Business.

Notwithstanding expected cash flow deficits, the Company has significant claims against third parties which, if successful, could be used by the Company to fund its obligations and/or pay a portion of the amount due to YA Global (see Note 12). Claims against third parties include litigation against AT&T, Sprint and Qwest for non-payment of dial around compensation to the Davel entities, portions of amounts claimed from telecommunications carriers for Regulatory Receipts, and contractual claims for damages in connection with the sale of the Integrated Telecom Business and the Wireless Networks Business. However, there can be no assurance that the Company will be able to prevail in its claims against third parties, that the amount awarded will be material, or that such amounts, if any, can be collected by the Company.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments based on recorded amounts for the foreseeable future. To date, the Company has been unable to permanently eliminate the cash requirements to fund certain remaining liabilities of the Wireless Networks Business for which the Company is co-obligor. Although YA Global initially extended the forbearance period through June 5, 2009, YA Global has not agreed to further extend the forbearance period or restructure the payment terms of the obligations owing under the secured convertible debenture.  As a result, Mobilepro is in default of its obligations under the secured convertible debenture owed to YA Global and, given current market conditions and Mobilepro’s financial condition, obtaining the required financing to retire the secured convertible debenture is unlikely to occur in the immediate future.  YA Global has informed the Company that it intends to exercise its rights as the Company’s senior secured creditor.  Such rights include, but are not limited to, foreclosing on the assets of the Company. In such event the Company will not have the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Acquisition Activities

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

On January 31, 2006, the Company acquired the remaining minority interest in Kite Broadband and the business of Kite Networks. In February 2007, pursuant to the terms of the acquisition agreement requiring a purchase price adjustment based on working capital, the Company issued 3,944,214 additional shares of its common stock to the former owners. Such shares were valued at $201,155 and their issuance resulted in an increase to goodwill.

The Company has looked at other acquisition opportunities over the past twelve months but, due to the Company’s financial condition, has not been able to consummate any transactions.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior-period financial statement balances have been reclassified to conform to the March 31, 2009 presentation.

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

Companies Held for Sale

In the quarter ended March 31, 2009, the Company reclassified the assets and liabilities of its Integrated Telecom Business, along with the remaining net liabilities of the Wireless Networks Business for which the Company is co-obligor, to continuing operations. Previously those assets and liabilities were classified as “held for sale” at December 31, 2008 and at the end of each prior annual and quarterly reporting period. In addition, the operating results of the Integrated Telecom Business which were previously reported in discontinued operations have been reclassified to continuing operations for all periods presented in these consolidated financial statement.  At the time of reclassification, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company recognized $235,157 of additional depreciation and amortization expense that would have been recognized in the fiscal year ended March 31, 2008 if the assets and liabilities had been classified as held and used. The Company also wrote down the carrying value of goodwill in the quarter ended March 31, 2009 which reduced the net assets of the Integrated Telecom Business to its fair value at the date the net assets were reclassified to continuing operations (see Note 5).

The Wireless Networks Business and the ISP Business were sold in the fiscal year ended March 31, 2008. The operating results, including the gain or loss on sale of these businesses, are included in discontinued operations in the accompanying consolidated statements of operations for the fiscal years ended March 31, 2009, 2008 and 2007.

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

Restricted Cash

The Company is required to maintain letters of credit collateralized by cash as additional security for the performance of obligations under certain service agreements. Restricted cash also includes $937,664 of certificates of deposit at March 31, 2009 and 2008 that secure various capital lease obligations. In addition, restricted cash included $206,397 at March 31, 2008 that was held in escrow to indemnify Sterling for possible claims that could arise in connection with the sale of Davel’s payphones on September 7, 2007 (see Note 3). On September 12, 2008, the remaining balance of the escrow account and accrued interest was transferred to unrestricted cash. The cash collateral is restricted and is not available for the Company’s general working capital needs. The letters of credit expire at various dates through March 2010.

Revenue Recognition

The Company derives a material portion of its revenues through the provision of local telephone, long distance, and wireless calling by subscribers. The Company recognizes revenue related to these telecommunications services when such services are rendered and collection is reasonably assured; it defers revenue for services that the Company bills in advance. Revenue related to service contracts covering future periods is deferred and recognized ratably over the periods covered by the contracts.

Historically, a material amount of the Company’s revenues was also generated from the use of Davel’s payphones. Davel derives its payphone revenue from two principal sources: coin calls and non-coin calls. Revenue related to all calls, including dial-around compensation and operator service revenue, is recognized in the periods that the customers place the calls. Any variations between recorded amounts of revenue and actual cash receipts are accounted for at the time of receipt.

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

Davel also recognizes revenue related to non-coin dial-around calls that are initiated from a Company payphone in order to gain access to a specific long distance company or to make a standard toll free call. Revenue related to such dial-around calls is recognized initially based on estimates. The inter-exchange carriers have historically paid for fewer dial-around calls than are actually made and the collection period for dial-around revenue is generally four to six months, but can be in excess of one year. Most dial-around receivable amounts are received early in each calendar quarter from an industry clearinghouse organization, one quarter in arrears.  For example, Davel was entitled to receive its dial-around receipts related to the quarter ended June 30, 2007 in October 2007, allowing it to adjust the second calendar quarter dial-around receivable amount included in the balance sheet at September 30, 2007 based on the actual collection experience. Davel’s estimate of revenue for the most recent calendar quarter is based on the historical analysis of calls placed and amounts collected. These analyses are updated on a periodic basis. Recorded amounts of revenue may be adjusted based on actual receipts and/or the subsequent revision of prior estimates. Total dial-around revenue amounts for the fiscal years ended March 31, 2009, 2008 and 2007 were approximately $418,000, $2,297,000, and $6,198,000, respectively.

Accounts Receivable

The Company conducts business and may extend credit to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances and based to a significant extent on recent historical overall account write-off experience. The Company had allowances for doubtful accounts of $773,696 and $993,356 at March 31, 2009 and 2008, respectively, relating to accounts receivable other than dial-around compensation amounts.

Dial-around receivable amounts included in the consolidated balance sheets at March 31, 2009 and 2008 were $31,671 and $45,692, respectively. During all periods presented, credit losses, to the extent identifiable, were generally within management’s overall expectations.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. See Note 14 for further information regarding fair value measurements.

Financing Fees

The Company incurred financing costs of $186,024 in connection with the refinancing of the secured convertible debenture issued to YA Global on June 30, 2008. These costs, representing primarily legal and other fees paid in cash, are included in other assets at December 31, 2008 and are being amortized to interest expense through the maturity date of the debentures on May 1, 2009. Total financing fees charged to interest expense for the fiscal year ended March 31, 2009 was $167,422. At March 31, 2009, the unamortized balance of deferred financing fees included in the condensed consolidated balance sheets was $18,602.

The financing fees paid in May 2004 to YA Global and others related to the negotiation of the Standby Equity Distribution Agreement (the “SEDA”) were deferred and, in the prior years, were amortized against additional paid-in-capital on a straight-line basis over the twenty-four (24) month term of the SEDA. These fees were paid with the issuance of 8,000,000 shares of Mobilepro common stock valued in the amount of $1,760,000. The Company recorded amortization of approximately $147,000 in the fiscal year ended March 31, 2007, completing the amortization of the cost of the deferred asset.

The Company also incurred financing costs of $505,000 in the fiscal year ended March 31, 2007 in connection with issuance of a convertible debenture to YA Global. These costs, representing primarily fees paid in cash to YA Global, were charged to additional paid-in-capital.

Accounting for Stock Options and Warrants

Effective April 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payments,” relating to stock-based compensation issued to employees, including options, warrants, restricted share plans, performance-based awards, stock appreciation rights, stock purchase plans and other stock-based awards.  Under SFAS No. 123R, compensation cost is recorded in the financial statement based on the fair value of the award on the date of grant and is recognized as compensation expense over the period in which the award vests. The Company uses the Black-Scholes pricing model to determine the fair value of options and warrants. The amounts of compensation expense recorded for the fiscal years ended March 31, 2009, 2008 and 2007 were $97,663, $843,962 and $1,623,714, respectively.

Property, Plant and Equipment

Furniture and equipment are included in fixed assets in the accompanying consolidated balance sheets and are stated at cost. Depreciation expense is computed using the straight-line method during the estimated useful life of each asset. The amounts of depreciation related to continuing operations included in the consolidated statements of operations for the fiscal years ended March 31, 2009, 2008 and 2007 were approximately $413,501 $1,118,916 and $2,624,295, respectively. When an asset is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. At March 31, 2009 and 2008, property, plant and equipment values related to continuing operations were as follows:

	Estimated Useful Lives (in years)	2009	2008
Furniture and fixtures	7	$388,192	$388,192
Machinery and equipment	5	1,512,552	1,505,792
Leasehold Improvements	7	101,621	101,621
Subtotals		2,002,365	1,995,605
Less accumulated depreciation		(1,612,404)	(1,198,903)
Fixed assets, net		$389,961	$796,702

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, furniture and equipment and other long-lived assets included in assets of companies held for sale were not depreciated or amortized while such assets were classified as held for sale. In the quarter ended March 31, 2009, the Company reclassified the assets and liabilities of its Integrated Telecom Business to continuing operations. At that time, the Company recognized $91,371 and $107,064 of additional depreciation expense that would have been recognized if the assets and liabilities had been classified as held and used in the fiscal year ended March 31, 2008 and the first three quarters of the fiscal year ended March 31, 2009, respectively.

Advertising Contracts

CloseCall has used print, signage, radio and television advertising to market services to customers of certain local professional sports teams. Advertising programs include the use of long-term contracts. Upon the negotiation of such a contract, the Company records the cost of the advertising program as an asset, and amortizes the balance to operating expenses over the life of the contract. The Company has re-evaluated the effectiveness of its long-term advertising contracts and has decided to discontinue such programs. At March 31, 2008, current assets included prepaid expenses of $137,749 related to such contracts. The corresponding contract liability has been typically paid in installments. At March 31, 2008, current liabilities included accounts payable and accrued expenses of $171,375 that were payable under such contracts. At March 31, 2009, there were no prepaid expense or contract liability amounts included in current assets and current liabilities in the accompanying consolidated balance sheets.

Customer Contracts and Other Intangible Assets

Customer contracts and other intangible assets had a cost of $1,026,544 at March 31, 2009 and 2008, and accumulated amortization of $797,195 and $486,728, respectively. These assets are being amortized over their estimated useful lives or contract terms (generally five years) on a straight-line basis. The amounts of amortization expense included in continuing operations for the years ended March 31, 2009, 2008 and 2007 were $310,467, $48,025 and $162,720, respectively.  In the quarter ended March 31, 2009, the Company reclassified the assets and liabilities of its CLEC Business to continuing operations. In accordance with SFAS No. 144, the Company recognized $143,786 and $128,441 of additional amortization expense that would been recognized if the assets and liabilities had been classified as held and used in the fiscal year ended March 31, 2008 and the first three quarters of the fiscal year ended March 31, 2009, respectively.

Intangible assets previously included amounts paid to property location owners in connection with payphone installation contracts. These other assets, which were sold in conjunction with the sale of a majority of Davel’s payphones in September 2007, were amortized on a straight-line basis over their estimated useful lives based on the contract terms (generally 5 years). Amortization expense related to location contracts was $215,686 and $610,825 for the fiscal years ended March 31, 2008 and 2007, respectively.  There was no amortization expense relating to these intangible assets in fiscal 2009.

In connection with the acquisition of certain customer rights to provide broadband services under an agreement with Sprint Communications Company L.P. (“Sprint”), Kite Broadband made an up-front payment of $6,578,550, which was capitalized and allocated between the value ascribed to the initial three-year term of the agreement with Sprint, amounting to $1,966,200, and the value ascribed to the bargain purchase option, amounting to $4,612,350. The amount assigned to the initial term of the agreement was being amortized on a straight-line basis over the initial three-year term. For the fiscal year ended March 31, 2007, amortization expense included in discontinued operations was approximately $663,000. In addition, the Company recorded an impairment charge at March 31, 2007 in the amount of $5,468,215 representing the entire remaining carrying value of this asset.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at the indicated dates:

	March 31 2009	March 31 2008

Accounts payable	$2,221,474	$2,706,063
Accrued taxes and fees	1,485,302	1,355,175
Accrued restructuring costs	100,218	100,218
Accrued compensation	531,001	549,922
Accrued interest expense	583,672	505,647
Other accrued liabilities	1,343,385	1,635,174
Totals	$6,265,052	$6,852,199

At March 31, 2009 and 2008, the accrued restructuring costs balance of $100,218 was included in accounts payable and accrued expenses. During the fiscal year ended March 31, 2007, the Company recorded restructuring charges related primarily to the termination of employees in the amount of $283,839. Of this amount, $185,968 was included in continuing operations and $97,871 was included in discontinued operations. During the fiscal year ended March 31, 2007, the Company made payments totaling $485,032 relating to balances that had previously been accrued.  At March 31, 2007, the accrued restructuring costs balance was $284,918 including $184,700 related to the loss expected on the abandonment of leased facilities and $100,218 related to the termination of certain employees. During the 2008 fiscal year, a portion of the liability for the abandoned leased facilities was paid and a portion was transferred in connection with the sale of the ISP Business.

Income Taxes

Effective July 14, 2000, the Company adopted the provisions of SFAS No. 109, “Accounting for Income Taxes”. The statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Because of its history of losses, the Company has not had any material federal or state income tax obligations.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for the Company’s fiscal year beginning April 1, 2008 (April 1, 2009 with respect to certain non-financial assets and liabilities), and interim periods within such fiscal years. The adoption of SFAS No. 157 for financial assets and liabilities in the first quarter of the current fiscal year did not have a material effect on the Company’s financial position or results of operations as the Company does not have any material financial assets or liabilities that required remeasurement at fair value. See Note 14 for further information regarding fair value measurements.

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

NOTE 3-DISPOSITION OF BUSINESSES

Sale of the ISP and Integrated Telecom Business

On June 30, 2007, the Company entered into a Purchase Agreement with USA, pursuant to which USA agreed to acquire all of the outstanding shares of CloseCall, AFN, DFW and InReach (the “Wireline Businesses”). The USA Agreement was subsequently amended to extend the closing date for the sale of the ISP Business which was completed on July 18, 2007. The closing for the Integrated Telecom Business was expected to occur following receipt of the necessary regulatory approvals. Until the closing, USA agreed to manage the Integrated Telecom Business pursuant to a management agreement entered into with USA (the “USA Management Agreement”).

On January 14, 2008, the Company received notice from USA purporting to terminate the USA Agreement with respect to the sale of the Integrated Telecom Business, but provided that USA remained interested in discussing terms upon which it would complete the purchase.  The Company has been in communications with USA and disputes the validity of the claims alleged for the purported termination, which include the alleged failure to obtain certain regulatory and contractual approvals and the alleged breach of certain representations and warranties set forth in the USA Agreement. The Company believes the purported termination was in bad faith and commenced action in pursuit of all available legal and equitable remedies available to it against USA. Despite the on-going discussions with USA, the Company re-assumed operating control of AFN and CloseCall and terminated the agreement to sell the Integrated Telecom Business to USA in the fourth quarter of the fiscal year ended March 31, 2008.

Under the USA Agreement, the total purchase price for the ISP and Integrated Telecom Businesses was $27,663,893 consisting of $21.9 million in cash and 8,100 shares of convertible preferred stock of USA (the “USA Preferred”) with a fair value of $5,763,893. The 8,100 shares of USA Preferred, received as an advanced payment towards the purchase of the Integrated Telecom Business, are convertible into 7.5% of the outstanding common stock of USA and could be redeemed for $8.1 million in cash, at the option of the Company, anytime following the third anniversary of the closing of the Integrated Telecom Business (the “Put Option”). Prior to that time, USA had the option to redeem all of the unconverted USA Preferred for $12,960,000. The fair value of the USA preferred was originally based on the present value of the $8.1 million Put Option discounted at an interest rate of 10%. Through December 31, 2007, the discount on the USA preferred of $2,336,107 was being accreted to income through the estimated date the Put Option was to become exercisable using the interest method. During the second and third quarters of the fiscal year ended March 31, 2008, the Company recorded and included as an offset to interest expense $244,198 of income relating to the discount.  Following the termination of the sale of the Integrated Telecom Business to USA in the fourth quarter of fiscal 2008, the value of the USA Preferred was considered impaired. The Company discontinued the accretion of the discount and wrote-off the carrying value of the USA Preferred against the liability recorded for the advanced proceeds from USA. The net difference in carrying values of $56,442 was recorded as a reduction in the loss on sale of discontinued operations in the fourth quarter of the fiscal year ended March 31, 2008.

Upon the closing of the sale of the ISP Business on July 18, 2007, the Company received $2.5 million in cash, a $2 million note (the “USA Note”), which was originally payable upon the earlier of the closing of the Integrated Telecom Business or January 1, 2008, and the 8,100 shares of USA Preferred. The remaining cash proceeds of $17,400,000 were to be paid by USA at the time of the Integrated Telecom closing.  Until that time, USA was required to cause the managed companies to make monthly payments of interest on this balance at a rate of 7.75% directly to YA Global, two months in arrears. The Company received the monthly payments due through January 1, 2008, which payments were applied to principal and interest on the debentures held by YA Global. The Company initially recorded these payments as an offset to interest expense in the amount of $616,985 through December 31, 2007.  In the fourth quarter of fiscal year 2008, the Company reversed this amount that was previously credited to interest expense.

On January 3, 2008, the Company and USA entered into an amendment to the USA Note.  USA made payments of $500,000 each on January 4 and January 11, 2008 with the remaining balance of $1,000,000, together with accrued interest at the rate of 7.75%, due on the earlier of the date of the closing of the sale of the Integrated Telecom Business or March 31, 2008. Of the $1,000,000 of payments, the Company received $125,000 and the remaining $875,000 was used to pay principal and interest on the convertible debentures due to YA Global.  USA did not pay the remaining principal balance of $1,000,000 or the accrued interest due on March 31, 2008. In July 2008, the Company revised the payment terms relating to the USA Note and received payments totaling $200,000. The remaining principal balance and accrued interest at 12% per annum was due on December 29, 2008.  USA has not paid the balance due on the USA Note and certain other receivables and has advised the Company that USA is being indemnified for the amounts due and owing under the USA Note by its former Chief Executive Officer, L. William Fogg.  Mr. Fogg, and his wholly owned company, Nationwide Acquisition Corp. are alleged to be the successors in interest to the ISP Business previously sold to USA.  Mr. Fogg has disputed the amount due under the USA Note and alleges the right to certain setoffs against the amounts due and owing the Company.  Mr. Fogg and Nationwide Acquisition Corp. previously filed a declaratory judgment lawsuit against the Company, AFN, CloseCall and USA relating to various amounts owed to the Company including the USA Note.  In response thereto, the Company has filed certain counterclaims against USA, Nationwide Acquisition Corp. and Mr. Fogg (see Note 12).  At March 31, 2009, USA was in default with respect to the USA Note, which provides for interest at a default rate of 18% per annum.  The claims alleged in the declaratory judgment lawsuit and various counterclaims alleged against USA were settled at a mediation that was held on June 8, 2009. During the year ended March 31, 2009, the Company wrote down the carrying value of the USA Note by $345,534.

The loss incurred in connection with the sale of the ISP Business, after adjustment for the termination of the sale of the Integrated Telecom Business, of $2,424,785 is included in the loss on sale of discontinued operations in the accompanying consolidated statements of operations.

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

Under the terms of the Gobility Debenture, Gobility was required to raise at least $3.0 million in cash no later than August 15, 2007. Prior to closing, the Company received a reliance letter from Wingfield Corporation, N.V. (“Wingfield”), a Brussels, Belgium-based merchant bank, stating that such financing was forthcoming. To date, Gobility has not obtained financing from Wingfield or any other source and is in default with respect to the Gobility Debenture. As a result of this default, the Company has the right but not the obligation to repurchase the Wireless Networks Business with the surrender of the Gobility Debenture and the payment of nominal additional consideration. In addition to its inability to obtain the required financing, Gobility has been unable to fund its operations including the payment of amounts due under a series of capital equipment leases and other equipment-related obligations. Because the equipment leases and other equipment purchases were co-signed by Mobilepro, if Kite Networks fails to pay the leases, absent any other defenses it may have, the Company could be obligated to pay the obligations relating to the equipment leases and equipment purchases. As a result of these defaults by Gobility, the Company has written off the $2.0 million Gobility Debenture and has recorded the capital leases and equipment-related obligations as liabilities in connection with the sale in the fiscal year ended March 31, 2008. The Company has also recorded the certificates of deposits securing the equipment lease obligations.

The Company has cooperated with Gobility in its efforts to sell the assets of Kite Networks in order to pay the obligations relating to the equipment leases and other equipment. In September 2007, the Company was required to make lease payments totaling $64,165. On March 10, 2008, Gobility sold the assets of the wireless network in Longmont, Colorado, and the Company received the related proceeds in the form of promissory notes from the purchaser totaling $1,800,000 (see Note 4). In addition, the Company entered into a forbearance agreement with the principal equipment vendor and agreed to pay the $1,591,978 equipment obligation, with interest at the prime rate, and a related lease obligation in the principal amount of $149,749.  In March 2008, the Company also satisfied the terms of one of the leases relating to the Tempe, Arizona wireless network with an aggregate principal balance of $318,595, plus accrued interest, by paying $93,000 in cash and having the $250,000 certificate of deposit that secured the lease applied thereto. As a result of the sale to Gobility and these transactions, the Company recorded a net loss on the sale of its Wireless Networks Business of $3,433,843 that was reported in the loss on sale of discontinued operations for the fiscal year ended March 31, 2008.

On August 1, 2008, the Company executed a promissory note and release with Data Sales Co., Inc. (“Data Sales”) in the principal amount of $330,000. The note is in full satisfaction of a $1,231,138 lease obligation for which the Company was a co-borrower with Kite Networks and reflects the impact of a sale of certain uninstalled wireless equipment by Data Sales to an unaffiliated third party purchaser that was consummated in July 2008.  The Company recorded a gain of $901,138 in the second fiscal quarter of the year ended March 31, 2009 as a result of the transaction.

The Company continues to cooperate with Gobility in its efforts to sell the remaining assets of Kite Networks; however, the Company is not confident that additional sales by Gobility are likely.  In the event Gobility is unsuccessful in its attempts to sell the remaining assets and satisfy the equipment lease obligations, the Company, subject to any defenses it might have, could be required to make the payments on the remaining equipment leases. At March 31, 2009, the amounts recorded on the consolidated balance sheets relating to the capital lease obligations, accrued interest, and the note payable and equipment obligation were $2,385,736, $447,412 and $1,613,647, respectively. The corresponding amounts outstanding at March 31, 2008 were $3,569,518, $342,592 and $1,571,978, respectively. The Company has also recorded the certificates of deposits securing the lease obligations in the aggregate amount of $937,664 at March 31, 2009 and 2008 in the accompanying consolidated balance sheets.

Discontinued Operations

The Company has sold its Wireless Networks and ISP Businesses. Revenues, operating costs and expenses, and other income and expense attributable to the Wireless Networks and ISP Businesses have been aggregated to a single line, loss from discontinued operations, in the consolidated statements of operations for all periods presented. The Company has no income taxes due to operating losses incurred for tax purposes. No interest expense, other than amounts relating to the capital leases or other debt recorded by the discontinued businesses prior to the sales, has been allocated to discontinued operations.

 The revenues, income and losses of discontinued operations were as follows:

	Years Ended March 31
	2009	2008	2007

Revenues	$-	$6,730,697	$26,530,154
Loss from operations of discontinued operations	$-	$(2,554,384)	$(32,461,083)
Gain (loss) on disposal	901,138	(5,858,628)	-

Income (loss) from discontinued operations	$901,138	$(8,413,012)	$(32,461,083)

There were no remaining assets and liabilities associated with the Wireless Networks and ISP Businesses classified as asset or liabilities of companies held for sale at March 31, 2009 and 2008.

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

On September 7, 2007, Davel sold approximately 21,405 payphones to Sterling. Under the terms of the sale agreement, the Company received $50,000 in cash and $1,839,821 in cash was paid to YA Global to reduce the amount of principal and interest owed under the outstanding convertible debentures. Pursuant to the sale agreement, proceeds in the amount of $850,832 were used for the direct payment of certain related liabilities and broker fees and $1,200,000 of proceeds was used for the funding of escrow accounts established for the payment of key vendor obligations and indemnification claims. Sterling also assumed certain other liabilities of Davel. Effective September 30, 2007, Davel sold an additional 300 payphones for approximately $85,000. After these sales, Davel’s remaining operations have been significantly reduced. Davel’s remaining operations are being continued and Davel is pursuing the recovery of certain claims including the AT&T, Sprint and Qwest claims described in Note 12. A loss on sale of assets of $2,800,206 was included in the loss from continuing operations in the second quarter of the fiscal year ended March 31, 2008 in connection with these transactions. The net gain and loss relating to the sale of Davel’s payphone assets are included in continuing operations as loss on sale of assets in the accompanying consolidated statements of operations.

NOTE 4-NOTES RECEIVABLE

Notes receivable consist of a $2,000,000 note receivable from USA, as amended, with a remaining principal balance of $859,128 and $1,000,000 at March 31, 2009 and 2008, respectively, and notes receivable with an original principal balance of $1,865,000 that the Company received in connection with the sale of the Longmont, Colorado wireless network (see Note 3). In July 2008, the Company revised the payment terms relating to the USA Note and received payments totaling $200,000. The remaining principal balance and accrued interest at 12% per annum was due on December 29, 2008. USA has not paid the balance due on the note and certain other receivables and has advised the Company that USA is being indemnified for the amounts due and owing under the USA Note by its former Chief Executive Officer, L. William Fogg.  Mr. Fogg, and his wholly owned company, Nationwide Acquisition Corp. are alleged to be the successors in interest to the ISP Business previously sold to USA.  Mr. Fogg has disputed the amount due under the USA Note and alleges the right to certain setoffs against the amounts due and owing the Company.  Mr. Fogg and Nationwide Acquisition Corp. have filed a declaratory judgment lawsuit against the Company, AFN, CloseCall and USA relating to various amounts owed to the Company including the USA Note. In response thereto, the Company filed certain counterclaims against USA, Nationwide Acquisition Corp. and Mr. Fogg (see Note 12).  At March 31, 2009, USA was in default with respect to the USA Note, which provides for interest at a default rate of 18% per annum.  The claims raised in the declaratory judgment lawsuit and various counterclaims alleged against USA and Mr. Fogg were settled at a mediation that was held on June 8, 2009.  During the fiscal year ended March 31, 2009, the Company wrote down the carrying value of the USA Note by $345,534. The Company has also discontinued the accrual of interest for financial reporting purposes effective January 1, 2009. The net carrying values of the USA Note of $513,594 and $1,000,000 and the related accrued interest of $45,534 and $19,852 are included in current assets in the accompanying consolidated balance sheets at March 31, 2009 and 2008, respectively.

Notes receivable with an original principal balance of $1,865,000 are due from DHB Networks, LLC (“DHB”), the purchaser of the Longmont, Colorado wireless network, and consist of four notes. The notes generally provide for quarterly payments of interest only at 9% beginning September 1, 2008 plus equal quarterly principal payments of $141,050 commencing March 1, 2011. The notes and any unpaid interest are due in March 2015. The notes are guaranteed by the principal owner of DHB.

In October 2008, the Company revised the payment terms on the DHB notes and subsequently received $12,500 towards the interest that was due in September 2008.  The remaining unpaid interest accrued through November 30, 2008 totaling $109,817 was capitalized. Thereafter, interest is payable quarterly beginning February 28, 2009 at a new rate of 10% per annum. The maturity and principal payments dates have not changed. DHB has not paid the interest payments that were due on February 28 and May 31, 2009.  The Company is presently negotiating with DHB regarding the payment terms of the notes and has written down the carrying value of the notes by $1,000,000 in the fiscal year ended March 31, 2009. The Company has also discontinued the accrual of interest for financial reporting purposes effective December 1, 2008. These notes receivable, with a net carrying value of $974,817 and $1,865,000 (including the current portion of $65,000 at March, 31, 2008), are included in notes receivable, long-term in the consolidated balance sheets at March 31, 2009 and 2008, respectively.

NOTE 5- IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

At March 31, 2009 and 2008, the Company’s consolidated balance sheets include goodwill of $11,767,213 and $20,531,278, respectively, relating to the Company’s Integrated Telecom Business.  These and other goodwill amounts were previously recorded in connection with the series of acquisitions completed by the Company since January 1, 2004.  SFAS No. 142, “Goodwill and Other Intangible Assets”,  requires that the Company assess the fair value of goodwill amounts relating to acquired entities at least annually in order to identify any impairment in the values. However, on a quarterly basis, management is alert for events or circumstances that would indicate that, more likely than not, the fair value amounts of goodwill for reporting segments have been reduced below the corresponding carrying amounts. If there is a determination that the fair value of an acquired entity is less than the corresponding net assets amount, including goodwill, an impairment loss would be identified and recorded at that time.

During the fourth quarter of the fiscal year ended March 31, 2009, there was a decline in the operating performance of the Integrated Telecom Business. In addition, the Company was previously engaged in negotiations to sell the business which did not materialize. As a result, management reviewed the carrying values of the net assets of the Integrated Telecom Businesses at March 31, 2009 and determined that an adjustment for goodwill impairment was appropriate. The Company estimated the fair value, as determined under SFAS No. 142, of the reporting unit using a model developed by the Company which incorporates growth rates and other adjustments to base revenues and expenses to estimate future cash flows, and applies a discount rate to those estimated cash flows. The Company recorded an impairment charge in the amount of $8,764,065 at March 31, 2009, to write down goodwill and the net assets of the Integrated Telecom Business to fair value. The asset impairment charge recorded for the fiscal year ended March 31, 2009 was included in operating costs and expenses of continuing operations in the accompanying consolidated statements of operations.

During the fiscal year ended March 31, 2007, the Wireless Networks Business, the ISP Business and Davel did not perform as expected. In addition, as discussed above, the Company was engaged in negotiations for the sale of all of these businesses. As a result, management reviewed the carrying values of the assets of these businesses during fiscal year 2007 and determined that adjustments for goodwill and other asset impairment were appropriate. The Company recorded impairment charges in the total amount of $27,275,987 during the fiscal year ended March 31, 2007, including $17,745,303 representing the entire amount of goodwill and other intangible assets related to Wireless Networks, $6,474,889 relating to the goodwill of the ISP Business, $1,482,000 relating to certain deployed wireless network equipment of Kite Networks, and $1,573,795 relating to certain payphone equipment and location contracts of Davel.  Of the total asset impairment charges recorded for the fiscal year ended March 31, 2007, $25,702,192 of this amount was included in the loss from discontinued operations and $1,573,795 was included in operating costs and expenses relating to continuing operations.

NOTE 6-INVESTMENTS

During the year ended March 31, 2005, the Company provided certain management services to two emerging technology firms. As consideration, the Company received a non-affiliate equity interest in each firm. These investments were recorded in the amounts of $300,000 and $150,000, respectively, approximating the value of the services provided. The shares of common stock held by the Company are considered to be available-for-sale securities. If a decline in the fair value of these securities is judged by management to be other than temporary, the cost basis of the securities would be written down to fair value at that time. During the fiscal year ended March 31, 2008, the Company received $361,503 from the sale of a portion of the shares and wrote down the carrying value of the remaining shares. The Company recognized a loss of $81,587 in fiscal 2008 relating to these transactions. The carrying value of the common stock included in other assets of continuing operations at March 31, 2008 was $6,910. In the fiscal year March 31, 2009, the Company wrote off the remaining carrying value of the shares.

The Company received advanced proceeds, primarily in the form of an investment in 8,100 shares of the USA Preferred, in connection with the sale of the ISP Business and Integrated Telecom Business in the second quarter of the fiscal year ended March 31, 2008 (see Note 3). The fair value of the USA Preferred of $5,763,893, net of a $2,336,107 discount, was initially recorded and a portion of the discount in the amounts of $244,198 was accreted to income in fiscal year ended March 31, 2008. Following the termination of the sale of the Integrated Telecom Business to USA in the fourth quarter of the 2008 fiscal year, the value of the convertible preferred stock was considered impaired and was written-off against the liability recorded for the advance from USA. The difference between the carrying values of the asset and liability of $56,442 was recorded as a reduction in the loss on sale of discontinued operations reported in the consolidated statements of operations during the fourth quarter of the fiscal year ended March 31, 2008.

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

The Company currently owns approximately 30% of the outstanding common stock of Microlog and accounts for its investment using the equity method of accounting.  If all of the warrants and convertible securities issued by Microlog were exercised or converted to common stock, the Company would own approximately 70% of the outstanding common stock on a fully diluted basis. Microlog is a Gaithersburg, Maryland based government contractor that develops, sells and installs software for integrated voice response and web-based customer contact systems in the healthcare industry.  Microlog’s common stock is traded on the “Pink Sheets” under the symbol “MLOG”. The market value of the Company’s investment in the common stock of Microlog at March 31, 2009 was $373,333.

In January 2008, the Company also entered into a management agreement to provide financial, legal and administrative services to Microlog at a rate of $8,800 per month. The accompanying consolidated statements of operations include revenues of $105,600 and $22,000 related to this management agreement and $225,000 and $53,630 of interest income related to notes receivable from Microlog for the fiscal years ended March 31, 2009 and 2008, respectively. At March 31, 2009 and 2008, the carrying value of the investment and amounts due from Microlog of $491,447 and $256,917, respectively, are included in investments and other assets in the accompanying consolidated balance sheets.  Microlog and the Company are currently negotiating a potential modification to the management agreement.

NOTE 7-DEBT

A summary of the balances owed under the debentures, notes payable, and other long-term liabilities at March 31, 2009 and 2008 is as follows:

	March 31, 2009	March 31, 2008
Convertible Debenture issued to YA Global	$13,066,335	$-
Amended Debenture issued to YA Global	-	11,006,823
Secured Debentures issued to YA Global	-	2,162,121
Capital leases	2,385,736	3,569,518
Equipment obligation	1,331,978	1,571,978
Equipment note payable	281,669	-
Other notes payable and long-term obligations	226,393	259,848
	17,292,111	18,570,288
Less: Unamortized debt discounts	(1,039)	(30,208)
Less: Amounts due within one year	(16,033,615)	(17,159,180)
Long-term portion of debt	$1,257,457	$1,380,900

Based on the current terms of the YA Global debenture, notes payable and other long-term liabilities, the entire long-term portion of the debt at March 31, 2009 will become due for payment in the twelve-month period ending March 31, 2011.

The Convertible Debenture Agreement

Effective June 30, 2008, the Company issued a secured convertible debenture to YA Global (the “Convertible Debenture”) with an aggregate principal balance of $13,391,175, replacing the Amended Debenture and the Secured Debenture described below. The Convertible Debenture provides for monthly payments of interest at a 12% annual interest rate with the remaining principal balance due on May 1, 2009. The Company did not pay the remaining principal balance due on May 1, 2009.

On May 5, 2009, the Company executed a Forbearance Agreement with YA Global, pursuant to which YA Global agreed to forbear for a period ending June 1, 2009 (the “Forbearance Period”) which was later extended to June 5, 2009, from enforcing its rights and remedies against the Company under the Convertible Debenture and related agreements. The Convertible Debenture continues to carry an interest rate of 12% during the Forbearance Period.  Despite the Company’s efforts to restructure the terms of the Convertible Debenture, YA Global has informed the Company that it intends to exercise its rights as the Company’s senior secured creditor.  Such rights include, but are not limited to, foreclosing on the assets of the Company.   In such event the Company may not have the ability to continue as a going concern (see Note 1).

Under the terms of the Convertible Debenture, YA Global may convert any portion of the unpaid principal and interest into shares representing up to 4.99% of the Company’s common stock at the lesser of $0.04973 per share or the average of the two lowest volume weighted average prices during the five trading days immediately preceding the conversion date. If certain conditions are met, the Company has the option to pay a portion of the total interest due in common stock at the applicable conversion price on the day immediately prior to the interest payment date. The conversion price is subject to adjustment if the Company is deemed to have issued shares at a price that is lower than the effective conversion price on the date such shares are issued.  The Convertible Debenture is secured by substantially all of the assets of the Company.

During the fiscal year ended March 31, 2009, the Company issued 629,042,857 shares of common stock  to YA Global which caused a reduction of $324,840 in principal relating to the Convertible Debenture. Subsequent to March 31, 2009, YA Global converted additional shares totaling 290,700,000 shares of common stock.  Principal was reduced by $87,710 as part of those conversions. We believe that such shares were sold by YA Global pursuant to Rule 144 of the Securities Act of 1933 (the “Securities Act”).

In connection with the issuance of the Convertible Debenture, the Company granted to YA Global a seven-year warrant to purchase 25,000,000 shares of its common stock at an exercise price of $0.04973 per share, which expires on June 30, 2015. In addition, the outstanding warrants previously granted to YA Global to purchase 15,000,000 share of common stock at $0.20 per share and 10,000,000 shares of common stock at $0.174 per share were repriced and are now exercisable at a price of $0.04973 per share.  The Convertible Debenture was recorded in the accounts net of an unamortized debt discount of $10,390 reflecting the fair value of the related warrants on the date of issuance or repricing. The discount amounts are being amortized as charges to interest expense over the term of the Convertible Debenture.

The Secured Debenture Agreement

On August 28, 2006, the Company entered into a financing agreement with YA Global that provided $7.0 million in debt financing with the proceeds received in a series of four closings (the “Secured Debenture Agreement”). At each closing, the Company issued YA Global a 7.75% secured convertible debenture in the gross amount for the closing, convertible into shares of common stock at $0.174 per share. The Company received cash proceeds of $6,495,000, net of financing fees of $505,000. In addition, YA Global was issued warrants to purchase 10,000,000 shares of common stock that expire on various dates in 2011 at an exercise price of $0.174 per share, as amended.  As set forth above, the warrants were repriced on June 30, 2008 and are now exercisable at a price of $0.04973 per share.

The debentures issued pursuant to the Secured Debenture Agreement were recorded in the balance sheet net of unamortized debt discounts reflecting the fair market values of the debentures on the dates of issuance after allocating a like amount of proceeds to the related warrants. The discount amounts were amortized as charges to interest expense over the terms of the related debentures.

Under conditions similar to those included in the Amended Debenture (see discussion below), the Company had the right to make any and all such principal and interest payments by issuing shares of its common stock to YA Global with the amount of such shares based upon the lower of $0.174 per share or 93% of the average of the two lowest daily volume weighted average per share prices of its common stock during the five days immediately following the scheduled payment date. Through March 31, 2007, the Company issued 42,598,498 shares of its common stock in satisfaction of $1,500,000 in principal and $198,654 in accrued interest. From April 1, 2007 through May 10, 2007, the Company issued an additional 78,091,157 shares of its common stock in satisfaction of $1,849,343 in principal and $47,743 in accrued interest. The Company used cash to pay $29,836 in principal and $6,614 in interest on May 10, 2007. On July 18, 2007, the Company also paid $145,821 in principal and $265,678 in accrued interest from the proceeds of sale of the ISP Business. On September 7, 2007 and October 19, 2007, the Company paid an additional $347,009 in principal and $68,493 of interest from the proceeds of sale of Davel’s payphones.  During the quarter ended December 31, 2007, the Company paid $42,117 in principal and $38,128 of interest from the monthly interest payments received from USA on the $17.4 million cash balance due at the time of the closing of the sale of the Integrated Telecom Business.  In January 2008, the Company paid $865,393 of principal and $26,521 of interest from the payments received from USA relating to the USA Note and the monthly interest payment.

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

The Amended Debenture

On June 30, 2006, the Company entered into an amended secured convertible debenture in the amount of $15,149,650 with YA Global (the “Amended Debenture”), replacing the debenture that was previously outstanding (the “Debenture”). The Debenture was originally recorded in the accounts net of unamortized debt discount reflecting the fair value on the date of issuance of the related warrant. The net carrying amount of the Debenture and the related amount of accrued interest of $14,590,399 and $149,650, respectively, were eliminated from the accounts in connection with the issuance of the Amended Debenture, resulting in a loss on the extinguishment of the Debenture debt in the amount of $409,601 in June 2006.

Under the Amended Debenture, the Company had the right to make any and all principal and interest payments by issuing shares of its common stock to YA Global provided that all such shares may only be issued by the Company if such shares are tradable under Rule 144 of the Securities Act, are registered for sale under the Securities Act, or are freely tradable by YA Global without restriction. The value assigned to such shares was based upon the lower of $0.275 per share or 93% of the average of the two lowest daily volume weighted average per share prices of the Company’s common stock during the five days immediately following the scheduled payment date. YA Global had the right to convert all or any part of the unpaid principal and accrued interest owed under the Amended Debenture into shares of our common stock at a conversion price of $0.275 per share. The Amended Debenture was secured by a blanket lien on our assets. The Amended Debenture bore interest at an annual rate of 7.75%.

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

Availability of Registered Shares

The Company filed a registration statement on Form S-3 on October 12, 2006 covering the resale of a total of 404,474,901 shares of the Company’s common stock by various selling stockholders, including 55,089,635 shares that may be issued to YA Global under the Amended Debenture, 120,689,655 shares related to convertible debentures issued under the Secured Debenture Agreement, and 38,750,000 shares related to the corresponding stock warrants. This registration statement was declared effective by the SEC, enabling the Company’s use of common stock to make installment payments to YA Global under the various debentures. As of May 10, 2007, the Company had issued all of the approximately 175,779,000 shares covered by the registration statement relating to the convertible debentures.

The Debentures – Interest Expense

For the fiscal years ended March 31, 2009, 2008 and 2007, the amounts of interest expense related to the debentures issued to YA Global, and included in the loss from continuing operations in the accompanying consolidated statements of operations based on the stated interest rates, were $1,464,400, $1,142,273 and $1,332,439, respectively.

Interest expense amounts included in the accompanying consolidated statements of operations for the current and prior year periods also included total debt discount amortization related to the debentures issued to YA Global. Amortization amounts were $39,559, $264,110, and $893,322, respectively, for the fiscal years ended March 31, 2009, 2008 and 2007.  Interest expense for the fiscal year ended March 31, 2009 also included an amount, $167,422, relating to the amortization of deferred financing fees totaling $186,024 paid in connection with the issuance of the Convertible Debenture.

The discounts provided to YA Global in connection with the issuance of shares of common stock in satisfaction of principal and interest payments due under the Secured Debentures and Amended Debenture were charged to interest expense. The amounts included in interest expense for the fiscal years ended March 31, 2008 and 2007 were $148,550 and $367,443, respectively.

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

During the two-year period ended March 31, 2006, the Company borrowed amounts from YA Global that totaled $31,500,000 pursuant to a series of promissory notes with maturities of one-year or less and annual interest rates ranging from 8% to 12%.  Notes with a remaining principal balance of $3,600,000, plus accrued interest of $392,953, were owed to YA Global at March 31, 2006.  These amounts were paid during the quarter ended June 30, 2006 with cash provided by the Company’s operating units. Interest expense for the fiscal year ended March 31, 2007, based on the stated rates of interest, was $25,704.

Sale/Leaseback Transactions

On June 28, 2006, Mobilepro, along with Kite Networks, executed a master equipment lease agreement intended to cover certain qualifying municipal wireless network equipment. During the remainder of the fiscal year ended March 31, 2007, the Company received approximately $2,000,000 in gross cash proceeds from the sale of certain municipal wireless network equipment that was deployed in Tempe, Arizona.  Pursuant to the master lease agreement, the Company leased back the equipment with the transactions representing capital leases.  Accordingly, fixed assets and capital lease liabilities were recorded in the accounts of Kite Networks at the present values of the future lease payments, or $1,875,721.

On December 27, 2006, the Company received approximately $1,207,000 in gross cash proceeds from the sale of certain municipal wireless network equipment that was deployed in Farmers’ Branch, Texas. Pursuant to the terms of the master lease agreement, the Company leased back the subject equipment with the transaction representing a capital lease.  Accordingly, a fixed asset and a capital lease liability were recorded in the accounts of Kite Networks at the present value of the future lease payments, or $1,187,703.

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

Aggregate sale proceeds in the amount of approximately $1,062,000 were used to purchase certificates of deposit that are pledged to secure the lease obligations. An additional $125,664 was used to purchase certificates of deposit that are pledged to secure the lease obligations in April 2007 and a portion of the restricted cash, $250,000, was released in connection with the payment of a portion of the lease balance in March 2008 as further described below. The remaining balance of $937,664 is included in restricted cash in the accompanying consolidated balance sheets at March 31, 2009 and 2008.

Equipment Lease Commitment

On October 10, 2006, Mobilepro, along with Kite Networks, signed another master equipment lease agreement with a lease financing firm that permitted up to $3 million in lease financing capital for wireless network equipment purchases. The master lease agreement was available only for the purchase of certain equipment manufactured by Cisco Systems. The lease term for each lease schedule was twenty-four months. Pursuant to this arrangement and as of March 31, 2007, fixed assets and capital lease liabilities were recorded in the accounts of Kite Networks at the present value of the future lease payments discounted at an assumed incremental borrowing rate of 14.75%, or $1,950,405. This master lease agreement included an option to purchase the equipment at the end of the lease term at a price equal to the fair market value of the equipment which amount was not to exceed 21% of the original cost of the equipment.

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

In September 2007, the Company was required to make lease payments totaling $64,165.  On March 10, 2008, Gobility sold the assets of the wireless network in Longmont, Colorado, and the Company received the proceeds in the form of promissory notes from the purchaser totaling $1,800,000. In addition, the Company entered into a forbearance agreement with the principal equipment vendor and agreed to pay the $1,591,978 equipment obligation, with interest at the prime rate, and a related lease obligation in the principal amount of $149,749.  In March 2008, the Company also paid off one of the leases relating to the Tempe, Arizona wireless network with an aggregate principal balance of $318,595, plus accrued interest, by paying $93,000 in cash and applying the $250,000 certificate of deposit that secured the lease. As a result of the sale to Gobility and these transactions, the Company recorded a net loss on the sale of its Wireless Networks Business of $3,433,843 that is included in the loss on sale of discontinued operations in the consolidated statements of operations for the fiscal year ended March 31, 2008.

The Company continues to cooperate with Gobility in its efforts to sell the remaining assets of Kite Networks.  However the Company is not confident that Gobility will be successful in its attempts to sell the remaining assets and satisfy the equipment lease obligations. As discussed in Note 12, on March 15, 2008 Harborside Investments III LLC, one of the lessors, filed a lawsuit against the Company to collect amounts due under its equipment lease. On March 24, 2009, Commonwealth Capital Corporation, another lessor, also filed a lawsuit against the Company to collect amounts allegedly due under its equipment lease. If these leasing companies are successful in obtaining a judgment against the Company, the Company could be required to pay the outstanding balances due to the leasing companies as a result of the default in equipment lease payments by Gobility. The Company could also be subject to late payment penalties and interest at the default rate.

In connection with the sale of the Wireless Networks Business to Gobility, the Company recorded the outstanding principal amounts of the capital leases, equipment obligation and accrued interest in the accounts of Mobilepro. The remaining liabilities, other than accrued interest, are included in convertible debentures and other long-term debt at March 31, 2009 and 2008 in the accompanying consolidated balance sheets.  At March 31, 2009, a summary of the future scheduled payments based on the original terms of the capital leases and the equipment and interest obligations were as follows:

Lease payments due in the twelve months ending --
March 31, 2010	$2,870,799
Less – interest portions	(485,063)
Capital leases – principal portions	2,385,736
Equipment obligation	1,331,978
Equipment note payable	281,669
Accrued interest on capital leases and equipment obligations	447,412
Total liabilities	$4,446,795

The Company has also recorded the certificates of deposits securing the lease obligations in the aggregate amount of $937,664, which are available to offset a portion of the capital lease liabilities. The certificates of deposit are included in restricted cash in the accompanying consolidated balance sheets at March 31, 2009 and 2008.

The equipment obligation provides for monthly principal payments of $20,000, plus interest at the prime rate, with additional principal payments due on a quarterly basis based on the scheduled payments due on the notes receivable from the purchaser of the Longmont, Colorado wireless network. The remaining unpaid principal balance and accrued interest is due and payable on September 7, 2010. The annual scheduled maturities of the equipment obligation are $388,500 and $943,478 for the twelve months ended March 31, 2010 and 2011, respectively.

As discussed in Note 3, on August 1, 2008, the Company executed a promissory note and release in the principal amount of $330,000 in full satisfaction of $1,231,138 of the lease obligations. The equipment note payable, as amended, requires seven monthly payments of $10,000 through March 1, 2009 and sixteen monthly payments of $7,000 thereafter and accrues interest at the rate of twelve percent.  The remaining unpaid principal balance and accrued interest is due and payable on July 31, 2010.  The Company recorded a gain of $901,138 in the second quarter of the fiscal year ended March 31, 2009 as a result of this transaction.

NOTE 8-INCOME TAXES

The provision for income taxes results in an effective tax rate that differs from the Federal statutory tax rate as follows for the years ended March 31, 2009, 2008 and 2007:

	Years Ended March 31,
	2009	2008	2007
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(3.0)	(3.0)	(3.0)
Permanent differences	0.1	0.1	0.1
Change in valuation allowance	37.9	37.9	37.9
Effective tax rate	-%	-%	-%

The components of the Company’s net deferred tax asset were as follows:

	March 31
	2009	2008
Net operating loss carryforwards	$29,757,615	$28,427,504
Capital loss carryforward	11,007,969	11,350,402
Goodwill impairment/amortization	1,820,148	(945,820)
Depreciation/asset impairment	(131,694)	(93,694)
Write down of notes receivable	511,303	-
Deferred revenue	228,000	228,000
Stock compensation	520,622	483,510
Other differences	310,853	271,406
Valuation allowance	(44,024,816)	(39,721,308)
Total net deferred tax asset	$-	$-

As of March 31, 2009 and 2008, the Company’s valuation allowance fully offset the net deferred tax asset. The Company calculated the valuation allowance in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during recent years, is given more weight when assessing whether the level of future profitability needed to recognize the deferred assets will be achieved. The Company’s cumulative loss in since inception represents sufficient negative evidence to require a full valuation allowance under the provisions of SFAS No. 109. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support the reversal of any portion of the allowance.

The Company’s tax net operating loss carryforwards (“NOL Carryforwards”) were approximately $78,309,513 at March 31, 2009, and expire at various dates through March 31, 2029. In addition, certain of the Company’s subsidiaries have substantial pre-acquisition NOL Carryforwards. When there has been a change in an entity’s ownership, utilization of NOL Carryforwards relating to periods prior to acquisition may be limited. Because of the changes in the ownership of prior acquisitions of the Company, the use of these acquired net operating losses will be limited and may not be available to offset future taxable income. At March 31, 2009, the Company also had a capital loss carryforward of $28,968,340 arising principally from the sale of the Wireless Networks Business and the ISP Business. Such capital losses may only be used to offset future capital gains, if any, and expire on March 31, 2013.

NOTE 9-STOCKHOLDERS’ EQUITY

Standby Equity Distribution Agreement (the “SEDA”)

On May 13, 2004, the Company entered into the SEDA with YA Global that provided, generally, that YA Global would purchase up to $100 million of the common stock of Mobilepro over a two-year period, with the time and amount of such purchases, if any, at the Company’s discretion. YA Global was entitled to purchase the shares at a 2% discount to a weighted-average market price of the common stock. The Company was obligated to pay a fee to YA Global and other advisors at the time of each draw. On May 19, 2006, the SEDA expired.  The discount under this arrangement that were provided to YA Global upon the sale of shares of common stock of $137,795 in the year ended March 31, 2007 was included in interest expense.

Common Stock Transactions in the Year Ended March 31, 2007

During the first quarter of fiscal year 2007, the Company issued 22,000,000 shares of common stock to the escrow agent under the requirements of the SEDA. The termination of the SEDA in May 2006 resulted in the return of 3,413,367 shares of common stock to the Company by YA Global. The return of the shares was recorded in October 2006. Draws under the SEDA during the fiscal year ended March 31, 2007 totaled $6,655,124.

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

Common Stock Transactions in the Year Ended March 31, 2009

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

During the fiscal year ended March 31, 2009, the Company issued 629,042,857 shares of common stock  to YA Global which caused a reduction of $324,840 in principal relating to the Convertible Debenture. Subsequent to March 31, 2009, YA Global converted additional shares totaling 290,700,000 shares of common stock.  Principal was reduced by $87,710 as part of those conversions. We believe that such shares were sold by YA Global pursuant to Rule 144 of the Securities Act.

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

Stock Options and Warrants

The stockholders of the Company have approved the issuance of 30,000,000 shares of common stock in connection with stock options granted pursuant to the 2001 Equity Performance Plan (the “2001 Plan”). In addition, the Company has issued options and warrants to purchase common stock to key personnel pursuant to specific authorization of the Board of Directors outside the scope of the 2001 Plan. The following tables summarize the stock option activity and the warrant activity for the years ended March 31, 2009, 2008 and 2007:

		Weighted-Average
Stock Options --	Number of Options	Exercise Price
Outstanding – March 31, 2006	11,076,000	$0.2260
Granted	750,000	$0.1150
Exercised	(300,996)	$0.0528
Cancelled	(7,648,004)	$0.0232
Outstanding – March 31, 2007	3,877,000	$0.2053
Granted	-	$-
Exercised	-	$-
Cancelled	(2,221,000)	$0.1943
Outstanding – March 31, 2008	1,656,000	$0.2200
Granted	-	$-
Exercised	-	$-
Cancelled	(105,000)	$0.2200
Outstanding – March 31, 2009	1,551,000	$0.2200

Exercisable – March 31, 2009	1,551,000	$0.2200

	Number of	Weighted-Average
Stock Warrants --	Warrants	Exercise Price
Outstanding – March 31, 2006	94,932,500	$0.1669
Granted	57,300,000	$0.1847
Exercised	(6,521,524)	$0.0182
Cancelled	(22,805,342)	$0.3018
Outstanding – March 31, 2007	122,905,634	$0.1597
Granted	20,000,000	$0.0089
Exercised	-	$-
Cancelled	(18,966,666)	$0.1526
Outstanding – March 31, 2008	123,938,968	$0.1362
Granted	61,850,000	$0.0212
Exercised	-	$-
Cancelled	(8,500,000)	$0.1534
Outstanding – March 31, 2009	177,288,968	$0.0753

Exercisable – March 31, 2009	132,876,467	$0.0994

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

Most of the stock options and warrants issued prior to March 31, 2007 relating to the achievement of Company objectives were cancelled at March 31, 2007.

On April 29, 2009, the Company granted warrants to purchase 37,000,000 shares of common stock at an exercise price of $0.0003 per share to certain officers, directors and management personnel. The warrants expire ten years from the date of grant. The warrants vest on June 30, 2010.

Effective April 1, 2006, the Company adopted the provisions of SFAS 123R that require companies to record the compensation cost associated with stock options and warrants. As required by SFAS 123R, the Company has determined the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The model used by the Company in order to determine the fair values of the stock options and warrants awarded after March 31, 2006 and those previously awarded options and warrants with unvested portions at March 31, 2006 continues to be the Black-Scholes model. The Company used the prospective method in order to adopt this accounting standard. Accordingly, compensation expense has been recorded for the fiscal years ended March 31, 2009, 2008 and 2007 related to new awards and the unvested stock options and warrants at March 31, 2006 on a straight-line basis over the applicable vesting periods. The operating results for the year ended March 31, 2006 were not restated.

The following table summarizes information about outstanding warrants to purchase the Company’s common stock at March 31, 2009:

	Outstanding Warrants			Exercisable Warrants
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Term	Weighted Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$0.00 - $0.01	51,350,000	8.9	$0.004	7,000,000	$0.008
$0.01 - $0.04	27,382,500	5.5	0.02	27,382,500	0.02
$0.04 - $0.05	50,000,000	3.9	0.05	50,000,000	0.05
$0.10 - $0.19	19,950,217	6.0	0.16	19,887,716	0.16
$0.20 - $0.20	13,150,000	4.2	0.20	13,150,000	0.20
$0.22 - $0.23	5,956,251	6.7	0.23	5,956,251	0.23
$0.30 - $0.35	9,500,000	1.2	0.31	9,500,000	0.31
Total Warrants	177,288,968	5.8	0.08	132,876,467	0.10

The Company also had outstanding stock options to purchase 1,551,000 shares of common stock with a weighted average exercise price of $0.22 per share and a weighted average remaining term of 6.6 years. All such stock options were exercisable at March 31, 2009. Total compensation cost related to nonvested warrants at March 31, 2009 was $38,912, which, if not forfeited, will be recognized as expense in the fiscal year ended March 31, 2010.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the years ended March 31, 2009, 2008 and 2007:

	2009	2008	2007
Dividend yield	-%	-%	-%
Expected volatility	70%	60%	60%
Risk-free interest rate	3.00%	4.00%	4.00%
Expected term (in years)	8.80	10.00	10.00

For stock options and warrants granted during the years ended March 31, 2009, 2008 and 2007, the weighted-average grant-date fair values were $0.001, $0.002 per share and $0.049 per share, respectively.

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

NOTE 10-BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted income (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effects of the assumed exercise of outstanding stock options and warrants and the assumed conversion of the Debenture and other convertible notes payable for the years ended March 31, 2009, 2008 and 2007 were anti-dilutive as the Company incurred net losses in these years.

NOTE 11-OPERATING LEASES

The Company leases office space and various types of equipment under non-cancelable operating leases. Certain leases have renewal options. Rent expense for the fiscal years ended March 31, 2009, 2008 and 2007 relating to continuing operations was $723,220, $843,236 and $889,129, respectively.  Future minimum payments under non-cancelable leases with initial terms of one year or more applicable to continuing operations consisted of the following at March 31, 2009:

Years Ending March 31,	Minimum Lease Payments
2010	$552,715
2011	515,053
2012	192,645
2013	153,088
2014	153,391
Thereafter	38,634
Total Payments	$1,605,526

Rent expense for the fiscal years ended March 31, 2008 and 2007 relating to discontinued operations was $342,829, and $1,146,190, respectively.

NOTE 12-LITIGATION

In addition to certain other litigation arising in the normal course of its business that we believe will not materially affect our financial position or operating results, we were involved with the following legal proceedings during the fiscal year ended March 31, 2009.

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

Although the District Court Litigation has been pending since 1999, the litigation remains in its preliminary phases. As a result, we cannot predict the likelihood of success on the merits, the costs associated with the pursuit of the claims, the timing of any recovery or the amount of recovery, if any. However, the industry representing a group of independent payphone providers, including the Davel Entities, has prevailed in a similar Federal Communications Commission administrative proceeding against another carrier for non-payment of dial-around compensation using a similar methodology which was accepted and pursuant to which the Federal Communications Commission assessed pre-judgment interest (the "Similar Litigation"). Based upon our methodology in the Similar Litigation, we estimate that the amount in controversy for the Davel Entities against the Defendants extends well into the eight figures, but any recovery is conditioned on, among other things (i) prevailing on the merits at trial; (ii) having the Davel Entities' damages model and other claims approved in whole or in large part; (iii) prevailing on any appeals that the Defendants may make; and (iv) the continued solvency of the Defendants. As evidenced by the more than ten years that this litigation has been in process, the Defendants have shown an interest in stretching the duration of the litigation and have the means to do so. Although the Davel Entities could ultimately benefit (in an absolute sense, although not necessarily on a present value basis) from this delay in the event that pre-and/or post-judgment interest (awarded at 11.25% per annum in the Similar Litigation) is assessed against the Defendants and the potential award of attorneys' fees and/or other remedies (in addition to compensatory damages) if the Davel Entities prevail, such delay will result in a deferral of the receipt of any cash to the Davel Entities.

3) Under the authority granted by the Management Agreement to USA, CloseCall America filed a complaint in the Circuit Court for Howard County, Maryland, against Skyrocket Communications, Inc. (“Skyrocket”) Case No. 13-C-07-70296 for breach of contract and unjust enrichment (the “Skyrocket Litigation”).  CloseCall’s claim arose from an unpaid credit owing to CloseCall in the amount of $23,914 owed under a terminated technical support services agreement.  In response thereto, Skyrocket filed a counter-claim alleging breach of contract and asserting damages in the amount of $1.5 million.  In January 2008 Skyrocket filed an amended counter-complaint asserting an additional claim for intentional misrepresentation, seeking $5 million in actual damages and $5 million in punitive damages.  Based upon our belief that the counter-claim and amended counter-claims are without merit, CloseCall filed a motion for summary judgment.  The Court granted CloseCall’s motion on the amended counter-claim and dismissed Skyrocket’s claim for intentional misrepresentation.  The Skyrocket Litigation was scheduled for trial on February 9, 2009.  During the trial, the court granted CloseCall’s motion for judgment on the claims alleged in the counter-complaint, leaving CloseCall’s breach of contract and unjust enrichment claims to be determined by the jury.  After deliberation on the claims against Skyrocket, the jury returned a verdict in favor of CloseCall.  Thereafter, Skyrocket filed an appeal of the jury verdict.  Notwithstanding the favorable trial court ruling in CloseCall’s favor, in April 2009 the parties entered into a Settlement Agreement terminating the litigation and providing a mutual release of claims, which ended the pending litigation between the parties.

4) On or about March 15, 2008 we were served with a summons and complaint in the Superior Court of New Jersey in Bergen County captioned Harborside Investments III LLC vs. MobilePro Corp. and Neoreach, Inc.  The plaintiff alleges claims of breach of agreement and unjust enrichment arising out of an equipment lease agreement for wireless equipment and seeks damages in the amount of approximately $1.3 million (the “Harborside Litigation”). On or about April 28, 2008 the Company filed its answer, separate defenses and third party complaint against JTA Leasing Co., LLC. Although discovery has commenced, the Harborside Litigation remains in its initial stages. Although we believe MobilePro has meritorious defenses to the alleged claims and we intend to vigorously defend ourselves in this matter we cannot predict the likelihood of success in the Harborside Litigation. The Company has recorded the liability for the estimated principal balance relating to this capital lease obligation and the related accrued interest which is included in current liabilities in the consolidated balance sheets at March 31, 2009 and 2008.

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

On June 8, 2009 the parties participated in a mediation of the claims raised in the declaratory relief proceeding and the cross-claims alleged by the Company against USA.  As a result of the mediation efforts, the parties agreed to settle their claims.  The settlement agreement is subject to further documentation which is expected to be finalized by the parties on or before June 30, 2009.

8) On or about March 24, 2009 we were served with a summons and complaint in the District Court of Arizona the Phoenix Division captioned Commonwealth Capital Corp. vs. City of Tempe, MobilePro Corp. and Neoreach, Inc.  The plaintiff alleges claims of breach of agreement arising out of an equipment lease agreement for wireless equipment and seeks damages in an amount in excess of $904,620 (the “Commonwealth Litigation”).  In response thereto, the Company filed counterclaims against the plaintiff for tortious interference with business expectancy and breach of the duty of good faith and fair dealing.  The Commonwealth Litigation remains in its initial stages. Although we believe MobilePro has meritorious defenses to the alleged claims and we intend to vigorously defend ourselves in this matter we cannot predict the likelihood of success in the Commonwealth Litigation. The Company has recorded the liability for the estimated principal balance relating to this capital lease obligation and the related accrued interest which is included in current liabilities in the consolidated balance sheets at March 31, 2009 and 2008.

9) On or about June 1, 2009 we were served with a summons and complaint in the Circuit Court for Montgomery County, Maryland captioned Thomas E. Mazerski vs. MobilePro Corp and CloseCall America, Inc.  The plaintiff alleges claims of breach of an employment agreement and seeks the payment of certain wages, bonuses and legal fees totaling $270,414.  The plaintiff further alleges that he is entitled to seek treble damages for his wage claim under the provisions of the Maryland Labor and Employment Section 3-507(b) (1).  The Company is currently evaluating the defenses and counterclaims which it intends to assert against the Plaintiff.  Although we believe MobilePro and CloseCall have meritorious defenses to the alleged claims and we intend to vigorously defend ourselves in this matter we cannot predict the likelihood of success in this matter.

10)  On or about June 5, 2009 we were served with a summons and complaint in the Circuit Court for Montgomery County, Maryland captioned Richard Ramlall vs. MobilePro Corp. and CloseCall America, Inc.  The plaintiff alleges that he is owed a bonus in the amount of $48,333.  The plaintiff further alleges that he is entitled to seek treble dames for his wage claim under the provisions of the Maryland Labor and Employment Section 3-507(b) (1).  The Company is currently evaluating the defenses which it intends to assert against the Plaintiff.  Although we believe MobilePro and CloseCall have meritorious defenses to the alleged claims and we intend to vigorously defend ourselves in this matter we cannot predict the likelihood of success in this matter.

11) Other Ongoing and Threatened Litigation

The Company is involved in other claims and litigation arising in the ordinary course of business, which it does not expect to materially affect its financial position or results of operations. The Company has been threatened by several former employees with litigation; however, to date, no litigation or other action other than described above has commenced which is material to the Company.  The Company and its subsidiaries are involved from time to time in disputes with industry providers which are typically resolved through negotiations.  One such industry provider has asserted certain amounts are owed by AFN.  Although AFN has disputed such amounts and does not believe the amount owed to the industry provider is material, if the dispute is not resolved through negotiations and is adversely determined against AFN, such amount could be material.

NOTE 13-QUARTERLY RESULTS (unaudited)

Certain unaudited quarterly financial information for the fiscal years ended March 31, 2009 and 2008 was as follows:

Three Months Ended 2009	June 30	September 30	December 31	March 31	Full Year
Total revenues	$7,729,614	$8,914,976	$6,604,538	$7,608,853	$30,857,981
Operating income (loss)	(137,929)	306,178	(492,440)	(10,279,659)	(10,603,850)
Loss from continuing operations	(448,367)	(170,678)	(905,380)	(10,736,734)	(12,261,159)
Income (loss) from discontinued operations	-	901,138	-	-	901,138
Net income (loss)	$(448,367)	$730,460	$(905,380)	$(10,736,734)	$(11,360,021)
Net income (loss) per share, basic and diluted
Continuing operations	$(0.0006)	$(0.0002)	$(0.0009)	$(0.0088)	$(0.0131)
Discontinued operations	-	0.0011	-	-	0.0010
Net income (loss) per share	$(0.0006)	$0.0009	$(0.0009)	$(0.0088)	$(0.0121)

Three Months Ended 2008	June 30	September 30	December 31	March 31	Full Year
Total revenues	$15,078,450	$13,145,377	$8,697,418	$8,849,444	$45,770,689
Operating loss	(2,050,292)	(1,879,883)	(668,831)	(749,654)	(5,348,660)
Loss from continuing operations	(2,679,721)	(4,847,804)	(605,924)	(1,815,141)	(9,948,590)
Income (loss) from discontinued operations	(2,308,944)	(7,762,956)	-	1,658,888	(8,413,012)
Net loss	$(4,988,665)	$(12,610,760)	$(605,924)	$(156,253)	$(18,361,602)
Net income (loss) per share, basic and diluted
Continuing operations	$(0.0035)	$(0.0063)	$(0.0008)	$(0.0023)	$(0.0129)
Discontinued operations	(0.0031)	(0.0100)	-	0.0021	(0.0109)
Net loss per share	$(0.0066)	$(0.0163)	$(0.0008)	$(0.0002)	$(0.0238)

Net income (loss) per share amounts for each quarter are required to be computed independently. The sum of such amounts do not necessarily equal the amount computed on an annual basis.

Revenues for the quarter ended September 30, 2008 include $794,383 of Regulatory Receipts received from certain telecommunication carriers, including $718,314 relating to a settlement made with Qwest.  The second quarter of fiscal 2009 also includes a $901,138 gain applicable to discontinued operations relating to the settlement of a capital lease obligation with Data Sales (see Note 3, “Sale of the Wireless Networks Business”). The operating loss amount in the quarter ended March 31, 2009 includes asset impairment charges of $8,764,065 (see Note 5). The operating loss amount also includes $470,662 of additional depreciation and amortization that was recognized in the fourth quarter of fiscal 2009 when the Integrate Telecom Business was reclassified from discontinued to continuing operations.

The loss from continuing operations includes a loss on the sale of payphone assets of $2,800,206 in the quarter ended September 30, 2007. The decrease in the revenues and operating loss during the last two quarters of that year reflect the effects of the reduction in the number of payphones owned. The loss from continuing operations in the quarter ended March 31, 2008 includes the reversal of $616,985 of interest from USA accrued in prior quarters that was canceled upon the termination of the sale of the Integrated Telecom Business. The loss from discontinued operations includes a $7,517,516 loss on the sale of the ISP and Wireless Businesses in the quarter ended September 30, 2007 offset by a reduction of the loss of $1,658,888 in the quarter ended March 31, 2008, relating primarily to the proceeds received by the Company in connection with the sale of the Longmont, Colorado wireless network by Gobility (see Note 3).

NOTE 14- FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” for all financial assets and liabilities accounted for at fair value.  SFAS No. 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS No. 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS No. 157 establishes a three-level valuation hierarchy based upon observable and non-observable inputs.

For financial assets and liabilities, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

Level I Inputs – Quoted prices for identical instruments in active markets.

Level II Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level III Inputs – Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2009.

Assets	Level I	Level II	Level III	Total

Cash and cash equivalents	$1,419,130	$-	$-	$1,419,130
Restricted cash	1,072,054	-	-	1,072,054
Notes receivable - current	-	-	513,594	513,594
Notes receivable – long-term	-	-	974,817	974,817
Investments in and amounts due from Microlog Corporation			491,447	491,447
Total assets	$2,491,184	$-	$1,979,858	$4,471,042

Liabilities	$-	$-	$-	$-
Total Liabilities	$-	$-	$-	$-

For a description of factors consider in establishing valuations and changes in valuation amounts for assets valued using level III inputs, see Notes 4 and 6.

NOTE 15-SUBSEQUENT EVENTS

On May 5, 2009, the Company obtained a 30 day forbearance on the principal payment in the amount of $13,029,125 due on the YA Global debenture that matured on May 1, 2009.   The forbearance period was extended by YA Global until June 5, 2009; however, YA Global has not agreed to further extend the forbearance period or restructure the payment terms of the obligations owing under the Convertible Debenture.  As a result, Mobilepro is in default of its obligations under the Convertible Debenture owed to YA Global and, given current market conditions and Mobilepro’s financial condition, obtaining the required financing to retire the Convertible Debenture is unlikely to occur in the immediate future.  YA Global has informed the Company that it intends to exercise its rights as the Company’s senior secured creditor.  Such rights include, but are not limited to, foreclosing on the assets of the Company. In such event the Company will not have the ability to continue as a going concern.  Such a result would likely make the Company’s common stock worthless.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.